Form 10-Q
period 1996-03-31
NPS PHARMACEUTICALS INC
filed 1996-05-14
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q

(Mark One)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1996 or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to _________________


    Commission file number 0-23272




                              NPS PHARMACEUTICALS, INC.
                (Exact name of Registrant as Specified in Its Charter)

    Delaware                                          87-0439579
- - -------------------------------------------------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

    420 Chipeta Way, Salt Lake City, Utah             84108-1256
- - -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

    (801) 583-4939
- - -------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

    N/A
- - -------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   x       No
          -----         -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at March 31, 1996
    Common Stock $.001 par value                           8,187,232
    Preferred Stock $.001 par value                                0

                              NPS PHARMACEUTICALS, INC.

                                  TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION



         Item 1    Financial Statements

                      Balance Sheets                                     3

                      Statement of Operations                            4

                      Statement of Cash Flows                            5

                      Note to Financial Statements                       7

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8


PART II  OTHER INFORMATION

         Item 6    Exhibits and Reports on Form 8-K

         (a)       Exhibits                                             10

         (b)       Reports on Form 8-K                                  10


SIGNATURES                                                              11

INDEX TO EXHIBITS                                                       12

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                                    Balance Sheets


                                                                      March 31,          December 31,
Assets                                                                  1996                1995
                                                                   -------------        -------------
                                                                     (Unaudited)          (Audited)
Current assets:
   Cash and cash equivalents                                      $  25,950,513        $  8,039,625
   Marketable investment securities                                     300,000             300,000
   Accounts receivable                                                   13,037              23,000
   Deferred offering costs                                              247,204             -
                                                                   --------------       -------------
       Total current assets                                          26,510,754           8,362,625

Plant and equipment:
   Equipment                                                          2,367,670           2,272,006
   Leasehold improvements                                             1,804,499           1,635,189
                                                                   --------------       -------------
                                                                      4,172,169           3,907,195
   Less accumulated depreciation and amortization                     1,881,551           1,711,551
                                                                   --------------       -------------
       Net plant and equipment                                        2,290,618           2,195,644

Other assets                                                             42,154              42,154
                                                                   --------------       -------------
                                                                  $  28,843,526        $ 10,600,423
                                                                   --------------       -------------
                                                                   --------------       -------------

Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of obligations under capital leases       $     332,785        $    435,230
   Current installments of long-term debt                               342,867             331,746
   Accounts payable                                                   1,053,771           1,036,464
   Accrued expenses                                                     660,615             139,714
   Deferred income                                                      603,438             587,500
   Income tax payable                                                   200,000             -
                                                                   --------------       -------------
       Total current liabilities                                      3,193,476           2,530,654

Obligations under capital leases, excluding current installments         40,897              53,761
Long-term debt, excluding current installments                          604,546             693,528
                                                                   --------------       -------------
       Total liabilities                                              3,838,919           3,277,943

Stockholders' equity:
   Common stock                                                           8,187               7,073
   Additional paid-in capital                                        35,855,437          28,067,130
   Deferred compensation                                               (170,583)           (234,458)
   Deficit accumulated during development stage                     (10,688,434)        (20,517,265)
                                                                   --------------       -------------
       Net stockholders' equity                                      25,004,607           7,322,480
                                                                   --------------       -------------
                                                                  $  28,843,526        $ 10,600,423
                                                                   --------------       -------------
                                                                   --------------       -------------


               See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)


                               Statements of Operations
                                     (Unaudited)



                                     Three Months Ended March 31,        October 22, 1986,
                                  ----------------------------------    (inception) through
                                      1996                 1995            March 31, 1996
                                  --------------      --------------     ------------------
Revenues from research
  and license agreements          $   14,455,312      $      924,000      $   36,771,161


Operating expenses:
  Research and development             3,175,901           1,907,804          33,536,091
  General and administrative           1,346,910             865,773          14,135,355
                                  ---------------     ---------------     ---------------
      Total operating expenses         4,522,811           2,773,577          47,671,446

                                  ---------------     ---------------     ---------------
      Operating income (loss)          9,932,501          (1,849,577)        (10,900,285)

Other income (expense):
  Interest income                        142,341             128,143           1,399,185
  Interest expense                       (46,011)            (25,384)           (521,724)
  Other                                  -                   -                    34,390
                                  ---------------     ---------------     ---------------
      Total other income                  96,330             102,759             911,851

                                  ---------------     ---------------     ---------------
    Income (loss) before taxes        10,028,831          (1,746,818)         (9,988,434)

    Income taxes                         200,000                   -             700,000

                                  --------------      --------------      --------------
    Net income (loss)             $    9,828,831      $   (1,746,818)     $  (10,688,434)
                                  --------------      --------------      --------------
                                  --------------      --------------      --------------

Net income (loss) per common
share - primary                   $         1.16      $        (0.26)
                                  ---------------     ---------------
                                  ---------------     ---------------

Weighted average shares
outstanding - primary                  8,463,800           6,806,200
                                  ---------------     ---------------
                                  ---------------     ---------------



               See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)


                               Statements of Cash Flows
                                     (Unaudited)



                                                               Three Months Ended March 31,      October 22, 1986
                                                           ----------------------------------   (inception) through
                                                               1996                1995            March 31, 1996
                                                           --------------      --------------   ------------------
Cash flows from operating activities:
  Net income (loss)                                        $   9,828,831       $  (1,746,818)      $  (10,688,434)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                170,000             165,000            2,583,028
    Gain on sale of equipment                                    -                   -                    (28,720)
    Issuance of stock in lieu of cash for services               175,150             -                    389,689
    Amortization of deferred compensation                         63,875              63,875              595,917
    Decrease (increase) in receivables                             9,963             145,055              (13,037)
    Decrease (increase) in other assets                         (247,204)              4,874             (292,958)
    Increase (decrease) in accounts payable and
      accrued expenses                                           538,208             (67,872)           1,714,386
    Increase (decrease) in deferred income                        15,938             900,000              603,438
    Increase (decrease) in taxes payable                         200,000             -                    200,000
                                                           --------------      --------------      ---------------
      Net cash provided by (used in) operating activities     10,754,761            (535,886)          (4,936,691)

Cash flows from investing activities:
  Net purchase of marketable investment  securities              -                   (46,298)            (300,000)
  Acquisition of equipment and leasehold improvements           (264,974)           (220,727)          (4,324,100)
  Proceeds from sale of equipment                                -                   -                  1,048,484
                                                           --------------      --------------      ---------------
    Net cash provided by (used in) investing activities         (264,974)           (267,025)          (3,575,616)

Cash flows from financing activities:
  Proceeds from note payable to bank                             -                   -                    123,855
  Proceeds from issuance of preferred stock                      -                   -                 17,581,416
  Proceeds from issuance of common stock                       7,614,271              69,409           17,426,019
  Proceeds from long-term debt                                   -                   -                  1,166,434
  Principal payments on note payable to bank                     -                   -                   (123,855)
  Principal payments under capital lease obligations            (115,309)           (102,885)            (994,724)
  Principal payments on long-term debt                           (77,861)            -                   (416,325)
  Repurchase of preferred stock                                  -                   -                   (300,000)
                                                           --------------      --------------      ---------------
    Net cash provided by financing activities                  7,421,101             (33,476)          34,462,820
                                                           --------------      --------------      ---------------

Net increase in cash and cash equivalents                     17,910,888            (836,387)          25,950,513

Cash and cash equivalents at beginning of period               8,039,625           5,931,082             -
                                                           --------------      --------------      ---------------

Cash and cash equivalents at end of period                 $  25,950,513       $   5,094,695       $   25,950,513
                                                           --------------      --------------      ---------------
                                                           --------------      --------------      ---------------


               See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)


                               Statements of Cash Flows
                                     (Unaudited)



                                                          Three Months Ended March 31,        October 22, 1986
                                                      ----------------------------------    (inception) through
                                                           1996                1995            March 31, 1996
                                                      --------------      -------------      ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                 $     46,011        $     39,392        $     521,724
Cash paid for taxes                                         -                   -              $     500,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                 -                   -                  1,368,406
Acquisition of leasehold improvements through
  incurrence of debt                                        -                   -                    197,304


               See accompanying note to financial statements.

                              NPS Pharmaceuticals, Inc.
                            (A Development Stage Company)

                            Note to Financial Statements
                                     (Unaudited)


(1) BASIS OF PRESENTATION

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month period ended March 31,1996, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Annual Report on Form 10-K for 1995 which includes the audited financial statements and the notes thereto for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not developed any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through March 31, 1996, of $10.7 million net of cumulative revenues from research and license agreements of $36.8 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research support payments from its licensees and collaborators, and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

    Revenues were $14.5 million for the first quarter of 1996 compared to $924,000 for the first quarter of 1995. The increase in revenues was primarily due to the receipt by NPS of a $10.0 million non-refundable license fee from Amgen Inc. ("Amgen") following the execution and closing of a definitive agreement for Amgen to develop and commercialize NPS's Norcalcin-TM- and other compounds for the treatment of hyperparathyroidism ("HPT") worldwide except in parts of Asia (the "Amgen Agreement"). Revenues also increased in the first quarter due to receipt by the Company of a $3.0 million milestone payment under the terms of an agreement with SmithKline Beecham Corporation ("SmithKline Beecham") in the field of osteoporosis. The license fee and milestone payments are non-recurring.

    Research and development expenses were $3.2 million compared to $1.9 million for the three months ended March 31, 1996 and 1995, respectively. The increase was primarily due to the ongoing clinical trials for Norcalcin in early 1996 and increased activity in each of the Company's principal research and development projects. Although Amgen has assumed responsibility for conducting and funding all future development costs of Norcalcin under the Amgen Agreement, the Company's research and development expenses are expected to increase significantly in the future as NPS conducts clinical trials for other product candidates and as more research and development personnel are hired.

    General and administrative expenses increased to $1.3 million for the three months ended March 31,1996, from $866,000 in the comparable period of 1995. The increase was primarily due to costs incurred in finalizing the agreement with Amgen and costs incurred in preparing for a secondary offering of the Company' common stock for which a registration statement on Form S-1 was filed with the SEC in March 1996. The Company expects that general and administrative expenses will continue to increase in the future as a result of increased activity by the Company in business development, investor relations, and legal affairs, and as more personnel and facilities are needed to support research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31,1996, the Company had recognized approximately $36.8 million of cumulative revenues from research and license agreements and approximately $35.9 million as consideration for the placement of equity securities. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $26.3 million at March 31, 1996. Subsequent to the end of the quarter the Company completed an offering of 3.45 million shares of its common stock with net proceeds to the Company of approximately $48.4 million (includes proceeds from the exercise of the underwriters' over-allotment).

    The Company receives quarterly payments under its agreements with the pharmaceutical division of Kirin Brewery Company, Limited, ("Kirin") and SmithKline Beecham to support the Company's research efforts in HPT and osteoporosis, respectively. The Kirin payments are $500,000 per quarter through June 1996 and a total of $5.0 million over the remaining four years of the research term of the agreement. The SmithKline Beecham payments are estimated to be an aggregate of $3.9 million through the scheduled expiration of the agreement in October 1996, of which $2.3 million had been received by March 31, 1996. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for certain costs which may be incurred by the Company in the development of Norcalcin in the Amgen territory, with such participation occuring under the direction of Amgen. The Company could receive additional payments of up to $56.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. Each of these agreements may be terminated before the scheduled expiration date by the respective licensee and, therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

    Under its agreements with The Brigham and Women's Hospital, Inc. ("Brigham and Women's"), the Company is obligated to pay an aggregate of $810,000 to Brigham and Women's from February 1996 through February 1998, of which $100,000 had been paid by March 31, 1996. Additional payments may be required upon the accomplishment of certain research milestones by Brigham and Women's.

    As of March 31, 1996, the Company's net investment in leasehold improvements, equipment and furnishings was approximately $2.3 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of approximately $1.3 million as of March 31, 1996. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of the leasehold obligations.

    The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments from its licensees will be sufficient to enable it to maintain its current and planned operations through at least 1997. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market products other than Norcalcin from current research and development efforts and perform research and development activities in additional areas. In addition, if Amgen terminates its agreement to develop and commercialize Norcalcin in its territory, the Company may not have sufficient capital to complete the development and commercialization of Norcalcin in Amgen's territory.

    NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company also intends to seek additional funding through corporate collaborations and licensing agreements and the Company may seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

                         PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT NO.

 10.16*+ Development and License Agreement between the Company and Amgen Inc. effective as of December 27, 1995

 10.17*+      Stock Purchase Agreement between the Company and Amgen Inc.

 10.23*+ Amendment effective February 7, 1996 to Research Agreement between the Company and The Brigham and Women's Hospital, Inc., dated February 19, 1993

 10.24*+ Amendment effective June 29, 1996 to the Patent Agreement between the Company and The Brigham and Women's Hospital, Inc., dated February 19, 1993

         --------------------
         * Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
         + Confidential Treatment has been granted with respect to these Exhibits.

         (b)  Reports on Form 8-K

              For the quarter ending March 31, 1996, the Company filed one report on Form 8-K, dated February 29, 1996, reporting the execution of a Binding Letter of Intent between Amgen Inc. and the Company dated December 27, 1995.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 6, 1996              NPS PHARMACEUTICALS, INC.



                                  By:  /s/ James U. Jensen
                                     -----------------------------------------
                                       James U. Jensen
                                       Vice President, Corporate Development
                                       and Legal Affairs
                                       (Executive Officer)



                                  By:  /s/ Robert K. Merrell
                                     -----------------------------------------
                                       Robert K. Merrell
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  INDEX TO EXHIBITS


EXHIBIT NUMBER     DESCRIPTION OF DOCUMENT
- - --------------     -----------------------

     10.16*+ Development and License Agreement between the Company and Amgen Inc. effective as of December 27, 1995

     10.17*+       Stock Purchase Agreement between the Company and Amgen Inc.

     10.23*+ Amendment effective February 7, 1996 to Research Agreement between the Company and The Brigham and Women's Hospital, Inc., dated February 19, 1993

     10.24*+ Amendment effective June 29, 1996 to the Patent Agreement between the Company and The Brigham and Women's Hospital, Inc., dated February 19, 1993


- - --------------------

    * Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
    + Confidential Treatment has been granted with respect to these Exhibits.