Form 10-K/A
period 1995-12-31
NPS PHARMACEUTICALS INC
filed 1996-05-31
CIK 890465

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 3


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 0-23272

                           NPS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                   87-0439579
    (State or other jurisdiction      (I.R.S. Employer
 of incorporation or organization)     Identification
                                            No.)

  420 CHIPETA WAY, SALT LAKE CITY,       84108-1256
                UTAH
  (Address of principal executive        (Zip Code)
              offices)

                                 (801) 583-4939
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/ To the best of the Company's knowledge, there have been no delinquent filers.


    The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant was $47,898,779 as of March 31, 1996, based upon the closing price of $12.75 for the shares of the Company's Common Stock reported on The Nasdaq Stock Market.(1)



    The number of shares of Common Stock outstanding as of March 31, 1996 was 8,187,232.



                   DOCUMENTS INCORPORATED BY REFERENCE: None


- ------------------------

(1) Excludes 4,849,819 shares of Common Stock held by directors, officers and other affiliates as of March 31, 1996.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    REGISTRANT HEREBY AMENDS PART I, ITEM 1 BUSINESS; PART II, ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS FOLLOWS:


    WHEN USED IN THIS REPORT, THE WORDS "ESTIMATE," "PROJECT," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. FOR A DISCUSSION OF CERTAIN OF SUCH RISKS, SEE "BUSINESS -- RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE UPDATES OR REVISIONS TO THESE STATEMENTS.

                                     PART I

ITEM 1  BUSINESS.
GENERAL


    NPS Pharmaceuticals is engaged in the discovery and development of orally active, small molecule drugs that target cell surface receptors and ion channels. The Company's most advanced product candidate, Norcalcin-TM- for the treatment of hyperparathyroidism ("HPT"), arose from the Company's pioneering work on a new class of cell surface receptors which detect levels of extracellular calcium involved in numerous bodily functions. To date, the
Company has conducted two Phase I and two Phase I/II clinical trials of Norcalcin to test its safety and initial efficacy. The Company is also applying its calcium receptor technology to the development of therapies for osteoporosis. The Company's other main programs involve the development of orally active, small molecule drugs which have neuroprotectant properties and target certain calcium channels in order to provide treatments for stroke, head trauma, chronic pain and epilepsy. Additionally, the Company is pursuing several discovery programs which are extensions of its discoveries in calcium receptors and ion channels.



    NPS has established research collaborations and license arrangements with the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") and SmithKline Beecham Corporation ("SmithKline Beecham") in the fields of HPT and osteoporosis, respectively, and has established a license arrangement with Amgen Inc. ("Amgen") in the field of HPT. Kirin, SmithKline Beecham and Amgen are referred to herein as the "Licensees." The Licensees are responsible for all costs of product development in their respective territories and fields. As part of these arrangements, the Licensees have paid to NPS an aggregate of $21.0 million in non-refundable license fees and Amgen and an affiliate of SmithKline Beecham have purchased $14.5 million of the Company's Common Stock. In addition, the Licensees have or have agreed to make up to $56.0 million in milestone payments, of which $3.0 million has been paid to the Company to date under the SmithKline Beecham agreement. SmithKline Beecham and Kirin are also obligated to pay an aggregate of approximately $11.3 million in research support payments. Each of the Licensees is obligated to pay royalties to NPS on any product sales. See "Risk Factors -- Dependence on Collaborative Research and License Relationships" and "Business -- Collaborative Research and License Agreements."


    HPT is a growing medical concern and is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of parathyroid hormone ("PTH"), leading to elevated levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression and cognitive dysfunction. Approximately 100,000 new patients are diagnosed with primary HPT in the United States each year. There are currently no pharmaceutical therapies for the treatment of primary HPT, with surgery being the only effective treatment. Secondary HPT results from other disease states and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss, bone pain, and chronic, severe itching. It is estimated that approximately 80% of the patients in the United States who rely on kidney dialysis, or approximately 140,000 patients, suffer from the effects of secondary HPT. The Company believes that current drug therapy treatments for secondary HPT, such as phosphate binders and calcitriol have certain disadvantages.

    The Company's preliminary analysis of the data from its four clinical trials of Norcalcin indicates that Norcalcin was safe and well tolerated in these studies and that the administration of Norcalcin resulted in an expected dose-dependent decrease in the level of PTH in the blood. The higher doses used in the Phase I studies and in the Phase I/II dialysis study resulted in a decrease in the level of calcium in the blood. The Company expects to complete the formal analysis from all four trials and to report its findings in appropriate forums during the latter half of 1996. Amgen is currently formalizing its clinical strategy for the continued development of Norcalcin and the Company believes Kirin will begin Phase I clinical trials of Norcalcin in Japan in 1996. There can be no assurance that the clinical trials will proceed as indicated or that Norcalcin will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin" and "-- Dependence on Collaborative Research and License Relationships."


    In conjunction with SmithKline Beecham, NPS is also applying its calcium receptor technology to the development of orally active therapeutics for the treatment of osteoporosis. Osteoporosis is an age-related disorder affecting more than 200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Among the elderly in particular, osteoporosis is a major cause of morbidity and mortality. The Company is pursuing two approaches for the treatment of osteoporosis, stimulation of bone formation and suppression of bone resorption. Most osteoporosis patients are first diagnosed only after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone loss, but also builds new bone, would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, research efforts are being conducted by NPS concurrently on both approaches to osteoporosis. In January 1996, the Company received a milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program.


    The Company is developing a new class of orally active compounds which modulate certain calcium channels for neuroprotection in stroke and head trauma and also for chronic pain and epilepsy. The influx of calcium through glutamate receptor-operated calcium channels has been linked to a number of neurological disorders, including nerve cell death following stroke and head trauma, and also to certain types of chronic pain and epilepsy. The Company's proprietary compounds antagonize the NMDA (N-methyl-D-aspartate) subtype of glutamate receptor-operated calcium channels ("NMDA receptor-channels"), thereby reducing the influx of calcium. The Company believes that these compounds work through a novel mechanism and exhibit potentially advantageous pharmacological properties. These compounds demonstrated neuroprotectant activity in preclinical animal models of stroke and head trauma and palliative activity in animal models of chronic pain and epilepsy. The Company has designated one of these compounds, NPS 1506, for preclinical development on a time line which currently anticipates an Investigational New Drug ("IND") filing with the United States Food and Drug Administration ("FDA") in the first half of 1997. However, there can be no assurance that the IND will be filed in this time frame.


    The Company is actively engaged in several discovery programs which seek to identify molecular targets for the development of new drugs. Among these, the Company believes it has made significant discoveries with regard to metabotropic glutamate receptors ("mGluRs"), having identified small molecules active at these receptors. The Company believes that drugs acting at specific mGluRs may provide relevant therapies for a number of neurological disorders.

STRATEGY


    The Company's strategy is to utilize its proprietary technologies and expertise in cell surface receptors and ion channels to develop and commercialize small molecule therapeutics. Currently, the Company is focused on product development programs for HPT, osteoporosis, stroke, head trauma, pain and epilepsy. Key elements of the Company's strategy include the following:



    - THROUGH AMGEN AND KIRIN, CONFIRM SAFETY AND ESTABLISH CLINICAL EFFICACY AND COMMERCIALIZATION OF NORCALCIN FOR THE TREATMENT OF HPT. The Company has granted Amgen an exclusive license to complete the development of and to manufacture and commercialize Norcalcin and certain related compounds worldwide, excluding the territories covered by the Kirin license. The Company has granted a similar license to Kirin in Japan, China, Korea and Taiwan. Amgen is currently formalizing its clinical strategy for the continued development of Norcalcin and the Company believes that Kirin will begin Phase I clinical trials in Japan in 1996.



    - IDENTIFY CLINICAL CANDIDATES FOR THE TREATMENT OF OSTEOPOROSIS AND ADVANCE ONE OR MORE LEAD COMPOUNDS INTO CLINICAL TRIALS IN CONJUNCTION WITH ITS COLLABORATOR, SMITHKLINE BEECHAM. In conjunction with SmithKline Beecham, the Company is pursuing two approaches for the treatment of osteoporosis, stimulation of bone formation and suppression of bone resorption. In
      January 1996, the Company received a $3.0 million milestone from SmithKline Beecham as part of its collaboration.



    - INITIATE CLINICAL TRIALS OF NPS 1506 FOR NEUROPROTECTION. NPS is developing a new class of proprietary small molecule NMDA receptor-channel antagonists which the Company believes may be effective neuroprotectants as well as effective in the treatment of chronic pain and epilepsy. NPS has demonstrated neuroprotectant activity with these compounds in preclinical animal models of stroke and head trauma, and palliative activity in animal models of chronic pain and epilepsy. The Company has identified NPS 1506 as a lead compound for neuroprotection and estimates that it will file an IND for NPS 1506 in the first half of 1997.


    - CONTINUE DISCOVERY AND DEVELOPMENT ACTIVITIES TO EXPAND THE COMPANY'S PRODUCT PIPELINE. The Company is actively engaged in several discovery programs which seek to identify new molecular targets for the development of new drugs. Among these, the Company believes it has made significant discoveries with regard to mGluRs, which may lead to relevant therapies for a number of neurological disorders.

    - ESTABLISH COLLABORATIONS WHICH PROVIDE ENHANCED OPPORTUNITIES FOR DRUG DEVELOPMENT AND COMMERCIALIZATION. The Company generally has conducted the development of its product candidates at least through the preclinical research phase and has used collaborations to supplement its internal research, preclinical and clinical development resources. The Company has established alliances with pharmaceutical companies to conduct clinical trials, prepare regulatory submissions and market and sell the Company's products in exchange for license fees, milestone payments, research support payments and royalties. Under future collaborations, the Company expects to retain strategically important development, manufacturing or marketing rights in order to enhance the value of its drug development opportunities.

PRODUCT DEVELOPMENT PROGRAMS

    The Company is currently developing orally active compounds that target calcium receptors as drug therapies for HPT and osteoporosis. The Company is also developing orally active compounds that target NMDA receptor-channels as neuroprotectants to reduce neurological damage associated with stroke and head trauma and additionally for the treatment of chronic pain and epilepsy.

    Calcium levels in the blood are tightly regulated and a modest increase or decrease in circulating calcium can be life-threatening. Calcium receptors are the basis of a newly discovered mechanism by which certain cells detect and respond to small changes in extracellular calcium. One key role of calcium receptors is to regulate circulating levels of PTH and calcitonin, two hormones which play opposing roles in bone and mineral metabolism. The Company believes that manipulation of PTH and calcitonin levels could be beneficial in the treatment of various bone and mineral-related disorders, such as HPT and osteporosis. The Company has utilized its expertise in certain functional screening technologies and its proprietary recombinant cell lines to discover and develop orally active compounds which are novel in that they can directly manipulate the levels of PTH and calcitonin by modulating the activities of calcium receptors. Compounds which mimic the effect of calcium at calcium receptors are referred to as "calcimimetics" (agonists) while those which block the effect of calcium are referred to as "calcilytics" (antagonists).

    NMDA receptor-channels play critical roles in normal excitatory neurotransmission and are also recognized for their major role in events which lead to much of the neurological damage associated with stroke and head trauma. Several pharmaceutical companies have recognized the potential of NMDA receptor-channels as molecular targets for the development of drugs to treat neurological disorders and have identified various lead compounds. Unfortunately, NMDA receptor-channels are also the site of action of phencyclidine ("PCP") and most compounds which target NMDA receptor-channels exhibit undesirable PCP-like side effects such as inducing symptoms of psychosis. The Company has utilized its expertise in certain functional screening technologies to discover and develop orally active compounds which antagonize NMDA receptor-channels by binding to a novel site, distinct from the PCP binding site. The Company's compounds have not exhibited PCP-like effects in a variety of IN VITRO and IN VIVO studies in animals intended to identify PCP-like effects.

    The following chart summarizes the Company's product development programs:

DEVELOPMENT PROGRAM     MOLECULAR TARGET      COMPOUND/STATUS      COMMERCIAL RIGHTS
- --------------------  --------------------  --------------------  --------------------
HYPERPARATHYROIDISM
  Primary HPT         Parathyroid           Norcalcin-TM-/Phase   Amgen, Kirin
                      calcium receptor      I/II(1)
  Secondary HPT       Parathyroid           Norcalcin-TM-/Phase   Amgen, Kirin
                      calcium receptor      I/II(1)
OSTEOPOROSIS
  Stimulation of      Parathyroid           Preclinical           SmithKline
   bone formation     calcium receptor      Research(2)           Beecham(4)
  Suppression of      C-cell and            Preclinical           SmithKline
   bone resorption    osteoclast calcium    Research(2)           Beecham(4)
                      receptors

NEUROPROTECTION
  Stroke, Head        NMDA                  NPS 1506/Preclinical  NPS
   Trauma             receptor-channel
                                            Development(3)
CHRONIC PAIN          NMDA                  Preclinical           NPS
                      receptor-channel      Research(2)
EPILEPSY              NMDA                  Preclinical           NPS
                      receptor-channel      Research(2)
- ------------------------------

(1)    See "Business  --  Hyperparathyroidism Program  --  Norcalcin-TM- --  Status of
     Clinical Trials."

(2)   "Preclinical Research"  refers to  one or  more active  compounds or  series  of related  active  compounds  which  have met  predetermined  activity  criteria in various IN VITRO  and/or IN VIVO  models. More extensive  evaluation of the  lead compounds  is undertaken  to determine if  they have the  requisite properties to enter preclinical development.

(3)  "Preclinical Development"  refers to ongoing research  in the areas of  efficacy, pharmacology  and toxicology  studies in  animal models  necessary to  support an application to the FDA to commence human clinical testing.

(4)   NPS has  certain co-promotion  rights in  the United  States. See  "Business  --
     Collaborative Research and License Agreements -- SmithKline Beecham Corporation."

  HYPERPARATHYROIDISM PROGRAM -- NORCALCIN-TM-

    OVERVIEW. HPT is a growing medical concern and is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of parathyroid hormone, leading to elevated calcium levels in the blood. Symptoms may include bone loss, muscle weakness, depression and cognitive dysfunction. Approximately 100,000 new patients are diagnosed with primary HPT in the United States each year. There are currently no pharmaceutical therapies for the treatment of primary HPT, with surgery to remove the affected parathyroid gland(s) from the neck region being the only effective treatment.

    Secondary HPT results from other disease states and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss, bone pain, and chronic, severe itching. It is estimated that approximately 80% of the patients in the United States who rely on kidney dialysis, or approximately 140,000 patients, suffer the effects of secondary HPT. Studies have also shown that there is a correlation between kidney dysfunction among patients not on dialysis and elevated PTH levels in the blood. Accordingly, the Company believes that some of these patients may also suffer from secondary HPT. Current treatments for secondary HPT involve drug therapy with phosphate binders and/or calcitriol. The Company believes that these therapies have certain disadvantages. For example, phosphate binders are not well tolerated by many people and calcitriol often leads to hypercalcemia and hyperphosphatemia which can exacerbate the underlying disease. In severe cases, surgery may be required to remove all or part of the parathyroid glands.


    Based on its research and preclinical and clinical trials to date, the Company believes that Norcalcin could prove to be effective in treating both types of HPT. PTH secretion is normally regulated by changes in the circulating level of calcium. The parathyroid glands secrete PTH which triggers metabolic changes in bone and the kidney that increase calcium levels in the blood. Increased levels of circulating calcium activate the parathyroid cell calcium receptor, which then suppresses the secretion of PTH. In HPT, however, PTH levels remain elevated. Norcalcin is a calcimimetic (a calcium receptor agonist), which mimics the action of calcium at the calcium receptor on parathyroid cells, thereby reducing the secretion of PTH. The Company has entered into agreements with Amgen and Kirin relating to the development and commercialization of Norcalcin. See "Business -- Collaborative Research and License Agreements."


                                [LOGO]

IN  HPT,  EXCESS  PTH  TRIGGERS  PATHOLOGICAL  CALCIMIMETIC   DRUGS,   SUCH   AS  NORCALCIN,
CHANGES IN BONE  AND IN  THE KIDNEY,  THEREBY  ACTIVATE   CALCIUM   RECEPTORS   LEADING   TO
INCREASING THE LEVEL OF CALCIUM IN THE BLOOD.  SUPPRESSION OF  PTH  SECRETION.  IN  PATIENTS
                                               WITH  HPT, CALCIMIMETIC DRUGS ARE EXPECTED TO
                                               AMELIORATE SYMPTOMS CAUSED BY EXCESS PTH  AND
                                               HIGH CALCIUM LEVELS.


    The Company's studies in animals have shown that Norcalcin offers a novel and direct means of regulating PTH secretion. In animal tests conducted by the Company, orally administered Norcalcin reduced circulating levels of PTH in a dose-dependent manner. This reduction of PTH further resulted in decreases in levels of calcium in the blood. The Company has also completed, and is continuing to analyze the data from, a six-month toxicology study of Norcalcin in rats and a 12-month toxicology study in dogs.



    STATUS OF  CLINICAL  TRIALS.    The chart  below  summarizes  the  Company's
Norcalcin clinical trials conducted to date:



                                                       PRELIMINARY
                                                       ANALYSIS OF
                                                         RESULTS         NUMBER OF
 CLINICAL TRIAL       PROTOCOL         DAILY DOSE       ANNOUNCED         SUBJECTS
- ----------------  ----------------  ----------------  --------------  ----------------
Phase I           Placebo-controlled, 10-400          June 1994       18 healthy,
(single-site)     double blinded,   milligrams                        post- menopausal
                  single dose,                                        women over the
                  dose escalation                                     age of 40
Phase I           Placebo-controlled, 20-400          January 1996    48 healthy men
(single-site)     double blinded,   milligrams                        and women over
                  multiple dose,                                      the age of 40
                  dose escalation
PhaseI/II         Placebo-controlled, 4-160 milligrams January 1996   20 women with
(multi-site)      double blinded,                                     mild, primary
                  single dose,                                        HPT
                  dose escalation
Phase I/II        Open label,       40-200            April 1996      8 male dialysis
(single-site)     single dose,      milligrams                        patients with
                  dose escalation,                                    secondary HPT
                  on and off
                  dialysis



    Since filing its IND for Norcalcin in December 1993, the Company has conducted four clinical trials of Norcalcin. As indicated in the table above, these include two Phase I safety and tolerance studies, a multi-site, Phase I/II study in women with mild, primary HPT and a Phase I/II study in kidney dialysis patients with secondary HPT. The Company's preliminary analysis of the data from these studies indicates that Norcalcin was safe and well tolerated in these studies and that the administration of Norcalcin resulted in an expected dose-dependent decrease in the level of PTH in the blood. The higher doses used in the Phase I studies and in the Phase I/II dialysis study resulted in a decrease in the level of calcium in the blood. The observed adverse events in these trials were consistent with the underlying diseases and the Company believes that the adverse events are unrelated to Norcalcin. Blood and urine samples collected from each of the four clinical trials are currently being analyzed in a pharmacokinetic study. The Company expects to complete the formal analysis of the data from all four trials and to report its findings in appropriate forums during the latter half of 1996. Amgen is currently formalizing its clinical strategy for continued development of Norcalcin, and the Company believes Kirin will begin Phase I clinical trials in Japan in 1996. There can be no assurance that clinical trials will proceed as indicated or that Norcalcin will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin" and "-- Dependence on Collaborative Research and License Relationships."


  OSTEOPOROSIS PROGRAM

    OVERVIEW. Osteoporosis is an age-related disorder which affects more than 200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Osteoporosis is a major cause of morbidity and mortality among the elderly. It has been estimated that the United States market for osteoporosis treatments will more than triple by the end of the decade.

    Throughout life, bone undergoes constant remodeling involving anabolic processes leading to bone formation and catabolic processes leading to bone resorption. The balance between these two processes determines whether there is net bone loss, net bone formation or no net change. In osteoporosis, this balance has shifted in favor of bone resorption, resulting in net bone loss.

    Current drugs approved for the treatment of osteoporosis include estrogen, injectable calcitonin, and alendronate (a bisphosphonate). These drugs are anti-resorptives and act to suppress bone resorption. The Company believes that each of these therapies presents one or more disadvantages. For example, use of estrogen is believed to be associated with increased risk of breast cancer, calcitonin is expensive and cannot currently be administered orally and bisphosphonates have been associated with side effects such as gastrointestinal distress. Moreover, long-term studies on bisphosphonates have not yet been performed. In contrast, anabolic agents stimulate new bone formation. While no anabolic agents are currently available for the treatment of osteoporosis, the FDA's Endocrinologic and Metabolic Drugs Advisory Committee has recently recommended that slow-release fluoride, an anabolic agent, be approved for the treatment of osteoporosis in post-menopausal patients who have suffered a fracture.


    Most osteoporosis patients are first diagnosed after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone loss but also builds new bone would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, research efforts are being conducted by NPS concurrently on both stimulation of bone formation and suppression of bone resorption. Both of these approaches are focused on the development of orally active molecules that are particularly suitable for long-term therapy.


    BONE FORMATION. NPS's primary approach to the treatment of osteoporosis is currently focused on calcilytic compounds (calcium receptor antagonists) which block the action of calcium at calcium receptors and thus are expected to have effects opposite to those of calcimimetic compounds. The Company believes that this novel approach, which is intended to manipulate the body's own PTH reserves, could provide an effective anabolic therapy for osteoporosis, stimulating new bone formation to replace bone which has already been lost to the disease.

    While chronically high levels of PTH are known to cause bone loss as in HPT, PTH levels fluctuate daily and this is thought to play a key role in regulating the normal balance between bone resorption and bone formation. Recent studies in animals and in humans have shown that frequent (usually daily) injections of exogenous PTH sufficient to cause intermittent increases in circulating PTH levels result in significant stimulation of new bone formation. Several published animal studies have evaluated the structure of the newly formed bone and have found that the increases in bone mass achieved with PTH injections are accompanied by improvements in biomechanical strength and in certain indices of bone structure thought to be related to biomechanical strength.

    Although the anabolic effects of PTH on bone were first noted over 60 years ago, evaluation of the therapeutic potential of PTH treatment has only recently begun. Because of its potential as an effective anabolic therapy for osteoporosis, certain other companies are currently conducting clinical trials of injectible PTH or PTH analogs for osteoporosis. However, PTH is currently expensive to manufacture and cannot be administered orally. The Company believes that orally administered, calcilytic drugs acting on the parathyroid cell calcium receptor to increase PTH release from the body's own PTH reserves could provide a cost-effective means of intermittently increasing PTH levels and could lead to greater patient compliance and therefore greater acceptance.

                                     [LOGO]

     THE COMPANY IS WORKING IN COLLABORATION WITH SMITHKLINE BEECHAM TO DEVELOP CALCILYTIC DRUGS THAT, BY BLOCKING THE PARATHYROID CELL CALCIUM RECEPTOR, WOULD STIMULATE LOW-LEVEL, INTERMITTENT SECRETION OF PARATHYROID HORMONE, THEREBY STIMULATING NEW BONE FORMATION.

    The Company has demonstrated in IN VIVO animal studies that intermittent increases in circulating levels of PTH can be obtained by regulating the activity of calcium receptors on the parathyroid cells. Increased levels of PTH achieved by this mechanism are equivalent to levels of PTH achieved by an injection of PTH sufficient to cause bone growth. These studies provide support for the underlying premise that the body's own internal reserves of releasable PTH are sufficient to cause bone growth.

    SUPPRESSION OF BONE RESORPTION. Bone resorption is the function of specialized bone cells called osteoclasts. NPS is pursuing new anti-resorptive therapies which involve calcimimetic drugs acting either directly on osteoclasts or indirectly via C-cells of the thyroid. The Company believes that orally active calcimimetic drugs could provide cost-effective alternatives to current anti-resorptive drugs and could potentially lead to greater patient compliance.

    When bone is broken down by the osteoclast, calcium is released and accumulates in very high concentrations near the osteoclast. High concentrations of extracellular calcium inhibit further bone resorption by the osteoclast. NPS believes that the effect of extracellular calcium may be mediated by a cell surface calcium receptor on the osteoclast. NPS scientists are currently working to identify this receptor and to develop compounds that mimic the effects of extracellular calcium to directly suppress osteoclastic bone resorption.

                                     [LOGO]

    IN RESORBING BONE, OSTEOCLASTS ATTACH TIGHTLY TO THE SURFACE OF BONE AND SECRETE ENZYMES AND PROTONS. THE ENZYMES DEGRADE THE ORGANIC MATRIX OF BONE (MOSTLY COLLAGEN), AND THE PROTONS CREATE AN ACIDIC ENVIRONMENT THAT DISSOLVES THE INORGANIC MATRIX OF BONE. AS THE MINERALIZED MATRIX IS DISSOLVED, CALCIUM ACCUMULATES TO VERY HIGH LEVELS NEAR THE OSTEOCLAST.

    C-cells of the thyroid produce the protein hormone, calcitonin. Osteoclasts are known to possess cell membrane receptors for calcitonin which acts to suppress osteoclastic bone resorption. Studies in animals and in humans have shown that repetitive injections of calcitonin (usually daily) are effective at inhibiting bone resorption, and injectable calcitonin is currently used in some countries as a therapy for osteoporosis. The Company's novel approach is to develop orally active drugs which can be used to manipulate the body's own internal reserves of calcitonin in order to achieve a similar effect.



    NPS and its collaborators at Brigham and Women's have confirmed that calcium receptors are present on C-cells of the thyroid and that activation of C-cell calcium receptors induces calcitonin secretion. In animal studies, the Company has demonstrated that oral administration of calcimimetic compounds stimulates secretion of calcitonin and can lead to increased circulating calcitonin levels. Further IN VIVO studies are necessary to determine if this approach will result in a significant decrease in bone resorption.



                                     [LOGO]

    CALCIMIMETIC DRUGS THAT ACTIVATE C-CELL CALCIUM RECEPTORS INCREASE CALCITONIN LEVELS IN THE BLOOD. CALCITONIN ACTS DIRECTLY ON OSTEOCLAST CALCITONIN RECEPTORS TO SUPPRESS BONE RESORPTION ACTIVITY. CALCIMIMETIC DRUGS ACTING ON A DISTINCT OSTEOCLAST CALCIUM RECEPTOR THAT NPS IS WORKING TO IDENTIFY WOULD MIMIC THE EFFECT OF EXTRACELLULAR CALCIUM, DIRECTLY SUPPRESSING BONE RESORPTION ACTIVITY.


    PRECLINICAL RESEARCH STATUS. NPS has made significant progress on both of its approaches to osteoporosis. In January 1996, the Company received the first milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program. Medicinal chemistry efforts at NPS are being applied to various lead compounds with the goal of identifying proprietary clinical development candidates. NPS has produced a human cell line that expresses the parathyroid and C-cell calcium receptors and serves as a proprietary tool for the high throughput screening of compounds to identify new drug candidates. The Company continues to screen SmithKline Beecham and NPS compound libraries to identify additional compounds with calcilytic or calcimimetic activity. There can be no assurance that lead compounds will be identified as proprietary clinical development candidates, that preclinical and clinical trials will proceed as indicated or that such candidates will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin."

  NEUROPROTECTION PROGRAM -- NPS 1506


    OVERVIEW. Stroke is the third leading cause of death in the United States, with over 500,000 cases reported each year. In stroke, a blood vessel becomes blocked, leading to inadequate blood supply (ischemia) to the brain. While many stroke victims survive, approximately 100,000 to 150,000 per year are left severely and permanently disabled by nerve damage resulting from stroke. Much of this damage occurs within the first 24 to 48 hours after the incident and is caused by the excessive release of glutamate and the resultant influx of calcium into nerve cells. Published research in animals has shown that much of this damage can be prevented by blocking the influx of calcium into cells, especially the influx which results from the activation of NMDA receptor-channels. Calcium influx resulting from the activation of NMDA receptor-channels also appears to cause neuronal damage associated with head trauma. Approximately two million traumatic brain injuries occur each year in the United States, with 25% of such injuries requiring hospitalization and about one percent resulting in death.



    Certain medical procedures are associated with an increased risk of stroke. For example, strokes occur in three to seven percent of coronary artery bypass, carotid endarterectomy and heart valve replacement surgeries. Mild to severe central nervous system dysfunction occurs in up to 80% of such procedures. This is thought to result from multiple micro-strokes caused by the release into the circulation of numerous tiny blood clots. The Company believes that it might be possible to lessen the severity of neuronal damage and cognitive dysfunction occurring as a result of such procedures by prophylactic treatment with certain of the Company's neuroprotective compounds.


    Because of the importance of glutamate receptor-operated calcium influx in various neurological disorders, a number of companies are attempting to develop antagonists of NMDA receptor-channels as therapeutics. Most of these compounds have been associated with significant adverse side effects such as symptoms of psychosis. There are currently no effective neuroprotective therapeutics available that act to slow or stop the progression of brain damage once a stroke or head trauma has occurred.


    PRECLINICAL DEVELOPMENT STATUS. Systemic administration of the Company's proprietary class of lead compounds, particularly NPS 1506, has demonstrated significant neuroprotectant activity in certain animal models of ischemic stroke and head trauma. In these animal studies, significant neuroprotectant activity was still observed when administration of the compound was delayed for two hours following the ischemic event. In addition, the Company's compounds have not exhibited PCP-like effects in a variety of IN VITRO and IN VIVO animal studies intended to identify PCP-like effects. The Company is currently conducting preclinical efficacy, pharmacology and toxicology studies and estimates that it will file an IND for NPS 1506 in the first half of 1997. There can be no assurance that the IND will be filed, or that NPS 1506 or any of the other lead compounds will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin."


  CHRONIC PAIN PROGRAM

    It is estimated that up to 30% of the populations of industrialized countries experience some degree of recurring or chronic pain. Chronic pain can be defined as that pain which persists a month or longer past the normal time of healing or which recurs at intervals for months or years. Although chronic pain often results secondarily from a cause of acute pain, such as an injury, the underlying mechanisms causing chronic pain are believed to be different from those causing acute pain. The majority of medications used currently to treat chronic pain are the same as those used to treat acute pain: conventional analgesics, including narcotic analgesics such as morphine. Tricyclic antidepressants and anticonvulsant drugs are also sometimes used to treat chronic pain. Many of the more effective of these drugs have been associated with undesirable side effects including drowsiness, constipation, cognitive changes and potential addiction.


    Glutamate receptor-operated calcium channels, particularly NMDA receptor-channels, have been shown in published studies to play a major role in transmitting neuronal activity associated with chronic pain. The Company has tested certain of its NMDA receptor-channel antagonist compounds in several widely used animal models of pain. These compounds have demonstrated palliative activity, specifically in animal models of chronic pain. In preclinical animal studies of the Company's NMDA receptor-channel antagonists, the compounds did not exhibit the PCP-like side effects which are often associated with many other NMDA receptor-channel antagonists. The Company is conducting preclinical research with its lead compounds with the goal of identifying a candidate for preclinical development. There can be no assurance that lead compounds will be identified as proprietary clinical development candidates, that preclinical and clinical trials will be conducted, or that such candidates will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin."


  EPILEPSY PROGRAM

    Approximately 2.5 million Americans have been diagnosed with epilepsy. It has been estimated that at least 25% of all patients with epilepsy are not controlled adequately by existing medications. In addition, severe side effects are commonly associated with currently available drugs, including drowsiness, depression, memory loss and a decrease in mental acuity.

    Glutamate, which is the major excitatory transmitter in the brain, has long been suspected to play a major role in seizure activity and to contribute to epilepsy. Preclinical studies conducted by the Company have demonstrated that the systemic administration of certain of its proprietary NMDA receptor-channel antagonists provides significant anticonvulsant activity in a variety of animal models of epilepsy. In addition these compounds are active following oral administration, as would be required for an anticonvulsant drug being utilized on a chronic basis. Similarly, in these preclinical animal studies, the NPS compounds did not exhibit PCP-like side effects typically associated with other NMDA receptor-channel antagonists. NPS is conducting preclinical research with its lead compounds with the goal of identifying a candidate for preclinical development. There can be no assurance that lead compounds will be identified as proprietary clinical development candidates, that preclinical and clinical trials will be conducted, or that such candidates will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors -- Early Stage of Product Development; Dependence on Norcalcin."

DISCOVERY PROGRAMS

    The Company is actively engaged in several other discovery programs which seek to identify new molecular targets for the development of new drugs. These discovery programs are extensions of the Company's discoveries in calcium receptors and ion channels.

  METABOTROPIC GLUTAMATE RECEPTORS


    Metabotropic glutamate receptors ("mGluRs") are distinct from glutamate receptor-operated calcium channels and are uniquely related in structure and function to the parathyroid cell calcium receptor.  The  Company  believes  that  its  experience  in  the  discovery and development of drug candidates which act at calcium receptors provides the Company with certain advantages in the mGluR field. mGluRs are involved in the regulation of a number of important brain functions, and the Company believes that drugs which target specific mGluRs may be useful in treating various neurological disorders, including neurodegenerative disorders such as Alzheimer's disease, cognitive dysfunction, anxiety and certain psychiatric disorders.


    NPS scientists have discovered proprietary small molecules which are active at mGluRs. In addition, NPS scientists have cloned a novel mGluR and have developed proprietary assays, cell lines and chimeric receptors for use in the Company's mGluR program. The Company's compounds have substantially different structures than existing compounds active at mGluRs which the Company believes could allow them to reach the brain more efficiently. Medicinal chemistry efforts with these lead compounds are ongoing at the Company.

  ADDITIONAL CALCIUM RECEPTOR THERAPEUTICS

    The Company has established that it is possible to preferentially target calcium receptors in distinct tissues. Norcalcin, for example, has been shown in animals to be about 40 times more potent at affecting PTH secretion than at affecting calcitonin secretion. Norcalcin thus acts preferentially at the parathyroid as compared to the C-cells of the thyroid. The Company has further established that calcium receptors are not only present on parathyroid cells and on C-cells but are also present on several other cell types, including certain cells in the kidney, intestine, pituitary gland, pancreas and brain. Calcium receptors on such cells represent potential drug targets for the treatment of diseases other than HPT and osteoporosis.

    The Company is actively pursuing drug candidates which target calcium receptors in distinct tissues for the treatment of several disorders. In the kidney, for example, NPS and its collaborators at Brigham and Women's have shown that calcium receptors are abundantly expressed in certain cells which regulate the excretion and reabsorption of calcium, magnesium and certain electrolytes. Calcium receptors are also expressed in cells that regulate excretion and reabsorption of water in the kidney. The Company believes that these calcium receptors participate in the regulation of mineral, electrolyte and fluid balance in the body and that drugs which target calcium receptors in the kidney may provide therapies for abnormal states of ion and water retention. Such abnormal states occur in congestive heart failure, for example, and in nephrolithiasis (kidney stone formation).

  INORGANIC ION RECEPTORS


    The Company believes that calcium receptors are representative of a new and important class of cell surface receptors, receptors that are able to detect and respond to changes in the concentration of inorganic ions such as sodium, chloride, potassium and phosphate. It has been known for some time that many different tissues respond to changes in the level of such ions. For example, Vitamin D synthesis and certain critical kidney functions are regulated in part by changes in circulating phosphate ion concentrations. Similarly, certain functions of the adrenal gland are affected by changes in potassium levels, and the maintenance of fluid concentrations by the brain may depend on the activation of sodium receptors. Therapeutic agents that act directly on receptors for other ions could provide effective treatments for many disease states. As a result, inorganic ion receptors are attractive targets for the development of novel therapeutic agents. The Company's scientists and its collaborators at Brigham and Women's are actively engaged in research to clone new inorganic ion receptors, to determine their roles in human physiology, and to discover new drug candidates which act selectively on such inorganic ion receptors.

  NEURONAL ION CHANNELS

    The Company has isolated, from its unique library of arthropod venoms, various peptides that target neuronal ion channels, in particular, certain calcium channels and certain potassium channels. The Company believes that its discoveries of such peptide leads provide the Company with opportunities for the discovery of drugs to treat various neurological disorders. For example, one such peptide modulates a particular neuronal potassium channel by binding at a previously unknown site on this channel. Blocking this potassium channel in nerve cells is known to enhance specific neural activities, especially the prolongation of neuronal signals that may have a potential palliative effect in disorders such as Parkinson's disease, Alzheimer's disease and multiple sclerosis.

  DRUG DISCOVERY TECHNOLOGIES

    The Company's approach to the discovery of novel drugs is to identify new drug targets and to identify small molecules which modulate the activities of these targets (or of previously identified targets) in ways that provide unique and effective therapies. NPS has pioneered the use of various whole cell and tissue functional screens in its drug discovery programs. The Company believes that its functional screens substantially enhance its abilities to discover new receptors and ion channels and new drug candidates which modulate the activities of specific receptors or ion channels through novel mechanisms. Functional screens were of critical importance, for example, in the Company's discovery of Norcalcin and related molecules that modulate calcium receptor function by an unusual mechanism.

    In its drug discovery programs, the Company utilizes a unique library of invertebrate venoms. These venoms are isolated from a wide variety of species of spiders, scorpions, centipedes, parasitic wasps and other invertebrates collected from around the world. Lead molecules from this library have been useful in the discovery phases of many of the Company's programs. Examples include the first-generation, small molecule Araxin-TM- ("arachnid toxin") compounds which identified a novel site on NMDA receptor-channels, peptide leads being used in the Company's ion channel discovery efforts, and early calcium receptor agonist leads. The Company believes this library represents a collection of compounds with unusual biological activities and is a significant resource to the Company.

COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS

    NPS is pursuing research and product development both on an independent basis and in collaboration with others. NPS currently has collaborative research and/or license agreements with Amgen, Kirin, SmithKline Beecham and with Brigham and Women's. See "Risk Factors -- Dependence on Collaborative Relationships."

  AMGEN INC.


    In March 1996, the Company entered into a development and license agreement with Amgen effective December 1995 (the "Amgen Agreement") which grants Amgen the exclusive right to develop and commercialize Norcalcin and certain other compounds for the treatment of HPT and indications other than osteoporosis worldwide, excluding Japan, China, Korea and Taiwan (the "Kirin Territory"). Under the terms of the Amgen Agreement, NPS may receive from Amgen up to an aggregate of $43.5 million and royalties from any future product sales in exchange for exclusive rights to develop, manufacture and sell Norcalcin and certain other compounds for the treatment of HPT worldwide, excluding the Kirin Territory. Amgen has assumed full control, authority and responsibility for conducting funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of Norcalcin and certain related compounds in the Amgen Territory, including conducting clinical trials and making regulatory submissions. Amgen has paid NPS an initial non-refundable license fee of $10.0 million and purchased one million shares of

Common Stock at the price of the Company's Common Stock in November 1995 when the Amgen Agreement was negotiated for an aggregate purchase price of $7.5 million. The balance of the $43.5 million includes up to $26.0 million payable to NPS upon the achievement of specific development milestones. NPS has the option to participate with Amgen, under the direction of Amgen, in the development of Norcalcin for HPT and Amgen is required to reimburse NPS for such participation which is limited to a total cost of $400,000 per year for a maximum time period of five years. Amgen may terminate the Amgen Agreement for any reason upon 90 days written notice. Termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize Norcalin. Termination of the Amgen Agreement will result in the reversion to NPS of its technology, patent and commercialization rights in the Amgen Territory. There can be no assurance that Amgen will not terminate the Amgen Agreement. Upon a termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize Norcalcin. See "Risk Factors -- Dependence on Collaborative Research and License Relationships."


  KIRIN BREWERY COMPANY, LIMITED


    In June 1995, the Company entered into a five-year collaborative research and license agreement with Kirin (the "Kirin Agreement") to develop and commercialize the Company's Norcalcin and other compounds for the treatment of HPT in the Kirin Territory. Under the terms of the Kirin Agreement, NPS may receive from Kirin up to an aggregate of $25.0 million and royalties from any future product sales in exchange for exclusive rights to develop, manufacture and sell Norcalcin and certain other compounds for the treatment of HPT in the Kirin Territory. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals of Norcalcin in the Kirin Territory. Kirin has paid NPS an initial, non-refundable license fee of $5.0 million and committed to make $7.0 million in research payments for the development of back-up compounds over the next five years. Of this $7.0 million, a total of $2.0 million is payable by the end of the first year of the Kirin Agreement. The remaining $13.0 million will be payable to NPS upon achievement of specific development milestones in the United States and the Kirin Territory. Kirin is required to pay all costs of developing and commercializing products within the Kirin Territory and will pay royalties to NPS on any product sales. Kirin may terminate the Kirin Agreement after June 1996 for any reason upon 90 days written notice. Termination of the Kirin Agreement will result in the reversion to NPS of its technology, patent and commercialization rights in the Kirin Territory. There can be no assurance that Kirin will not terminate the Kirin Agreement. See "Risk Factors -- Dependence on Collaborative Research and License Relationships."


  SMITHKLINE BEECHAM CORPORATION


    In November 1993, NPS entered into a three-year collaborative research and license agreement with SmithKline Beecham (the "SmithKline Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders. Under the SmithKline Agreement, SmithKline Beecham has the exclusive license to develop and market worldwide any calcium receptor-active compounds developed under the SmithKline Agreement that are useful for treating osteoporosis and other bone metabolism disorders, excluding HPT. In addition, SmithKline Beecham has a six-month right of first negotiation of a research and license agreement with NPS with respect to any compounds relating to osteoporosis not covered under the SmithKline Agreement. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. NPS has the right to co-promote (up to 20% in the United States territory) with SmithKline Beecham any resulting products in the United States. In 1992, S.R. One, an affiliate of SmithKline Beecham, purchased $2.0 million of the Company's Preferred Stock. In 1993, at the time NPS entered into the SmithKline Agreement, S.R. One purchased an additional $7.0 million in equity of the Company and it acquired $495,000 of Common Stock in the Company's initial public offering. All of the Preferred Stock was converted into Common Stock upon the closing of the Company's initial public offering.


    Under the terms of the SmithKline Agreement, in addition to the $7.0 million equity purchase, SmithKline Beecham paid the Company a $6.0 million non-refundable license fee and agreed to make additional payments to the Company upon the achievement of specific milestones. A $3.0 million milestone payment was made in January 1996. In July 1995 the Company began receiving payments from SmithKline Beecham to support the Company's research efforts, and such payments are expected to be approximately $4.3 million through the scheduled expiration of the research term in October 1996. NPS is entitled to royalties on sales of products for osteoporosis and other bone metabolism disorders developed by SmithKline Beecham under the SmithKline Agreement and a share of the profits from any co-promotion of such products. The SmithKline Agreement may be terminated by SmithKline Beecham upon 30 days written notice, with NPS having the right to extend the SmithKline Agreement for an additional period of time, provided that drug marketing has commenced. Funded research under the SmithKline Agreement will terminate in October 1996. Under certain circumstances, NPS has the right to terminate the SmithKline Agreement after October 1997. Termination of the SmithKline Agreement will result in reversion to NPS of its technology, commercialization and patent rights in the licensed field of osteoporosis and other bone and mineral disorders as well as all additional technology developed in the course of the collaboration. There can be no assurance that SmithKline Beecham will not terminate the SmithKline Agreement or that funded research will be extended upon its termination in October 1996. See "Risk Factors -- Dependence on Collaborative Research and License Relationships."


  THE BRIGHAM AND WOMEN'S HOSPITAL, INC.


    In February 1993, NPS entered into two agreements with Brigham and Women's, a sponsored collaborative research agreement (the "Brigham Research Agreement") and a patent license agreement (the "Brigham License Agreement"). Brigham and Women's, an affiliate of Harvard University Medical School, is a leading research group in the area of calcium receptors. During the three-year period from February 1993 through January 1996, NPS paid license fees and made research support and milestone payments to Brigham and Women's totaling approximately $1.0 million. In February 1996, the Company reached an agreement with Brigham and Women's to extend the Brigham Research Agreement. Under the terms of the extension, NPS has agreed to continue funding research on calcium receptors and other inorganic ion receptors at Brigham and Women's for an additional two years. The extended Brigham Research Agreement calls for NPS to make research support and advance royalty payments of $810,000 to Brigham and Women's during the period from February 1996 through February 1998. Of this, a $100,000 prepaid royalty was paid in February 1996 incident to the agreed extension. The Brigham License Agreement grants NPS an exclusive license to calcium receptor and inorganic ion receptor technology arising under the Brigham Research Agreement. The Brigham Research Agreement also grants NPS a right of first negotiation for exclusive license rights to any other patentable subject matter arising out of the sponsored research. NPS also has agreed to pay Brigham and Women's a royalty on sales of any products covered by an issued patent under the Brigham License Agreement and to promote sales of any licensed products for HPT for which the Company receives regulatory approval.


PATENTS AND PROPRIETARY TECHNOLOGY

    Periodically the Company files patent applications to protect technology, inventions and improvements which the Company believes are important to the development of its business. The Company also relies on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The Company files patent applications in its own name, and when appropriate, it has filed, and expects to continue to file, applications jointly with its collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, and recombinantly expressed receptors and gene sequences which are believed by the Company to be important in its research and development activities. None of the Company's principal proprietary rights, including rights related to process, compounds, use and technique related to its calcium receptor science and NMDA receptor-channel technology, are protected by issued patents in the Company's principal markets. The Company believes that its pending patent applications in the fields of calcium receptors, inorganic ion receptors, mGluRs and NMDA receptor-channels and compounds active at the same give the Company a competitive advantage. The Company intends to file additional patent applications as appropriate relating to its technology and to specific products of the Company.



    The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. In addition, no assurance can be given that, even if published, the Company is aware of all such literature. Accordingly, the Company cannot be certain that the named inventors were the first to invent or that the Company is the first to pursue patent coverage for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's pending patent applications, if issued, would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, could require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology. Additionally, many of the Company's foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in such published patent applications can be complex, costly and uncertain. See "Risk Factors -- Uncertainty of Protection of Patents and Proprietary Technology."


    The development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude the Company's applications and could result in a significant reduction of the coverage of the Company's patents, if issued.

    NPS also relies on trade secrets and contractual arrangements to protect its trade secrets. There can be no assurance that these agreements will be adequate, that they will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

    Much of the know-how important to the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect its rights to its know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the unauthorized use and restrict the disclosure of confidential information, and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by them. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. It must also be recognized that competitors may develop substantially equivalent know-how and technology.

    In connection with certain research in the field of calcium and other ion receptors, NPS has sponsored research by various university and government laboratories. For example, the Company has executed a license agreement and a research agreement regarding research in the area of calcium and other ion receptors with Brigham and Women's. See "Collaborative Research and Licensing Agreements -- The Brigham and Women's Hospital, Inc."

    The Company has also sponsored work at other government and academic laboratories for various evaluations, assays, screenings and tests of its natural products library and lead compounds in the central nervous system field. Generally, under these agreements the Company funds the work of investigators in exchange for the results of the specified works and the right or option to a license to any patentable inventions that may result in designated areas. Generally, if the sponsored work produces patentable subject matter, the Company has the first right to negotiate for license rights therein. Any resulting license would be expected to require the Company to pay royalties on net sales of licensed products. There can be no assurance that any such inventions will arise, that any patent applications thereon will be filed or, if filed, that any patents will issue, that any license thereon can be negotiated, or that any license agreement would give the Company valuable rights.

MANUFACTURING

    NPS anticipates that all of its products will be made by synthetic chemical manufacturing techniques. As such, the Company believes the compounds can be precisely defined and characterized and should generally have relatively low manufacturing costs compared to recombinant proteins produced by the fermentation methods common to currently available biotechnology products.


    NPS has no manufacturing facilities. Under the Amgen, Kirin and SmithKline Agreements, each of such Licensee is responsible for the manufacture of the applicable product. The Company relies on other manufacturers to produce its proprietary compounds for research and development activities and in sufficient quantities for preclinical and clinical purposes. The proposed pharmaceutical products under development by the Company have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities to make them commercially viable. If the Company were unable to contract for sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and human clinical testing schedule would be delayed. Such delay might postpone the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a materially adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to cGMP regulations enforced by the FDA through its facilities inspection program.


GOVERNMENT REGULATION

    The production and marketing of the Company's product candidates and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

    The steps required before a pharmaceutical agent may be marketed in the United States include: (i) preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies; (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (iv) the submission of a New Drug Application ("NDA") to the FDA; and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA under cGMP regulations. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with cGMP regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

    Preclinical studies include the laboratory evaluation of IN VITRO pharmacology product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will usually become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

    Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Internal Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.


    Clinical trials typically are conducted in three sequential phases, which phases may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to: (i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing, including Norcalcin. Furthermore, the Company, its collaborators, Licensees or the FDA may suspend clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk. See "Risk Factors
- -- Government Regulation; No Assurance of Regulatory Approval."


    The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the Company's products if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

    Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. See "Risk Factors -- Government Regulation; No Assurance of Regulatory Approval."

    In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. See "Risk Factors -- Risk of Product Liability; Use of Hazardous Materials."

    Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

COMPETITION

    NPS is pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, and could render the Company's products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas, including the fields of HPT, osteoporosis, neuroprotection, chronic pain and epilepsy. Many of the Company's competitors have substantially greater financial, technical, marketing and personnel resources than the Company. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment for certain diseases, such as HPT, will prove to be superior to existing or newly discovered approaches to the treatment of those diseases. See "Risk Factors -- Rapid Technological Change; Intense Competition."

ENVIRONMENTAL LIABILITY


    On November 29, 1995, the Company received a letter from the EPA notifying the Company that it may have incurred liability under section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for two barrels of radioactive waste taken by a third party contractor to a hazardous and radioactive waste storage, treatment and disposal facility in Denver, Colorado. Upon the EPA's request, the Company has identified the waste and has verified that the barrels containing the waste have been removed from the Denver, Colorado facility. Removal of wastes from the facility and remediation of soil and groundwater at this site is currently underway. To date, the EPA has spent $2.1 million to clean up this facility. However, the ultimate cost of removal and remediation actions and the length of time for such actions are difficult to estimate. Based upon its inspection of the site, the Company is of the belief that the barrels containing the waste disposed of by the Company were neither leaking nor damaged. Although the Company was a small contributor to the site and the Company believes that there are a number of other financially responsible contributors, there can be no assurance that the Company will not be held liable for all or a portion of the cleanup cost or any other costs or damages associated with this disposal site. See "Risk Factors -- Risk of Product Liability; Use of Hazardous Materials."


EMPLOYEES


    As of March 31, 1996, NPS employed 79 individuals full-time, 21 of whom hold Ph.D. or M.D. degrees and 16 of whom hold other advanced degrees. Approximately 60 full-time employees are engaged in research and development activities, including a variety of disciplines within the areas of molecular biology, pharmacology, medicinal chemistry, computer sciences and clinical development.
Approximately 19 full-time employees are employed in finance, legal and regulatory affairs, market research, corporate development and general administrative activities. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, NPS augments its full-time staff through consulting arrangements with experienced scientists and managers. The Company's anticipated growth and expansion will require the hiring of additional management, research and development, and administrative personnel.


RISK FACTORS


    EARLY STAGE OF PRODUCT DEVELOPMENT; DEPENDENCE ON NORCALCIN. The Company was founded in 1986, and has not completed development of any drugs and does not expect that any drugs resulting from its or its Licensees' research and development efforts will be commercially available for several years, if at all. Norcalcin is the only product candidate currently under development by the Company and its Licensee that is in human clinical trials. No other compound under development by NPS or its Licensees has been scheduled for clinical testing. Clinical trials in humans are necessary to determine whether or not a compound will be a safe, commercially attractive or effective drug. Results obtained in preclinical trials are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing. All product candidates developed by the Company or its Licensees, including Norcalcin, will require extensive research, development and preclinical and clinical testing prior to submission of any regulatory application, as well as a lengthy regulatory approval process. Preclinical and clinical testing of safety and efficacy takes several years and the time required to commercialize new drugs cannot be predicted with accuracy. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its Licensees, and have a materially adverse effect on the Company's operations. There can be no assurance that the Company's current product candidates, including Norcalcin, or any future product candidates, will advance to clinical trials, prove safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully marketed. Also, there can be no assurance that a pharmacological method for the treatment of diseases targeted by the Company, including HPT, will prove to be superior to non-pharmacological treatments.


    DEPENDENCE ON COLLABORATIVE RESEARCH AND LICENSE RELATIONSHIPS. The Company's strategy for the development, clinical testing and manufacturing and commercialization of certain of its product candidates and the research and development of new product candidates includes entering into various research, development and license agreements with corporate partners, licensees and others. The Company has entered into a license agreement with Amgen pursuant to which Amgen has assumed control of the development and commercialization of Norcalcin in its territory, a collaborative research and license agreement with Kirin for the development of Norcalcin in Kirin's territory and a collaborative research and license agreement with SmithKline Beecham for research and development in osteoporosis. The Licensees each have received from NPS certain exclusive rights to commercialize products developed under their respective agreements, have paid license fees to NPS and have committed to make milestone payments to NPS upon achievement of specified goals. The Licensees have agreed to fund the research or development efforts in HPT and osteoporosis, conduct human clinical testing of lead compounds, prepare and file submissions for regulatory approval and pay royalties on any resulting products. Because the Company has granted exclusive development, commercialization and marketing rights to the Licensees in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is dependent upon the efforts of the Licensees. There can be no assurance that the Licensees will perform their obligations under their respective agreements, that they will successfully develop or proceed to market any products under these agreements, or that the Company will ever receive any royalties or milestone or research support payments under these agreements, any of which could have a material adverse effect on the business of the Company. Furthermore, there can be no assurance that business conflicts will not arise between the Licensees over rights to existing compounds or future compounds with respect to certain indications. The Company's collaborative research and license agreements, including the agreements with the Licensees, generally provide that they may be terminated under a variety of circumstances upon prior written notice. If any of the Licensees terminates or breaches its agreement, such termination or breach may have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that present or future collaborators will not pursue existing or alternative technologies in preference to treatments being developed in collaboration with the Company.


    NPS also intends to seek additional collaborative or license arrangements to develop and commercialize other product candidates. Many of the Company's competitors are similarly seeking to develop or expand their collaborative and license arrangements with pharmaceutical companies. The success of these efforts by the Company's competitors could have an adverse impact on the Company's ability to form future collaborative arrangements and maintain existing ones. There can be no assurance that the Company will be able to negotiate acceptable collaborative agreements in the future or that efforts under any such collaborative agreements will be successful. To the extent that the Company chooses not to or is unable to enter into future collaborative agreements, it would experience increased capital requirements to undertake research, development and marketing of its product candidates at its own expense. In addition, the Company may encounter significant delays in introducing its product candidates into certain markets or find that the development, manufacture or sale of its product candidates in such markets is adversely affected by the absence of such collaborative agreements.

    LACK OF PRODUCT SALES; HISTORY OF OPERATING LOSSES. Substantially all of the Company's revenues to date have come from collaborative research and license agreements with the Licensees. Aside from the incidental revenues from the sale of research chemicals, no revenues have been generated from product sales. Other working capital has come from equity and debt financings. NPS has incurred cumulative losses through December 31, 1995 of $20.5 million, net of cumulative revenues from research and license agreements of $22.3 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability depends in part upon its ability, alone or with others, to complete development of Norcalcin and other product candidates, obtain required regulatory approvals and manufacture and successfully market such products, of which there can be no assurance. As such, there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

    GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL. The research and development activities of the Company, as well as the investigation, manufacture, distribution and marketing of therapeutic products, are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act, as amended. Receipt of such regulatory approval involves, among other things, satisfying the FDA that the product is both safe and effective. Typically, this process takes several years or more depending upon the type, complexity and novelty of the product and the nature of the disease or other indication to be treated and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's Good Laboratory Practice regulations. Clinical testing must meet requirements for Institutional Review Board oversight and informed consent by clinical trial subjects and patients, as well as FDA prior review, oversight and the FDA's Good Clinical Practice requirements. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks, including undesirable or unintended side effects. While certain of the Company's employees have some experience in conducting and managing the clinical testing necessary to obtain regulatory approval, the Company has conducted only limited clinical trials of one of its product candidates to date and anticipates that it will need to either rely on its collaborative partners, licensees and outside consultants or attract and retain additional employees with expertise in this area.

    Before receiving FDA approval to market a product, NPS may have to demonstrate that such product represents an improved form of treatment compared to existing therapies. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for current Good Manufacturing Practices ("cGMP") are currently being applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

    RAPID TECHNOLOGICAL CHANGE; INTENSE COMPETITION. NPS is pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners and licensees, and such success could render the Company's products obsolete or non-competitive and have a material adverse effect on the Company. Competition in the pharmaceutical and biotechnology industry is intense and is expected to continue to increase. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas, including the fields of HPT, osteoporosis, neuroprotection, chronic pain and epilepsy. Many of the Company's competitors have substantially greater financial, technical, marketing and personnel resources than the Company as well as considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures.
Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because the patent positions of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted.

    None of the Company's principal proprietary rights, including rights related to process, compounds, use and technique related to its calcium receptor science and NMDA receptor-channel technology, are protected by issued patents in the Company's principal potential markets. No assurance can be given that patents will issue from any of the Company's current or anticipated patent applications or that such patent applications will allow the Company to preclude others from practicing some or all of the art described in the publicly available versions of these pending patent applications either before such patent applications issue as patents or after such patent applications issue as patents. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in scientific or patent literature often lag behind actual discoveries. No assurance can be given that, even if published, the Company is aware of all such literature. Accordingly, the Company cannot be certain that the named inventors in its patent applications were the first to invent, or that the Company is the first to pursue patent coverage for such inventions. If patents do issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or to prevent competition. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that rights granted thereunder will provide competitive advantages to NPS. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. If certain of the Company's patent applications fail to issue or are successfully challenged, particularly those related to its calcium receptor science and NMDA receptor-channel technology, it may have a material adverse effect on the Company's operations or its ability to maintain or establish collaborations. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the patented products or technology developed by NPS. There can also be no assurance that any products developed by NPS will not be found to infringe patents held by third parties, or that, in such cases, licenses from such third parties would be available on commercially attractive terms, if at all. If NPS does not obtain such licenses, it could encounter delays in product market introductions or could find that it is unable to develop, manufacture or sell its products requiring such licenses. In addition, the Company could incur substantial costs in defending lawsuits brought against NPS on such patents or in prosecuting lawsuits by NPS against another party. Additionally, many of the

Company's foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in such published patent applications can be complex, costly and uncertain.

    The development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude the Company's applications and could result in a significant reduction of the coverage of the Company's patents, if issued.

    NPS also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, by confidentiality agreements with its corporate collaborators, licensees, employees and consultants. NPS expects to continue to rely on trade secrets and know-how to protect certain aspects of its technologies. The Company believes it has, and can maintain, a competitive advantage through its use of written confidential disclosure agreements and invention assignment provisions with its employees, consultants, advisors and potential and actual collaborators and licensees. Nonetheless, no assurance can be given that these agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how as a result of an unauthorized use or disclosure in the public domain. There can be no assurance that these agreements will not be breached, that NPS would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.


    DEPENDENCE ON  THIRD  PARTIES FOR  MANUFACTURING.   To  be  successful,  the
Company's products, if successfully developed, must be manufactured in commercial quantities in accordance with regulations prescribed by the FDA and at acceptable costs. NPS does not have the capability to manufacture products under cGMP regulations prescribed by the FDA and does not intend to develop such a capability in the near future. Accordingly, the Company anticipates that, for the foreseeable future, it will pursue a strategy of seeking production capability from corporate collaborators, licensees or contract manufacturers. There can be no assurance that the Company's current or prospective corporate collaborators, licensees or contract manufacturers will be able to manufacture any developed compounds on a commercial scale or that any collaborator, licensee or manufacturer will be able to manufacture products in quantities or at prices which will be commercially viable or beneficial for the Company. The Licensees are responsible for manufacturing any products developed under their respective agreements with the Company. If the Company or its collaborators and licensees encounter difficulty in obtaining third-party manufacturing on commercially acceptable terms, their ability to commercialize products may be delayed or foreclosed. Moreover, any manufacturer of the Company's products must adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval or periodic plant inspection, FDA approval of the product will not be granted or sale of the product may be barred.


    Presently, the Company relies on contract manufacturers to produce its proprietary compounds for development activities and in sufficient quantities for preclinical and clinical purposes. If the Company were unable to contract for sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and human clinical testing schedule would be delayed. Such delay would adversely affect the schedule for submission of products for regulatory approval and the market introduction and subsequent sales of such products, which would have a materially adverse effect on the Company.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company has incurred negative cash flows from operations since its inception. Substantial expenditures will be required to enable NPS to conduct existing and planned preclinical studies and clinical trials, to manufacture or to have manufactured and to market products from current research and development efforts, and to continue research and development activities. The Company anticipates that its existing capital resources, including research and development support payments from existing collaborations, together with the net proceeds of a proposed public offering of 2,000,000 shares of the Company's Common Stock (plus an additional 300,000 shares to cover over-allotments, if any) and interest earned thereon, will be sufficient to enable it to maintain its current and planned operations through at least 1997. However, the Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements and license arrangements, the establishment of additional collaborative and license arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. If Amgen terminates its agreement to develop Norcalcin in the Amgen territory, the Company may not have the resources necessary to complete the development and commercialization of Norcalcin in the Amgen territory.


    Depending on the factors described above, NPS may need to raise substantial additional funds to support its long-term product development and commercialization programs. The Company intends to seek additional funding through corporate collaborations and license agreements. There can be no assurance the Company will be able to negotiate such agreements in the future on acceptable terms, or at all. The Company may also seek additional funding through public or private financings. If additional funds are raised by issuing equity securities, further dilution to stockholders will result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own, any one of which could have a material adverse effect on the Company's operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



    LACK OF MARKETING CAPABILITIES. The Licensees currently have marketing and distribution rights with respect to products under development for the treatment of HPT and osteoporosis; however, such commercialization rights may revert to NPS, under certain circumstances, including upon termination of any of the related agreements. NPS may retain commercialization rights to other products developed in the future. The Company currently lacks sales, marketing and distribution capability. In order to market any of its products directly, the Company would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products.


    Outside the United States, the Company's ability to market a product is contingent upon receiving marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

    UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. While NPS cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the pendency of such proposals could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a material adverse effect on the Company in general.

    In both domestic and foreign markets, sales of the Company's product candidates will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Such policy may adversely affect the market for products designed to treat patients with age-related disorders, such as HPT and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's product candidates will be considered cost-effective or that adequate third-party reimbursement will be available to enable NPS to maintain price levels sufficient to realize an appropriate return on its investment in product development. Failure to achieve sufficient price levels for its drugs could adversely affect the Company's business. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of the Company's product candidates are approved for marketing. Adoption of such legislation or regulations could further limit reimbursement for medical products and services. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such legislation has a material adverse effect on the business, financial condition and profitability of other companies that are current or future collaborators for certain of the Company's product candidates.


    DEPENDENCE ON KEY PERSONNEL; ABILITY TO MANAGE GROWTH. The Company is highly dependent on the principal members of its scientific and management staff. Loss of any of these persons could adversely affect the Company's business. The Company does not have employment contracts. The Company's future success will also depend in large part upon its continued ability to attract and retain other highly qualified scientific and management personnel. The Company faces competition for personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that NPS will be successful in hiring or retaining personnel. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, production and marketing and general pharmaceutical company management are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management, research and development and administrative personnel, and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect prospects for the Company's success. Certain of these anticipated future needs are expected to be met through the agreements with the Licensees and potential additional corporate collaborations, but there can be no assurance that any services provided by the Licensees or other potential corporate collaborators will be sufficient to meet the Company's personnel or management needs.



    RISK OF PRODUCT LIABILITY; USE OF HAZARDOUS MATERIALS. The testing, marketing and sale of human therapeutic products entail significant risks. If the Company succeeds in developing products under its product development programs, use of such products in clinical trials and the sale of such products following regulatory approval may expose the Company to liability claims allegedly resulting from use of such products. These claims might be made directly by consumers or others. NPS currently has an aggregate of $5 million insurance for the clinical trials of Norcalcin. There can be no assurance that NPS will be able to maintain such insurance or obtain similar insurance for any of its future clinical trials or that coverage will be in sufficient amount to protect against damages for liability that could have a material adverse effect on NPS. There can also be no assurance that NPS will be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company against damages for liability that could have a material adverse effect on the Company. The agreements with the Licensees each provide for certain indemnification against such claims, but there can be no assurance that any claim arising from products sold by a collaborative partner or licensee would not also include claims directly against NPS or that any such claim would be indemnifiable under such agreement.


    In addition, the Company's research and development activities involve the controlled use of hazardous materials, radioactive compounds and other chemicals. The Company is required to comply with complex local, state and federal regulations involving the use, storage and handling of these materials and may incur certain costs in complying therewith. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, the possibility of unintended non-compliance with such regulations or the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

    The Company contracts with third parties to remove biohazardous waste generated by the Company. The disposal of such waste, third-party waste disposal companies contracted by the Company, and their disposal sites are regulated by the Environmental Protection Agency ("EPA"). The EPA has initiated cleanup of a site where a waste disposal firm contracted by the Company disposed of certain waste generated by the Company. The Company has not accrued any liability with respect to this matter. Although the Company was a small contributor to the site and the Company believes that there are a number of other financially responsible contributors, there can be no assurance that the Company will not be held liable for all or a portion of the cleanup cost or any other costs or damages associated with this disposal site.

    VOLATILE STOCK PRICE. The market price of the shares of Common Stock, like that of the common stock of many other biotechnology and biopharmaceutical companies, has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or its competitors, progress with clinical trials, governmental regulation, changes in reimbursement policies, developments in patent or other proprietary rights, developments in the Company's relationships with current or future collaborative partners, public concern as to the safety and efficacy of drugs developed by the Company and its competitors, and general market conditions for biotechnology or pharmaceutical stocks could have a significant adverse effect on the future price of the Common Stock.

    ANTITAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law could also discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company as well as adversely affecting the voting power of the holders of Common Stock, including the loss of voting control to others.

    ABSENCE  OF DIVIDENDS.   The Company has  never paid any  cash dividends and
does not anticipate paying cash dividends in the foreseeable future.


                                    PART II



ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion of the results of operations and financial condition of NPS should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Prospectus.

OVERVIEW

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not developed any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through December 31, 1995 of $20.5 million, net of cumulative revenues from collaborative research and license agreements of $22.3 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Because substantially all of the Company's revenues are derived from license fees, milestone payments and research support payments from its Licensees, which fluctuate from quarter to quarter, the Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, to complete development of its product candidates, including Norcalcin to obtain required regulatory approvals and to manufacture and market such products, of which there can be no assurance.


RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995


    Substantially all of the Company's revenues were derived from collaborative research and license agreements with the Licensees. Revenues from such agreements were $600,000 in 1993, $3.6 million in 1994, and $9.4 million in 1995. All of the revenues in 1993 and 1994 and $1.8 million in 1995 were from license fees received under the collaborative agreement with SmithKline Beecham and recognized for accounting purposes as the related research expenses were incurred. In 1995, the Company received and recognized a $5.0 million license fee and $1.0 million in research support from Kirin, and $1.6 million in research support from SmithKline Beecham.


    Research and development expenses increased from $6.0 million in 1993 to $7.8 million in 1994 and to $8.7 million in 1995. The increases in research and development expenses were principally due to the conducting of clinical trials for Norcalcin in 1994 and 1995, increased activity in each of the Company's principal research and development projects, the associated expansion in staffing and increased purchases of laboratory supplies and consulting services. Research and development expenses are expected to increase significantly in the future as NPS conducts clinical trials for other product candidates and as more research and development personnel are hired.

    General and administrative expenses increased from $2.0 million in 1993 to $3.1 million in 1994 and to $4.0 million in 1995. The increase in 1995 was primarily due to costs incurred for advisory services in connection with the consummation of the Amgen and Kirin agreements, and the increased costs associated with operating a public company for a full year. The increase in 1994 was primarily due to expansion of facilities, the addition of management and administrative personnel, and the costs associated with becoming a public company. The Company expects that general and administrative expenses will continue to increase in the future as a result of increased activity by the Company in corporate development, investor relations, and legal affairs, and as more personnel and facilities are needed to support research and development activities.

    Interest income increased from $110,000 in 1993 to $398,000 in 1994 and to $480,000 in 1995 as a result of increases in the Company's cash balances from the net proceeds of the initial public offering in 1994 and the Kirin license fee in 1995. The Company anticipates that interest income will fluctuate in the future as the Company's cash balance and short-term interest rates fluctuate.

    Interest expense increased from $112,000 in 1993 to $128,000 in 1994 and to $158,000 in 1995, primarily due to the acquisition of equipment through capital leases and completion of a $1.0 million debt financing of existing equipment and leasehold improvements in 1995.

    Income tax expense of $500,000 in 1995 consisted entirely of a 10% Japanese tax withheld on the license fee paid by Kirin. Future license, milestone and royalty payments from Kirin will be subject to the same 10% tax.

    As of December 31, 1995, the Company had a federal income tax net operating loss carryforward of approximately $18.4 million and a federal income tax research credit carryforward of approximately $953,000. The Company's ability to utilize these operating loss and research credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Financial Statements.

    The Company has adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of the statement did not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES


    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of December 31, 1995, the Company had recognized approximately $22.3 million of cumulative revenues from collaborative research and license agreements and approximately $28.1 million in consideration for the sale of equity securities. The Company's principal sources of liquidity are its cash, cash equivalents and marketable investment securities which totaled $8.3 million at December 31, 1995. Also, in connection with the establishment of the Amgen agreement, Amgen paid $7.5 million to NPS for 1,000,000 shares of Common Stock and a non-refundable license fee of $10.0 million in March 1996.


    The Company receives quarterly payments under the Kirin and SmithKline Beecham agreements to support the Company's research efforts in HPT and osteoporosis, respectively. The Kirin payments are $500,000 per quarter through June 1996 and a total of $5.0 million over the remaining four years of the research term of the agreement. The SmithKline Beecham payments are estimated to be an aggregate of $4.3 million through the scheduled expiration of the agreement in October 1996, of which $1.6 million had been received by December 31, 1995. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for certain costs which may be incurred by the Company in the development of Norcalcin in the Amgen territory, with such participation occuring under the direction of Amgen. The Company could receive additional payments of up to $56.0 million from the Licensees upon the accomplishment of specified research and/or development milestones. Each of these agreements may be terminated before the scheduled expiration date by the respective Licensee and, therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

    Under its agreement with Brigham and Women's, the Company is obligated to pay an aggregate of $810,000 to Brigham and Women's from February 1996 through February 1998. Additional payments may be required upon the accomplishment of certain research milestones by Brigham and Women's.

    As of December 31, 1995, the Company's net investment in leasehold improvements, equipment and furnishings was approximately $2.2 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of approximately $1.5 million as of December 31, 1995. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of the leasehold obligations.

    The Company anticipates that its existing capital resources, including research and development support payments from existing collaborations, as well as the net proceeds of the Offering and the interest earned thereon, will be sufficient to enable it to maintain its current and planned operations through at least 1997. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative research or license arrangements, the establishment of additional collaborative arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market products other than Norcalcin from current research and development efforts and perform research and development activities in additional areas. In addition, if Amgen terminates its agreement to develop and commercialize Norcalcin in its territory, the Company may not have sufficient capital to complete the development and commercialization of Norcalcin in Amgen's territory.


    NPS will need to raise substantial additional funds to support its long-term product development and commercialization programs. The Company also intends to seek additional funding through corporate collaborations and licensing agreements and the Company may seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of May, 1996.


                                          REGISTRANT:

                                          NPS PHARMACEUTICALS, INC.


                                          By ________/s/ JAMES U. JENSEN________
                                                       James U. Jensen
                                                  VICE PRESIDENT, CORPORATE
                                                       DEVELOPMENT
                                                      AND LEGAL AFFAIRS