Form 10-K/A
period 1996-03-31
NPS PHARMACEUTICALS INC
filed 1996-06-27
CIK 890465

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 4

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None

- ------------------------
(1) Excludes 4,430,465 shares of Common Stock held by directors, officers and other affiliates as of March 31, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

   REGISTRANT HEREBY AMENDS ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K AS FOLLOWS:

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. INDEX TO FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT AUDITORS. The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
Index to Financial Statements...........................................................................         F-1
Report of KPMG Peat Marwick LLP, Certified Auditors.....................................................         F-2
Balance Sheets at December 31, 1995 and 1994............................................................         F-3
Statements of Operations for three years ended December 31, 1995, and for the period from inception to
 December 31, 1995......................................................................................         F-4
Statements of Stockholders' Equity from inception through December 31, 1995.............................         F-5
Statements of Cash Flows for the three years ended December 31, 1995, and from inception to December 31,
 1995...................................................................................................         F-8
Notes to Financial Statements...........................................................................        F-10

       2. INDEX TO FINANCIAL STATEMENTS SCHEDULES. There are no Financial Statements Schedules included because they are either not applicable or the required information is shown in the Financial Statements or the notes thereto.

    (b) The Registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

        3.  EXHIBITS.

   EXHIBIT
    NUMBER
- --------------
 3.1**          Amended and Restated Certificate of Incorporation of the Registrant.
 3.2**          Amended and Restated Bylaws of the Registrant.
10.1**          Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993.
10.2**          Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November
                 18, 1993.
10.3**          Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan.
10.4**          Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements.
10.5**          Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement.
10.6**          Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document.
10.7**          Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated October 7,1992, with related addenda.
10.8**          Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
10.9+**         Collaborative Research and License Agreement between the Registrant and SmithKline Beecham
                 Corporation, dated November 1, 1993.
10.10+**        Patent Agreement Between the Registrant and The Brigham and Women's Hospital, Inc., dated February
                 19, 1993, with related amendment.
10.11+**        Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated
                 February 19, 1993, with related amendment.
10.15+****      Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company,
                 Ltd. dated June 29, 1995.

10.16+          Development and License Agreement between the Registrant and Amgen Inc. effective as of December
                 27, 1995.
10.17+          Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996.
10.18           Lease Agreement with GATX dated June 1, 1995, with related addenda.
10.19           Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments.
10.20**         Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated January 30,
                 1989.
10.21***        Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5, 1994, as amended.
10.22+*****     Binding Letter of Intent between Amgen Inc. and the Registrant dated December 27, 1995.
10.23+          Amendment effective February 7, 1996 to Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc. dated February 19, 1993.
10.24+          Amendment effective February 7, 1996 to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993.
10.25+          Amendment effective June 29, 1995 to the Collaborative Research and License Agreement between the
                 Registrant and SmithKline Beecham Corporation, dated November 1, 1993.
11.1*           Statement regarding calculation of net loss per share.
23.1*           Consent of KPMG Peat Marwick LLP, independent auditors.

- ------------------------
    * Previously filed with this Form 10-K for the fiscal year ended December 31, 1995.
   ** Incorporated   herein  by  reference   to  the  Registrant's  registration
      statement on Form S-1 filed January 21, 1994 (File No. 33-74318).
  *** Incorporated herein by  reference to  the Registrant's Form  10-K for  the fiscal year ended December 31, 1994.
 **** Incorporated  herein by  reference to the  Registrant's Form  10-K for the fiscal year ended December 31, 1994.
***** Incorporated herein  by  reference  to the  Registrant's  Form  8-K  dated
      February 29, 1996.
    + Confidential treatment has been granted with respect to these exhibits.

      (c) See Exhibits listed under Item 14(a)(3).

      (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of the Securities 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 1996.

                                          NPS PHARMACEUTICALS, INC.

                                          By         /s/ JAMES U. JENSEN

                                             -----------------------------------
                                                       James U. Jensen
                                                  VICE PRESIDENT, CORPORATE
                                                         DEVELOPMENT
                                                      AND LEGAL AFFAIRS

                         INDEX TO FINANCIAL STATEMENTS

Report of KPMG Peat Marwick LLP, Independent Auditors................................        F-2
Balance Sheets.......................................................................        F-3
Statements of Operations.............................................................        F-4
Statements of Stockholders' Equity...................................................        F-5
Statements of Cash Flows.............................................................        F-8
Notes to Financial Statements........................................................       F-10

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NPS Pharmaceuticals, Inc.:

    We have audited the accompanying balance sheets of NPS Pharmaceuticals, Inc. (a development stage company) as of December 31, 1994 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, and for the period from October 22, 1986 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. (a development stage company) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, and for the period from October 22, 1986 (inception) through December 31, 1995, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Salt Lake City, Utah
February 7, 1996, except as to note 11
which is as of March 18, 1996

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                                     PRO FORMA
                                                                            DECEMBER 31,             (NOTE 11)
                                                                   ------------------------------   DECEMBER 31,
                                                                        1994            1995            1995
                                                                   --------------  --------------  --------------
Current assets:
  Cash and cash equivalents......................................  $    5,931,082  $    8,039,625  $   25,539,625
  Marketable investment securities (note 2)......................       3,392,135         300,000         300,000
  Accounts receivable............................................         260,000          23,000          23,000
                                                                   --------------  --------------  --------------
    Total current assets.........................................       9,583,217       8,362,625      25,862,625
                                                                   --------------  --------------  --------------
Plant and equipment (note 4):
  Equipment......................................................       2,039,441       2,272,006       2,272,006
  Leasehold improvements.........................................       1,603,424       1,635,189       1,635,189
                                                                   --------------  --------------  --------------
                                                                        3,642,865       3,907,195       3,907,195
  Less accumulated depreciation and amortization.................       1,209,298       1,711,551       1,711,551
                                                                   --------------  --------------  --------------
    Net plant and equipment......................................       2,433,567       2,195,644       2,195,644
Other assets, at cost............................................          67,028          42,154          42,154
                                                                   --------------  --------------  --------------
                                                                   $   12,083,812  $   10,600,423  $   28,100,423
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligation under capital leases (note
   4)............................................................  $      413,001  $      435,230  $      435,230
  Current installments on long-term debt (note 5)................              --         331,746         331,746
  Accounts payable...............................................         924,480       1,036,464       1,036,464
  Accrued expenses...............................................         141,511         139,714         139,714
  Deferred income................................................              --         587,500         587,500
  Income tax payable (note 7)....................................              --              --         160,000
                                                                   --------------  --------------  --------------
    Total current liabilities....................................       1,478,992       2,530,654       2,690,654
Obligations under capital leases, excluding current installments
 (note 4)........................................................         440,098          53,761          53,761
Long-term debt, excluding current installments (note 5)..........              --         693,528         693,528
                                                                   --------------  --------------  --------------
    Total liabilities............................................       1,919,090       3,277,943       3,437,943
                                                                   --------------  --------------  --------------
Commitments and contingencies (notes 3, 4, 9 and 12).............
Stockholders' equity (note 6):...................................
  Preferred stock, $.001 par value; 5,000,000 shares authorized;
   no shares issued and outstanding..............................              --              --              --
  Common Stock, $.001 par value; 20,000,000 shares authorized;
   issued and outstanding 6,787,358 shares at December 31, 1994,
   7,072,801 shares at December 31, 1995, and 8,072,801 shares
   pro forma.....................................................           6,787           7,073           8,073
  Additional paid-in capital.....................................      27,847,067      28,067,130      35,566,130
  Deferred compensation..........................................        (489,958)       (234,458)       (234,458)
  Deficit accumulated during development stage...................     (17,199,174)    (20,517,265)    (10,677,265)
                                                                   --------------  --------------  --------------
    Net stockholders' equity.....................................      10,164,722       7,322,480      24,662,480
                                                                   --------------  --------------  --------------
                                                                   $   12,083,812  $   10,600,423  $   28,100,423
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                    OCTOBER 22,
                                                                                                       1986
                                                                                                    (INCEPTION)
                                                             YEAR ENDED DECEMBER 31,                  THROUGH
                                                  ----------------------------------------------   DECEMBER 31,
                                                       1993            1994            1995            1995
                                                  --------------  --------------  --------------  ---------------
Revenues from research and license agreements...  $      867,568  $    3,860,706  $    9,562,319  $    22,315,849
Operating expenses:
  Research and development......................       6,021,126       7,765,326       8,727,316       30,360,190
  General and administrative....................       2,003,699       3,121,688       3,975,379       12,788,445
                                                  --------------  --------------  --------------  ---------------
    Total operating expenses....................       8,024,825      10,887,014      12,702,695       43,148,635
                                                  --------------  --------------  --------------  ---------------
    Operating loss..............................      (7,157,257)     (7,026,308)     (3,140,376)     (20,832,786)
Other income (expense):
  Interest income...............................         110,314         398,388         480,029        1,256,844
  Interest expense..............................        (111,638)       (128,413)       (157,744)        (475,713)
  Other.........................................              --              --              --           34,390
                                                  --------------  --------------  --------------  ---------------
    Total other income (expense)................          (1,324)        269,975         322,285          815,521
                                                  --------------  --------------  --------------  ---------------
    Loss before income tax expense..............      (7,158,581)     (6,756,333)     (2,818,091)     (20,017,265)
Income tax expense (note 7).....................              --              --         500,000          500,000
                                                  --------------  --------------  --------------  ---------------
Net loss........................................  $   (7,158,581) $   (6,756,333) $   (3,318,091) $   (20,517,265)
                                                  --------------  --------------  --------------  ---------------
                                                  --------------  --------------  --------------  ---------------
Net loss per common share (note 1)..............  $        (1.91) $        (1.13) $         (.48)
                                                  --------------  --------------  --------------
                                                  --------------  --------------  --------------
Weighted average shares outstanding (note 1)....       3,751,000       5,977,300       6,924,400

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1995

                                                              SERIES A     SERIES B     SERIES C     SERIES D     SERIES E
                                                              PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED
                                                                STOCK        STOCK        STOCK        STOCK        STOCK
                                                             -----------  -----------  -----------  -----------  -----------
Issuance of 1,125,000 shares of common stock for cash and
 equipment valued at fair value upon incorporation at
 October 22, 1986..........................................   $      --    $      --    $      --    $      --    $      --
Net loss...................................................          --           --           --           --           --
                                                             -----------  -----------       -----        -----        -----
Balances, December 31, 1986................................          --           --           --           --           --
Repurchase of 375,000 shares of common stock...............          --           --           --           --           --
Issuance of 82,500 shares of common stock for services.....          --           --           --           --           --
Net income.................................................          --           --           --           --           --
                                                             -----------  -----------       -----        -----        -----
Balances, December 31, 1987................................          --           --           --           --           --
Issuance of 55,556 shares of preferred stock for cash......       5,556           --           --           --           --
Issuance of 11,448 shares of common stock for cash upon
 exercise of stock options.................................          --           --           --           --           --
Issuance of 97,500 shares of common stock for services.....          --           --           --           --           --
Net loss...................................................          --           --           --           --           --
                                                             -----------  -----------       -----        -----        -----
Balances, December 31, 1988................................       5,556           --           --           --           --
Issuance of 37,037 shares of preferred stock for cash......          --        3,704           --           --           --
Issuance of 7,500 shares of common stock for services......          --           --           --           --           --
Net loss...................................................          --           --           --           --           --
                                                             -----------  -----------       -----        -----        -----
Balances, December 31, 1989................................       5,556        3,704           --           --           --
Issuance of 37,037 shares of preferred stock for cash......          --        3,703           --           --           --
Issuance of 2,475 shares of common stock for cash upon
 exercise of stock options.................................          --           --           --           --           --
Net loss...................................................          --           --           --           --           --
                                                             -----------  -----------       -----        -----        -----
Balances, December 31, 1990................................       5,556        7,407           --           --           --

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                          ADDITIONAL  DEFERRED      DURING         NET

                                                               COMMON      PAID-IN     COMPEN-   DEVELOPMENT   STOCKHOLDERS'

                                                                STOCK      CAPITAL     SATION       STAGE         EQUITY

                                                             -----------  ----------  ---------  ------------  ------------

Issuance of 1,125,000 shares of common stock for cash and
 equipment valued at fair value upon incorporation at
 October 22, 1986..........................................   $   1,125   $   13,875  $      --  $         --   $   15,000

Net loss...................................................          --           --         --       (12,477)     (12,477)

                                                             -----------  ----------  ---------  ------------  ------------

Balances, December 31, 1986................................       1,125       13,875         --       (12,477)       2,523

Repurchase of 375,000 shares of common stock...............        (375)      (4,625)        --            --       (5,000)

Issuance of 82,500 shares of common stock for services.....          83        1,017         --            --        1,100

Net income.................................................          --           --         --       121,274      121,274

                                                             -----------  ----------  ---------  ------------  ------------

Balances, December 31, 1987................................         833       10,267         --       108,797      119,897

Issuance of 55,556 shares of preferred stock for cash......          --      294,446         --            --      300,002

Issuance of 11,448 shares of common stock for cash upon
 exercise of stock options.................................          11        1,516         --            --        1,527

Issuance of 97,500 shares of common stock for services.....          98       32,402         --            --       32,500

Net loss...................................................          --           --         --      (105,643)    (105,643)

                                                             -----------  ----------  ---------  ------------  ------------

Balances, December 31, 1988................................         942      338,631         --         3,154      348,283

Issuance of 37,037 shares of preferred stock for cash......          --      336,296         --            --      340,000

Issuance of 7,500 shares of common stock for services......           7        2,493         --            --        2,500

Net loss...................................................          --           --         --        (5,025)      (5,025)

                                                             -----------  ----------  ---------  ------------  ------------

Balances, December 31, 1989................................         949      677,420         --        (1,871)     685,758

Issuance of 37,037 shares of preferred stock for cash......          --      336,297         --            --      340,000

Issuance of 2,475 shares of common stock for cash upon
 exercise of stock options.................................           2          898         --            --          900

Net loss...................................................          --           --         --      (212,976)    (212,976)

                                                             -----------  ----------  ---------  ------------  ------------

Balances, December 31, 1990................................         951    1,014,615         --      (214,847)     813,682


                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1995

                                                             SERIES A     SERIES B     SERIES C     SERIES D     SERIES E
                                                             PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED
                                                               STOCK        STOCK        STOCK        STOCK        STOCK
                                                            -----------  -----------  -----------  -----------  -----------
Issuance of 4,500 shares of common stock for cash upon
 exercise of stock options................................   $      --    $      --    $      --    $      --    $      --
Net loss..................................................          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1991...............................       5,556        7,407           --           --           --
Issuance of 3,675 shares of common stock for cash upon
 exercise of stock options................................          --           --           --           --           --
Issuance of 230,334 shares of common stock upon conversion
 of 129,630 shares of preferred stock.....................      (5,556)      (7,407)          --           --           --
Repurchase and cancellation of 83,334 shares of common
 stock for cash...........................................          --           --           --           --           --
Issuance of 781,250 shares of preferred stock for cash,
 net of offering costs....................................          --           --          781           --           --
Issuance of 678,573 shares of preferred stock for cash,
 net of offering costs....................................          --           --           --          679           --
Issuance of 101,452 shares of common stock for services
 related to preferred stock offering......................          --           --           --           --           --
Net loss..................................................          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1992...............................          --           --          781          679
Issuance of 37,524 shares of common stock for cash upon
 exercise of stock options................................          --           --           --           --           --
Issuance of 583,334 shares of preferred stock for cash,
 net of offering costs....................................          --           --           --           --          583
Issuance of 6,050 shares of preferred stock for
 services.................................................          --           --           --           --            6
Deferred compensation related to grant of stock options...          --           --           --           --           --
Net loss..................................................          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1993...............................          --           --          781          679          589

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                         ADDITIONAL   DEFERRED      DURING         NET

                                                              COMMON       PAID-IN     COMPEN-   DEVELOPMENT   STOCKHOLDERS'

                                                               STOCK       CAPITAL     SATION       STAGE         EQUITY

                                                            -----------  -----------  ---------  ------------  ------------

Issuance of 4,500 shares of common stock for cash upon
 exercise of stock options................................   $       5   $     2,245  $      --  $         --   $    2,250

Net loss..................................................          --            --         --      (462,054)    (462,054)

                                                            -----------  -----------  ---------  ------------  ------------

Balances, December 31, 1991...............................         956     1,016,860         --      (676,901)     353,878

Issuance of 3,675 shares of common stock for cash upon
 exercise of stock options................................           4         2,221         --            --        2,225

Issuance of 230,334 shares of common stock upon conversion
 of 129,630 shares of preferred stock.....................         230        12,733         --            --           --

Repurchase and cancellation of 83,334 shares of common
 stock for cash...........................................         (83)     (299,917)        --            --     (300,000)

Issuance of 781,250 shares of preferred stock for cash,
 net of offering costs....................................          --     4,937,462         --            --    4,938,243

Issuance of 678,573 shares of preferred stock for cash,
 net of offering costs....................................          --     4,693,794         --            --    4,694,473

Issuance of 101,452 shares of common stock for services
 related to preferred stock offering......................         101          (101)        --            --           --

Net loss..................................................          --            --         --    (2,607,359)  (2,607,359)

                                                            -----------  -----------  ---------  ------------  ------------

Balances, December 31, 1992...............................       1,208    10,363,052         --    (3,284,260)   7,081,460

Issuance of 37,524 shares of common stock for cash upon
 exercise of stock options................................          38        25,545         --            --       25,583

Issuance of 583,334 shares of preferred stock for cash,
 net of offering costs....................................          --     6,968,115         --            --    6,968,698

Issuance of 6,050 shares of preferred stock for
 services.................................................          --        72,594         --            --       72,600

Deferred compensation related to grant of stock options...          --       766,500   (745,458)           --       21,042

Net loss..................................................          --            --         --    (7,158,581)  (7,158,581)

                                                            -----------  -----------  ---------  ------------  ------------

Balances, December 31, 1993...............................       1,246    18,195,806   (745,458)  (10,442,841)   7,010,802


                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1995

                                                             SERIES A     SERIES B     SERIES C     SERIES D     SERIES E
                                                             PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED
                                                               STOCK        STOCK        STOCK        STOCK        STOCK
                                                            -----------  -----------  -----------  -----------  -----------
Issuance of 3,475,666 shares of common stock upon
 conversion of 2,049,207 shares of preferred stock........   $      --    $      --    $    (781)   $    (679)   $    (589)
Issuance of 2,000,000 shares of common stock for cash, net
 of offering costs........................................          --           --           --           --           --
Issuance of 20,000 shares of common stock for services....          --           --           --           --           --
Issuance of 46,118 shares of common stock for cash upon
 exercise of options......................................          --           --           --           --           --
Amortization of deferred compensation.....................          --           --           --           --           --
Net loss..................................................          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1994...............................          --           --           --           --           --
Issuance of 242,385 shares of common stock for cash upon
 exercise of options......................................          --           --           --           --           --
Issuance of 39,771 shares of common stock for cash........          --           --           --           --           --
Issuance of 3,287 shares of common stock for services.....          --           --           --           --           --
Amortization of deferred compensation.....................          --           --           --           --           --
Net loss..................................................          --           --           --           --           --
                                                            -----------  -----------  -----------  -----------  -----------
Balances, December 31, 1995...............................   $      --    $      --    $      --    $      --    $      --
                                                            -----------  -----------  -----------  -----------  -----------
                                                            -----------  -----------  -----------  -----------  -----------

                                      See accompanying notes to financial statements.

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                         ADDITIONAL   DEFERRED      DURING         NET

                                                              COMMON       PAID-IN     COMPEN-   DEVELOPMENT   STOCKHOLDERS'

                                                               STOCK       CAPITAL     SATION       STAGE         EQUITY

                                                            -----------  -----------  ---------  ------------  ------------

Issuance of 3,475,666 shares of common stock upon
 conversion of 2,049,207 shares of preferred stock........   $   3,475   $    (1,426) $      --  $         --   $       --

Issuance of 2,000,000 shares of common stock for cash, net
 of offering costs........................................       2,000     9,530,252         --            --    9,532,252

Issuance of 20,000 shares of common stock for services....          20        95,958         --            --       95,978

Issuance of 46,118 shares of common stock for cash upon
 exercise of options......................................          46        26,477         --            --       26,523

Amortization of deferred compensation.....................          --            --    255,500            --      255,500

Net loss..................................................          --            --         --    (6,756,333)  (6,756,333)

                                                            -----------  -----------  ---------  ------------  ------------

Balances, December 31, 1994...............................       6,787    27,847,067   (489,958)  (17,199,174)  10,164,722

Issuance of 242,385 shares of common stock for cash upon
 exercise of options......................................         243       100,378         --            --      100,621

Issuance of 39,771 shares of common stock for cash........          40       109,827         --            --      109,867

Issuance of 3,287 shares of common stock for services.....           3         9,858         --            --        9,861

Amortization of deferred compensation.....................          --            --    255,500            --      255,500

Net loss..................................................          --            --         --    (3,318,091)  (3,318,091)

                                                            -----------  -----------  ---------  ------------  ------------

Balances, December 31, 1995...............................   $   7,073   $28,067,130  $(234,458) $(20,517,265)  $7,322,480

                                                            -----------  -----------  ---------  ------------  ------------
                                                            -----------  -----------  ---------  ------------  ------------

                                      See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                    OCTOBER 22,
                                                                                                       1986
                                                                                                    (INCEPTION)
                                                             YEAR ENDED DECEMBER 31,                  THROUGH
                                                  ----------------------------------------------   DECEMBER 31,
                                                       1993            1994            1995            1995
                                                  --------------  --------------  --------------  ---------------
Cash flows from operating activities:
  Net loss......................................  $   (7,158,581) $   (6,756,333) $   (3,318,091) $   (20,517,265)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization...............         366,933         596,842         674,039        2,413,028
    Gain on sale of equipment...................              --              --              --          (28,720)
    Issuance of common and preferred stock in
     lieu of cash for services..................          72,600          95,978           9,861          214,539
    Amortization of deferred compensation.......          21,042         255,500         255,500          532,042
    Decrease (increase) in operating assets:
      Accounts receivable.......................          97,747        (226,788)        237,000          (23,000)
      Other assets..............................          28,819         (21,553)         24,874          (45,754)
    Increase (decrease) in operating
     liabilities:
      Accounts payable and accrued expenses.....         435,818         142,592         110,187        1,176,178
      Deferred income...........................       3,400,000      (3,400,000)        587,500          587,500
                                                  --------------  --------------  --------------  ---------------
        Net cash used in operating activities...      (2,735,622)     (9,313,762)     (1,419,130)     (15,691,452)
Cash flows from investing activities:
  Net sale (purchase) of marketable investment
   securities...................................       1,589,384      (3,392,135)      3,092,135         (300,000)
  Acquisition of equipment and leasehold
   improvements.................................      (1,206,683)     (1,048,020)       (373,171)      (4,059,126)
  Proceeds from sale of equipment...............         648,274              --              --        1,048,484
                                                  --------------  --------------  --------------  ---------------
        Net cash provided by (used in) investing
         activities.............................       1,030,975      (4,440,155)      2,718,964       (3,310,642)

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                    OCTOBER 22,
                                                                                                       1986
                                                                                                    (INCEPTION)
                                                              YEAR ENDED DECEMBER 31,                 THROUGH
                                                   ---------------------------------------------   DECEMBER 31,
                                                        1993            1994           1995            1995
                                                   --------------  --------------  -------------  ---------------
Cash flows from financing activities:
  Proceeds from note payable to bank.............  $           --  $           --  $          --  $       123,855
  Proceeds from issuance of preferred stock and
   collection of subscription receivable.........       2,968,698       4,000,000             --       17,581,416
  Proceeds from issuance of common stock.........          25,583       9,558,775        210,488        9,811,748
  Proceeds from long-term debt...................              --              --      1,166,434        1,166,434
  Principal payments on note payable to bank.....              --              --             --         (123,855)
  Principal payments under capital lease
   obligations...................................         (53,618)       (287,539)      (427,053)        (879,415)
  Principal payments on long-term debt...........         (11,489)             --       (141,160)        (338,464)
  Repurchase of preferred stock..................              --              --             --         (300,000)
                                                   --------------  --------------  -------------  ---------------
    Net cash provided by financing activities....       2,929,174      13,271,236        808,709       27,041,719
                                                   --------------  --------------  -------------  ---------------
Net increase (decrease) in cash and cash
 equivalents.....................................       1,224,527        (482,681)     2,108,543        8,039,625
Cash and cash equivalents at beginning of
 period..........................................       5,189,236       6,413,763      5,931,082               --
                                                   --------------  --------------  -------------  ---------------
Cash and cash equivalents at end of period.......  $    6,413,763  $    5,931,082  $   8,039,625  $     8,039,625
                                                   --------------  --------------  -------------  ---------------
                                                   --------------  --------------  -------------  ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest...........................  $       91,038  $      149,013  $     171,752  $       475,713
Cash paid for taxes..............................              --              --        500,000          500,000
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Acquisition of equipment through incurrence of
 capital lease obligations.......................  $      648,274  $       25,669  $      62,945  $     1,368,406
Acquisition of leasehold improvements through
 incurrence of debt..............................              --              --             --          197,304
Issuance of preferred stock for stock
 subscription receivable.........................       4,000,000              --             --        4,000,000
Accrual of deferred offering costs...............         150,000              --             --          150,000

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1993, 1994, AND 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    NPS Pharmaceuticals, Inc. (the "Company"), considered a development stage company under the guidelines of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 7, is engaged in the discovery and commercial development of novel pharmaceutical products, primarily small molecule drugs that target cell surface receptors and ion channels. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its financial statements:
    (a)  CASH EQUIVALENTS

        Cash equivalents of $4.8 million and $5.4 million at December 31, 1994 and 1995, respectively, consist of short-term securities and certificates of deposit with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
    (b)  REVENUE RECOGNITION

        The Company recognizes revenue from its research agreements as related research costs are incurred and from its license fees and milestone payments as earned. Cash received in advance of the performance of the related research is recorded as deferred income.
    (c)  PLANT AND EQUIPMENT

        Plant and equipment are stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the equipment at the inception of the lease.

        Depreciation and amortization of equipment (including equipment held under capital lease) is calculated on the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Amortization of assets held under capital leases is included with depreciation and amortization expense.
    (d)  NET LOSS PER SHARE

        The Company's loss per share is based on the weighted average number of common shares outstanding during the periods. Common stock equivalents (stock options and warrants) have been excluded in the computation as their inclusion would have an antidilutive effect. For periods prior to May 26, 1994, the date of the Company's initial public offering, upon which all outstanding shares of preferred stock were converted to shares of common stock, the loss presented is pro forma after giving retroactive effect to the conversion of Series C, D, and E preferred stock and the inclusion of common stock options issued for consideration below the initial public offering price during the twelve-month period prior to the date of the initial filing of the Registration Statement, even when antidilutive, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury-stock method.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (e)  INCOME TAXES

        The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    (f)  USE OF ESTIMATES

        Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
    (g)  MARKETABLE INVESTMENT SECURITIES

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY ("Statement 115"), January 1, 1994. Statement 115 requires that debt and equity securities be grouped in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. The effect of this adoption of Statement 115 was not material to the Company's financial statements.

        Available-for sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(2) MARKETABLE INVESTMENT SECURITIES
    The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 1994 and 1995, were as follows:

                                                                                                 GROSS
                                                                                  GROSS       UNREALIZED
                                                                AMORTIZED      UNREALIZED       HOLDING
                                                                  COST        HOLDING GAINS     LOSSES      FAIR VALUE
                                                              -------------  ---------------  -----------  -------------
At December 31, 1994
Held-to-maturity:
  Corporate obligations (due within one year)...............  $   3,392,135            --      $     296   $   3,391,839
At December 31, 1995
Available-for-sale:
  Corporate obligations (due within one year)...............  $     300,000            --             --   $     300,000

(3) COLLABORATIVE AND LICENSE AGREEMENTS
    The Company is pursuing product development both on an independent basis and in collaboration with others. Following is a description of significant current collaborations and license agreements.
    (a)  KIRIN BREWERY COMPANY, LIMITED

        Effective June 30, 1995, NPS entered into a five year agreement with the pharmaceutical division of Kirin Brewery Company, Limited (a Japanese company), to develop and commercialize Norcalcin in Japan, China, Korea, and Taiwan. Kirin paid to NPS a $5.0 million license fee and has agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. The Kirin research support payments are $500,000 per quarter through June 1996 and a total of $5.0 million over the remaining four years. Kirin received exclusive rights to develop and sell Norcalcin within its territory. Both parties will participate in a collaborative research program around NPS's parathyroid calcium receptor technology.

        The Company recognized the $5.0 million nonrefundable license fee and $1.0 million in research support as revenue in 1995. The agreement may be terminated by Kirin after June 30, 1996.
    (b)  SMITHKLINE BEECHAM CORPORATION

        Effective November  1, 1993,  the Company  entered into  the  SmithKline
    Beecham Agreement ("SB Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The SB Agreement establishes a three year research collaboration between the parties, which may be extended on mutual agreement. Under the SB Agreement, the Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the SB Agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

        The Company received an initial licensing fee payment of $4.0 million in November 1993 and received an additional $2.0 million payment in January 1995. The Company recognized this

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(3) COLLABORATIVE AND LICENSE AGREEMENTS (CONTINUED)

    (b) SMITHKLINE BEECHAM CORPORATION (CONTINUED) revenue as the related research costs were incurred, and recognized $600,000 in 1993, $3.6 million in 1994 and $1.8 million in 1995. Commencing on July 1, 1995, the Company began receiving quarterly research payments from SmithKline Beecham to support research efforts through the scheduled expiration of the research term on October 31, 1996, if not previously terminated. The Company recognized $1.6 million from such payments in 1995. The Company is also entitled to receive payments upon the achievement of specific development and regulatory milestones. The Company will receive royalties on sales of such compounds by SmithKline Beecham and a share of the profits from co-promoted products.

        S.R. One, Limited, an affiliate of SmithKline Beecham, is an equity investor in the Company.

        Subsequent to year-end, the Company reached its first milestone under the SB Agreement and received a corresponding milestone payment of $3.0 million.
    (c)  THE BRIGHAM AND WOMEN'S HOSPITAL, INC.

        In February 1993, the Company entered into two agreements with The Brigham and Women's Hospital, Inc. (the "Hospital"). Under the first agreement, the Company received an exclusive license to the Hospital's calcium receptor patentable technology at that date. The Company will pay milestone payments to the Hospital and a royalty on sales of products covered by any issued patent under the license. The Company also entered into an agreement to sponsor research through February 28, 1996 at the Hospital in the amount of $300,000 per year and the Hospital granted to the Company a right of first negotiation for license rights to any newly discovered patentable calcium receptor technology. During 1993, 1994, and 1995, the Company paid to the Hospital $400,241, $320,121, and $306,777, respectively, in sponsored research payments and license fees.

        On February 7, 1996, the Company reached an agreement with the Hospital to extend the sponsored collaborative research agreement. Under the terms of the extension, the Company has agreed to continue funding research for an additional two years. The extended research agreement calls for the Company to make research support and advance royalty payments of $810,000 to the Hospital during the period from February 1996 to February 1998.
    (d)  SMALL BUSINESS INNOVATION RESEARCH GRANTS

        The Company recognized revenue of $267,568, $260,706, and $126,444 during 1993, 1994, and 1995, respectively, under the terms of Small Business Innovation Research grants from three government agencies.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(4) LEASES
    The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The Company also has a noncancelable operating lease for office space that expires in September 1999. Rental expense for this operating lease was $340,276, $413,552, and $493,667 for 1993, 1994, and 1995, respectively. The present value of future minimum lease payments on capital leases and future lease payments under the noncancelable operating lease as of December 31, 1995 are:

                                                                      CAPITAL      OPERATING
                                                                      LEASES         LEASE
                                                                    -----------  -------------
Year ending December 31:
  1996............................................................  $   466,129  $     525,919
  1997............................................................       48,123        525,919
  1998............................................................        9,127        525,919
  1999............................................................           --        394,439
                                                                    -----------  -------------
    Total minimum lease payments..................................      523,379  $   1,972,196
                                                                                 -------------
                                                                                 -------------
Less amounts representing interest (at rates ranging from 6% to
 16%).............................................................       34,388
                                                                    -----------
Present value of net minimum capital lease payments...............      488,991
Less current installments of obligations under capital leases.....      435,230
                                                                    -----------
    Obligations under capital leases, excluding current
     installments.................................................  $    53,761
                                                                    -----------
                                                                    -----------

        At December 31, 1994 and 1995, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                                                      1994           1995
                                                                  -------------  -------------
Equipment.......................................................  $   1,232,980  $   1,212,699
Less accumulated amortization...................................        572,090        748,881
                                                                  -------------  -------------
    Net equipment...............................................  $     660,890  $     463,818
                                                                  -------------  -------------
                                                                  -------------  -------------

        The Company has granted a leasing company a warrant to purchase 20,250 common shares at $4.67 per share. The warrant expires in May 1996.

(5) LONG-TERM DEBT
    Long-term debt at December 31, 1995 consists of the following notes payable to a financial institution:

10% to 16% notes payable in monthly installments of $37,105
 including interest, due June 1, 1998 through June 1, 1999;
 secured by certain equipment and leasehold improvements.......  $1,025,274
Less, current installments.....................................     331,746
                                                                 ----------
    Long-term debt, excluding current installments.............  $  693,528
                                                                 ----------
                                                                 ----------

        The aggregate maturities of long-term debt for each of the years subsequent to December 31, 1995 are as follows: 1996, $331,746; 1997, $378,613; 1998, $302,065; and 1999, $12,850.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(5) LONG-TERM DEBT (CONTINUED)
        In connection with these notes payable, the Company granted the financial institution a warrant to purchase 32,542 shares of common stock at $3.69 per share. The warrant expires in June 2002.

(6) CAPITAL STOCK
    The Company is incorporated under the laws of the State of Delaware with authorized capital of 5,000,000 shares of preferred stock and 20,000,000 shares of common stock, all with a par value of $.001. No shares of preferred stock were issued or outstanding at December 31, 1994 and 1995.

    The Company has three stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the 1994 Equity Incentive Plan (the "1994 Plan"), and the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). An aggregate of 2,390,000 shares are authorized for issuance under the three plans. As of December 31, 1995, there are no shares reserved for future grant under the 1987 Plan, there are 315,503 shares reserved for future grant under the 1994 Plan, and there are 36,000 shares reserved for future grant under the Directors' Plan. Under the Company's 1994 Plan, the exercise price of options granted is not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, but the exercise period does not extend beyond ten years from the date of the grant.

    Under the Directors' Plan, each new director who is not an employee of the Company will be granted an option to purchase 15,000 shares of common stock. Additional options will be granted at December 31 of each subsequent year. The exercise price of options granted is the fair market value on the date of grant.

    A summary of activity related to aggregate options under all three plans is indicated in the following table:

                                1993                          1994                           1995
                     ---------------------------  -----------------------------  -----------------------------
                       OPTIONS    EXERCISE PRICE    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                     -----------  --------------  -----------  ----------------  -----------  ----------------
Outstanding,
 beginning of
 year..............      719,400  $   .34 -  .81    1,192,875  $     .34 - 4.00    1,419,125  $     .34 - 6.00
Granted............      511,500      .74 - 4.00      309,800       3.00 - 6.00      374,000       3.50 - 8.25
Exercised..........      (37,524)     .34 -  .74      (46,118)       .34 -  .74     (257,633)       .34 - 2.00
Canceled...........         (501)         -  .74      (37,432)       .34 - 4.00       (4,568)      2.00 - 3.00
                     -----------  --------------  -----------  ----------------  -----------  ----------------
Outstanding, end of
 year..............    1,192,875  $   .34 - 4.00    1,419,125  $     .34 - 6.00    1,530,924  $     .34 - 8.25
                     -----------  --------------  -----------  ----------------  -----------  ----------------
                     -----------  --------------  -----------  ----------------  -----------  ----------------

    Exercise of options by employees, consultants, and directors has been made subject to vesting based on job tenure and as of December 31, 1995, options to purchase 802,540 shares of common stock are vested and exercisable.

    In November and December 1993, the Company issued options to purchase 378,750 and 4,500 shares of common stock, respectively, at an exercise price of $2.00 and $4.00 per share, respectively, to employees, officers, and directors of the Company. For financial statement presentation purposes, the Company has recorded as deferred compensation expense the excess of the deemed value of the

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(6) CAPITAL STOCK (CONTINUED)
common stock at the date of grant over the exercise price. The compensation expense will be amortized ratably over the three-year vesting period of the options and will aggregate $766,500 over such period. During 1995, employees exercised 257,633 stock options utilizing 15,248 common shares and cash for 242,385 common shares.

    The Company's 1994 Employee Stock Purchase Plan (the "Purchase Plan") has 90,000 shares authorized for purchase by employees of the Company. Employees have purchased 39,771 shares under the Purchase Plan as of December 31, 1995, and 50,229 shares remain available for future purchase.

(7) INCOME TAXES
    The Company has income tax expense of $500,000 for the year ended December 31, 1995 consisting of current foreign taxes.

    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net income (loss) before income taxes as a result of the following:

                                                               1993            1994            1995
                                                          --------------  --------------  --------------
Computed expected tax benefit...........................  $   (2,433,918) $   (2,297,153) $     (958,150)
Change in the beginning-of-the-year balance of the
 valuation allowance for deferred tax assets allocated
 to income tax expense..................................       2,621,555       2,376,354       1,279,785
Foreign taxes net of federal income tax benefit.........              --              --         330,000
Other...................................................        (187,637)        (79,201)       (151,635)
                                                          --------------  --------------  --------------
                                                          $           --  $           --  $      500,000
                                                          --------------  --------------  --------------
                                                          --------------  --------------  --------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1994 and 1995 are presented below:

                                                                     1994            1995
                                                                --------------  --------------
Deferred tax assets:
  Deferred revenue............................................  $           --  $      220,000
  Equipment and leasehold improvements, principally due to
   differences in depreciation................................         183,000         159,000
  Net operating loss carryforward.............................       5,815,000       6,873,000
  Research activities credit carryforward.....................         803,000         953,000
                                                                --------------  --------------
    Total gross deferred tax assets...........................       6,801,000       8,205,000
    Less valuation allowance..................................       6,801,000       8,205,000
                                                                --------------  --------------
    Net deferred tax assets...................................  $           --  $           --
                                                                --------------  --------------
                                                                --------------  --------------

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1995 will be allocated as an income tax benefit to be reported in the statement of operations.

    The valuation allowance for deferred tax assets as of January 1, 1994 was $4.2 million. The net change in the Company's total valuation allowance for the years ended December 31, 1994 and 1995 was an increase of $2.6 million and $1.4 million, respectively.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(7) INCOME TAXES (CONTINUED)
    At December 31, 1995, the Company had net operating loss and research credit
carryforwards   to  offset  future  income   for  federal  income  tax  purposes
approximately as follows:

                                                     NET OPERATING
                                                   LOSS CARRYFORWARD  NET OPERATING LOSS
                                                      FOR REGULAR      CARRYFORWARD FOR      RESEARCH
                                                      INCOME TAX      ALTERNATIVE MINIMUM     CREDIT
                                                       PURPOSES          TAX PURPOSES      CARRYFORWARD
                                                   -----------------  -------------------  ------------
Expiring
  2002...........................................   $            --     $            --     $    2,000
  2003...........................................                --                  --         14,000
  2004...........................................           159,000              90,000         18,000
  2005...........................................           292,000             273,000         20,000
  2006...........................................         1,377,000           1,385,000         48,000
  2007...........................................         1,141,000           1,321,000         49,000
  2008...........................................         3,132,000           3,425,000        335,000
  2009...........................................         9,493,000           9,492,000        317,000
  2010...........................................         2,832,000           2,939,000        150,000
                                                   -----------------  -------------------  ------------
                                                    $    18,426,000     $    18,925,000     $  953,000
                                                   -----------------  -------------------  ------------
                                                   -----------------  -------------------  ------------

    Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's net operating loss carryforward and research credit carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years.

(8) EMPLOYEE BENEFIT PLAN
    In October 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed annual limit ($9,240 in 1995) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company has not made any such contributions to date.

(9) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    A director of the Company is Vice President of Plexus Ventures, Inc. ("Plexus"). The Company had a consulting agreement with Plexus through December 31, 1995, whereunder Plexus assisted the Company with its effort to estalish a collaboration for Norcalcin in Europe. During the years ended December 31, 1994, and 1995, the Company paid fees to Plexus totaling $34,000 and $84,500, respectively. Plexus will earn an additional fee as payments are received from Amgen. Under the agreement the maximum additional fee is $500,000, but the Company and Plexus have agreed to negotiate in good faith for an increase in the maximum because of the non-European territory licensed to Amgen.

(10)ACCOUNTING STANDARDS NOT YET ADOPTED
    In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION ("FASB 123"). The

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       DECEMBER 31, 1993, 1994, AND 1995

(10)ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED (CONTINUED)
Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.

(11)SUBSEQUENT EVENTS
    On March 18, 1996, the Company entered into a development and license agreement with Amgen Inc. ("Amgen") to develop and commercialize Norcalcin-TM-and other compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen agreed to pay to the Company a $10.0 million non-refundable license fee, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. Amgen also agreed to purchase one million shares of the Company's common stock for $7.5 million. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights (excluding Japan, China, Korea and Taiwan). The agreement may be terminated by Amgen at any time.

    The Company received the $10.0 million license fee upon the signing of the definitive agreement in March 1996. It is anticipated that closing of the stock agreement and issuance of the shares will take place in March 1996. The pro forma balance sheet at December 31, 1995 reflects receipt from Amgen of the $10.0 million license fee and the issuance of the Common Stock for cash of $7.5 million.

(12)CONTINGENCY
    The Company is subject to federal, state and local environmental laws and regulations. It is the policy of the Company to comply with these laws and regulations. The Company has received a letter from the United States Environmental Protection Agency notifying the Company that it may have incurred a liability for two barrels of radioactive waste taken by a third party contractor to a hazardous and radioactivity waste storage treatment and disposal facility. The Company has verified that the two barrels containing the waste have been removed from the disposal facility and believes, based upon an inspection, that the barrels neither leaked nor were damaged. The Company has made no provision for any future liability for this contingency since any amount of potential liability is not reasonably estimable.