Form 10-Q
period 1996-06-30
NPS PHARMACEUTICALS INC
filed 1996-08-13
CIK 890465

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


            For the quarterly period ended June 30, 1996 or

      / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________________ to ________________

      Commission file number 0-23272




                           NPS PHARMACEUTICALS, INC.
            (Exact name of Registrant as Specified in Its Charter)

    Delaware                                            87-0439579
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

   420 Chipeta Way, Salt Lake City, Utah                  84108-1256
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

   (801) 583-4939
- --------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

      N/A
- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    x         No
           -------         -------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at June 30, 1996
                -----                            ----------------------------
    Common Stock $.001 par value                            11,720,268
    Preferred Stock $.001 par value                             -0-

                           NPS PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
PART I      Financial Information
            ---------------------

            Item 1   Financial Statements

                     Balance Sheets                                      3

                     Statements of Operations                            4

                     Statements of Cash Flows                            5

                     Note to Financial Statements                        7

            Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8


PART II     Other Information
            -----------------

            Item 6   Exhibits and Reports on Form 8-K

            (a)      Exhibits -- None

            (b)      Reports on Form 8-K -- None

SIGNATURES                                                              11

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                 Balance Sheets


                                                               June 30,         December 31,
Assets                                                           1996               1995
                                                             ------------      --------------
                                                              (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents                               $ 62,306,478      $    8,039,625
     Marketable investment securities                           8,920,078             300,000
     Accounts receivable                                          413,410              23,000
                                                             ------------      --------------
          Total current assets                                 71,639,966           8,362,625

Plant and equipment:
     Equipment                                                  2,503,851           2,272,006
     Leasehold improvements                                     1,846,850           1,635,189
                                                             ------------      --------------
                                                                4,350,701           3,907,195
     Less accumulated depreciation and amortization             2,081,551           1,711,551
                                                             ------------      --------------
          Net plant and equipment                               2,269,150           2,195,644

Other assets                                                       42,154              42,154
                                                             ------------      --------------
                                                             $ 73,951,270      $   10,600,423
                                                             ------------      --------------
                                                             ------------      --------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations
      under capital leases                                   $    157,952    $        435,230
     Current installments of long-term debt                       354,377             331,746
     Accounts payable                                             655,646           1,036,464
     Accrued expenses                                             147,053             139,714
     Deferred income                                              508,750             587,500
     Income tax payable                                           200,000              --
                                                             ------------      --------------
          Total current liabilities                             2,023,778           2,530,654

Obligations under capital leases, excluding
 current installments                                              57,217              53,761
Long-term debt, excluding current installments                    511,512             693,528
                                                             ------------      --------------
          Total liabilities                                     2,592,507           3,277,943

Stockholders' equity:
     Common stock                                                  11,720               7,073
     Additional paid-in capital                                84,082,418          28,067,130
     Deferred compensation                                       (106,708)           (234,458)
     Deficit accumulated during development stage             (12,628,667)        (20,517,265)
                                                             ------------      --------------
          Net stockholders' equity                             71,358,763           7,322,480
                                                             ------------      --------------
                                                             $ 73,951,270      $   10,600,423
                                                             ------------      --------------
                                                             ------------      --------------

                See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            Statements of Operations

                                                                                                             October 22,
                                                                                                                1986
                                                                                                              (inception)
                                         Three Months Ended June 30,        Six Months Ended June 30,          through
                                        ------------------------------    -----------------------------        June 30,
                                             1996             1995            1996             1995             1996
                                        ------------      -----------     ------------      -----------     -------------
Revenues from research
and license agreements                  $  1,410,625      $ 5,900,000     $ 15,865,937      $ 6,824,000     $  38,181,786

Operating expenses:
  Research and development                 2,642,285        1,639,705        5,818,186        3,547,509        36,178,376
  General and administrative               1,331,062        1,177,302        2,677,972        2,043,075        15,466,417
                                        ------------      -----------     ------------      -----------     -------------
    Total operating expenses               3,973,347        2,817,007        8,496,158        5,590,584        51,644,793

                                        ------------      -----------     ------------      -----------     -------------
    Operating income (loss)               (2,562,722)       3,082,993        7,369,779        1,233,416       (13,463,007)

Other income (expense):
  Interest income                            654,910          107,930          797,251          236,073         2,054,095
  Interest expense                           (32,421)         (25,377)         (78,432)         (50,761)         (554,145)
  Other                                           --               --               --               --            34,390
                                        ------------      -----------     ------------      -----------     -------------
    Total other income                       622,489           82,553          718,819          185,312         1,534,340

                                        ------------      -----------     ------------      -----------     -------------
    Income (loss) before taxes            (1,940,233)       3,165,546        8,088,598        1,418,728       (11,928,667)

    Income taxes                                  --          500,000          200,000          500,000           700,000
                                        ------------      -----------     ------------      -----------     -------------
    Net income (loss)                   $ (1,940,233)     $ 2,665,546     $  7,888,598      $   918,728     $ (12,628,667)
                                        ------------      -----------     ------------      -----------     -------------
                                        ------------      -----------     ------------      -----------     -------------

Net income (loss) per common
share -- primary                        $      (0.19)     $      0.39     $       0.79      $      0.13
                                        ------------      -----------     ------------      -----------
                                        ------------      -----------     ------------      -----------

Weighted average shares
outstanding -- primary                    10,447,000        6,854,100        9,964,400        6,830,300
                                        ------------      -----------     ------------      -----------
                                        ------------      -----------     ------------      -----------

                 See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                 (Unaudited)

                                                                       Six Months Ended June 30,         October 22, 1986
                                                                  ---------------------------------     (inception) through
                                                                       1996                1995            June 30, 1996
                                                                  -------------        ------------     -------------------
Cash flows from operating activities:
  Net income (loss)                                               $   7,888,598        $    918,728        $  (12,628,667)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                       370,000             340,000             2,783,028
    Gain on sale of equipment                                                --                  --               (28,720)
    Issuance of stock in lieu of cash for services                      319,400                  --               533,939
    Amortization of deferred compensation                               127,750             127,750               659,792
    Decrease (increase) in receivables                                 (390,410)         (4,356,498)             (413,410)
    Decrease (increase) in other assets                                      --             (30,427)              (45,754)
    Increase (decrease) in accounts payable and
     accrued expenses                                                  (373,479)           (247,406)              802,699
    Increase (decrease) in deferred income                              (78,750)                 --               508,750
    Increase (decrease) in taxes payable                                200,000                  --               200,000
                                                                  -------------        ------------        --------------
      Net cash provided by (used in) operating activities             8,063,109          (3,247,853)           (7,628,343)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities            (8,620,078)          3,392,135            (8,920,078)
  Acquisition of equipment and leasehold improvements                  (411,006)           (270,087)           (4,470,132)
  Proceeds from sale of equipment                                            --                  --             1,048,484
                                                                  -------------        ------------        --------------
      Net cash provided by (used in) investing activities            (9,031,084)          3,122,048           (12,341,726)

Cash flows from financing activities:
  Proceeds from note payable to bank                                         --                  --               123,855
  Proceeds from issuance of preferred stock                                  --                  --            17,581,416
  Proceeds from issuance of common stock                             55,700,535             126,046            65,512,283
  Proceeds from long-term debt                                               --           1,062,696             1,166,434
  Principal payments on note payable to bank                                 --                  --              (123,855)
  Principal payments under capital lease obligations                   (306,322)           (208,408)           (1,185,737)
  Principal payments on long-term debt                                 (159,385)                 --              (497,849)
  Repurchase of preferred stock                                              --                  --              (300,000)
                                                                  -------------        ------------        --------------
    Net cash provided by financing activities                        55,234,828             980,334            82,276,547
                                                                  -------------        ------------        --------------

Net increase in cash and cash equivalents                            54,266,853             854,529            62,306,478

Cash and cash equivalents at beginning of period                      8,039,625           5,931,082                    --
                                                                  -------------        ------------        --------------

Cash and cash equivalents at end of period                        $  62,306,478        $  6,785,611        $   62,306,478
                                                                  -------------        ------------        --------------
                                                                  -------------        ------------        --------------

            See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                 (Unaudited)

                                                                       Six Months Ended June 30,         October 22, 1986
                                                                  ---------------------------------     (inception) through
                                                                       1996                1995            June 30, 1996
                                                                  -------------        ------------     -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid for interest                                            $    78,432           $    25,377        $    554,145
Cash paid for taxes                                                        --                    --        $    500,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
 capital lease obligations                                             32,500                    --           1,400,906
Acquisition of leasehold improvements through
 incurrence of debt                                                        --                    --             197,304

                See accompanying note to financial statements.

                           NPS Pharmaceuticals, Inc.
                         (A Development Stage Company)

                         Note to Financial Statements
                                  (Unaudited)


(1)     BASIS OF PRESENTATION

        The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1995 which includes the audited financial statements and the notes thereto for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS QUARTERLY REPORT ON FROM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN.

        Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through June 30, 1996, of $12.6 million net of cumulative revenues from research and license agreements of $38.2 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research support payments from its licensees and collaborators, and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

        Revenues were $1.4 million for the second quarter of 1996 compared to $5.9 million for the second quarter of 1995 and $15.9 million for the six-month period of 1996 compared to $6.8 million for the same six-month period of 1995. The fluctuations were due to the timing of license fee and milestone payments from licensees. Revenues were lower in the second quarter of 1996 than the second quarter of 1995 because of a $5 million license fee from the Pharmaceutical Division of Kirin Brewery Company, Limited ("Kirin") in 1995. The increase in revenues in the six-month period of 1996 compared to the same period in 1995 was primarily due to the receipt by NPS of a $10 million license fee from Amgen Inc. ("Amgen") and a $3 million milestone payment from SmithKline Beecham Corporation ("SmithKline") in the first quarter of 1996. These license fee and milestone payments are non-recurring.

        Research and development expenses were $2.6 million compared to $1.6 million for the three months ended June 30, 1996 and 1995, respectively, and $5.8 million compared to $3.5 million for the six-month periods ended June 30, 1996 and 1995, respectively. The increases were primarily due to ongoing clinical trials for NPS R-568 (Norcalcin-TM-) in early 1996, increased expenditures for the preclinical development of NPS 1506, and the hiring of additional personnel. Although Amgen and Kirin have assumed responsibility for conducting and funding all future development costs of NPS R-568 under the Amgen Agreement and the Kirin Agreement in their respective territories, the Company's research and development expenses are expected to increase significantly in the future as NPS conducts clinical trials for other product candidates and as more research and development personnel are hired.

        General and administrative expenses increased to $1.3 million for the three months ended June 30, 1996, from $1.2 million in the comparable period of 1995, and to $2.7 million for the six months ended June 30, 1996, from $2.0 million in the comparable period of 1995. The increases were primarily due to costs incurred in finalizing the agreement with Amgen in March 1996 and costs associated with a follow-on offering of the Company' common stock which was completed in May 1996. The Company expects that general and administrative expenses will continue to increase in the future as a result of increased activity by the Company in business development, investor relations, and legal affairs, and as more personnel and facilities are needed to support research and development activities.

        Interest income increased to $655,000 and $797,000 for the three-month and six-month periods ended June 30, 1996, respectively, from $108,000 and $236,000 for the same periods in 1995 primarily due to higher average cash balances resulting from the net proceeds of the stock offering in May 1996 in which the Company sold 3.45 million shares of its common stock with net proceeds to the Company of approximately $48.4 million (includes proceeds from the exercise of the underwriters' over-allotment).

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30, 1996, the Company had recognized approximately $38.2 million of cumulative revenues from research and license agreements and approximately $84.1 million as consideration for the placement of equity securities. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $71.2 million at June 30, 1996.

        The Company receives quarterly payments under its agreements with Kirin and SmithKline to support the Company's research efforts in HPT and osteoporosis, respectively. The Kirin payments are currently $500,000 per quarter with total payments of up to $7 million over the five years of the research term of the Kirin Agreement. The SmithKline payments are estimated to be an aggregate of $3.9 million through the scheduled expiration of the agreement on October 31, 1996, of which $3.1 million had been earned as of June 30, 1996. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for certain costs which may be incurred by the Company in the development of Norcalcin in the Amgen territory, with such participation occurring under the direction of Amgen. The Company could receive additional payments of up to $56.0 million in the aggregate from Amgen, Kirin, and SmithKline upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its licensees (SmithKline, Kirin and Amgen) under their respective development contracts. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these support agreements may be terminated before the scheduled expiration date by the respective licensee. Therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

        Under its agreements with The Brigham and Women's Hospital, Inc., the Company is obligated to pay an aggregate of $810,000 to Brigham and Women's from February 1996 through February 1998, of which $265,000 had been paid by June 30, 1996. Additional payments may be required upon the accomplishment of certain research milestones by Brigham and Women's.

        As of June 30, 1996, the Company's net investment in leasehold improvements, equipment and furnishings was approximately $2.3 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of approximately $1.1 million as of June 30, 1996. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of the leasehold obligations.

        The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments from its licensees will be sufficient to enable it to maintain its current and planned operations through at least 1998. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS which may be derived from NPS's current research and development efforts and to perform research and development activities in additional areas. In addition, if Amgen terminates its agreement to develop and commercialize NPS R-568 in its territory, the Company may not have sufficient capital to complete the development and commercialization of Norcalcin in Amgen's territory.

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

CERTAIN BUSINESS RISKS

        The Company is currently in the early stage of product development. NPS R-568 is the only product candidate currently under development by the Company or its licensees that is in human clinical trials. All of the Company's remaining technologies are new and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. In addition, because the Company has granted exclusive development, commercialization and marketing rights to its licensees in the fields of hyperparathyroidism and osteoporosis, the success of its existing hyperparathyroidism and osteoporosis programs is entirely dependent upon the efforts of its licensees. All public releases of project status, updates and other information generated under the license agreements are entirely in the control of the licensees.

        Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the Company's dependence on key personnel and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC filings, including the Company's report on Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 1996                      NPS PHARMACEUTICALS, INC.



                                          By:   /s/ James U. Jensen
                                              ------------------------------
                                                James U. Jensen
                                                Vice President, Corporate
                                                Development and
                                                Legal Affairs
                                                (Executive Officer)



                                          By:   /s/ Robert K. Merrell
                                              ------------------------------
                                                Robert K. Merrell
                                                Vice President, Finance,
                                                Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)