Form 10-Q
period 1996-09-30
NPS PHARMACEUTICALS INC
filed 1996-11-14
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q



(Mark One)

  / X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended September 30, 1996 or

  /   /     Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period from ________________ to ______________

    Commission file number 0-23272

                                NPS PHARMACEUTICALS, INC.
              (Exact name of Registrant as Specified in Its Charter)

       DELAWARE                                      87-0439579
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

    420 CHIPETA WAY, SALT LAKE CITY, UTAH                  84108-1256
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

    (801) 583-4939
-------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

    N/A
-------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X       No
         ------         ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at September 30, 1996
            -----                       ---------------------------------
    Common Stock $.001 par value                  11,800,629
    Preferred Stock $.001 par value                   -0-

                              NPS PHARMACEUTICALS, INC.

                                  TABLE OF CONTENTS

                                                          Page No.
                                                          --------
PART I   FINANCIAL INFORMATION

         Item 1  Financial Statements

                 Balance Sheets                                3

                 Statement of Operations                       4

                 Statement of Cash Flows                       5

                 Notes to Financial Statements                 7

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    8

PART II  OTHER INFORMATION

         Item 6    Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None

SIGNATURES                                                    11

                              NPS PHARMACEUTICALS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET



                                                  September 30,      December 31,
Assets                                                1996               1995
                                                  -------------      ------------
                                                   (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents                    $  60,567,414      $  8,039,625
     Marketable investment securities                 9,327,796           300,000
     Accounts receivable                                197,305            23,000
                                                  -------------      ------------
          Total current assets                       70,092,515         8,362,625

Plant and equipment:
     Equipment                                        2,849,114         2,272,006
     Leasehold improvements                           1,864,759         1,635,189
                                                  -------------      ------------
                                                      4,713,873         3,907,195
     Less accumulated depreciation and
        amortization                                  2,291,551         1,711,551
                                                  -------------      ------------
          Net plant and equipment                     2,422,322         2,195,644

Other assets                                             39,854            42,154
                                                  -------------      ------------
                                                  $  72,554,691      $ 10,600,423
                                                  -------------      ------------
                                                  -------------      ------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under
       capital leases                             $      84,771      $    435,230
     Current installments of long-term debt             365,691           331,746
     Accounts payable                                   524,252         1,036,464
     Accrued expenses                                   253,437           139,714
     Deferred income                                    633,438           587,500
     Income tax payable                                 200,000               -
                                                  -------------      ------------
          Total current liabilities                   2,061,589         2,530,654

Obligations under capital leases, excluding
  current installments                                   43,423            53,761
Long-term debt, excluding current installments          415,943           693,528
                                                  -------------      ------------
          Total liabilities                           2,520,955         3,277,943

Stockholders' equity:
     Common stock                                        11,793             7,073
     Additional paid-in capital                      84,114,443        28,067,130
     Deferred compensation                              (42,833)         (234,458)
     Deficit accumulated during development
       stage                                        (14,049,667)      (20,517,265)
                                                  -------------      ------------
          Net stockholders' equity                   70,033,736         7,322,480
                                                  -------------      ------------
                                                  $  72,554,691     $  10,600,423
                                                  -------------      ------------
                                                  -------------      ------------

                 See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                               Statements of Operations

                                                                                                         October 22,
                                                                                                            1986
                                                                                                         (inception)
                                   Three Months Ended September 30,   Nine Months Ended September 30,      through
                                   --------------------------------   -------------------------------    September 30,
                                         1996             1995             1996             1995             1996
                                   -------------     ------------     -------------      -----------     -------------
Revenues from research
and license agreements              $  1,330,768     $  1,355,194     $  17,196,705      $ 8,179,194     $  39,512,554

Operating expenses:
  Research and development             2,414,393        2,392,216         8,232,579        5,939,725        38,592,769
  General and administrative           1,246,247          824,702         3,924,219        2,867,777        16,712,664
                                   -------------     ------------     -------------      -----------     -------------
    Total operating expenses           3,660,640        3,216,918        12,156,798        8,807,502        55,305,433
                                   -------------     ------------     -------------      -----------     -------------
    Operating income (loss)           (2,329,872)      (1,861,724)        5,039,907         (628,308)      (15,792,879)

Other income (expense):
  Interest income                        939,954          123,068         1,737,205          359,141         2,994,049
  Interest expense                       (31,082)         (54,652)         (109,514)        (105,413)         (585,227)
  Other                                        -                -                 -                -            34,390
                                   -------------     ------------     -------------      -----------     -------------
    Total other income                   908,872           68,416         1,627,691          253,728         2,443,212
                                   -------------     ------------     -------------      -----------     -------------
    Income (loss) before taxes        (1,421,000)      (1,793,308)        6,667,598         (374,580)      (13,349,667)

    Income taxes                               -                            200,000          500,000           700,000
                                   -------------     ------------     -------------      -----------     -------------
    Net income (loss)              $  (1,421,000)    $ (1,793,308)     $  6,467,598       $ (874,580)     $(14,049,667)
                                   -------------     ------------     -------------      -----------     -------------
                                   -------------     ------------     -------------      -----------     -------------

Net income (loss) per common
share - primary                    $       (0.12)    $      (0.26)     $       0.59       $    (0.13)
                                   -------------     ------------     -------------      -----------
                                   -------------     ------------     -------------      -----------

Weighted average shares
outstanding - primary                 11,765,600        6,966,600        10,896,800        6,876,200
                                   -------------     ------------     -------------      -----------
                                   -------------     ------------     -------------      -----------

                See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                               Statements of Cash Flows
                                     (Unaudited)


                                                        Nine Months Ended September 30,      October 22, 1986
                                                        -------------------------------    (inception) through
                                                              1996              1995        September 30, 1996
                                                        -------------      ------------    -------------------
Cash flows from operating activities:
  Net income (loss)                                      $  6,467,598      $  (874,580)      $  (14,049,667)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                             580,000          505,000            2,993,028
    Gain on sale of equipment                                       -                -              (28,720)
    Issuance of stock in lieu of cash for services            319,400                -              533,939
    Amortization of deferred compensation                     191,625          191,625              723,667
    Decrease (increase) in receivables                       (174,305)         163,716             (197,305)
    Decrease (increase) in other assets                         2,300           23,698              (43,454)
    Increase (decrease) in accounts payable and
      accrued expenses                                       (398,489)        (167,218)             777,689
    Increase (decrease) in deferred income                     45,938          500,000              633,438
    Increase (decrease) in taxes payable                      200,000                -              200,000
                                                        -------------      ------------      --------------
      Net cash provided by (used in) operating activities   7,234,067          342,241           (8,457,385)

Cash flows from investing activities:
  Net purchase of marketable investment  securities        (9,027,796)       3,392,135           (9,327,796)
  Acquisition of equipment and leasehold improvements        (774,178)        (310,436)          (4,833,304)
  Proceeds from sale of equipment                                   -                -            1,048,484
                                                        -------------      ------------      --------------
    Net cash provided by (used in) investing activities    (9,801,974)       3,081,699          (13,112,616)

Cash flows from financing activities:
  Proceeds from note payable to bank                                -                -              123,855
  Proceeds from issuance of preferred stock                         -                -           17,581,416
  Proceeds from issuance of common stock                   55,732,633          190,495           65,544,381
  Proceeds from long-term debt                                      -        1,115,290            1,166,434
  Principal payments on note payable to bank                        -                -             (123,855)
  Principal payments under capital lease obligations         (393,297)        (315,287)          (1,272,712)
  Principal payments on long-term debt                       (243,640)         (67,846)            (582,104)
  Repurchase of preferred stock                                     -                -             (300,000)
                                                        -------------      ------------      --------------
    Net cash provided by financing activities              55,095,696          922,652           82,137,415
                                                        -------------      ------------      --------------

Net increase in cash and cash equivalents                  52,527,789        4,346,592           60,567,414

Cash and cash equivalents at beginning of period            8,039,625        5,931,082                    -
                                                        -------------      ------------      --------------

Cash and cash equivalents at end of period              $  60,567,414    $  10,277,674         $ 60,567,414
                                                        -------------      ------------      --------------
                                                        -------------      ------------      --------------


                  See accompanying note to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                               Statements of Cash Flows
                                     (Unaudited)


                                                           Nine Months Ended June 30,        October 22, 1986
                                                        -------------------------------    (inception) through
                                                              1996              1995        September 30, 1996
                                                        -------------      ------------    -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                    $  109,514         $  31,311          $  585,227
Cash paid for taxes                                                -                 -          $  500,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                   32,500            62,945           1,400,906
Acquisition of leasehold improvements through
  incurrence of debt                                               -                 -             197,304


                   See accompanying note to financial statements.

                              NPS Pharmaceuticals, Inc.
                            (A Development Stage Company)

                             Note to Financial Statements
                                     (Unaudited)


(1) Basis of Presentation

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1995 which includes the audited financial statements and the notes thereto for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FROM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 UNDER THE HEADING "RISK FACTORS".

OVERVIEW

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through September 30, 1996, of $14.0 million net of cumulative revenues from research and license agreements of $39.5 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research support payments from its licensees and collaborators, and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, to complete development of its proposed products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

    Revenues were $1.3 million for the three-month period ended September 30, 1996, compared to $1.4 million for the three-month period ended September 30, 1995 and $17.2 million for the nine-month period ended September 30, 1996, compared to $8.2 million for the same nine-month period of 1995. The increase in revenues in the nine-month period of 1996 compared to the same period in 1995 was primarily due to the receipt by NPS of a license fee from Amgen Inc. ("Amgen") and a milestone payment from SmithKline Beecham Corporation ("SmithKline") in the first quarter of 1996. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future.

    Research and development expenses were $2.4 million in both three-month periods ended September 30, 1996 and 1995, and $8.2 million compared to $5.9 million for the nine-month periods ended September 30, 1996 and 1995, respectively. The increase in the current nine-month period was primarily due to ongoing clinical trials for NPS R-568 in early 1996, increased expenditures for the preclinical development of NPS 1506, and the hiring of additional personnel. The Company's research and development expenses are expected to increase significantly in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology from third-party institutions, and hires more research and development personnel.

    General and administrative expenses increased to $1.2 million for the three-month period ended September 30, 1996, from $825,000 in the comparable period of 1995, and to $3.9 million for the nine-month period ended September 30, 1996, from $2.9 million in the comparable period of 1995. The increases were primarily due to the hiring of additional personnel in the areas of business development, investor relations, and legal affairs during 1996, costs incurred in finalizing the agreement with Amgen in March 1996 and costs associated with a follow-on offering of the Company's common stock which was completed in May 1996. The Company expects that general and administrative expenses will continue to increase in the future as more personnel and facilities are needed to support research and development activities.

    Interest income increased to $940,000 and $1.7 million for the three-month and nine-month periods ended September 30, 1996, respectively, from $123,000 and $359,000 for the same periods in 1995. The increases were primarily due to higher average cash balances resulting from the net proceeds of the stock offering in May 1996 in which the Company sold 3.45 million shares of its common stock with net proceeds to the Company of approximately $48.4 million (includes proceeds from the exercise of the underwriters' over-allotment).

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30, 1996, the Company had recognized approximately $39.5 million of cumulative revenues from research and license agreements and approximately $84.1 million as consideration for the placement of equity securities. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $69.9 million at September 30, 1996.

    The Company receives quarterly payments under its agreements with Kirin and SmithKline to support the Company's research efforts in HPT and osteoporosis, respectively. The Kirin payments are currently $500,000 per quarter with total potential payments of up to $7 million over the five years of the research term of the Kirin Agreement. The scheduled expiration date of the SmithKline agreement has been extended for an additional year to October 31, 1997, and NPS expects to receive approximately $500,000 per quarter from SmithKline. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for certain costs which may be incurred by the Company in the development of NPS R-568 for primary hyperparathyroidism in the Amgen territory, with such participation occurring under the direction of Amgen. The Company could receive additional payments of up to $56.0 million in the aggregate from Amgen, Kirin, and SmithKline upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its licensees (SmithKline, Kirin and Amgen) under their respective development contracts. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these support agreements may be terminated before the scheduled expiration date by the respective licensee. Therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

    The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to third-party institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 1996, the Company had a total commitment of approximately $700,000 for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

    As of September 30, 1996, the Company's net investment in leasehold improvements, equipment and furnishings was approximately $2.4 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of approximately $910,000 as of September 30, 1996. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of the obligations.

    The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments from its licensees will be sufficient to enable it to maintain its current and planned operations through at least 1998. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS which may be derived from NPS's current research and development efforts and to perform research and development activities in additional areas. In addition, if Amgen terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a drug for hyperparathyroidism in Amgen's territory.

    NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company also intends to seek additional funding through collaborations and licensing agreements and the Company may seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

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

    Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the Company's dependence on key personnel and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in the forward-looking statements is contained in the Company's SEC filings, including the Company's annual report on Form 10-K for the year ended December 31, 1995.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    November 6, 1996         NPS PHARMACEUTICALS, INC.



                                  By:       /S/ James U. Jensen
                                      ----------------------------------------
                                       James U. Jensen
                                       Vice President, Corporate Development
                                       and Legal Affairs
                                       (Executive Officer)



                                  By:       /S/ Robert K. Merrell
                                      ----------------------------------------
                                        Robert K. Merrell
                                        Vice President, Finance, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)