Form 10-K405
period 1996-12-31
NPS PHARMACEUTICALS INC
filed 1997-03-31
CIK 890465

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-23272

                            ------------------------

                           NPS PHARMACEUTICALS, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                 87-0439579
 (State or other jurisdiction    (I.R.S. Employer
     of incorporation or          Identification
        organization)                  No.)

  420 CHIPETA WAY, SALT LAKE        84108-1256
          CITY, UTAH
    (Address of principal           (Zip Code)
      executive offices)
                 (801) 583-4939
 (Registrant's telephone number, including area
                      code)

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001
                                                            Par Value

                                                            Preferred Stock
                                                            Purchase Rights

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

    The approximate aggregate market value of the Common Stock held by nonaffiliates of the Registrant was $118,992,467 as of March 3, 1997, based upon the closing price of $11.00 for the shares of the Company's Common Stock reported on The Nasdaq Stock Market.(1)

    The number of shares of Common Stock outstanding as of March 3, 1997 was 11,880,865.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III--Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 20, 1997, which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated herein.

------------------------

(1) Excludes 1,063,368 shares of Common Stock held by directors and officers as of March 3, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED, WITHOUT LIMITATION, BY USE OF THE WORDS "ESTIMATE," "PROJECT," "INTEND" AND "EXPECT" AND SIMILAR EXPRESSIONS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF SUCH RISKS, SEE "BUSINESS--RISK FACTORS," AS WELL AS OTHER PARTS OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE UPDATES OR REVISIONS TO THESE STATEMENTS.

                                     PART I

ITEM 1   BUSINESS.

GENERAL

    NPS Pharmaceuticals is engaged in the discovery and development of orally-active, small molecule drugs that target selected biological targets, including cell surface receptors and ion channels. The Company's most advanced development program involves the development of a small molecule drug for the treatment of hyperparathyroidism ("HPT"). The HPT program arose from the Company's pioneering work on a new class of cell surface receptors which detect levels of extracellular calcium involved in numerous bodily functions. The Company is also applying its calcium receptor technology to the development of therapies for osteoporosis. The Company's other main programs involve the development of orally-active, small molecule drugs which have neuroprotectant properties and target certain calcium channels in order to provide treatments for stroke and head trauma. Additionally, the Company is pursuing several discovery programs which are extensions of its discoveries in calcium receptors and ion channels.

    NPS has established in the field of HPT a research collaboration and license arrangement with the Pharmaceutical Division of Kirin Brewery Company, Limited ("Kirin") and a development and license arrangement with Amgen Inc. ("Amgen"). With regards to the field of osteoporosis, the Company has established a research collaboration and license arrangement with SmithKline Beecham Corporation ("SmithKline Beecham"). Kirin, SmithKline Beecham and Amgen are referred to herein as the "Licensees." The Licensees are responsible for all costs of product development in their respective territories and fields. As part of these arrangements, the Licensees have paid to NPS an aggregate of $21.0 million in non-refundable license fees and Amgen and an affiliate of SmithKline Beecham have also purchased $14.5 million of the Company's Common Stock. In addition, the Licensees have made or have agreed to make up to an aggregate of $56.0 million in milestone payments, of which $2.0 million has been paid to the Company through December 31, 1996 under the Kirin agreement and $3.0 million has been paid to the Company through December 31, 1996 under the SmithKline Beecham agreement. SmithKline Beecham and Kirin are also obligated to pay research and development support payments to the Company. Approximately $7.9 million has been paid to the Company through December 31, 1996. Each of the Licensees is obligated to pay royalties to NPS on any product sales. See "Risk Factors--Dependence on Collaborative Research and License Relationships" and "Business--Collaborative Research and License Agreements."

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

    Prior to entering into the arrangements with Kirin and Amgen, the Company had initiated and conducted four clinical trials of the Company's lead drug candidate NPS R-568 in the United States. Under the Amgen agreement, Amgen acquired full authority and assumed full responsibility for the further development and commercialization of a drug for HPT. Amgen has informed the Company that it has commenced a Phase II clinical trial in the United States on NPS R-568 and is continuing to develop its clinical strategy for the development of a drug to treat HPT. Effective June 30, 1995, Kirin acquired full authority and assumed full responsibility for the development of a drug for HPT in Japan, China (including Hong Kong), North and South Korea and Taiwan. Kirin commenced a Phase I clinical trial of NPS R-568 in Japan in October 1996. NPS is working with Amgen and Kirin to discover, identify and characterize back-up and second generation compounds for the treatment of HPT. There can be no assurance that the clinical trials will proceed as indicated or that NPS R-568 will prove safe and effective, meet applicable regulatory standards or be successfully marketed or that suitable back-ups or later generation compounds will be identified or that if identified any such back-up or later generation compound will prove safe and effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Early Stage of Product Development;" and --"Dependence on Collaborative Research and License Relationships."

    In conjunction with SmithKline Beecham, NPS is also applying its calcium receptor technology to the development of orally-active therapeutics for the treatment of osteoporosis. Osteoporosis is an age-related disorder affecting more than 200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Among the elderly in particular, osteoporosis is a major cause of morbidity and mortality. The Company is pursuing two approaches for the treatment of osteoporosis, stimulation of bone formation and suppression of bone resorption. Most osteoporosis patients are first diagnosed only after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone loss, but that also builds new bone, would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, research efforts are being conducted by NPS concurrently on both approaches to osteoporosis. In January 1996, the Company received a milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program. In October 1996, the term of research support obligation of SmithKline Beecham was extended for an additional year.

    The Company is developing a new class of orally-active compounds which modulate certain calcium channels for neuroprotection in stroke and head trauma. The influx of calcium through glutamate receptor-operated calcium channels has been linked to a number of neurological disorders, including nerve cell death following stroke and head trauma. The Company's proprietary compounds antagonize the NMDA (N-methyl-D-aspartate) subtype of glutamate receptor-operated calcium channels ("NMDA receptor-operated calcium channels"), thereby reducing the influx of calcium. The Company believes that these compounds work through a novel mechanism and exhibit potentially advantageous pharmacological properties. These compounds demonstrated neuroprotectant activity in preclinical animal models of stroke and head trauma. The Company has designated one of these compounds, NPS 1506, for preclinical development and expects to file an Investigational New Drug Application ("IND") and begin clinical trials in the United States by June 30, 1997.

    The Company is actively engaged in several discovery programs which seek to identify molecular targets for the development of new drugs. Among these, the Company believes it has made significant discoveries with regard to novel forms of metabotropic glutamate receptors ("mGluRs"), and has identified small molecules active at these receptors. The Company believes that drugs acting at specific mGluRs may provide relevant therapies for a number of neurological disorders.

PRODUCT DEVELOPMENT PROGRAMS

    The Company's primary product development programs are centered around its calcium receptor technology. Clinical development of orally-active compounds that target calcium receptors as drug therapies for HPT is being advanced by Kirin, NPS's collaborator and licensee for Japan, China (including Hong Kong), Taiwan, North Korea, and South Korea and by Amgen for the rest-of-the world. Together with SmithKline Beecham, the Company is pursuing orally-active compounds targeting calcium receptors as drug therapies for osteoporosis. The Company is also pursuing orally-active compounds that target NMDA receptor-operated calcium channels as neuroprotectants to reduce neurological damage associated with stroke or head trauma.

    Calcium levels in the blood are tightly regulated. The Company's calcium receptor technology represents a novel method of regulating circulating calcium levels. Calcium receptors are the basis of a newly discovered mechanism by which certain cells detect and respond to small changes in the level of extracellular calcium. One key role of calcium receptors is to regulate secretion of PTH and calcitonin, two hormones which play opposing roles in bone and mineral metabolism. The Company believes that manipulation of PTH and calcitonin levels could be beneficial in the treatment of various disorders, such as HPT and osteoporosis. The Company has utilized its expertise in certain functional screening technologies and its proprietary recombinant cell lines to discover and develop orally-active compounds which can directly manipulate the circulating levels of PTH and calcitonin by modulating the activities of calcium receptors. Compounds which mimic or potentiate the effect of extracellular calcium at calcium receptors are referred to as "calcimimetics" (agonists) while those which block the effect of calcium at such receptors are referred to as "calcilytics" (antagonists).

    NMDA receptor-operated calcium channels play critical roles in normal excitatory neurotransmission and are also recognized for their major role in events which lead to much of the neurological damage associated with stroke and with head trauma. Several pharmaceutical companies have recognized the potential of NMDA receptor-operated calcium channels as molecular targets for the development of drugs to treat neurological disorders and have identified various lead compounds. Such work is all the more challenging because NMDA receptor-operated calcium channels are also the site of action of phencyclidine ("PCP"; angel dust), and most compounds which target NMDA receptor-operated calcium channels exhibit undesirable PCP-like side effects such as inducing symptoms of psychosis. The Company has utilized its expertise in certain functional screening technologies to discover and develop orally-active compounds which antagonize NMDA receptor-channels by binding to a novel site, distinct from the PCP binding site. The Company's compounds have not exhibited PCP-like effects in a variety of IN VITRO and IN VIVO studies in animals intended to identify PCP-like effects.

    The following chart summarizes the Company's product development programs:

     DEVELOPMENT PROGRAM             MOLECULAR TARGET              COMPOUND/STATUS             COMMERCIAL RIGHTS
------------------------------  ---------------------------  ---------------------------  ---------------------------
HYPERPARATHYROIDISM (1)
  Primary HPT                   Parathyroid calcium          NPS R-568/Phase II (2)       Amgen, Kirin
                                  receptor                     Evaluating back-ups
                                                               Searching for later
                                                               generation compounds

  Secondary HPT                 Parathyroid calcium          NPS R-568/Phase II (2)       Amgen, Kirin
                                  receptor                     Evaluating back-ups
                                                               Searching for later
                                                               generation compounds

OSTEOPOROSIS
  Stimulation of bone           Parathyroid calcium          Preclinical Research (3)     SmithKline Beecham/ NPS (4)
    formation                     receptor

  Suppression of bone           C-cell calcium               Preclinical Research         SmithKline Beecham/ NPS (4)
    resorption                    receptors

NEUROPROTECTION
  Stroke, Head Trauma           NMDA receptor-operated       NPS 1506/Preclinical         NPS
                                  calcium channel              Research for stroke

------------------------

(1) Amgen and Kirin have assumed full authority and responsibility for development and commercialization of NPS R-568, back-ups and later generation compounds. The Company continues to work with Amgen and Kirin on identification of back-ups and later generation compounds.

(2) See "Business--Hyperparathyroidism Program--Status of Clinical Trials."

(3) "Preclinical Research" refers to one or more active compounds or series of related active compounds which have met predetermined activity criteria in various IN VITRO and/or IN VIVO models. More extensive evaluation of the lead compounds is undertaken to determine if they have the requisite properties to enter preclinical development.

(4) NPS has certain co-promotion rights in the United States. See
    "Business--Collaborative Research and License Agreements--SmithKline Beecham Corporation."

HYPERPARATHYROIDISM PROGRAM

    OVERVIEW. HPT is a growing medical concern. It is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of PTH. PTH acts in the kidney and on bone to elevate the levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression and cognitive dysfunction. Approximately 100,000 new patients are diagnosed with primary HPT in the United States each year. There are currently no pharmaceutical therapies for the treatment of primary HPT. Surgical removal of the affected parathyroid gland(s) from the neck region is presently the only effective treatment.

    Secondary HPT results from other disease states and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss, bone pain, and chronic, severe itching. Studies have also shown that secondary HPT develops early in the course of renal failure, before patients start dialysis. Current treatments for secondary HPT involve drug therapy with phosphate binders and/or calcitriol. The Company believes that these therapies have certain disadvantages. For example, phosphate binders are not well tolerated by many people and calcitriol often leads to hypercalcemia and hyperphosphatemia which can exacerbate the underlying disease. In severe cases, surgery may be required to remove all or some of the parathyroid glands.

    The results of the Company's research and preclinical and clinical trials have led the Company to believe that calcimimetic compounds (calcium receptor agonists) could prove to be effective in treating both types of HPT. NPS is no longer conducting clinical trials in this field. Amgen and Kirin are now conducting further clinical trials to confirm this conclusion. PTH secretion is normally regulated by changes in the circulating level of calcium. Increased levels of circulating calcium activate the parathyroid cell calcium receptor, which then suppresses the secretion of PTH. In HPT, however, PTH levels remain elevated. NPS R-568 is a calcimimetic compound which activates the calcium receptor on parathyroid cells, thereby reducing the secretion of PTH. The Company has entered into agreements with Amgen and Kirin relating to the development and commercialization of calcimimetic compounds for HPT. See "Business-- Collaborative Research and License Agreements."

                                   [PICTURE]

    IN HPT, EXCESS PTH TRIGGERS CHANGES IN BONE AND IN THE KIDNEY, THEREBY INCREASING THE LEVEL OF CALCIUM IN THE BLOOD.

    CALCIMIMETIC DRUGS, SUCH AS NPS R-568, ACTIVATE CALCIUM RECEPTORS LEADING TO SUPPRESSION OF PTH SECRETION. IN PATIENTS WITH HPT, CALCIMIMETIC DRUGS ARE EXPECTED TO AMELIORATE SYMPTOMS CAUSED BY EXCESS PTH AND HIGH CALCIUM LEVELS.

    DEVELOPMENT STATUS. Prior to entering into the respective agreements with Amgen and Kirin, the Company had commenced clinical trials of NPS R-568 in the United States. These included two Phase I safety and tolerance studies, a multi-site, Phase I/II study in women with mild, primary HPT and a pilot Phase I/II study in kidney dialysis patients with secondary HPT. Kirin has initiated (beginning in October 1996) clinical trials for NPS R-568 in Japan. Amgen informed the Company that it began a Phase II trial for NPS R-568 in dialysis patients in 1996. NPS is actively working with Amgen and Kirin, to discover, identify and characterize back-up and second generation compounds. Each compound which might be considered by Amgen and Kirin is subject to the same contractual provisions governing development and is subject to the same royalty and milestone obligations as NPS R-568. There can be no assurance that clinical trials will proceed as indicated or that NPS R-568 or any other compound will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors--Early Stage of Product Development" and --"Dependence on Collaborative Research and License Relationships."

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

    Current drugs approved for the treatment of osteoporosis include estrogen, injectable calcitonin, and alendronate (a bisphosphonate). These drugs are anti-resorptives and act to suppress bone resorption. The Company believes that each of these therapies presents one or more disadvantages. For example, use of estrogen is believed to be associated with increased risk of breast cancer, calcitonin is expensive and cannot currently be administered orally and bisphosphonates have been associated with side effects such as gastrointestinal distress. In contrast, anabolic agents stimulate new bone formation. While no anabolic agents are currently available for the treatment of osteoporosis, the FDA's Endocrinologic and Metabolic Drugs Advisory Committee has recently recommended that slow- release fluoride, an anabolic agent, be approved for the treatment of osteoporosis in postmenopausal patients who have suffered a fracture.

    Most osteoporosis patients are first diagnosed after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone resorption but also builds new bone would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, research efforts are being conducted by NPS concurrently on both stimulation of bone formation and suppression of bone resorption. Both of these approaches are focused on the development of orally-active molecules that are particularly suitable for long-term therapy.

    BONE FORMATION. NPS's primary approach to the treatment of osteoporosis is currently focused on calcilytic compounds (calcium receptor antagonists) which, in contrast to calcimimetic compounds, stimulate secretion of PTH. The Company believes that this novel approach, which is intended to manipulate the body's own PTH reserves, could provide an effective anabolic therapy for osteoporosis, stimulating new bone formation to replace bone which has already been lost to the disease.

    While chronically high levels of PTH are known to cause bone loss as in HPT, PTH levels fluctuate daily and this is thought to play a key role in regulating the normal balance between bone resorption and bone formation. Recent studies in animals and in humans have shown that frequent (usually daily) injections of exogenous PTH sufficient to cause a transient increase in circulating PTH levels result in significant stimulation of new bone formation. Several published animal studies have evaluated the structural integrity of the newly formed bone and have found that the increases in bone mass achieved with

PTH injections are accompanied by improvements in biomechanical strength and in certain indices of bone structure thought to be related to biomechanical strength.

    Although the anabolic effects of PTH on bone were first noted over 60 years ago, evaluation of the therapeutic potential of PTH treatment has only recently begun. Because of its potential as an effective anabolic therapy for osteoporosis, certain other companies are currently conducting clinical trials of injectable PTH or PTH analogs for osteoporosis. However, PTH is currently expensive to manufacture and cannot be administered orally. The Company believes that orally-administered, calcilytic drugs acting on the parathyroid cell calcium receptor to increase PTH release from the body's own PTH reserves could provide a cost-effective means of intermittently increasing PTH levels and could lead to greater patient compliance and therefore greater acceptance.

                                   [PICTURE]

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

    SUPPRESSION OF BONE RESORPTION. Bone resorption is the function of specialized bone cells called osteoclasts. NPS is pursuing new anti-resorptive therapies which involve calcimimetic drugs acting indirectly on osteoclasts via C-cells of the thyroid. The Company believes that orally-active calcimimetic drugs could provide cost-effective alternatives to current anti-resorptive drugs and could potentially lead to greater patient compliance.

    C-cells of the thyroid secrete the hormone, calcitonin. Osteoclasts are known to possess cell membrane receptors for calcitonin. Activation of these receptors by calcitonin suppresses osteoclastic bone resorption. Studies in animals and in humans have shown that repetitive injections of calcitonin (usually daily) are effective at inhibiting bone resorption, and injectable calcitonin is currently used in some countries as a therapy for osteoporosis. The Company's novel approach is to develop orally-active drugs which can be used to manipulate the body's own internal reserves of calcitonin in order to achieve a similar effect.

    NPS and its collaborators at The Brigham and Women's Hospital, Inc. ("Brigham and Women's") have confirmed that calcium receptors are present on C-cells of the thyroid and that activation of C-cell calcium receptors induces calcitonin secretion. In animal studies, the Company has demonstrated that oral administration of calcimimetic compounds stimulates secretion of calcitonin and can lead to increased circulating calcitonin levels. Further IN VIVO studies are necessary to determine if this approach will result in a significant decrease in bone resorption.

                                   [PICTURE]

CALCIMIMETIC DRUGS THAT ACTIVATE C-CELL CALCIUM RECEPTORS INCREASE CALCITONIN LEVELS IN THE BLOOD. CALCITONIN ACTS DIRECTLY ON OSTEOCLAST CALCITONIN RECEPTORS TO SUPPRESS BONE RESORPTION ACTIVITY. CALCIMIMETIC DRUGS ACTING ON A DISTINCT OSTEOCLAST CALCIUM RECEPTOR THAT NPS IS WORKING TO IDENTIFY WOULD MIMIC THE EFFECT OF EXTRACELLULAR CALCIUM, DIRECTLY SUPPRESSING BONE RESORPTION ACTIVITY.

    PRECLINICAL RESEARCH STATUS. In January 1996, the Company received the first milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program. Medicinal chemistry efforts are being applied at NPS and SmithKline Beecham to various lead compounds with the goal of identifying clinical development candidates. NPS has produced a cell line that expresses the human parathyroid and C-cell calcium receptor and serves as a proprietary tool for the high-throughput screening of compounds to identify new drug candidates. The Company continues to screen SmithKline Beecham and NPS compound libraries and to discover, identify and characterize additional compounds with calcilytic or calcimimetic activity. There can be no assurance that lead compounds will be identified as proprietary clinical development candidates, that preclinical and clinical trials will proceed as indicated or that such candidates will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors--Early Stage of Product Development."

NEUROPROTECTION PROGRAM--NPS 1506

    OVERVIEW. Stroke is the third leading cause of death in the United States, with over 500,000 cases reported each year. In stroke, a blood vessel becomes blocked, leading to inadequate blood supply (ischemia) to the brain. While many stroke victims survive, approximately 100,000 to 150,000 per year are left severely and permanently disabled by nerve damage resulting from stroke. Much of this damage occurs within the first 24 to 48 hours after the incident and is caused in part by the excessive release of glutamate and the resultant influx of calcium into nerve cells. Published research in animals has shown that much of this damage can be prevented by blocking the influx of calcium into cells, especially the influx which results from the activation of NMDA receptor-channels. Calcium influx resulting from the activation of NMDA receptor-channels also appears to cause neuronal damage associated with head trauma. Approximately two million traumatic brain injuries occur each year in the United States, with 25% of such injuries requiring hospitalization and about one percent resulting in death.

    Certain medical procedures are associated with an increased risk of stroke. For example, strokes occur in three to seven percent of coronary artery bypass, carotid endarterectomy and heart valve replacement surgeries. Mild to severe central nervous system dysfunction occurs in up to 80% of such procedures. This is thought to result from multiple micro-strokes caused by the release into the circulation of numerous tiny blood clots. The Company believes that it might be possible to lessen the severity of neuronal damage and cognitive impairment occurring as a result of such procedures by prophylactic treatment with certain of the Company's neuroprotective compounds.

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

    PRECLINICAL DEVELOPMENT STATUS. Systemic administration of the Company's proprietary class of lead compounds, particularly NPS 1506, has demonstrated significant neuroprotectant activity in certain animal models of ischemic stroke and head trauma. In these animal studies, significant neuroprotectant activity was still observed when administration of the compound was delayed for two hours following the ischemic event. In addition, the Company's compounds have not exhibited PCP-like effects in a variety of in vitro and in vivo animal studies intended to identify PCP-like effects. The Company plans to file an IND and begin human clinical Phase I trials before June 30, 1997. There can be no assurance that NPS 1506 or any of the other lead compounds will enter clinical development, will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors--Early Stage of Product Development."

DISCOVERY PROGRAMS

    The Company is actively engaged in several other discovery programs which seek to identify new molecular targets for the development of new drugs. These discovery programs are extensions of the Company's discoveries in calcium receptors and ion channels.

METABOTROPIC GLUTAMATE RECEPTORS

    Metabotropic glutamate receptors ("mGluRs") are structurally distinct from glutamate receptor-operated calcium channels like the NMDA receptor-operated calcium channel and are related in structure to the parathyroid cell calcium receptor. The Company believes that its experience in the discovery and development of drug candidates which act at calcium receptors provides the Company with certain advantages in the mGluR field. mGluRs are involved in the regulation of a number of important brain functions, and the Company believes that drugs which target specific mGluRs may be useful in treating various neurological disorders, including neurodegenerative disorders such as Alzheimer's disease, cognitive dysfunction, anxiety and certain psychiatric disorders.

    NPS scientists have discovered proprietary small molecules which are active at mGluRs. In addition, NPS scientists have cloned a novel mGluR and have developed proprietary assays and cell lines for use in the Company's mGluR program. The Company's compounds have substantially different structures than existing compounds active at mGluRs which the Company believes could allow them to reach the brain more efficiently. Medicinal chemistry efforts with these lead compounds are ongoing at the Company.

ADDITIONAL CALCIUM RECEPTOR THERAPEUTICS

    The Company is actively pursuing drug candidates which target calcium receptors in distinct tissues for the treatment of several disorders. In the kidney, for example, NPS and its collaborators have shown that calcium receptors are abundantly expressed in certain cells which regulate the excretion and reabsorption of calcium, magnesium and certain electrolytes. Calcium receptors are also expressed in cells that regulate excretion and reabsorption of water in the kidney. The Company believes that these calcium receptors participate in the regulation of mineral, electrolyte and fluid balance in the body and that drugs which target calcium receptors in the kidney may provide therapies for abnormal states of ion and water retention. Such abnormal states occur in congestive heart failure, for example, and in nephrolithiasis (kidney stone formation).

INORGANIC ION RECEPTORS

    The Company believes that calcium receptors are representative of a new and important class of cell surface receptors, receptors that are able to detect and respond to changes in the concentration of inorganic ions such as sodium, chloride, potassium and phosphate. It has been known for some time that many different tissues respond to changes in the level of such ions. For example, Vitamin D synthesis and certain critical kidney functions are regulated in part by changes in circulating phosphate ion concentrations. Similarly, certain functions of the adrenal gland are affected by changes in potassium levels, and the maintenance of fluid concentrations by the brain may depend on the activation of sodium receptors. Therapeutic agents that act directly on receptors for other ions could provide effective treatments for many disease states. As a result, inorganic ion receptors are attractive targets for the development of novel therapeutic agents. The Company's scientists and its collaborators are actively engaged in research to clone new inorganic ion receptors, to determine their roles in human physiology and disease, and to discover new drug candidates which act selectively on such inorganic ion receptors.

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

DRUG DISCOVERY TECHNOLOGIES

    The Company's approach to the discovery of novel drugs is to identify new drug targets and to identify small molecules which modulate the activities of these targets (or of previously identified targets) in ways that provide unique and effective therapies. NPS has pioneered the use of various whole cell and tissue functional screens in its drug discovery programs. The Company believes that its functional screens substantially enhance its abilities to discover new receptors and ion channels and new drug candidates which modulate the activities of specific receptors or ion channels through novel mechanisms. Functional screens were of critical importance, for example, in the Company's discovery of calcimimetic compounds that modulate calcium receptor function.

    The Company also utilizes a unique library of invertebrate venoms. These venoms are isolated from a wide variety of species of spiders, scorpions, centipedes, parasitic wasps and other invertebrates collected from around the world. Lead molecules from this library have been useful in the discovery phases of many of the Company's programs. Examples include the first-generation, small molecule Araxin ("arachnid toxin") compounds which identified a novel site on NMDA receptor-channels, peptide leads being used in the Company's ion channel discovery efforts, and early calcium receptor agonist leads.

COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS

    NPS is pursuing research and product development both on an independent basis and in collaboration with others. NPS currently has collaborative research and/or license agreements with Amgen, Kirin, SmithKline Beecham, Brigham and Women's, the State University of New York at Buffalo, the University of Texas in Galveston and several other academic institutions. See "Risk Factors--Dependence on Collaborative Relationships."

AMGEN INC.

    In March 1996, the Company entered into a development and license agreement with Amgen effective December 1995 (the "Amgen Agreement") which grants Amgen the exclusive right to develop and commercialize a drug for the treatment of HPT (and other indications other than osteoporosis) worldwide excluding Japan, China, North and South Korea and Taiwan (the "Kirin Territory"). The license includes NPS R-568 and certain other compounds. Under the terms of the Amgen Agreement, NPS may receive from Amgen up to an aggregate of $43.5 million in license fee, equity purchases and milestone payments plus royalties from any future product sales in exchange for exclusive rights to develop, manufacture and sell compounds for the treatment of HPT worldwide, excluding the Kirin Territory. Amgen has assumed full control, authority and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of NPS R-568 and certain related compounds worldwide, other than in the Kirin Territory ("Amgen Territory") including conducting clinical trials and making regulatory submissions. Amgen has paid NPS an initial non-refundable license fee of $10.0 million and purchased one million shares of Common Stock at the price of the Company's Common Stock in November 1995 when the Amgen Agreement was negotiated for an aggregate purchase price of $7.5 million. The balance of the $43.5 million includes up to $26.0 million payable to NPS upon the achievement of specific development milestones. NPS has the option to participate with Amgen, under the direction of Amgen, in the clinical development of a drug for primary HPT. Amgen is required to reimburse NPS for such participation which is limited to a total cost of $400,000 per year for a maximum time period of five years. Amgen may terminate the Amgen Agreement for any reason upon 90 days written notice. Termination of the Amgen Agreement will result in the reversion to NPS of its technology, patent and commercialization rights in the Amgen Territory. There can be no assurance that Amgen will not terminate the Amgen Agreement. In the event of termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize NPS R-568 and other HPT compounds. NPS is actively working with Amgen and Kirin to discover, identify and characterize back-up and second generation compounds. See "Risk Factors--Dependence on Collaborative Research and License Relationships."

KIRIN BREWERY COMPANY, LIMITED

    In June 1995, the Company entered into a five-year collaborative research and license agreement with Kirin (the "Kirin Agreement") to develop and commercialize the Company's NPS R-568 and other compounds for the treatment of HPT in the Kirin Territory. Under the terms of the Kirin Agreement, NPS may receive from Kirin up to an aggregate of $25.0 million in license fee, research support and milestone payments plus royalties from any future product sales in exchange for exclusive rights to develop, manufacture and sell NPS R-568 and certain other compounds for the treatment of HPT in the Kirin Territory. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in the Kirin Territory. Kirin has paid NPS an initial, non-refundable license fee of $5.0 million and committed to make $7.0 million in research payments for research concerning NPS R-568 and back-up and second generation compounds over five years. The Kirin research support payments are $500,000 per quarter through June 1997 and $250,000 per quarter over the remaining three years. The remaining $13.0 million is payable to NPS upon achievement of specific development milestones in the United States and the Kirin Territory. In October 1996, the Company received its first milestone payment from Kirin in the amount of $2.0 million for the start of clinical trials in Japan. Kirin is required to pay all costs of developing and commercializing products within the Kirin Territory and will pay royalties to NPS on any product sales. NPS is actively working with Kirin and Amgen to discover, identify and characterize back-up and second generation compounds. Kirin may terminate the Kirin Agreement for any reason upon 90 days written notice. Termination of the Kirin Agreement will result in Amgen receiving worldwide rights to develop and commercialize NPS R-568 and other HPT compounds. There can be no assurance that Kirin will not terminate the Kirin Agreement. See "Risk Factors--Dependence on Collaborative Research and License Relationships."

SMITHKLINE BEECHAM CORPORATION

    In November 1993, NPS entered into a three-year collaborative research and license agreement with SmithKline Beecham (the "SmithKline Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders. Under the SmithKline Agreement, SmithKline Beecham has the exclusive license to develop and market worldwide any calcium receptor-active compounds developed under the SmithKline Agreement that are useful for treating osteoporosis and other bone metabolism disorders, excluding HPT. In addition, SmithKline Beecham has a six-month right of first negotiation of a research and license agreement with NPS with respect to any compounds relating to osteoporosis not covered under the SmithKline Agreement. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. NPS has the right to co-promote with SmithKline Beecham any resulting products in the United States. In 1992, S.R. One, an affiliate of SmithKline Beecham, purchased $2.0 million of the Company's Preferred Stock. In 1993, at the time NPS entered into the SmithKline Agreement, S.R. One purchased an additional $7.0 million in equity of the Company and it acquired $495,000 of Common Stock in the Company's initial public offering. All of the Preferred Stock was converted into Common Stock upon the closing of the Company's initial public offering.

    Under the terms of the SmithKline Agreement, in addition to the $7.0 million equity purchase, SmithKline Beecham paid the Company a $6.0 million non-refundable license fee and agreed to make additional payments to the Company upon the achievement of specific milestones. A $3.0 million milestone payment was made in January 1996. In July 1995 the Company began receiving payments from SmithKline Beecham to support the Company's research efforts and has recognized $4.3 million through 1996. In October 1996, the research term of the SmithKline Agreement was extended for an additional one year period through October 1997. Research support payments are expected to be approximately $475,000 per quarter through October 1997. NPS is entitled to royalties on sales of products for osteoporosis and other bone metabolism disorders developed by SmithKline Beecham under the SmithKline Agreement and a share of the profits from any co-promotion of such products. The SmithKline Agreement may be terminated by SmithKline Beecham upon 30 days written notice, with NPS having the right to extend the SmithKline Agreement for an additional period of time, provided that drug marketing has commenced. Funded research under the SmithKline Agreement will terminate in October 1997. Under certain circumstances, NPS has the right to terminate the SmithKline Agreement after October 1997. Termination of the SmithKline Agreement will result in reversion to NPS of its technology, commercialization and patent rights in the licensed field of osteoporosis and other bone and mineral disorders as well as all additional technology developed in the course of the collaboration. There can be no assurance that SmithKline Beecham will not terminate the SmithKline Agreement or that funded research will be extended upon its termination in October 1997. See "Risk Factors--Dependence on Collaborative Research and License Relationships."

THE BRIGHAM AND WOMEN'S HOSPITAL, INC.

    In February 1993, NPS entered into two agreements with Brigham and Women's, a sponsored collaborative research agreement (the "Brigham Research Agreement") and a patent license agreement (the "Brigham License Agreement"). Brigham and Women's, an affiliate of Harvard University Medical School, is a leading research group in the area of calcium receptors. During the three-year period from February 1993 through January 1996, NPS paid license fees and made research support and milestone payments to Brigham and Women's totaling approximately $1.0 million. In February 1996, the Company reached an agreement with Brigham and Women's to extend the Brigham Research Agreement. This agreement was further amended effective March 1, 1997, to update the amount of research support payments to be made by NPS for the final year of the agreement. Under the terms of the extension, NPS has agreed to continue funding research on calcium receptors and other inorganic ion receptors at Brigham and Women's through February 1998. The extended Brigham Research Agreement, as amended, calls for NPS to make research support and advance royalty payments of $645,000 to Brigham and Women's during the period from February 1996 through February 1998. Of this, $430,000 has been paid through 1996. The Brigham License Agreement grants NPS an exclusive license to calcium receptor and inorganic ion receptor technology arising under the Brigham Research Agreement. The Brigham Research Agreement also grants NPS a right of first negotiation for exclusive license rights to any other patentable subject matter arising out of the sponsored research. NPS also has agreed to pay Brigham and Women's a royalty on sales of any products covered by an issued patent under the Brigham License Agreement and to promote sales of any licensed products for HPT for which the Company receives regulatory approval.

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

    The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. In addition, no assurance can be given that, even if published, the Company is aware of all such literature. Accordingly, the Company cannot be certain that the named inventors were the first to invent or that the Company is the first to pursue patent coverage for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's pending patent applications, if issued, would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, could require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology. Additionally, many of the Company's foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in such published patent applications can be complex, costly and uncertain. See "Risk Factors--Uncertainty of Protection of Patents and Proprietary Technology."

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

    In connection with certain research in the field of calcium and other ion receptors, NPS has sponsored research by various university and government laboratories. For example, the Company has executed a license agreement and a research agreement regarding research in the area of calcium and other ion receptors with Brigham and Women's. See "Collaborative Research and Licensing Agreements--The Brigham and Women's Hospital, Inc."

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

    NPS has no manufacturing facilities. Under the Amgen, Kirin and SmithKline Agreements, each of such Licensee's is responsible for the manufacture of the applicable product. The Company relies on other manufacturers to produce its proprietary compounds for research and development activities and in sufficient quantities for preclinical and clinical purposes. The proposed pharmaceutical products under development by the Company have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities to make them commercially viable. If the Company were unable to contract for sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing schedule would be delayed. Such delay might postpone the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a materially adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to Good Manufacturing Practices (cGMP) regulations enforced by the FDA through its facilities inspection program.

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

    Preclinical studies include the laboratory evaluation of IN VITRO pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to cGMP, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will usually become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

    Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

    Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to: (i) determine the efficacy of the drug for specific, targeted indications; (ii) determine dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing, including NPS R-568. Furthermore, the Company, its collaborators, Licensees or the FDA may suspend clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk. See "Risk Factors--Government Regulation; No Assurance of Regulatory Approval."

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

    Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. See "Risk Factors--Government Regulation; No Assurance of Regulatory Approval."

    In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. See "Risk Factors--Risk of Product Liability; Use of Hazardous Materials."

    Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

COMPETITION

    NPS and its Licensees are pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, and could render the Company's products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas, including the fields of HPT, osteoporosis, neuroprotection and neurological disorders. Many of the Company's competitors have substantially greater financial, technical, marketing and personnel resources than the Company. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment for certain diseases, such as HPT, will prove to be superior to existing or newly discovered approaches to the treatment of those diseases. See "Risk Factors--Rapid Technological Change; Intense Competition."

ENVIRONMENTAL LIABILITY

    On November 29, 1995, the Company received a letter from the EPA notifying the Company that it may have incurred liability under section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for two barrels of radioactive waste taken by a third party contractor to a hazardous and radioactive waste storage, treatment and disposal facility in Denver, Colorado. Upon the EPA's request, the Company has identified the waste and has verified that the barrels containing the waste have been removed from the Denver, Colorado facility. Removal of wastes from the facility and remediation of soil and groundwater at this site is currently underway. The ultimate cost of removal and remediation actions and the length of time for such actions are difficult to estimate. Based upon its inspection of the site, the Company is of the belief that the barrels containing the waste disposed of by the Company were neither leaking nor damaged. Although the Company was a small contributor to the site and the Company believes that there are a number of other financially responsible contributors, there can be no assurance that the Company will not be held liable for all or a portion of the cleanup cost or any other costs or damages associated with this disposal site. See "Risk Factors--Risk of Product Liability; Use of Hazardous Materials."

EMPLOYEES

    As of December 31, 1996, NPS employed 90 individuals full-time, 21 of whom hold Ph.D. or M.D. degrees and 19 of whom hold other advanced degrees. Approximately 62 full-time employees are engaged in research and development activities, including a variety of disciplines within the areas of molecular biology, pharmacology, medicinal chemistry, computer sciences and clinical development. Approximately 28 full-time employees are employed in finance, legal and regulatory affairs, market research, corporate development and general administrative activities. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, NPS augments its full-time staff through consulting arrangements with experienced scientists and managers. The Company's anticipated growth and expansion will require the hiring of additional management, research and development, and administrative personnel.

RISK FACTORS

    EARLY STAGE OF PRODUCT DEVELOPMENT. The Company was founded in 1986, and has not completed development of any drugs and does not expect that any drugs resulting from its or its Licensees' research and development efforts will be commercially available for several years, if at all. NPS R-568 is the only product candidate currently in clinical development by the Company and its Licensees. Clinical trials in humans are necessary to determine whether or not a compound will be a safe, commercially attractive or effective drug. Results obtained in preclinical trials are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing. All product candidates developed by the Company or its Licensees, including NPS R-568, will require extensive research, development and preclinical and clinical testing prior to submission of any regulatory application, as well as a lengthy regulatory approval process. Preclinical and clinical testing of safety and efficacy takes several years and the time required to commercialize new drugs cannot be predicted with accuracy. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its Licensees, and have a materially adverse effect on the Company's operations. There can be no assurance that the Company's current product candidates, including NPS R-568, or any future product candidates, will advance to clinical trials, prove safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost or be successfully marketed. Also, there can be no assurance that a pharmacological method for the treatment of diseases targeted by the Company, including HPT, will prove to be superior to non-pharmacological treatments.

    DEPENDENCE ON COLLABORATIVE RESEARCH AND LICENSE RELATIONSHIPS. The Company's strategy for the development, clinical testing and manufacturing and commercialization of certain of its product candidates and the research and development of new product candidates includes entering into various research, development and license agreements with corporate partners, licensees and others. The Company has entered into a license agreement with Amgen pursuant to which Amgen has assumed full control of the development and commercialization of a compound for the treatment of HPT in its territory, a collaborative research and license agreement with Kirin for the development of a compound for the treatment of HPT in Kirin's Territory and a collaborative research and license agreement with SmithKline Beecham for research and development in osteoporosis. The Licensees each have received from NPS certain exclusive rights to commercialize products developed under their respective agreements, have paid license fees to NPS and have committed to make milestone payments to NPS upon achievement of specified goals. The Licensees have agreed to fund the research or development efforts in HPT and osteoporosis, conduct human clinical testing of lead compounds, prepare and file submissions for regulatory approval and pay royalties on any resulting products. Because the Company has granted exclusive development, commercialization and marketing rights to the Licensees in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is dependent upon the efforts of the Licensees. There can be no assurance that the Licensees will perform their obligations under their respective agreements, that they will successfully develop or proceed to market any products under these agreements, or that the Company will ever receive any royalties or milestone or research support payments under these agreements, any of which could have a material adverse effect on the business of the Company. Furthermore, there can be no assurance that business conflicts will not arise between the Licensees over rights to existing compounds or future compounds with respect to certain indications. The Company's collaborative research and license agreements, including the agreements with the Licensees, generally provide that they may be terminated under a variety of circumstances upon prior written notice. If any of the Licensees terminates or breaches its agreement, such termination or breach may have a material adverse effect on the Company's operations. Furthermore, there can be no assurance that present or future collaborators will not pursue existing or alternative technologies in preference to treatments being developed in collaboration with the Company.

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

    LACK OF PRODUCT SALES; HISTORY OF OPERATING LOSSES. Substantially all of the Company's revenues to date have come from collaborative research and license agreements with the Licensees. Aside from the incidental revenues from the sale of research chemicals, no revenues have been generated from product sales. Other working capital has come from equity and debt financings. NPS has incurred cumulative losses through December 31, 1996 of $14.4 million, net of cumulative revenues from research and license agreements of $42.7 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability depends in part upon its Licensees' ability to complete development of NPS R-568 and identify and develop back-up and later generation compounds, the Company's ability to develop, alone or with others, other product candidates, obtain required regulatory approvals and manufacture and successfully market such products, of which there can be no assurance. As such, there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

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

    RAPID TECHNOLOGICAL CHANGE; INTENSE COMPETITION. NPS is pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners and licensees. Such success could render the Company's products obsolete or non-competitive and have a material adverse effect on the Company. Competition in the pharmaceutical and biotechnology industry is intense and is expected to continue to increase. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas, including the fields of HPT, osteoporosis, neuroprotection and neurological disorders. Many of the Company's competitors have substantially greater financial, technical, marketing and personnel resources than the Company as well as considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

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

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. The Company has incurred negative cash flows from operations since its inception. Substantial expenditures will be required to enable NPS to conduct existing and planned preclinical studies and clinical trials, to manufacture or to have manufactured and to market products from current research and development efforts, and to continue research and development activities. The Company anticipates that its existing capital resources, including research and development support payments from existing collaborations will be sufficient to enable it to maintain its current and planned operations through at least 1999. However, the Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements and license arrangements, the establishment of additional collaborative and license arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. If Amgen terminates its agreement to develop NPS R-568 or other calcimimetic compounds in the Amgen Territory, the Company may not have the resources necessary to complete the development and commercialization of NPS R-568 in the Amgen Territory.

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

    HEALTH CARE LEGISLATION/UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. While NPS cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business, the pendency of such proposals could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a material adverse effect on the Company in general.

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

    RISK OF PRODUCT LIABILITY. The testing, marketing and sale of human therapeutic products entail significant risks. If the Company succeeds in developing products under its product development programs, use of such products in clinical trials and the sale of such products following regulatory approval may expose the Company to liability claims allegedly resulting from use of such products. These claims might be made directly by consumers or others. NPS has obtained limited product liability insurance coverage for its human clinical trials. There can be no assurance that NPS will be able to maintain such insurance or obtain similar insurance for any of its future clinical trials or that coverage will be in sufficient amount to protect against damages for liability that could have a material adverse effect on NPS. There can also be no assurance that NPS will be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company against damages for liability that could have a material adverse effect on the Company. The agreements with the Licensees each provide for certain indemnification against such claims, but there can be no assurance that any claim arising from products sold by a collaborative partner or licensee would not also include claims directly against NPS or that any such claim would be indemnifiable under such agreement.

    USE OF HAZARDOUS MATERIALS. The Company's research and development activities involve the controlled use of hazardous materials, radioactive compounds and other chemicals. The Company is required to comply with complex local, state and federal regulations involving the use, storage and handling of these materials and may incur certain costs in complying therewith. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, the possibility of unintended non-compliance with such regulations or the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

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

    ANTITAKEOVER EFFECTS OF SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law could also discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company as well as adversely affecting the voting power of the holders of Common Stock, including the loss of voting control to others. In addition, the Board of Directors has adopted a Rights Agreement (commonly known as a "poison pill") which may have the effect of delaying or preventing a change in control.

    ABSENCE OF DIVIDENDS. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 2   PROPERTIES.

    NPS currently occupies approximately 45,000 square feet of leased laboratory, support and administrative space in the University of Utah Research Park. The Company pays approximately $700,000 annually under its facilities lease. The lease on these facilities expires in September 1999. The Company anticipates that it will need to acquire additional space in order to meet its needs over the next three years. The Company believes that it will be able to acquire additional space on commercially reasonable terms.

ITEM 3   LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to the stockholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company and their ages are as follows as of December 31, 1996:

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Hunter Jackson, Ph.D................          46   Chief Executive Officer, President and Chairman of the Board
N. Patricia Freston, Ph.D. (1)......          57   Vice President, Human Resources
James U. Jensen, J.D................          52   Vice President, Corporate Development and Legal Affairs, Secretary
                                                    and Director
Thomas B. Marriott, Ph.D............          48   Vice President, Development Research
Robert K. Merrell...................          41   Vice President, Finance, Chief Financial Officer and Treasurer
Edward F. Nemeth, Ph.D..............          44   Vice President, Research
Douglas Reed, M.D...................          43   Vice President, Business Development

------------------------

(1) Dr. Freston joined the Company in March 1997.

    HUNTER JACKSON, PH.D., has been Chief Executive Officer and Chairman of the Board since founding the Company in 1986. He was appointed to the additional position of President in January 1994. Prior to founding the Company, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a B.A. in English from the University of Illinois and a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

    N. PATRICIA FRESTON, PH.D., has been Vice President, Human Resources since March 1997. From 1980 to February 1997, she served as Manager of Personnel Services, Questar Corporation, a public integrated energy company. From 1977 to 1980, Dr. Freston was Assistant Director of Training for Mountain Fuel Supply, a subsidiary of Questar. From 1971 to 1977, she was Director of Academic Programming for the Division of Continuing Education, University of Utah. Dr. Freston received a B.A. in English from Weber State University, a M.A. in English from Utah State University, an M.S. in Education from the University of Texas and a Ph.D. in Industrial Psychology from the University of Utah.

    JAMES U. JENSEN, J.D., has been Vice President, Corporate Development and Legal Affairs and Secretary since August 1991. He has been Secretary and a director of the Company since 1987. From 1986 to July 1991, he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C. (or its predecessor firm) concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as chief financial officer of Cericor, a software company, and from 1983 to July 1985, as its outside general counsel. From 1980 to 1983, he served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes Inc. He serves as a director of Wasatch Funds, Inc., a registered investment company, and of Interwest Home Medical, Inc., a public home use medical equipment distributor. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. from Columbia University.

    THOMAS B. MARRIOTT, PH.D., has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 until 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with responsibility for planning, initiating and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for INDs and NDAs. In this position, he participated in the preparation of several INDs and NDAs with responsibility for preparing or supervising the preparation of the IND preclinical drug metabolism section and the NDA preclinical and clinical metabolism and biopharmaceutics sections, and was responsible for integrating the pharmacology, toxicology and clinical sections of INDs and NDAs. He received a B.S. in Chemistry from Carleton College and a Ph.D. in Chemistry from the Institute of Molecular Biology at the University of Oregon.

    ROBERT K. MERRELL has been Vice President, Finance, Chief Financial Officer and Treasurer since January 1995 and previously was Director of Finance and Administration and Treasurer from December 1993 to December 1994. He joined the Company as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG Peat Marwick LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received a B.A. in Accounting from the University of Utah and an M.M. from Kellogg Graduate School of Management at Northwestern University.

    EDWARD F. NEMETH, PH.D., has been Vice President, Research since January 1994. He joined the Company as Director of Pharmacology in March 1990. From 1986 until joining the Company, Dr. Nemeth was an Assistant Professor in the Department of Physiology and Biophysics at Case Western Reserve University School of Medicine. He holds a B.A. in Chemistry and Psychology from Lawrence University and a Ph.D. in Pharmacology from Yale University.

    DOUGLAS REED, M.D., has been Vice President, Business Development since April 1996. He also served on the Board of Directors of the Company from 1992 to 1996. From May 1989 to 1996, Dr. Reed was a Vice President of S.R. One, a venture capital firm. From 1985 to 1987, he was Assistant Professor at Yale University School of Medicine. Dr. Reed received an M.D. from the University of Missouri and an M.B.A. from the Wharton school at the University of Pennsylvania.

                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company completed its initial public offering on May 26, 1994. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NPSP." The following table sets forth the quarterly high and low closing sales prices for the Company's Common Stock for each quarter in the two most recent fiscal years as reported by the Nasdaq National Market:

                                                                             HIGH        LOW
                                                                           ---------  ---------
1995
  First Quarter..........................................................  $    4.25  $    3.25
  Second Quarter.........................................................       5.00       2.88
  Third Quarter..........................................................       8.75       4.50
  Fourth Quarter.........................................................      18.50       6.13
1996
  First Quarter..........................................................  $   16.50  $   12.50
  Second Quarter.........................................................      16.75      11.75
  Third Quarter..........................................................      14.25       9.75
  Fourth Quarter.........................................................     11.625       9.75

    On December 31, 1996, there were approximately 1,200 beneficial holders of record of the Company's Common Stock.

    The Company has never declared or paid dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On March 18, 1996, the Company sold 1 million shares of Common Stock, par value $.001 to Amgen for an aggregate purchase price of $7.5 million in reliance on Section 4(2) of the Securities Act of 1933. The offer of such shares was made solely to Amgen, a sophisticated investor, and was made as part of the terms of a development and license agreement between the parties.

ITEM 6   SELECTED FINANCIAL DATA.

    The selected financial data presented below for each fiscal year in the five-year period ended December 31, 1996 and the period from October 22, 1986 (inception) through December 31, 1996 have been derived from the Company's financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified by reference to such Financial Statements and Notes thereto. The Company is considered a development stage company as described in Note 1 of Notes to Financial Statements.

                                                                                                  OCTOBER 22, 1986
                                                          YEAR ENDED DECEMBER 31,                    (INCEPTION)
                                           -----------------------------------------------------       THROUGH
                                             1992       1993       1994       1995       1996     DECEMBER 31, 1996
                                           ---------  ---------  ---------  ---------  ---------  -----------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenues from research and license
    agreements...........................  $   1,259  $     868  $   3,861  $   9,562  $  20,342     $    42,658
  Operating expenses:
    Research and development.............      2,722      6,021      7,765      8,727     10,959          41,319
    General and administrative...........      1,283      2,004      3,122      3,975      5,478          18,267
                                           ---------  ---------  ---------  ---------  ---------        --------
      Total operating expenses...........      4,005      8,025     10,887     12,702     16,437          59,586
                                           ---------  ---------  ---------  ---------  ---------        --------
      Operating income (loss)............     (2,746)    (7,157)    (7,026)    (3,140)     3,905         (16,928)
  Other income (expense), net............        139         (2)       270        322      2,550           3,365
                                           ---------  ---------  ---------  ---------  ---------        --------
  Income (loss) before income tax
    expense..............................     (2,607)    (7,159)    (6,756)    (2,818)     6,455         (13,563)
  Income tax expense.....................     --         --         --            500        350             850
                                           ---------  ---------  ---------  ---------  ---------        --------
  Net income (loss)......................  $  (2,607) $  (7,159) $  (6,756) $  (3,318) $   6,105     $   (14,413)
  Net income (loss) per share (1)........  $    (.95) $   (1.91) $   (1.13) $    (.48) $     .55
                                           ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding
  (1)....................................      2,746      3,751      5,977      6,924     11,086

                                                                               DECEMBER 31,
                                                         ---------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                         ---------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents............................  $   6,779  $    6,414  $    9,323  $    8,340  $   68,962
  Working capital......................................      6,363       5,839       8,104       5,832      67,413
  Total assets.........................................      8,101      12,599      12,084      10,600      72,160
  Long-term portion of capital leases and long-term
    debt...............................................        473         830         440         747         327
  Deficit accumulated during development stage.........     (3,284)    (10,443)    (17,199)    (20,517)    (14,413)
  Stockholders' equity.................................      7,081       7,011      10,165       7,322      69,870

------------------------

(1) See Note 1 of Notes to Financial Statements for information concerning the computation of net income (loss) per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the results of operations and financial condition of NPS should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through December 31, 1996 of $14.4 million, net of cumulative revenues from collaborative research and license agreements of $42.7 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its Licensees and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its Licensees, to complete development of its products, to obtain required regulatory approvals and to manufacture and market such products, of which matters there can be no assurance.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

    Substantially all of the Company's revenues of $3.9 million, $9.6 million and $20.3 million in 1994, 1995 and 1996, respectively, were derived from research and license agreements. The Company recognized $3.6 million in 1994, $3.4 million in 1995 and $5.7 million in 1996 under the terms of the SmithKline Agreement, $6.0 million in 1995 and $4.0 million in 1996 under the terms of the Kirin Agreement and $10.6 million in 1996 under the terms of the Amgen Agreement. These revenues were derived from a combination of one-time license fees, milestone payments and research and development support payments and are not indicative of future revenue under these agreements. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under these agreements.

    Research and development expenses increased from $7.8 million in 1994 to $8.7 million in 1995 and to $11.0 million in 1996. The increases in research and development expenses were principally due to the conduct of increasingly expensive clinical trials for NPS R-568 in 1994, 1995 and early 1996, preclinical development of NPS 1506 in 1996 and the hiring of additional personnel. Research and development expenses are expected to increase significantly in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology from academic or research institutions and hires more research and development personnel.

    General and administrative expenses increased from $3.1 million in 1994 to $4.0 million in 1995 and to $5.5 million in 1996. The increase in 1995 was primarily due to costs incurred for advisory services in connection with the consummation of the Amgen and Kirin agreements, and the increased costs associated with operating a public company for a full year. The increase in 1996 was primarily due to hiring of additional personnel in the areas of business development, investor relations and legal affairs and costs associated with a follow-on offering of the Company's stock which was completed in May 1996. The Company expects that general and administrative expenses will continue to increase in the future as more personnel and facilities are needed to support research and development activities.

    Interest income increased from $398,000 in 1994 and $480,000 in 1995 to $2.7 million in 1996 primarily due to higher average cash balances resulting from the net proceeds of the follow-on offering of stock in May 1996. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

    Income tax expense of $500,000 in 1995 and $200,000 in 1996 resulted from a 10% Japanese tax withheld on the license fee and milestone payment by Kirin. Future license, milestone and royalty payments from Kirin will be subject to the same 10% tax. In addition, U.S. alternative minimum tax of $150,000 was incurred on net income in 1996.

    As of December 31, 1996, the Company had a federal income tax net operating loss carryforward of approximately $11.0 million and a federal income tax research credit carryforward of approximately $1.2 million. The Company's ability to utilize these operating loss and research credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of December 31, 1996, the Company had recognized approximately $42.7 million of cumulative revenues from research and license agreements and approximately $84.3 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash and cash equivalents which totaled approximately $69.0 million at December 31, 1996.

    The Company receives quarterly payments under its agreements with Kirin and SmithKline Beecham to support the Company's research efforts in HPT and osteoporosis, respectively. The Kirin payments are $500,000 per quarter through June 30, 1997 and $250,000 per quarter thereafter through the remaining three years of the research term of the Kirin Agreement. The scheduled expiration date of the SmithKline Beecham agreement is October 31, 1997 and NPS expects to receive approximately $475,000 per quarter in 1997 through that date from SmithKline Beecham. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for costs incurred by the Company for designation of NPS personnel to be available to participate in the development of a compound for primary HPT in the Amgen Territory, with such participation occurring under the direction of Amgen.

    The Company could receive additional payments of up to $51.0 million in the aggregate from Amgen, Kirin and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its Licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these Licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before the scheduled expiration date by the respective Licensee. Therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

    The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic or research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 1996, the Company had a total commitment of approximately $1.1 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

    As of December 31, 1996, the Company's net investment in leasehold improvements, equipment and furnishings was approximately $2.2 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of approximately $1.5 million as of December 31, 1996. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

    The Company anticipates that its existing capital resources, including interest earned thereon and expected research development support payments from its Licensees will be sufficient to enable it to maintain its current and planned operations through at least 1999. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS which may be derived from current research and development efforts and perform research and development activities in additional areas. In addition, if Amgen terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a drug for HPT in Amgen Territory.

    NPS may need to raise substantial additional funds to support its long-term product development and commercialization programs. The Company intends to seek additional funding through collaborations and licensing agreements and the Company may seek additional funding through public or private financing. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's Financial Statements and notes thereto appear on pages F-1 to F-24 of this Form 10-K Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain of the information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 20, 1997, under the caption "Election of Directors," and is incorporated by reference herein. For information regarding executive officers, See Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11   EXECUTIVE COMPENSATION.

    Certain of the information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 20, 1997, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 20, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 20, 1997, under the caption "Certain Transactions," and is incorporated by reference herein.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. INDEX TO FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT AUDITORS. The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                     -----------
Index to Financial Statements......................................................................         F-1
Report of KPMG Peat Marwick LLP, Independent Auditors..............................................         F-2
Balance Sheets.....................................................................................         F-3
Statements of Operations...........................................................................         F-4
Statements of Stockholders' Equity.................................................................         F-5
Statements of Cash Flows...........................................................................        F-12
Notes to Financial Statements......................................................................        F-14

    2. INDEX TO FINANCIAL STATEMENTS SCHEDULES. There are no Financial Statements Schedules included because they are either not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3. EXHIBITS.

EXHIBIT
NUMBER
--------------
3.1**           Amended and Restated Certificate of Incorporation of the Registrant.

3.2**           Amended and Restated Bylaws of the Registrant.

4.1++           Rights Agreement, dated as of December 4, 1996, between NPS Pharmaceuticals, Inc. and American
                  Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A
                  Junior Participating Preferred Stock; Exhibit B, Form of Right Certificate; and Exhibit C,
                  Summary of Rights to Purchase Shares of Preferred Stock.

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

10.3**          Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan.

10.4**          Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements.

10.5**          Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement.

10.6**          Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document.

10.7**          Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated October 7, 1992, with related addenda.

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

10.9+**         Collaborative Research and License Agreement between the Registrant and SmithKline Beecham
                  Corporation, dated November 1, 1993.

10.10+**        Patent Agreement Between the Registrant and The Brigham and Women's Hospital, Inc., dated February
                  19, 1993, with related amendment.

10.11+**        Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated
                  February 19, 1993, with related amendment.

EXHIBIT
NUMBER
--------------
10.15+****      Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company,
                  Ltd. dated June 29, 1995.

10.16+          Development and License Agreement between the Registrant and Amgen Inc. effective as of December
                  27, 1995.

10.17+          Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996.

10.18*          Lease Agreement with GATX dated June 1, 1995, with related addenda.

10.19*          Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments.

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

10.25+          Amendment effective January 29, 1996 to the Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993.

10.26******     Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996.

10.27******     Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the
                  Board of Directors dated December 1996.

10.28******     Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996.

10.29           Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1,
                  1996.

10.30+          Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc. dated
                  October 28, 1996.

10.31           1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS
                  Pharmaceuticals, Inc.

11.1            Statement regarding calculation of net loss per share.

23.1            Consent of KPMG Peat Marwick LLP, independent auditors.

------------------------

* Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.

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

***** Incorporated herein by reference to the Registrant's Form 8-K dated February 29, 1996.

****** Incorporated hereby by reference to the Registrant's Form S-8 dated December 3, 1996.

+       Confidential treatment has been granted with respect to these exhibits.

++ Incorporated herein by reference to the Registrant's Form 8-K dated December 19, 1996.

(b) Reports on Form 8-K.

    The Registrant filed a report on Form 8-K with the Securities and Exchange Commission on December 19, 1996, reporting developments in its hyperparathyroidism and osteoporosis programs and reporting the adoption of a Shareholder Rights Agreement.

(c) See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this Item are listed under
    Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of the Securities 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                NPS PHARMACEUTICALS, INC.

                                By           /s/ HUNTER JACKSON, PH.D.
                                     -----------------------------------------
                                               Hunter Jackson, Ph.D.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                             AND CHAIRMAN OF THE BOARD

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hunter Jackson and James U. Jensen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Registration Statement and any registration statement related to this Registration Statement and filed pursuant to Rule 462 under the Securities Act of 1933, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ HUNTER JACKSON          Executive Officer
------------------------------    (Principal Executive        March 28, 1997
    Hunter Jackson, Ph.D.         Officer) and Chairman of
                                  the Board

                                Vice President, Finance,
    /s/ ROBERT K. MERRELL         Chief Financial Officer
------------------------------    and Treasurer (Principal    March 28, 1997
      Robert K. Merrell           Financial and Accounting
                                  Officer)

     /s/ JAMES U. JENSEN        Vice President, Corporate
------------------------------    Development and Legal       March 28, 1997
       James U. Jensen            Affairs, Director

      /s/ SANTO J. COSTA
------------------------------  Director                      March 28, 1997
        Santo J. Costa

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------
    /s/ JAMES G. GRONINGER
------------------------------  Director                      March 28, 1997
      James G. Groninger

     /s/ DONALD E. KUHLA
------------------------------  Director                      March 28, 1997
    Donald E. Kuhla, Ph.D.

     /s/ THOMAS N. PARKS
------------------------------  Director                      March 28, 1997
    Thomas N. Parks, Ph.D.

     /s/ TIMOTHY J. RINK
------------------------------  Director                      March 28, 1997
    Timothy J. Rink, M.D.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of KPMG Peat Marwick LLP, Independent Auditors......................................................        F-2
Balance Sheets.............................................................................................        F-3
Statements of Operations...................................................................................        F-4
Statements of Stockholders' Equity.........................................................................        F-5
Statements of Cash Flows...................................................................................       F-12
Notes to Financial Statements..............................................................................       F-14

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

    We have audited the accompanying balance sheets of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from October 22, 1986 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from October 22, 1986 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Salt Lake City, Utah
February 21, 1997

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1995          1996
                                                            ------------  ------------
Current assets:
  Cash and cash equivalents...............................  $  8,339,625  $ 68,961,764
  Accounts receivable.....................................        23,000       415,208
                                                            ------------  ------------
        Total current assets..............................     8,362,625    69,376,972
                                                            ------------  ------------
Plant and equipment (note 3):
  Equipment...............................................     2,272,006     3,259,376
  Leasehold improvements..................................     1,635,189     1,997,994
                                                            ------------  ------------
                                                               3,907,195     5,257,370
  Less accumulated depreciation and amortization..........     1,711,551     2,477,665
                                                            ------------  ------------
    Net plant and equipment...............................     2,195,644     2,779,705
Other assets, at cost.....................................        42,154         3,267
                                                            ------------  ------------
                                                            $ 10,600,423  $ 72,159,944
                                                            ------------  ------------
                                                            ------------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of obligations under capital leases
    (note 3)..............................................  $    435,230  $     53,339
  Current installments on long-term debt (note 4).........       331,746       369,467
  Accounts payable........................................     1,036,464       619,120
  Accrued expenses........................................       139,714       271,677
  Deferred income (note 2)................................       587,500       500,000
  Income tax payable (note 7).............................       --            150,000
                                                            ------------  ------------
        Total current liabilities.........................     2,530,654     1,963,603
  Obligations under capital leases, excluding current
    installments (note 3).................................        53,761        27,295
  Long-term debt, excluding current installments (note
    4)....................................................       693,528       299,534
                                                            ------------  ------------
        Total liabilities.................................     3,277,943     2,290,432
                                                            ------------  ------------

Commitments and contingencies (notes 2, 3, and 9)
Stockholders' equity (notes 5 and 6):
  Common stock, $.001 par value. Authorized 20,000,000
    shares; issued and outstanding 7,072,801 shares at
    December 31, 1995, and 11,807,221 shares at December
    31, 1996..............................................         7,073        11,807
Additional paid-in capital................................    28,067,130    84,270,283
Deferred compensation.....................................      (234,458)      --
Deficit accumulated during development stage..............   (20,517,265)  (14,412,578)
                                                            ------------  ------------
        Net stockholders' equity..........................     7,322,480    69,869,512
                                                            ------------  ------------
                                                            $ 10,600,423  $ 72,159,944
                                                            ------------  ------------
                                                            ------------  ------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                                    OCTOBER 22,
                                                                                                       1986
                                                                                                    (INCEPTION)
                                                               YEAR ENDED DECEMBER 31,                THROUGH
                                                     -------------------------------------------   DECEMBER 31,
                                                         1994           1995           1996            1996
                                                     -------------  -------------  -------------  ---------------
Revenues from research and license agreements......  $   3,860,706  $   9,562,319  $  20,342,330   $  42,658,179
Operating expenses:
Research and development...........................      7,765,326      8,727,316     10,958,884      41,319,074
General and administrative.........................      3,121,688      3,975,379      5,478,811      18,267,256
                                                     -------------  -------------  -------------  ---------------
  Total operating expenses.........................     10,887,014     12,702,695     16,437,695      59,586,330
                                                     -------------  -------------  -------------  ---------------
  Operating income (loss)..........................     (7,026,308)    (3,140,376)     3,904,635     (16,928,151)
Other income (expense):
Interest income....................................        398,388        480,029      2,690,568       3,947,412
Interest expense...................................       (128,413)      (157,744)      (141,705)       (617,418)
Other..............................................       --             --                1,189          35,579
                                                     -------------  -------------  -------------  ---------------
  Total other income...............................        269,975        322,285      2,550,052       3,365,573
                                                     -------------  -------------  -------------  ---------------
  Income (loss) before income tax expense..........     (6,756,333)    (2,818,091)     6,454,687     (13,562,578)
  Income tax expense (note 7)......................       --              500,000        350,000         850,000
                                                     -------------  -------------  -------------  ---------------
Net income (loss)..................................  $  (6,756,333) $  (3,318,091) $   6,104,687   $ (14,412,578)
                                                     -------------  -------------  -------------  ---------------
                                                     -------------  -------------  -------------  ---------------
Net income (loss) per common and common equivalent
  share (note 1)...................................  $       (1.13) $        (.48) $         .55
                                                     -------------  -------------  -------------
                                                     -------------  -------------  -------------
Weighted average common and common-equivalent
  shares outstanding during the year (note 1)......      5,977,300      6,924,400     11,086,000
                                                     -------------  -------------  -------------
                                                     -------------  -------------  -------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 1,125,000 shares of common
  stock for cash and equipment valued at
  fair value upon incorporation at
  October 22, 1986......................   $  --        $  --        $  --        $  --        $  --        $   1,125   $   13,875
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1986.............      --           --           --           --           --            1,125       13,875
Repurchase of 375,000 shares of common
  stock.................................      --           --           --           --           --             (375)      (4,625)
Issuance of 82,500 shares of common
  stock for services....................      --           --           --           --           --               83        1,017
Net income..............................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1987.............      --           --           --           --           --              833       10,267
Issuance of 55,556 shares of preferred
  stock for cash........................       5,556       --           --           --           --           --          294,446
Issuance of 11,448 shares of common
  stock for cash under option plan......      --           --           --           --           --               11        1,516
Issuance of 97,500 shares of common
  stock for services under option
  plan..................................      --           --           --           --           --               98       32,402
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1988.............       5,556       --           --           --           --              942      338,631

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 1,125,000 shares of common
  stock for cash and equipment valued at
  fair value upon incorporation at
  October 22, 1986......................    $  --         $   --        $   15,000
Net loss................................       --            (12,477)      (12,477)
                                          -------------  ------------  ------------
Balances, December 31, 1986.............       --            (12,477)        2,523
Repurchase of 375,000 shares of common
  stock.................................       --             --            (5,000)
Issuance of 82,500 shares of common
  stock for services....................       --             --             1,100
Net income..............................       --            121,274       121,274
                                          -------------  ------------  ------------
Balances, December 31, 1987.............       --            108,797       119,897
Issuance of 55,556 shares of preferred
  stock for cash........................       --             --           300,002
Issuance of 11,448 shares of common
  stock for cash under option plan......       --             --             1,527
Issuance of 97,500 shares of common
  stock for services under option
  plan..................................       --             --            32,500
Net loss................................       --           (105,643)     (105,643)
                                          -------------  ------------  ------------
Balances, December 31, 1988.............       --              3,154       348,283

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 37,037 shares of preferred
  stock for cash........................   $  --        $   3,704    $  --        $  --        $  --        $  --       $  336,296
Issuance of 7,500 shares of common stock
  for services under option plan........      --           --           --           --           --                7        2,493
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1989.............       5,556        3,704       --           --           --              949      677,420
Issuance of 37,037 shares of preferred
  stock for cash........................      --            3,703       --           --           --           --          336,297
Issuance of 2,475 shares of common stock
  for cash under option plan............      --           --           --           --           --                2          898
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1990.............       5,556        7,407       --           --           --              951    1,014,615
Issuance of 4,500 shares of common stock
  for cash under option plan............      --           --           --           --           --                5        2,245
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1991.............       5,556        7,407       --           --           --              956    1,016,860

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 37,037 shares of preferred
  stock for cash........................    $  --         $   --        $  340,000
Issuance of 7,500 shares of common stock
  for services under option plan........       --             --             2,500
Net loss................................       --             (5,025)       (5,025)
                                          -------------  ------------  ------------
Balances, December 31, 1989.............       --             (1,871)      685,758
Issuance of 37,037 shares of preferred
  stock for cash........................       --             --           340,000
Issuance of 2,475 shares of common stock
  for cash under option plan............       --             --               900
Net loss................................       --           (212,976)     (212,976)
                                          -------------  ------------  ------------
Balances, December 31, 1990.............       --           (214,847)      813,682
Issuance of 4,500 shares of common stock
  for cash under option plan............       --             --             2,250
Net loss................................       --           (462,054)     (462,054)
                                          -------------  ------------  ------------
Balances, December 31, 1991.............       --           (676,901)      353,878

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 3,675 shares of common stock
  for cash under option plan............   $  --        $  --        $  --        $  --        $  --        $       4   $    2,221
Issuance of 230,334 shares of common
  stock upon conversion of 129,630
  shares of preferred stock.............      (5,556)      (7,407)      --           --           --              230       12,733
Repurchase and cancellation of 83,334
  shares of common stock for cash.......      --           --           --           --           --              (83)    (299,917)
Issuance of 781,250 shares of preferred
  stock for cash, net of offering
  costs.................................      --           --              781       --           --           --        4,937,462
Issuance of 678,573 shares of preferred
  stock for cash, net of \ offering
  costs.................................      --           --           --              679       --           --        4,693,794
Issuance of 101,452 shares of common
  stock for services related to
  preferred stock offering..............      --           --           --           --           --              101         (101)
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1992.............      --           --              781          679       --            1,208   10,363,052

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 3,675 shares of common stock
  for cash under option plan............    $  --         $   --        $    2,225
Issuance of 230,334 shares of common
  stock upon conversion of 129,630
  shares of preferred stock.............       --             --            --
Repurchase and cancellation of 83,334
  shares of common stock for cash.......       --             --          (300,000)
Issuance of 781,250 shares of preferred
  stock for cash, net of offering
  costs.................................       --             --         4,938,243
Issuance of 678,573 shares of preferred
  stock for cash, net of \ offering
  costs.................................       --             --         4,694,473
Issuance of 101,452 shares of common
  stock for services related to
  preferred stock offering..............       --             --            --
Net loss................................       --         (2,607,359)   (2,607,359)
                                          -------------  ------------  ------------
Balances, December 31, 1992.............       --         (3,284,260)    7,081,460

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 37,524 shares of common
  stock for cash under option plan......   $  --        $  --        $  --        $  --        $  --        $      38   $   25,545
Issuance of 583,334 shares of preferred
  stock for cash, net of offering
  costs.................................      --           --           --           --              583       --        6,968,115
Issuance of 6,050 shares of preferred
  stock for services....................      --           --           --           --                6       --           72,594
Deferred compensation related to grant
  of stock options, net of current year
  expense...............................      --           --           --           --           --           --          766,500
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1993.............      --           --              781          679          589        1,246   18,195,806

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 37,524 shares of common
  stock for cash under option plan......    $  --         $   --        $   25,583
Issuance of 583,334 shares of preferred
  stock for cash, net of offering
  costs.................................       --             --         6,968,698
Issuance of 6,050 shares of preferred
  stock for services....................       --             --            72,600
Deferred compensation related to grant
  of stock options, net of current year
  expense...............................     (745,458)        --            21,042
Net loss................................       --         (7,158,581)   (7,158,581)
                                          -------------  ------------  ------------
Balances, December 31, 1993.............     (745,458)   (10,442,841)    7,010,802

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 3,475,666 shares of common
  stock upon conversion of 2,049,207
  shares of preferred stock.............   $  --        $  --        $    (781)   $    (679)   $    (589)   $   3,475   $   (1,426)
Issuance of 2,000,000 shares of common
  stock for cash, net of offering
  costs.................................      --           --           --           --           --            2,000    9,530,252
Issuance of 20,000 shares of common
  stock for services....................      --           --           --           --           --               20       95,958
Issuance of 46,118 shares of common
  stock for cash and options for 432
  shares under option plans.............      --           --           --           --           --               46       26,477
Amortization of deferred compensation...      --           --           --           --           --           --           --
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1994.............      --           --           --           --           --            6,787   27,847,067

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 3,475,666 shares of common
  stock upon conversion of 2,049,207
  shares of preferred stock.............    $  --         $   --        $   --
Issuance of 2,000,000 shares of common
  stock for cash, net of offering
  costs.................................       --             --         9,532,252
Issuance of 20,000 shares of common
  stock for services....................       --             --            95,978
Issuance of 46,118 shares of common
  stock for cash and options for 432
  shares under option plans.............       --             --            26,523
Amortization of deferred compensation...      255,500         --           255,500
Net loss................................       --         (6,756,333)   (6,756,333)
                                          -------------  ------------  ------------
Balances, December 31, 1994.............     (489,958)   (17,199,174)   10,164,722

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 242,385 shares of common
  stock for cash and options for 14,816
  shares under option plans.............   $  --        $  --        $  --        $  --        $  --        $     243   $  100,378
Issuance of 39,771 shares of common
  stock for cash under employee purchase
  plan..................................      --           --           --           --           --               40      109,827
Issuance of 3,287 shares of common stock
  for services..........................      --           --           --           --           --                3        9,858
Amortization of deferred compensation...      --           --           --           --           --           --           --
Net loss................................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1995.............      --           --           --           --           --            7,073   28,067,130

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 242,385 shares of common
  stock for cash and options for 14,816
  shares under option plans.............    $  --         $   --        $  100,621
Issuance of 39,771 shares of common
  stock for cash under employee purchase
  plan..................................       --             --           109,867
Issuance of 3,287 shares of common stock
  for services..........................       --             --             9,861
Amortization of deferred compensation...      255,500         --           255,500
Net loss................................       --         (3,318,091)   (3,318,091)
                                          -------------  ------------  ------------
Balances, December 31, 1995.............     (234,458)   (20,517,265)    7,322,480

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1996

                                           SERIES A     SERIES B     SERIES C     SERIES D     SERIES E                 ADDITIONAL
                                           PREFERRED    PREFERRED    PREFERRED    PREFERRED    PREFERRED     COMMON      PAID-IN
                                             STOCK        STOCK        STOCK        STOCK        STOCK        STOCK      CAPITAL
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Issuance of 1,000,000 shares of common
  stock for cash(note 2)                   $  --        $  --        $  --        $  --        $  --        $   1,000   $7,499,000
Issuance of 3,450,000 shares of common
  stock for cash, net of offering
  costs.................................      --           --           --           --           --            3,450   47,909,132
Issuance of 223,940 shares of common
  stock for cash and options for 5,746
  shares under option plans.............      --           --           --           --           --              223      220,726
Issuance of 24,814 shares of common
  stock for services under option
  plans.................................      --           --           --           --           --               25      333,890
Issuance of 18,147 shares of common
  stock for cash under employee purchase
  plan..................................      --           --           --           --           --               18      110,423
Issuance of 17,519 shares of common
  stock for warrants for 2,731 shares
  upon exercise of warrants.............      --           --           --           --           --               18          (18)
Consulting expense related to the grant
  of stock options for services rendered
  (note 6)                                    --           --           --           --           --           --          130,000
Amortization of deferred compensation...      --           --           --           --           --           --           --
Net income..............................      --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
Balances, December 31, 1996.............   $  --        $  --        $  --        $  --        $  --        $  11,807   $84,270,283
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------
                                          -----------  -----------  -----------  -----------  -----------  -----------  ----------

                                                           DEFICIT
                                                         ACCUMULATED
                                                            DURING         NET
                                            DEFERRED     DEVELOPMENT   STOCKHOLDERS'
                                          COMPENSATION      STAGE         EQUITY
                                          -------------  ------------  ------------
Issuance of 1,000,000 shares of common
  stock for cash(note 2)                    $  --         $   --        $7,500,000
Issuance of 3,450,000 shares of common
  stock for cash, net of offering
  costs.................................       --             --        47,912,582
Issuance of 223,940 shares of common
  stock for cash and options for 5,746
  shares under option plans.............       --             --           220,949
Issuance of 24,814 shares of common
  stock for services under option
  plans.................................       --             --           333,915
Issuance of 18,147 shares of common
  stock for cash under employee purchase
  plan..................................       --             --           110,441
Issuance of 17,519 shares of common
  stock for warrants for 2,731 shares
  upon exercise of warrants.............       --             --            --
Consulting expense related to the grant
  of stock options for services rendered
  (note 6)                                     --             --           130,000
Amortization of deferred compensation...      234,458         --           234,458
Net income..............................       --          6,104,687     6,104,687
                                          -------------  ------------  ------------
Balances, December 31, 1996.............    $  --        ($14,412,578)  $69,869,512
                                          -------------  ------------  ------------
                                          -------------  ------------  ------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                               OCTOBER 22,
                                                                                                  1986
                                                                                               (INCEPTION)
                                                            YEARS ENDED DECEMBER 31,             THROUGH
                                                    ----------------------------------------  DECEMBER 31,
                                                        1994          1995          1996          1996
                                                    ------------  ------------  ------------  -------------
Cash flows from operating activities:
  Net income (loss)...............................  $ (6,756,333) $ (3,318,091) $  6,104,687  $ (14,412,578)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization.................       596,842       674,039       773,213      3,186,241
    Gain on sale of equipment.....................       --            --             (1,189)       (29,909)
    Issuance of common and preferred stock and
      options in lieu of cash for services........        95,978         9,861       463,915        678,454
  Amortization of deferred compensation...........       255,500       255,500       234,458        766,500
  Decrease (increase) in operating assets:
    Accounts receivable...........................      (226,788)      237,000      (392,208)      (415,208)
    Other assets..................................       (21,553)       24,874        38,887         (6,867)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses.........       142,592       110,187      (285,381)       890,797
    Income tax payable............................       --            --            150,000        150,000
    Deferred income...............................    (3,400,000)      587,500       (87,500)       500,000
                                                    ------------  ------------  ------------  -------------
        Net cash provided by (used in) operating
          activities..............................    (9,313,762)   (1,419,130)    6,998,882     (8,692,570)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment
    securities....................................    (3,092,135)    3,092,135       --            --
  Acquisition of equipment and leasehold
    improvements..................................    (1,048,020)     (373,171)   (1,350,974)    (5,410,100)
  Proceeds from sale of equipment.................       --            --             27,137      1,075,621
                                                    ------------  ------------  ------------  -------------
        Net cash provided by (used in) investing
          activities..............................    (4,140,155)    2,718,964    (1,323,837)    (4,334,479)
                                                    ------------  ------------  ------------  -------------

Cash flows from financing activities:
  Proceeds from note payable to bank..............       --            --            --             123,855
  Proceeds from issuance of preferred stock and
    collection of subscription receivable.........     4,000,000       --            --          17,581,416
  Proceeds from issuance of common stock..........     9,558,775       210,488    55,743,972     65,555,720
  Proceeds from long-term debt....................       --          1,166,434       --           1,166,434
  Principal payments on note payable to bank......       --            --            --            (123,855)
  Principal payments under capital lease
    obligations...................................      (287,539)     (427,053)     (440,605)    (1,320,020)
  Principal payments on long-term debt............       --           (141,160)     (356,273)      (694,737)
  Repurchase of preferred stock...................       --            --            --            (300,000)
                                                    ------------  ------------  ------------  -------------
        Net cash provided by financing
          activities..............................    13,271,236       808,709    54,947,094     81,988,813
                                                    ------------  ------------  ------------  -------------

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                               OCTOBER 22,
                                                                                                  1986
                                                                                               (INCEPTION)
                                                            YEARS ENDED DECEMBER 31,             THROUGH
                                                    ----------------------------------------  DECEMBER 31,
                                                        1994          1995          1996          1996
                                                    ------------  ------------  ------------  -------------
Net increase (decrease) in cash and cash
  equivalents.....................................  $   (182,681) $  2,108,543  $ 60,622,139  $  68,961,764
Cash and cash equivalents at beginning of
  period..........................................     6,413,763     6,231,082     8,339,625       --
                                                    ------------  ------------  ------------  -------------
Cash and cash equivalents at end of period........  $  6,231,082  $  8,339,625  $ 68,961,764  $  68,961,764
                                                    ------------  ------------  ------------  -------------
                                                    ------------  ------------  ------------  -------------

Supplemental Disclosures of Cash Flow Information
Cash paid for interest............................  $    149,013  $    171,752  $    141,705  $     617,418
Cash paid for taxes...............................       --            500,000       200,000        700,000

Supplemental Schedule of Noncash Investing and
  Financing Activities
Acquisition of equipment through incurrence of
  capital lease obligations.......................        25,669        62,945        32,248      1,400,654
Acquisition of leasehold improvements through
  incurrence of debt..............................       --            --            --             197,304
Issuance of preferred stock for stock subscription
  receivable......................................       --            --            --           4,000,000
Accrual of deferred offering costs................       --            --            --             150,000

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1995, AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NPS Pharmaceuticals, Inc. (the "Company"), a development stage enterprise, is engaged in the discovery and development of orally-active, small molecule drugs that target selected biological targets, including cell surface receptors and ion channels. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its financial statements:

    (a) CASH EQUIVALENTS

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of $5,731,206, $5,120,124 and $67,517,875 at December 31, 1994, 1995, and 1996,
    respectively. At December 31, 1994, 1995, and 1996, the book value of cash equivalents approximates fair value.

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

        Depreciation and amortization of equipment (including equipment held under capital lease) are calculated on the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Amortization of assets held under capital lease is included with depreciation and amortization expense.

    (d) INCOME (LOSS) PER COMMON AND COMMON-EQUIVALENT SHARE

        Income (loss) per common and common-equivalent share have been computed based on the weighted average number of shares outstanding during the year, after giving effect, if necessary, to the assumption that all dilutive stock options were exercised at the beginning of the year or date of grant with the proceeds therefrom being used to acquire treasury shares. For periods prior to May 26, 1994, the date of the Company's initial public offering, upon which all outstanding shares of preferred stock were converted to shares of common stock, the loss presented is pro forma after giving retroactive effect to the conversion of Series C, D, and E preferred stock and the inclusion of common stock options issued for consideration below the initial public offering price during the twelve-month period prior to the date of the initial filing of the Registration Statement, even when antidilutive, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, using the treasury-stock method.

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

    (f) STOCK-BASED COMPENSATION

        Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

    (g) USE OF ESTIMATES

        Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (h) RECLASSIFICATIONS

        Certain amounts in 1994 and 1995 have been reclassified to conform with the 1996 presentation.

(2) COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS

    The Company is pursuing product development both on an independent basis and in collaboration with others. Following is a description of significant current collaborations and license agreements:

    (a) AMGEN INC.

        In March 1996 (effective as of December 1995), the Company entered into a development and license agreement with Amgen under which Amgen assumed full responsibility and control to develop and commercialize NPS R-568 and other compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen agreed to pay to the Company a $10.0 million nonrefundable license fee, potential additional development milestone payments totaling $26.0 million, up to $400,000 per year for development support under the direction of Amgen and royalties on any future product sales. Amgen also agreed to purchase one million shares of the Company's common stock for

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS (CONTINUED)
    $7.5 million. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights (excluding Japan, China, Korea, and Taiwan).

    (b) KIRIN BREWERY COMPANY, LIMITED

        Effective June 30, 1995, NPS entered into a five year agreement with Kirin for exclusive rights to develop and commercialize NPS R-568 in Japan, China, Korea, and Taiwan. Kirin paid to NPS a $5.0 million license fee and has agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. The Kirin research support payments are $500,000 per quarter through June 1997 and $250,000 per quarter over the remaining three years. Both parties will participate in a collaborative research program around NPS's parathyroid calcium receptor technology.

        The Company recognized the $5.0 million nonrefundable license fee in 1995. The Company recognized $1.0 million and $2.0 million in research support as revenue in 1995 and 1996, respectively. Additionally, the Company recognized as revenue a $2.0 million milestone payment related to this agreement during 1996.

    (c) SMITHKLINE BEECHAM CORPORATION

        Effective November 1, 1993, the Company entered into an agreement with SmithKline Beecham to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The agreement establishes a four year research collaboration between the parties and may be extended on mutual agreement. The Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. The Company will receive royalties on sales of such compounds by SmithKline Beecham and a share of the profits from co-promoted products.

        Under the agreement with SmithKline Beecham, the Company has recognized research and licensing revenue of $3.6 million, $3.4 million, and $2.7 million in 1994, 1995, and 1996, respectively. During 1996, the Company achieved its first milestone under the agreement and received a corresponding $3.0 million milestone payment which was recognized as revenue. The Company is also entitled to receive research support payments of approximately $475,000 per quarter through October 1997 and additional payments upon the achievement of specific development and regulatory milestones.

        S.R. One, Limited, an affiliate of SmithKline Beecham, is an equity investor in the Company.

    (d) IN-LICENSE AGREEMENTS

        The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic or research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 1994, 1995, and 1996, the Company paid to

                           NPS PHARMACEUTICALS, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS (CONTINUED) these institutions $321,121, $306,777, and $779,417, respectively, in sponsored research payments and license fees. As of December 31, 1996, the Company had a total commitment of approximately $1.0 million for future research support payments.

    (e) SMALL BUSINESS INNOVATION RESEARCH GRANTS

        The Company recognized revenue of $260,706, $126,444, and $15,768 during 1994, 1995, and 1996, respectively, under the terms of Small Business Innovation Research grants from three government agencies.

    Because the Company has granted exclusive development, commercialization, and marketing rights to Amgen, Kirin and SmithKline Beecham (Licensees) under the above described collaborative research and license agreements, the success of the programs is dependent upon the efforts of the Licensees. The Company has no control over the rate of progress or amount of effort the Licensees will dedicate to the programs. In addition, each of the programs may be terminated by the Licensee at any time. If any of the Licensees breaches or terminates its respective agreement, such breach or termination may have a material adverse effect on the Company's operations.

(3) LEASES

    The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The Company also has a noncancelable operating lease for office space that expires in September 1999. Rental expense for this operating lease was $413,552, $493,667, and $525,919 for 1994, 1995, and 1996, respectively. The present value of future minimum lease payments on capital leases and future lease payments under the noncancelable operating lease as of December 31, 1996 are:

                                                                                            CAPITAL    OPERATING
                                                                                            LEASES       LEASE
                                                                                           ---------  ------------
Year ending December 31:
  1997...................................................................................  $  56,186  $    525,919
  1998...................................................................................     17,190       525,919
  1999...................................................................................      8,063       394,439
  2000...................................................................................      2,688       --
                                                                                           ---------  ------------
        Total minimum lease payments.....................................................     84,127  $  1,446,277
                                                                                                      ------------
                                                                                                      ------------
Less amounts representing interest (at rates ranging from 6% to 16%).....................      3,493
                                                                                           ---------
        Present value of net minimum capital lease payments..............................     80,634
Less current installments of obligations under capital leases............................     53,339
                                                                                           ---------
        Obligations under capital leases, excluding current installments.................  $  27,295
                                                                                           ---------
                                                                                           ---------

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

(3) LEASES (CONTINUED)

    At December 31, 1995 and 1996, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                                                                            1995          1996
                                                                                        ------------  ------------
Equipment.............................................................................  $  1,212,699  $  1,244,947
Less accumulated amortization.........................................................       748,881       964,520
                                                                                        ------------  ------------
Net equipment.........................................................................  $    463,818  $    280,427
                                                                                        ------------  ------------
                                                                                        ------------  ------------

(4) LONG-TERM DEBT

    Long-term debt at December 31, 1995 and 1996, consists of the following notes payable to a financial institution:

                                                                                              1995         1996
                                                                                          ------------  ----------
10% to 16% notes payable in monthly installments of $36,824 including interest, due June
  1, 1998 through June 1, 1999; secured by certain equipment and leasehold improvements..........................................................................  $  1,025,274  $  669,001
Less, current installments..............................................................       331,746     369,467
                                                                                          ------------  ----------
  Long-term debt, excluding current installments........................................  $    693,528  $  299,534
                                                                                          ------------  ----------
                                                                                          ------------  ----------

The aggregate maturities of long-term debt for each of the years subsequent to December 31, 1996 are as follows: 1997, $369,467; 1998, $281,903; and 1999,
$17,631.

    In connection with these notes payable, the Company granted the financial institution in 1995 a warrant to purchase 32,542 shares of common stock at $3.69 per share. The warrant expires in June 2002.

(5) CAPITAL STOCK

    The Company is incorporated under the laws of the State of Delaware with authorized capital of 5,000,000 shares of preferred stock and 20,000,000 shares of common stock, all with a par value of $.001. No shares of preferred stock were issued or outstanding at December 31, 1995 and 1996.

    In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right ("Right") as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50.00 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. The Rights will expire on December 31, 2001. The Rights may be redeemed by the Company at $0.01 per right at any time prior to

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(5) CAPITAL STOCK (CONTINUED)
expiration or the occurrence of an event triggering exercise. At December 31, 1996, the Rights were not exercisable

(6) STOCK-BASED COMPENSATION PLANS

    The Company has three fixed stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the 1994 Equity Incentive Plan (the "1994 Plan"), and the 1994 NonEmployee Directors' Stock Option Plan (the "Directors' Plan"). An aggregate of 3,220,000 shares have been authorized for issuance under the three plans.

    As of December 31, 1996, there are no shares reserved for future grant under the 1987 Plan, there are 522,913 shares reserved for future grant under the 1994 Plan, and there are 91,000 shares reserved for future grant under the Directors' Plan. Under the Company's 1994 Plan, the exercise price of options granted is not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

    Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted on December 1 of each year of service. The exercise price of options granted is the fair market value on the date of grant.

    A summary of activity related to aggregate options under all three plans is indicated in the following table:

                                                                YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                                                           1995                     1996
                                                                  -----------------------  -----------------------
                                                 1994                          WEIGHTED-                WEIGHTED-
                                       -------------------------                AVERAGE                  AVERAGE
                                         NUMBER      EXERCISE       NUMBER     EXERCISE      NUMBER     EXERCISE
                                       OF SHARES       PRICE      OF SHARES      PRICE     OF SHARES      PRICE
                                       ----------  -------------  ----------  -----------  ----------  -----------
Options outstanding at beginning of
  year...............................   1,192,875  $ 0.34 - 4.00   1,417,025   $    1.58    1,530,924   $    3.16
Options granted......................     309,800    3.00 - 6.00     374,000        7.53      578,564       10.95
                                       ----------                 ----------               ----------
                                        1,502,675                  1,791,025                2,109,488
                                       ----------                 ----------               ----------
Options exercised....................      46,550    0.34 - 0.74     257,201        0.74      254,500        2.51
Options canceled.....................      39,100    0.34 - 4.00       2,900        2.55       19,654        5.35
                                       ----------                 ----------               ----------
                                           85,650                    260,101                  274,154
                                       ----------                 ----------               ----------
Options outstanding at end of year...   1,417,025  $ 0.34 - 6.00   1,530,924   $    3.16    1,835,334   $    5.68
                                       ----------                 ----------               ----------
                                       ----------                 ----------               ----------
Options exercisable at end of year...     717,985  $ 0.34 - 4.00     802,540   $    1.40      952,782   $    2.61
Weighted-average fair value of
  options granted during the year....                                          $    5.12                $    7.10

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                           OPTIONS OUTSTANDING
                                                  --------------------------------------     OPTIONS EXERCISABLE
                                                                 WEIGHTED-                -------------------------
                                                     NUMBER       AVERAGE     WEIGHTED-      NUMBER      WEIGHTED-
                                                  OUTSTANDING    REMAINING     AVERAGE    EXERCISABLE     AVERAGE
RANGE OF                                          AT DECEMBER   CONTRACTUAL   EXERCISE    AT DECEMBER    EXERCISE
EXERCISE PRICES                                     31, 1996       LIFE         PRICE       31, 1996       PRICE
------------------------------------------------  ------------  -----------  -----------  ------------  -----------
$ 0.34 -  0.81..................................      330,942     5.2 yrs.    $    0.71       330,942    $    0.71
  2.00 -  3.00..................................      588,462          7.4         2.46       474,078         2.33
  3.50 -  6.00..................................       55,060          7.6         3.89        41,290         3.91
  7.13 - 10.75..................................      736,870          9.5         9.34        86,472         8.24
 11.25 - 16.63..................................      124,000          9.3        13.17        20,000        13.37
                                                  ------------                            ------------
                                                    1,835,334          8.0         5.68       952,782         2.61
                                                  ------------                            ------------
                                                  ------------                            ------------

    The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) and income (loss) per share would have been reduced or increased, respectively, to the following pro forma amounts:

                                                                       1995           1996
                                                                   -------------  ------------
Net income (loss):
  As reported....................................................  $  (3,318,091) $  6,104,687
  Pro Forma......................................................     (3,379,223)    5,189,411
Primary EPS:
  As reported....................................................  $        (.48) $        .55
  Pro Forma......................................................           (.49)          .46

    Pro forma net income (loss) reflects only options granted in 1995 and 1996. The effect that calculating compensation cost for stock-based compensation under SFAS No. 123 has on the pro forma net income (loss) as presented above may not be representative of the effects on reported net income or losses for future years.

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk free interest rates of 5.9 percent and 6.2 percent; expected dividend yields of 0 percent; expected lives of 5 years; and expected volatility of 80 percent.

    In 1996, the Company granted options to purchase 20,000 shares of common stock to nonemployees. These options have been recorded as a general and administrative expense at their estimated fair value of $130,000, as determined by SFAS No. 123.

    In November and December 1993, the Company issued options to purchase 378,750 and 4,500 shares of common stock, respectively, at an exercise price of $2.00 and $4.00 per share, respectively, to employees, officers, and directors of the Company. For financial statement presentation purposes, the Company has

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) STOCK-BASED COMPENSATION PLANS (CONTINUED) recorded as deferred compensation expense the excess of the deemed value of the common stock at the date of grant over the exercise price. The compensation expense was amortized ratably over the three-year vesting period of the options totaling $766,500 for the three-year period.

    The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the current market price on the date of purchase. The Company has authorized 160,000 shares for purchase by employees. Employees purchased 39,771 and 18,147 shares under the Purchase Plan in the years ended December 31, 1995 and 1996, respectively, and 102,082 shares remain available for future purchase. Because the discount allowed to employees under the purchase plan approximates the Company's cost to issue equity instruments, the plan is not deemed to be compensatory and, therefore is excluded from the pro forma income (loss) shown above.

(7) INCOME TAXES

    The Company has income tax expense of $500,000 and $350,000 for the years ended December 31, 1995 and 1996, respectively, consisting of current foreign taxes and alternative minimum taxes.

    Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net income (loss) before income taxes as a result of the following:

                                                                            1994           1995          1996
                                                                        -------------  ------------  -------------
Computed expected tax expense (benefit)...............................  $  (2,297,153) $   (958,150) $   2,194,594
Change in the beginning-of-the-year balance of the valuation allowance
  for deferred tax assets allocated to income tax expense.............      2,376,354     1,279,785     (1,780,073)
Foreign taxes net of federal income tax benefit.......................       --             330,000        132,000
Other.................................................................        (79,201)     (151,635)      (196,521)
                                                                        -------------  ------------  -------------
                                                                        $    --        $    500,000  $     350,000
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1995 and 1996 are presented below:

                                                                                            1995          1996
                                                                                        ------------  ------------
Deferred tax assets:
  Deferred revenue....................................................................  $    220,000  $    186,000
  Equipment and leasehold improvements, principally due to differences in
    depreciation......................................................................       159,000       122,000
  Net operating loss carryforward.....................................................     6,873,000     4,120,000
  Research activities credit carryforward.............................................       953,000     1,196,000
  Minimum tax credit carryforward.....................................................       --            115,000
                                                                                        ------------  ------------
        Total gross deferred tax assets...............................................     8,205,000     5,739,000
  Less valuation allowance............................................................     8,205,000     5,739,000
                                                                                        ------------  ------------
        Net deferred tax assets.......................................................  $    --       $    --
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7) INCOME TAXES (CONTINUED)
    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1996 will be allocated as an income tax benefit to be reported in the statement of operations.

    The valuation allowance for deferred tax assets as of January 1, 1995 was $6.8 million. The net change in the Company's total valuation allowance for the years ended December 31, 1995 and 1996, was an increase of $1.4 million and a decrease of $2.4 million, respectively.

    At December 31, 1996, the Company had net operating loss and research credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                                                                      NET OPERATING
                                                                       NET OPERATING      LOSS
                                                                           LOSS       CARRYFORWARD
                                                                       CARRYFORWARD        FOR         RESEARCH
                                                                        FOR REGULAR    ALTERNATIVE      CREDIT
                                                                        INCOME TAX     MINIMUM TAX      CARRY-
                                                                         PURPOSES       PURPOSES       FORWARD
                                                                       -------------  -------------  ------------
Expiring
  2002...............................................................  $    --        $    --        $    --
  2003...............................................................       --             --             --
  2004...............................................................       --             --             --
  2005...............................................................       --             --             --
  2006...............................................................        215,000        216,000       --
  2007...............................................................        285,000        330,000        37,000
  2008...............................................................      1,138,000      1,245,000       335,000
  2009...............................................................      6,480,000      6,480,000       317,000
  2010...............................................................      2,928,000      3,051,000       166,000
  2011...............................................................  $    --        $    --             341,000
                                                                       -------------  -------------  ------------
                                                                       $  11,046,000  $  11,322,000  $  1,196,000
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

    Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's net operating loss carryforward and research credit carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses and credit in the aggregate.

(8) EMPLOYEE BENEFIT PLAN

    In October 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed annual limit ($9,500 in 1996) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company has not made any such contributions to date.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(9) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    A director of the Company is Vice President of Plexus Ventures, Inc. ("Plexus"). The Company had a consulting agreement with Plexus through December 31, 1995, whereunder Plexus assisted the Company with its effort to establish a collaboration for NPS R-568. During the years ended December 31, 1995, and 1996, the Company paid fees to Plexus totaling $84,500 and $400,000, respectively. Plexus may earn an additional $400,000 in fees as payments are received from Amgen. As described in note 6, the Company also granted Plexus options to purchase 20,000 shares of common stock.

                               INDEX TO EXHIBITS

   EXHIBIT                                                                                                  PAGE
    NUMBER                                                                                                 NUMBER
--------------                                                                                           -----------
 3.1**          Amended and Restated Certificate of Incorporation of the Registrant.

 3.2**          Amended and Restated Bylaws of the Registrant.

 4.1++          Rights Agreement, dated as of December 4, 1996, between NPS Pharmaceuticals, Inc. and
                  American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of
                  Designation of Series A Junior Participating Preferred Stock; Exhibit B, Form of
                  Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred
                  Stock.

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

10.3**          Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan.

10.4**          Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements.

10.5**          Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement.

10.6**          Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document.

10.7**          Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated
                  October 7, 1992, with related addenda.

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

10.9+**         Collaborative Research and License Agreement between the Registrant and SmithKline
                  Beecham Corporation, dated November 1, 1993.

10.10+**        Patent Agreement Between the Registrant and The Brigham and Women's Hospital, Inc.,
                  dated February 19, 1993, with related amendment.

10.11+**        Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc.,
                  dated February 19, 1993, with related amendment.

10.15+****      Collaborative Research and License Agreement between the Registrant and Kirin Brewery
                  Company, Ltd. dated June 29, 1995.

10.16+          Development and License Agreement between the Registrant and Amgen Inc., effective as of December 27, 1995.

10.17+          Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996.

10.18*          Lease Agreement with GATX dated June 1, 1995, with related addenda.

10.19*          Office Lease between Salt Lake Research Park Associates and Registrant dated June 3,
                  1994, with related amendments.

10.20**         Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated
                  January 30, 1989.

10.21***        Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5,
                  1994, as amended.

10.22+*****     Binding Letter of Intent between Amgen Inc. and the Registrant dated December 27, 1995.

   EXHIBIT                                                                                                  PAGE
    NUMBER                                                                                                 NUMBER
--------------                                                                                           -----------
10.23+          Amendment effective February 7, 1996 to Research Agreement between the Registrant and
                  The Brigham and Women's Hospital, Inc. dated February 19, 1993.

10.24+          Amendment effective February 7, 1996 to Patent Agreement between the Registrant and The
                  Brigham and Women's Hospital, Inc., dated February 19, 1993.

10.25+          Amendment effective January 29, 1996 to the Collaborative Research and License
                  Agreement between the Registrant and SmithKline Beecham Corporation, dated November
                  1, 1993.

10.26******     Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as
                  amended and adopted by the Board of Directors dated December 1996.

10.27******     Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the Board of Directors dated December 1996.

10.28******     Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of
                  Directors dated December 1996.

10.29           Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated
                  November 1, 1996.

10.30+          Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals,
                  Inc. dated October 28, 1996.

10.31           1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and
                  NPS Pharmaceuticals, Inc.............................................................

11.1            Statement regarding calculation of net loss per share..................................

23.1            Consent of KPMG Peat Marwick LLP, independent auditors.................................

------------------------

        *  Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 1995.

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

    *****  Incorporated herein by reference to the Registrant's Form 8-K dated February 29,
           1996.

   ******  Incorporated hereby by reference to the Registrant's Form S-8 dated December 3, 1996.

        +  Confidential treatment has been granted with respect to these exhibits.

       ++  Incorporated herein by reference to the Registrant's Form 8-K dated December 19,
           1996.