Form 10-Q
period 1997-03-31
NPS PHARMACEUTICALS INC
filed 1997-05-08
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q



(Mark One)

  [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

         For the quarterly period ended March 31, 1997 or

  [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

         For the transition period from __________________ to _________________

    Commission file number 0-23272





                              NPS PHARMACEUTICALS, INC.
                (Exact name of Registrant as Specified in Its Charter)

    DELAWARE                                           87-0439579
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    420 CHIPETA WAY, SALT LAKE CITY, UTAH                       84108-1256
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

    (801) 583-4939
--------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

    N/A
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X      No
        ----------   -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 31, 1997
            -----                               -----------------------------
    Common Stock $.001 par value                        11,881,265

    Preferred Stock $.001 par value                        -0-

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

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                                   Balance Sheets

                                                      March 31,    December 31,
Assets                                                  1997          1996
                                                   -------------  -------------
                                                     (Unaudited)    (Audited)

Current assets:
     Cash and cash equivalents                      $ 66,378,881   $ 68,961,764
     Accounts receivable                                 104,456        415,208
                                                   -------------  -------------
          Total current assets                        66,483,337     69,376,972

Plant and equipment:
     Equipment                                         3,615,408      3,259,376
     Leasehold improvements                            2,174,118      1,997,994
                                                   -------------  -------------
                                                       5,789,526      5,257,370
     Less accumulated depreciation and amortization    2,702,665      2,477,665
                                                   -------------  -------------
          Net plant and equipment                      3,086,861      2,779,705

Other assets                                               5,461          3,267
                                                   -------------  -------------
                                                    $ 69,575,659   $ 72,159,944
                                                   -------------  -------------
                                                   -------------  -------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under
       capital leases                               $     57,371   $     53,339
     Current installments of long-term debt              381,997        369,467
     Accounts payable                                    559,053        619,120
     Accrued expenses                                    381,952        271,677
     Deferred income                                     500,000        500,000
     Income tax payable                                   20,000        150,000
                                                   -------------  -------------
          Total current liabilities                    1,900,373      1,963,603

Obligations under capital leases, excluding
  current installments                                    39,228         27,295
Long-term debt, excluding current installments           199,200        299,534
                                                   -------------  -------------
          Total liabilities                            2,138,801      2,290,432

Stockholders' equity:
     Common stock                                         11,881         11,807
     Additional paid-in capital                       84,549,910     84,270,283
     Deficit accumulated during development stage    (17,124,933)   (14,412,578)
                                                   -------------  -------------
          Net stockholders' equity                    67,436,858     69,869,512
                                                   -------------  -------------
                                                    $ 69,575,659   $ 72,159,944
                                                   -------------  -------------
                                                   -------------  -------------




                 See accompanying notes to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                              Statements of Operations
                                     (Unaudited)

                                      Three Months Ended March 31,     October 22, 1986,
                                      -----------------------------  (inception) through
                                          1997             1996         March 31, 1997
                                      ------------     ------------  -------------------
Revenues from research
  and license agreements               $ 1,075,000      $14,455,312     $ 43,733,179


Operating expenses:
  Research and development               3,400,912        3,210,901       44,754,986
  General and administrative             1,218,858        1,311,910       19,451,114
                                      ------------     ------------    -------------
     Total operating expenses            4,619,770        4,522,811       64,206,100
                                      ------------     ------------    -------------

     Operating income (loss)            (3,544,770)       9,932,501      (20,472,921)

Other income (expense):
  Interest income                          854,285          142,341        4,801,697
  Interest expense                         (21,870)         (46,011)        (639,288)
  Other                                     -                -                35,579
                                      ------------     ------------    -------------
     Total other income                    832,415           96,330        4,197,988
                                      ------------     ------------    -------------

     Income (loss) before tax expense   (2,712,355)      10,028,831      (16,274,933)


Income tax expense                                          200,000          850,000
                                      ------------     ------------    -------------

Net income (loss)                      $(2,712,355)     $ 9,828,831     $(17,124,933)
                                      ------------     ------------    -------------
                                      ------------     ------------    -------------


Net income (loss) per common share     $     (0.23)     $      1.16
                                      ------------     ------------
                                      ------------     ------------


Weighted average shares outstanding     11,866,000        8,463,800
                                      ------------     ------------
                                      ------------     ------------


                  See accompanying notes to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                              Statements of Cash Flows
                                     (Unaudited)

                                                           Three Months Ended March 31,     October 22, 1986,
                                                           -----------------------------  (inception) through
                                                               1997             1996         March 31, 1997
                                                           ------------     ------------  -------------------

Cash flows from operating activities:
  Net income (loss)                                        $(2,712,355)     $ 9,828,831      $(17,124,933)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                              225,000          170,000         3,411,241
    Gain on sale of equipment                                   -                -                (29,909)
    Issuance of stock in lieu of cash for services             119,600          175,150           798,054
    Amortization of deferred compensation                       -                63,875           766,500
    Decrease (increase) in receivables                         310,752            9,963          (104,456)
    Decrease (increase) in other assets                         (2,194)        (247,204)           (9,061)
    Increase (decrease) in accounts payable and
      accrued expenses                                          50,208          538,208           941,005
    Increase (decrease) in taxes payable                      (130,000)         200,000            20,000
    Increase (decrease) in deferred income                      -                15,938           500,000
                                                          ------------     ------------     -------------
      Net cash provided by (used in) operating activities   (2,138,989)      10,754,761       (10,831,559)

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements         (498,121)        (264,974)       (5,908,221)
  Proceeds from sale of equipment                               -                -              1,075,621
                                                          ------------     ------------     -------------
    Net cash used in investing activities                     (498,121)        (264,974)       (4,832,600)

Cash flows from financing activities:
  Proceeds from note payable to bank                            -                -                123,855
  Proceeds from issuance of preferred stock                     -                -             17,581,416
  Proceeds from issuance of common stock                       160,101        7,614,271        65,715,821
  Proceeds from long-term debt                                  -                -              1,166,434
  Principal payments on note payable to bank                    -                -               (123,855)
  Principal payments under capital lease obligations           (18,070)        (115,309)       (1,338,090)
  Principal payments on long-term debt                         (87,804)         (77,861)         (782,541)
  Repurchase of preferred stock                                 -                -               (300,000)
                                                          ------------     ------------     -------------
    Net cash provided by financing activities                   54,227        7,421,101        82,043,040
                                                          ------------     ------------     -------------

Net increase (decrease) in cash and cash equivalents        (2,582,883)      17,910,888        66,378,881

Cash and cash equivalents at beginning of period            68,961,764        8,039,625            -
                                                          ------------     ------------     -------------

Cash and cash equivalents at end of period                 $66,378,881      $25,950,513      $ 66,378,881
                                                          ------------     ------------     -------------
                                                          ------------     ------------     -------------



                       See accompanying notes to financial statements.

                              NPS PHARMACEUTICALS, INC.
                            (A Development Stage Company)

                              Statements of Cash Flows
                                     (Unaudited)

                                                           Three Months Ended March 31,     October 22, 1986,
                                                           -----------------------------  (inception) through
                                                               1997             1996         March 31, 1997
                                                           ------------     ------------  -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                     $    21,870      $    46,011      $    639,288
Cash paid for taxes                                            130,000          200,000      $    830,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                     34,035           -              1,434,689
Acquisition of leasehold improvements through
  incurrence of debt                                            -                -                197,304
Issuance of preferred stock for stock subscription
  receivable                                                    -                -              4,000,000
Accrual of deferred offering costs                              -                -                150,000


                   See accompanying notes to financial statements.

                              NPS Pharmaceuticals, Inc.
                            (A Development Stage Company)

                            Notes to Financial Statements
                                     (Unaudited)




(1) BASIS OF PRESENTATION

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1996 which includes the audited financial statements and the notes thereto for the year ended December 31, 1996.

(2) RECLASSIFICATIONS

    Certain amounts in 1996 have been reclassified to conform with 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 UNDER THE HEADING "RISK FACTORS".

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through March 31, 1997, of $17.1 million net of cumulative revenues from research and license agreements of $43.7 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its licensees, to complete development of its products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

    Revenues were $1.1 million for the first quarter of 1997 compared to $14.5 million for the first quarter of 1996. The decrease in revenues was primarily due to the receipt by NPS in the first quarter of 1996 of a one time $10 million license fee from Amgen Inc. ("Amgen"), following execution and closing of a definitive license and development agreement for NPS compounds in the filed of hyperparathyroidism and a $3 million milestone payment from SmithKline Beecham Corporation ("SmithKline Beecham"), each of these payments are non-recurring. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under the separate agreements with these parties.

    Research and development expenses were $3.4 million compared to $3.2 million for the three months ended March 31, 1997 and 1996, respectively. Research and development expenses are expected to increase significantly in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or and/or acquires licenses for technology from academia or research institutions and hires more research and development personnel.

    General and administrative expenses were $1.2 million for the three months ended March 31,1997, compared to $1.3 million for same period in 1996. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support research and development activities.

    Interest income increased to $854,000 for the first quarter of 1997 from $142,000 for the first quarter of 1996 primarily due to a higher average cash balance during the first quarter of 1997 resulting from the net proceeds of the follow-on offering of stock in May 1996. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31,1997, the Company had recognized $43.7 million of cumulative revenues from research and license agreements and $84.6 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $66.4 million at March 31, 1997.

    The Company receives quarterly payments under its agreements with the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") and SmithKline Beecham to support the Company's research efforts in hyperparathyroidism ("HPT") and osteoporosis, respectively. The Kirin payments are $500,000 per quarter through June 30, 1997 and $250,000 per quarter thereafter through the remaining three years of the research term of the Kirin agreement. The scheduled expiration date of the SmithKline Beecham agreement is October 31, 1997 and NPS expects to receive $475,000 per quarter through that date from SmithKline Beecham. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for costs incurred by the Company for designation of NPS personnel to be able to participate in the development of a compound for primary HPT in the Amgen territory, with such participation occurring under the direction of Amgen. The Company could receive future payments of up to $51.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before the scheduled expiration date by the respective licensee. Therefore, no assurance can be given that any future milestone or research or development support payments will be received thereunder.

    The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic or research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 1997, the Company had a total commitment of approximately $945,000 for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

    As of March 31, 1997, the Company's net investment in leasehold improvements, equipment and furnishings was $3.1 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $678,000 as of March 31, 1997. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

    The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments from its licensees will be sufficient to enable it to maintain its current and planned operations through at least 1999. However, actual needs are dependent on numerous factors, including the progress of the Company's research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS which may be derived from current research and development efforts and perform research and development activities in additional areas. In addition, if Amgen terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a drug for HPT in the Amgen territory.

    NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company intends to seek additional funding through corporate collaborations and licensing agreements. The Company may also seek additional funding through public or private financing. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements with licensees or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

CERTAIN BUSINESS RISKS

    The Company is currently in the early stage of product development. NPS R-568 is the only product candidate currently under development by the Company and its licensees that is in human clinical trials. There is no guarantee that NPS R-568 will prove to be safe or efficacious, that back-up or later generation compounds will be identified, or that the Company's licensees will pursue development of NPS R-568 or back-up or later generation compounds. All of the Company's remaining technologies are new and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is entirely dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

    Other risks that may cause actual results to differ from those projected include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's's lack of marketing capabilities, the uncertainty of third-party reimbursement, the Company's dependence on key personnel and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's SEC filings, including the Risk Factors in the Company's Annual Report on Form 10-K.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    May 5, 1997                        NPS PHARMACEUTICALS, INC.



                                  By:       /s/ James U. Jensen
                                     -------------------------------------------
                                       James U. Jensen
                                       Vice President, Corporate Development and
                                       Legal Affairs
                                       (Executive Officer)



                                  By:       /s/ Robert K. Merrell
                                     -------------------------------------------
                                       Robert K. Merrell
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)