Form 10-Q
period 1997-06-30
NPS PHARMACEUTICALS INC
filed 1997-08-14
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q



(Mark One)

    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1997 or

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

     Yes   x       No
         ------       ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at June 30, 1997
            -----                        ----------------------------
    Common Stock $.001 par value                   11,928,574
    Preferred Stock $.001 par value                    -0-

                              NPS PHARMACEUTICALS, INC.

                                  TABLE OF CONTENTS

                                                             Page No.
PART I   FINANCIAL INFORMATION                               --------

         Item 1  Financial Statements

                 Balance Sheets                                  3

                 Statement of Operations                         4

                 Statement of Cash Flows                         5

                 Notes to Financial Statements                   7

         Item 2  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                      8


PART II  OTHER INFORMATION

         Item 5   Other Information                             11

         Item 6   Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       EXHIBIT NO.

                       10.32*   Research and Development
                                Agreement between Systems
                                Integration Drug Discovery
                                Company, Inc. (doing business
                                as SIDDCO Inc.) and NPS
                                Pharmaceuticals, Inc.
         ____________________________
         * Confidential treatment has been requested with respect to this exhibit.

         (b)  Reports on Form 8-K - None

SIGNATURES                                                      12



                            NPS Pharmaceuticals, Inc.

                            NPS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 Balance Sheets

                                                 June 30,      December 31,
Assets                                             1997             1996
                                               -----------     ------------
                                               (Unaudited)       (Audited)
Current assets:
     Cash and cash equivalents                $  62,811,774   $  68,961,764
     Accounts receivable                            106,350         415,208
     Prepaid expenses                               343,750               -
                                              -------------   -------------
          Total current assets                   63,261,874      69,376,972

Plant and equipment:
     Equipment                                    3,997,884       3,259,376
     Leasehold improvements                       2,427,974       1,997,994
                                              -------------   -------------
                                                  6,425,858       5,257,370
     Less accumulated depreciation and
       amortization                               2,987,665       2,477,665
                                              -------------   -------------
          Net plant and equipment                 3,438,193       2,779,705

Other assets                                          5,461           3,267
                                              -------------   -------------
                                              $  66,705,528   $  72,159,944
                                              -------------   -------------
                                              -------------   -------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations
       under capital leases                   $      43,377   $      53,339
     Current installments of long-term debt         392,517         369,467
     Accounts payable                               565,000         619,120
     Accrued expenses                               294,592         271,677
     Deferred income                                250,000         500,000
     Income tax payable                              20,000         150,000
                                              -------------   -------------
          Total current liabilities               1,565,486       1,963,603

Obligations under capital leases, excluding
  current installments                               35,690          27,295
Long-term debt, excluding current installments       97,905         299,534
                                              -------------   -------------
          Total liabilities                       1,699,081       2,290,432

Stockholders' equity:
     Common stock                                    11,929          11,807
     Additional paid-in capital                  84,618,270      84,270,283
     Deficit accumulated during development
        stage                                   (19,623,752)    (14,412,578)
                                              -------------   -------------
          Net stockholders' equity               65,006,447      69,869,512
                                              -------------   -------------
                                              $  66,705,528   $  72,159,944
                                              -------------   -------------
                                              -------------   -------------


                  See accompanying note to financial statements.

                            NPS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)

                                                                                          October 22,
                                                                                             1986
                                                                                          (inception)
                               Three Months Ended June 30,   Six Months Ended June 30,      through
                              ---------------------------   --------------------------      June 30,
                                   1997          1996           1997         1996             1997
                              ------------   -----------    -----------   -----------     -----------
Revenues from research
and license agreements         $ 1,075,000   $ 1,410,625    $ 2,150,000   $15,865,937     $44,808,179


Operating expenses:
  Research and development       3,143,548     2,642,285      6,544,461     5,818,186      47,863,535
  General and administrative     1,314,918     1,331,062      2,533,775     2,677,972      20,801,031
                              ------------   -----------    -----------   -----------     -----------
    Total operating expenses     4,458,466     3,973,347      9,078,236     8,496,158      68,664,566

                              ------------   -----------    -----------   -----------     -----------
    Operating income (loss)     (3,383,466)   (2,562,722)    (6,928,236)    7,369,779     (23,856,387)

Other income (expense):
  Interest income                  903,787       654,910      1,758,072       797,251       5,705,484
  Interest expense                 (19,140)      (32,421)       (41,010)      (78,432)       (658,428)
  Other                                                -                            -          35,579
                              ------------   -----------    -----------   -----------     -----------
    Total other income             884,647       622,489      1,717,062       718,819       5,082,635

                              ------------   -----------    -----------   -----------     -----------
    Income (loss) before taxes  (2,498,819)   (1,940,233)    (5,211,174)    8,088,598     (18,773,752)

Income tax expense                       -             -              -       200,000         850,000

Net income (loss)              $(2,498,819)  $(1,940,233)   $(5,211,174)   $7,888,598    $(19,623,752)
                              ------------   -----------    -----------   -----------     -----------
                              ------------   -----------    -----------   -----------     -----------


Net income (loss) per
common share                   $     (0.21)  $     (0.19)   $     (0.44)   $     0.79
                              ------------   -----------    -----------   -----------
                              ------------   -----------    -----------   -----------


Weighted average shares
outstanding                     11,901,000    10,447,000     11,883,000     9,964,400
                              ------------   -----------    -----------   -----------
                              ------------   -----------    -----------   -----------

                  See accompanying note to financial statements.

                            NPS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)


                                                     Six Months Ended June 30,         October 22, 1986
                                                   -----------------------------     (inception) through
                                                         1997           1996            June 30, 1997
                                                   -------------    ------------    --------------------
Cash flows from operating activities:
  Net income (loss)                                $  (5,211,174)   $  7,888,598      $  (19,623,752)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                        510,000         370,000           3,696,241
    Gain on sale of equipment                                  -               -             (29,909)
    Issuance of stock in lieu of cash for services       119,600         319,400             798,054
    Amortization of deferred compensation                      -         127,750             766,500
    Decrease (increase) in receivables                   308,858        (390,410)           (106,350)
    Decrease (increase) in other assets                 (345,944)              -            (352,811)
    Increase (decrease) in accounts payable and
      accrued expenses                                   (31,205)       (373,479)            859,592
    Increase (decrease) in taxes payable                (130,000)        200,000              20,000
    Increase (decrease) in deferred income              (250,000)        (78,750)            250,000
                                                   -------------    ------------       -------------
      Net cash provided by (used in) operating
      activities                                      (5,029,865)      8,063,109         (13,722,435)

Cash flows from investing activities:
  Net purchase of marketable investment securities             -      (8,620,078)                  -
  Acquisition of equipment and leasehold improvements (1,134,453)       (411,006)         (6,544,553)
  Proceeds from sale of equipment                              -               -           1,075,621
                                                   -------------    ------------       -------------
    Net cash used in investing activities             (1,134,453)     (9,031,084)         (5,468,932)

Cash flows from financing activities:
  Proceeds from note payable to bank                           -               -             123,855
  Proceeds from issuance of preferred stock                    -               -          17,581,416
  Proceeds from issuance of common stock                 228,509      55,700,535          65,784,229
  Proceeds from long-term debt                                 -               -           1,166,434
  Principal payments on note payable to bank                   -               -            (123,855)
  Principal payments under capital lease obligations     (35,602)       (306,322)         (1,355,622)
  Principal payments on long-term debt                  (178,579)       (159,385)           (873,316)
  Repurchase of preferred stock                                -               -            (300,000)
                                                   -------------    ------------       -------------
    Net cash provided by financing activities             14,328      55,234,828          82,003,141
                                                   -------------    ------------       -------------

Net increase (decrease) in cash and cash equivalents  (6,149,990)     54,266,853          62,811,774

Cash and cash equivalents at beginning of period      68,961,764       8,039,625                   -
                                                   -------------    ------------       -------------

Cash and cash equivalents at end of period         $  62,811,774    $ 62,306,478       $  62,811,774
                                                   -------------    ------------       -------------
                                                   -------------    ------------       -------------


                  See accompanying note to financial statements.

                            NPS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)



                                                   Six Months Ended June 30,      October 22, 1986
                                                  --------------------------     (inception) through
                                                       1997         1996            June 30, 1997
                                                  ------------   -----------     -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                              $  41,010     $  78,432           $  658,428
Cash paid for taxes                                   130,000          -                 830,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                            34,035        32,500            1,434,689
Acquisition of leasehold improvements through
  incurrence of debt                                     -             -                 197,304
Issuance of preferred stock for stock subscription
  receivable                                             -             -               4,000,000
Accrual of deferred offering costs                       -             -                 150,000


                   See accompanying note to financial statements.

                            (A Development Stage Company)
                             Note to Financial Statements
                                     (Unaudited)




(1) BASIS OF PRESENTATION

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month period ended March 31,1997, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1996 which includes the audited financial statements and the notes thereto for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 UNDER THE HEADING "RISK FACTORS."

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through June 30, 1997, of $19.6 million net of cumulative revenues from research and license agreements of $44.8 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its licensees, to complete development of its products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

    Revenues were $1.1 million for the three-month period ended June 30, 1997 compared to $1.4 million for the three-month period ended June 30, 1996 and $2.2 million for the six-month period ended June 30, 1997 compared to $15.9 million for the same six-month period in 1996. The decrease in revenues for the six-month period was primarily due to the receipt by NPS in 1996 of a $10 million license fee from Amgen Inc. ("Amgen") and a $3 million milestone payment from SmithKline Beecham Corporation ("SmithKline Beecham"); these payments reflected one time events under agreements with these parties and are non-recurring. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under the separate agreements with these parties.

    Research and development expenses increased to $3.1 million for the three-month period ended June 30, 1997 from $2.6 million in the comparable period of 1996, and to $6.5 million for the six-month period ended June 30, 1997 from $5.8 million in the comparable period of 1996. Research and development expenses are expected to increase significantly in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology from academia or research institutions and hires more research and development personnel.

    General and administrative expenses were $1.3 million in both three-month periods ended September 30, 1997 and 1996, and $2.5 million compared to $2.7 million for the six-month periods ended September 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support research and development activities.

    Interest income increased to $904,000 and $1.8 million for the three-month and six-month periods ended June 30, 1997 respectively, from $655,000 and $798,000 for the same periods of 1996. The increases were primarily due to a higher average cash balance resulting from the net proceeds of the follow-on offering of stock completed in May 1996. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30,1997, the Company had recognized $44.8 million of cumulative revenues from research and license agreements and $84.6 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $62.8 million at June 30, 1997.

    The Company receives quarterly payments under its agreements with the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") and SmithKline Beecham to support the Company's research efforts in hyperparathyroidism ("HPT") and osteoporosis, respectively. The Kirin payments are scheduled to be $500,000 per quarter through June 30, 1997 and $250,000 per quarter thereafter through the remaining three years of the research term of the Kirin agreement. The scheduled expiration date of the SmithKline Beecham agreement is October 31, 1997 and NPS expects to receive $475,000 per quarter through that date from SmithKline Beecham. Amgen will reimburse the Company up to $400,000 per year for a period not to exceed five years for costs incurred by the Company for designation of NPS personnel to be able to participate in the development of a compound for primary HPT in the Amgen territory, with such participation occurring under the direction of Amgen.

    The Company could receive future payments of up to $51.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before the scheduled expiration date by the respective licensee. No assurance can be given that any future milestone or research or development support payments will be received from any of them or under any other licensing agreement then in effect.

    The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30, 1997, the Company had a total commitment of approximately $1.0 million for future research support payments. These commitments have been increased by $3.6 million due to the Research and Development Agreement with SIDDCO Inc. entered into on July 16, 1997. The Company expects to enter into additional sponsored research and license agreements in the future.

    As of June 30, 1997, the Company's net investment in leasehold improvements, equipment and furnishings was $3.4 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $569,000 as of June 30, 1997. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

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

CERTAIN BUSINESS RISKS

    The Company is currently in the early stage of product development. NPS R-568 and NPS 1506 are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS R-568 or NPS 1506 will prove to be safe or efficacious or that back-up or later generation compounds will be identified. All of the Company's remaining technologies are new and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is entirely dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

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

                                    PART II

ITEM 5.  OTHER INFORMATION

NEUROPROTECTION PROGRAM

    On July 25, 1997, the Company commenced Phase I clinical trials for the Company's lead compound, NPS 1506, selected by NPS from a class of proprietary compounds being developed for neuroprotection in stroke. The trial is being conducted with healthy volunteers to evaluate the safety and pharmacokinetics of various intravenous doses of the compound. The Company is seeking to establish a collaboration with another company for the development and commercialization of NPS 1506 and/or back-up or second generation compounds. There can be no assurance that NPS will be successful in finding a partner to collaborate with in the development and commercialization of NPS 1506 or that NPS 1506 or any other of the lead compounds will prove safe and effective, meet applicable regulatory standards or be successfully marketed.

SIDDCO AGREEMENT

    On July 16, 1997, the Company and Systems Integration Drug Discovery Company, Inc. ("SIDDCO") entered into a Research and Development Agreement (the "SIDDCO Agreement"). Under the SIDDCO Agreement, the companies will work together to develop combinatorial chemistry databases, identify novel compounds, develop automated chemical synthesis systems, and generate computational and analytical methods. The Company is obligated to pay to SIDDCO the sum of $1.2 million per year (on a quarterly basis) for a period of three years. The Company has the right to extend the SIDDCO Agreement for an additional two years at an adjusted rated based on SIDDCO costs at that time.

FINANCIAL ADVISOR AGREEMENT

    The Company entered into an exclusive financial advisor agreement with Vector Securities International, Inc. ("Vector") for a period of six months, with a possible extension of an additional six months, effective July 11, 1997. Under the terms of the agreement, Vector will assist the Company in evaluating and seeking potential acquisition, merger and/or joint venture candidates. The Company has not sought an evaluation or assistance for a sale of the Company nor does the agreement provide for such. Vector will also provide financial advisory services to the Company in the event the Company undertakes negotiations leading to an acquisition, merger and/or joint venture during the term of the agreement.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 6, 1997                     NPS PHARMACEUTICALS, INC.



                                            By:  /s/ JAMES U. JENSEN
                                               -----------------------------
                                                  James U. Jensen
                                                  Vice President, Corporate
                                                  Development and Legal
                                                  Affairs (Executive Officer)



                                            By:  /s/ ROBERT K. MERRELL
                                               -----------------------------
                                                  Robert K. Merrell
                                                  Vice President, Finance,
                                                  Chief Financial Officer
                                                  and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  INDEX TO EXHIBITS

Exhibit Number     Description of Document
--------------     -----------------------
      10.32*       Research and Development Agreement between Systems
                   Integration Drug Discovery Company, Inc. (doing business as
                   SIDDCO Inc.) and NPS Pharmaceuticals, Inc.

____________________
    * Confidential treatment has been requested with respect to this exhibit.