Form 10-Q/A
period 1997-06-30
NPS PHARMACEUTICALS INC
filed 1997-08-22
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 AMENDED FORM 10-Q/A
                                   Amendment No. 1



(Mark One)

    /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1997 or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to ________________

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

     Yes   x       No
         ------        -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at June 30, 1997
            -----                               ----------------------------
    Common Stock $.001 par value                           11,928,574
    Preferred Stock $.001 par value                           -0-

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

         Item 6    Exhibits and Reports on Form 8-K

         (a)       Exhibits

                   Exhibit No.
                   -----------
                   +10.32* Research and Development Agreement between Systems Integration Drug Discovery Company, Inc. (doing business as SIDDCO Inc.) and NPS Pharmaceuticals, Inc.
         ____________________________
         +    Previously filed.
         *    Confidential treatment has been requested with respect
              to this exhibit.

         (b)  Reports on Form 8-K - None

SIGNATURES                                                                12

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                                                       June 30,       December 31,
Assets                                                   1997             1996
                                                    ------------     -------------
                                                     (Unaudited)       (Audited)
Current assets:
     Cash and cash equivalents                      $ 62,811,774     $ 68,961,764
     Accounts receivable                                 106,350          415,208
     Prepaid expenses                                    343,750                -
                                                    ------------     ------------
          Total current assets                        63,261,874       69,376,972

Plant and equipment:
     Equipment                                         3,997,884        3,259,376
     Leasehold improvements                            2,427,974        1,997,994
                                                    ------------     ------------
                                                       6,425,858        5,257,370
     Less accumulated depreciation and amortization    2,987,665        2,477,665
                                                    ------------     ------------
          Net plant and equipment                      3,438,193        2,779,705

Other assets                                               5,461            3,267
                                                    ------------     ------------
                                                    $ 66,705,528     $ 72,159,944
                                                    ------------     ------------
                                                    ------------     ------------

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under
       capital leases                               $     43,377     $     53,339
     Current installments of long-term debt              392,517          369,467
     Accounts payable                                    565,000          619,120
     Accrued expenses                                    294,592          271,677
     Deferred income                                     250,000          500,000
     Income tax payable                                   20,000          150,000
                                                    ------------     ------------
          Total current liabilities                    1,565,486        1,963,603

Obligations under capital leases, excluding
  current installments                                    35,690           27,295
Long-term debt, excluding current installments            97,905          299,534
                                                    ------------     ------------
          Total liabilities                            1,699,081        2,290,432

Stockholders' equity:
     Common stock                                         11,929           11,807
     Additional paid-in capital                       84,618,270       84,270,283
     Deficit accumulated during development stage    (19,623,752)     (14,412,578)
                                                    ------------     ------------
          Net stockholders' equity                    65,006,447       69,869,512
                                                    ------------     ------------
                                                    $ 66,705,528     $ 72,159,944
                                                    ------------     ------------
                                                    ------------     ------------

           See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)


                                                                                                   October 22,
                                                                                                      1986
                                                                                                   (inception)
                                 Three Months Ended June 30,       Six Months Ended June 30,         through
                                ----------------------------    ------------------------------       June 30,
                                    1997             1996            1997             1996             1997
                                ------------    ------------    ------------     -------------    -------------
Revenues from research
and license agreements          $  1,075,000    $  1,410,625    $  2,150,000      $ 15,865,937    $  44,808,179

Operating expenses:
  Research and development         3,143,548       2,642,285       6,544,461         5,818,186       47,863,535
  General and administrative       1,314,918       1,331,062       2,533,775         2,677,972       20,801,031
                                ------------    ------------    ------------     -------------    -------------
    Total operating expenses       4,458,466       3,973,347       9,078,236         8,496,158       68,664,566

                                ------------    ------------    ------------     -------------    -------------
    Operating income (loss)       (3,383,466)     (2,562,722)     (6,928,236)        7,369,779      (23,856,387)

Other income (expense):
  Interest income                    903,787         654,910       1,758,072           797,251        5,705,484
  Interest expense                   (19,140)        (32,421)        (41,010)          (78,432)        (658,428)
  Other                                                    -                                 -           35,579
                                ------------    ------------    ------------     -------------    -------------
    Total other income               884,647         622,489       1,717,062           718,819        5,082,635

                                ------------    ------------    ------------     -------------    -------------
    Income (loss) before taxes    (2,498,819)     (1,940,233)     (5,211,174)        8,088,598      (18,773,752)

Income tax expense                         -               -               -           200,000          850,000

                                ------------    ------------    ------------     -------------    -------------
Net income (loss)               $ (2,498,819)   $ (1,940,233)   $ (5,211,174)     $  7,888,598    $ (19,623,752)
                                ------------    ------------    ------------     -------------    -------------
                                ------------    ------------    ------------     -------------    -------------


Net income (loss) per
common share                    $      (0.21)   $      (0.19)   $      (0.44)     $      0.79
                                ------------    ------------    ------------     -------------
                                ------------    ------------    ------------     -------------


Weighted average shares
outstanding                       11,901,000      10,447,000      11,883,000        9,964,400
                                ------------    ------------    ------------     -------------
                                ------------    ------------    ------------     -------------


           See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)


                                                               Six Months Ended June 30,      October 22, 1986
                                                            ------------------------------  (inception) through
                                                                1997             1996          June 30, 1997
                                                            ------------     -------------  -------------------
Cash flows from operating activities:
  Net income (loss)                                         $ (5,211,174)    $   7,888,598    $ (19,623,752)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                510,000           370,000        3,696,241
    Gain on sale of equipment                                          -                 -          (29,909)
    Issuance of stock in lieu of cash for services               119,600           319,400          798,054
    Amortization of deferred compensation                              -           127,750          766,500
    Decrease (increase) in receivables                           308,858          (390,410)        (106,350)
    Decrease (increase) in other assets                         (345,944)                -         (352,811)
    Increase (decrease) in accounts payable and
      accrued expenses                                           (31,205)         (373,479)         859,592
    Increase (decrease) in taxes payable                        (130,000)          200,000           20,000
    Increase (decrease) in deferred income                      (250,000)          (78,750)         250,000
                                                            ------------     -------------    -------------
      Net cash provided by (used in) operating activities     (5,029,865)        8,063,109      (13,722,435)

Cash flows from investing activities:
  Net purchase of marketable investment securities                     -        (8,620,078)               -
  Acquisition of equipment and leasehold improvements         (1,134,453)         (411,006)      (6,544,553)
  Proceeds from sale of equipment                                      -                 -        1,075,621
                                                            ------------     -------------    -------------
    Net cash used in investing activities                     (1,134,453)       (9,031,084)      (5,468,932)

Cash flows from financing activities:
  Proceeds from note payable to bank                                   -                 -          123,855
  Proceeds from issuance of preferred stock                            -                 -       17,581,416
  Proceeds from issuance of common stock                         228,509        55,700,535       65,784,229
  Proceeds from long-term debt                                         -                 -        1,166,434
  Principal payments on note payable to bank                           -                 -         (123,855)
  Principal payments under capital lease obligations             (35,602)         (306,322)      (1,355,622)
  Principal payments on long-term debt                          (178,579)         (159,385)        (873,316)
  Repurchase of preferred stock                                        -                 -         (300,000)
                                                            ------------     -------------    -------------
    Net cash provided by financing activities                     14,328        55,234,828       82,003,141
                                                            ------------     -------------    -------------

Net increase (decrease) in cash and cash equivalents          (6,149,990)       54,266,853       62,811,774

Cash and cash equivalents at beginning of period              68,961,764         8,039,625               -
                                                            ------------     -------------    -------------

Cash and cash equivalents at end of period                  $ 62,811,774     $  62,306,478    $ 62,811,774
                                                            ------------     -------------    -------------
                                                            ------------     -------------    -------------


           See accompanying note to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            Statements of Operations
                                  (Unaudited)


                                                               Six Months Ended June 30,      October 22, 1986
                                                            ------------------------------  (inception) through
                                                                1997             1996          June 30, 1997
                                                            ------------     -------------  -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                        $  41,010        $  78,432        $   658,428
Cash paid for taxes                                             130,000                -            830,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                      34,035           32,500          1,434,689
Acquisition of leasehold improvements through
  incurrence of debt                                                  -                -            197,304
Issuance of preferred stock for stock subscription
  receivable                                                          -                -          4,000,000
Accrual of deferred offering costs                                    -                -            150,000



           See accompanying note to financial statements.

                          NPS Pharmaceuticals, Inc.
                        (A Development Stage Company)
                         Note to Financial Statements
                                 (Unaudited)


(1) BASIS OF PRESENTATION

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month and six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1996 which includes the audited financial statements and the notes thereto for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

    Revenues were $1.1 million for the three-month period ended June 30, 1997 compared to $1.4 million for the three-month period ended June 30, 1996 and $2.2 million for the six-month period ended June 30, 1997 compared to $15.9 million for the same six-month period in 1996. The decrease in revenues for the six-month period was primarily due to the receipt by NPS in 1996 of a $10 million license fee from Amgen Inc. ("Amgen") and a $3 million milestone payment from SmithKline Beecham Corporation ("SmithKline Beecham"); these payments reflected one time events under agreement with these parties and are non-recurring. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under the separate agreements with these parties.

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

CERTAIN BUSINESS RISKS

    The Company is currently in the early stage of product development. NPS R-568 and NPS 1506 are the only product candidates under development by the Company or its licensees that ares in human clinical trials. There is no guarantee that NPS R-568 or NPS 1506 will prove to be safe or efficacious or that back-up or later generation compounds will be identified. All of the Company's remaining technologies are new and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is entirely dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

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

                                       PART II

ITEM 5.  OTHER INFORMATION

NEUROPROTECTION PROGRAM

    On July 25, 1997, the Company commenced Phase I clinical trials for the Company's lead compound, NPS 1506, selected by NPS from a class of proprietary compounds being developed for neuroprotection in stroke. The trail is being conducted with healthy volunteers to evaluate the safety and pharmacokinetics of various intravenous doses of the compound. The Company is seeking to establish a collaboration with another company for the development and commercialization of NPS 1506 and/or back-up or second generation compounds. There can be no assurance that NPS will be successful in finding a partner to collaborate in the development and commercialization of NPS 1506 or that NPS 1506 or any other of the lead compounds will prove safe and effective, meet applicable regulatory standards or be successfully marketed.

SIDDCO AGREEMENT

    On July 16, 1997 the Company and Systems Integration Drug Discovery Company, Inc. ("SIDDCO") entered into a Research and Development Agreement (the "SIDDCO Agreement"). Under the SIDDCO Agreement, the companies will work together to develop combinatorial chemistry databases, identify novel compounds, develop automated chemical synthesis systems, and generate computational and analytical methods. The Company is obligated to pay to SIDDCO the sum of $1.2 million per year (on a quarterly basis) for a period of three years. The Company has the right to extend the SIDDCO Agreement for an additional two years at an adjusted rate based on SIDDCO costs at that time.

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


Date:    August 20, 1997          NPS PHARMACEUTICALS, INC.



                                  By:      /S/ JAMES U. JENSEN
                                     ---------------------------------------
                                       James U. Jensen
                                       Vice President, Corporate Development
                                       and Legal Affairs
                                       (Executive Officer)



                                  By:      /S/ ROBERT K. MERRELL
                                     ---------------------------------------
                                       Robert K. Merrell
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  INDEX TO EXHIBITS


Exhibit Number     Description of Document
--------------     -----------------------
   +10.32*         Research and Development Agreement between Systems
                   Integration Drug Discovery Company, Inc. (doing business as SIDDCO Inc.) and NPS Pharmaceuticals, Inc.

____________________
    +    Previously filed.
    * Confidential treatment has been requested with respect to this exhibit.