Form 10-Q
period 1997-09-30
NPS PHARMACEUTICALS INC
filed 1997-11-13
CIK 890465

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                      FORM 10-Q



(Mark One)

    /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1997 or

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

     Yes   x       No
        -------      -------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at September 30, 1997
              -----                      ---------------------------------

    Common Stock $.001 par value                     12,006,241
    Preferred Stock $.001 par value                    -0-

                              NPS PHARMACEUTICALS, INC.

                                  TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1    Financial Statements

                   Balance Sheets                                            3

                   Statement of Operations                                   4

                   Statement of Cash Flows                                   5

                   Notes to Financial Statements                             7

         Item 2    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8


PART II  OTHER INFORMATION

         Item 5    Other Information                                        10

         Item 6    Exhibits and Reports on Form 8-K                         11

                   (a)  Exhibits

                   (b)  Reports on Form 8-K

SIGNATURES                                                                  11

                             NPS PHARMACEUTICALS, INC.
                           (A Development Stage Company)

                                  Balance Sheets



                                                   September 30,    December 31,
Assets                                                 1997             1996
                                                 ---------------    ------------
                                                   (Unaudited)        (Audited)
Current assets:
    Cash and cash equivalents                    $  58,983,187    $  68,961,764
    Accounts receivable                                100,462          415,208
    Prepaid expenses                                   312,500                -
                                                 -------------    -------------
      Total current assets                          59,396,149       69,376,972

Plant and equipment:
    Equipment                                        4,751,738        3,259,376
    Leasehold improvements                           2,522,939        1,997,994
                                                 -------------    -------------
                                                     7,274,677        5,257,370
    Less accumulated depreciation and
      amortization                                   3,312,665        2,477,665
                                                 -------------    -------------
      Net plant and equipment                        3,962,012        2,779,705

Other assets                                             5,461            3,267
                                                 -------------    -------------
                                                 $  63,363,622    $  72,159,944
                                                 -------------    -------------
                                                 -------------    -------------
Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of obligations under
     capital leases                              $      42,688     $     53,339
    Current installments of long-term debt             338,289          369,467
    Accounts payable                                 1,089,784          619,120
    Accrued expenses                                   366,526          271,677
    Deferred income                                    250,000          500,000
    Income tax payable                                  20,000          150,000
                                                 -------------    -------------
      Total current liabilities                      2,107,287        1,963,603

Obligations under capital leases, excluding
  current installments                                  66,460           27,295
Long-term debt, excluding current installments          58,281          299,534
                                                 -------------    -------------
      Total liabilities                              2,232,028        2,290,432

Stockholders' equity:
    Common stock                                        12,006           11,807
    Additional paid-in capital                      84,777,779       84,270,283
    Deficit accumulated during development stage   (23,658,191)     (14,412,578)
                                                 -------------    -------------
      Net stockholders' equity                      61,131,594       69,869,512
                                                 -------------    -------------
                                                 $  63,363,622    $  72,159,944
                                                 -------------    -------------
                                                 -------------    -------------

                   See accompanying note to financial statements.

                             NPS PHARMACEUTICALS, INC.
                           (A Development Stage Company)

                              Statements of Operations
                                    (Unaudited)

                                                                                                          October 22,
                                                                                                              1986
                                                                                                          (inception)
                               Three Months Ended September 30,     Nine Months Ended September 30,         through
                               --------------------------------     -------------------------------      September 30,
                                      1997           1996                1997            1996                 1997
                               ---------------- ---------------     -------------  ----------------      -------------
Revenues from research
and license agreements          $   825,000     $  1,330,768        $  2,975,000   $ 17,196,705         $  45,633,179


Operating expenses:
  Research and development        4,019,319        2,414,393          10,563,780      8,232,579            51,882,854
  General and administrative      1,655,629        1,246,247           4,189,404      3,924,219            22,456,660
                                -----------     ------------        ------------   ------------         -------------
     Total operating expenses     5,674,948        3,660,640          14,753,184     12,156,798            74,339,514
                                -----------     ------------        ------------   ------------         -------------
     Operating income (loss)     (4,849,948)      (2,329,872)        (11,778,184)     5,039,907           (28,706,335)

Other income (expense):
  Interest income                   830,629          939,954           2,588,701      1,737,205             6,536,113
  Interest expense                  (15,120)         (31,082)            (56,130)      (109,514)             (673,548)
  Other                                   -                -                   -              -                35,579
                                -----------     ------------        ------------   ------------         -------------
     Total other income             815,509          908,872           2,532,571      1,627,691             5,898,144
                                -----------     ------------        ------------   ------------         -------------
     Income (loss) before taxes  (4,034,439)      (1,421,000)         (9,245,613)     6,667,598           (22,808,191)

Income tax expense                        -                -                   -        200,000               850,000
                                -----------     ------------        ------------   ------------         -------------
Net income (loss)               $(4,034,439)    $ (1,421,000)       $ (9,245,613)  $  6,467,598         $ (23,658,191)
                                -----------     ------------        ------------   ------------         -------------
                                -----------     ------------        ------------   ------------         -------------

Net income (loss) per
common share                    $     (0.34)    $      (0.12)       $      (0.78)  $       0.59
                                -----------     ------------        ------------   ------------
                                -----------     ------------        ------------   ------------

Weighted average shares
outstanding                      11,974,800       11,765,600          11,914,300     10,896,800
                                -----------     ------------        ------------   ------------
                                -----------     ------------        ------------   ------------

                   See accompanying note to financial statements.

                             NPS PHARMACEUTICALS, INC.
                           (A Development Stage Company)

                              Statements of Cash Flows
                                    (Unaudited)

                                                                Nine Months Ended September 30,     October 22, 1986
                                                                -------------------------------   (inception) through
                                                                    1997               1996        September 30, 1997
                                                                ------------       ------------    ------------------
Cash flows from operating activities:
  Net income (loss)                                           $  (9,245,613)      $  6,467,598      $  (23,658,191)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                   835,000            580,000           4,021,241
    Gain on sale of equipment                                             -                  -             (29,909)
    Issuance of stock in lieu of cash for services                  128,100            319,400             806,554
    Amortization of deferred compensation                                 -            191,625             766,500
    Decrease (increase) in receivables                              314,746           (174,305)           (100,462)
    Decrease (increase) in other assets                            (314,694)             2,300            (321,561)
    Increase (decrease) in accounts payable and
      accrued expenses                                              565,513           (398,489)          1,456,310
    Increase (decrease) in taxes payable                           (130,000)            45,938              20,000
    Increase (decrease) in deferred income                         (250,000)           200,000             250,000
                                                              -------------       ------------      --------------
      Net cash provided by (used in) operating activities        (8,096,948)         7,234,067         (16,789,518)

Cash flows from investing activities:
  Net purchase of marketable investment securities                        -         (9,027,796)                  -
  Acquisition of equipment and leasehold improvements            (1,935,572)          (774,178)         (7,345,672)
  Proceeds from sale of equipment                                         -                  -           1,075,621
                                                              -------------       ------------      --------------
      Net cash used in investing activities                      (1,935,572)        (9,801,974)         (6,270,051)

Cash flows from financing activities:
  Proceeds from note payable to bank                                      -                  -             123,855
  Proceeds from issuance of preferred stock                               -                  -          17,581,416
  Proceeds from issuance of common stock                            379,595         55,732,633          65,935,315
  Proceeds from long-term debt                                            -                  -           1,166,434
  Principal payments on note payable to bank                              -                  -            (123,855)
  Principal payments under capital lease obligations                (53,221)          (393,297)         (1,373,241)
  Principal payments on long-term debt                             (272,431)          (243,640)           (967,168)
  Repurchase of preferred stock                                           -                  -            (300,000)
                                                              -------------       ------------      --------------
      Net cash provided by financing activities                      53,943         55,095,696          82,042,756
                                                              -------------       ------------      --------------

Net increase (decrease) in cash and cash equivalents             (9,978,577)        52,527,789          58,983,187

Cash and cash equivalents at beginning of period                 68,961,764          8,039,625                   -
                                                              -------------       ------------      --------------
Cash and cash equivalents at end of period                    $  58,983,187       $ 60,567,414      $   58,983,187
                                                              -------------       ------------      --------------
                                                              -------------       ------------      --------------

                 See accompanying note to financial statements.

                             NPS PHARMACEUTICALS, INC.
                           (A Development Stage Company)

                              Statements of Cash Flows
                                    (Unaudited)

                                                                Nine Months Ended September 30,     October 22, 1986
                                                                -------------------------------   (inception) through
                                                                    1997               1996        September 30, 1997
                                                                ------------       ------------    ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                        $      56,130       $     31,311      $      673,548
Cash paid for taxes                                                 130,000                  -             830,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                          81,735             62,945           1,482,389
Acquisition of leasehold improvements through
  incurrence of debt                                                      -                  -             197,304
Issuance of preferred stock for stock subscription
  receivable                                                              -                  -           4,000,000
Accrual of deferred offering costs                                        -                  -             150,000


                 See accompanying note to financial statements.

                           NPS Pharmaceuticals, Inc.
                         (A Development Stage Company)
                          Note to Financial Statements
                                  (Unaudited)




(1) BASIS OF PRESENTATION

    The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three month and nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1996 which includes the audited financial statements and the notes thereto for the year ended December 31, 1996.

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

    Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through September 30, 1997, of $23.7 million net of cumulative revenues from research and license agreements of $45.6 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its licensees, to complete development of its products, to obtain required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

    Revenues were $825,000 for the three-month period ended September 30, 1997 compared to $1.3 million for the three-month period ended September 30, 1996 and $3.0 million for the nine-month period ended September 30, 1997 compared to $17.2 million for the same nine-month period in 1996. The decrease in revenues for the nine-month period was primarily due to the receipt by NPS in 1996 of a $10 million license fee from Amgen Inc. ("Amgen") and a $3 million milestone payment from SmithKline Beecham Corporation ("SmithKline Beecham"); these payments reflected one time events under agreement with these parties and are non-recurring. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under the separate agreements with these parties.

    Research and development expenses increased to $4.0 million for the three-month period ended September 30, 1997 from $2.4 million in the comparable period of 1996, and to $10.6 million for the nine-month period ended September 30, 1997 from $8.2 million in the comparable period of 1996. Research and development expenses are expected to increase significantly in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology from academia or research institutions and hires more research and development personnel.

    General and administrative expenses were $1.7 million compared to $1.2 million for the three-month periods ended September 30, 1997 and 1996, respectively, and $4.2 million compared to $3.9 million for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support research and development activities.

    Interest income was $831,000 and $2.6 million for the three-month and nine-month periods ended September 30, 1997 respectively, compared to $940,000 and $1.7 million for the same periods of 1996. Interest income decreased in the comparable three-month periods because there has been a net outflow of cash during 1997 and cash balances were lower during that period in 1997 than they were in 1996. The increase in 1997 for the nine-month period was primarily due to a higher average cash balance during the first five months of 1997 than the first five months of 1996 resulting from the net proceeds of the follow-on offering of stock completed in May 1996. The

Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30,1997, the Company had recognized $45.6 million of cumulative revenues from research and license agreements and $84.8 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $59.0 million at September 30, 1997.

    The Company receives quarterly payments under its agreements with the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") and SmithKline Beecham to support the Company's research efforts in hyperparathyroidism ("HPT") and osteoporosis, respectively. The Kirin payments are scheduled to be $250,000 per quarter through June 2000, the scheduled expiration of the supported research term of the Kirin agreement. The scheduled expiration date of the SmithKline Beecham supported research agreement was October 31, 1997 but it has been extended through November 30, 1997 while the parties finalize details of a longer term amendment and extension. There can be no assurance that the Company and SmithKline Beecham will sign an agreement and extension or that if an agreement is reached that the terms and conditions of such agreement will be comparable to the terms of the current agreement. NPS expects to receive $475,000 per quarter through November 30, 1997, from SmithKline Beecham. Amgen is scheduled to reimburse the Company up to $400,000 per year through December 2000 for costs incurred by the Company for designation of NPS personnel to be available to participate in the development of a compound for primary HPT in the Amgen territory, with such participation occurring under the direction of Amgen.

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

    The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 1997, the Company had a total commitment of approximately $4.0 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

    As of September 30, 1997, the Company's net investment in leasehold improvements, equipment and furnishings was $4.0 million. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $506,000 as of September 30, 1997, of which $480,000 is classified as short term. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

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

    NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company is presently seeking additional funding for certain of its non-licensed programs through corporate collaborations and licensing agreements. The Company may also seek additional funding through public or private financing. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

CERTAIN BUSINESS RISKS

    The Company is currently in the early stage of product development. NPS R-568 and NPS 1506 are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS R-568 or NPS 1506 will prove to be safe or efficacious or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that such compounds will be found to be safe, effective or marketable. All of the Company's remaining technologies are new and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is entirely dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

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

                                       PART II

ITEM 5.  OTHER INFORMATION

OSTEOPOROSIS PROGRAM

    On November 4, 1997, the Company announced that its existing agreement with SmithKline Beecham has been extended for an additional month (through November 30, 1997) while the companies finalize details of a longer term amendment and extension.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.  None.

         (b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K, dated September 12, 1997, reporting the update of strategy for the ongoing development of the Company's novel drugs for treating primary and secondary hyperparathyroidism by Amgen Inc.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 1997        NPS PHARMACEUTICALS, INC.



                               By:    /S/ JAMES U. JENSEN
                                  ----------------------------------------------
                                       James U. Jensen
                                       Vice President, Corporate Development
                                       and Legal Affairs
                                       (Executive Officer)



                               By:    /S/ ROBERT K. MERRELL
                                  ----------------------------------------------
                                       Robert K. Merrell
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)