Form 10-K
period 1997-12-31
NPS PHARMACEUTICALS INC
filed 1998-03-31
CIK 890465

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-23272

                               ----------------

                           NPS PHARMACEUTICALS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              87-0439579
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

 420 CHIPETA WAY, SALT LAKE CITY, UTAH               84108-1256
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days. YES [X]   NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $86,364,224 as of February 27, 1998, based upon the closing price of $8.125 for the shares of the Company's Common Stock reported on The Nasdaq Stock Market on such date./1/

  The number of shares of Common Stock outstanding as of February 27, 1998 was 12,259,610.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Part III of this report on Form 10-K incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual
Meeting of Stockholders, to be held May 20, 1998, which will be filed with the Securities and Exchange Commission.
--------
/1/ Excludes 1,630,167 shares of Common Stock held by directors and officers as of February 27, 1998. The determination of affiliate status is not a conclusive determination for other purposes.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "BUSINESS--RISK FACTORS," AS WELL AS OTHER PARTS OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE UPDATES OR REVISIONS TO THESE STATEMENTS.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  NPS Pharmaceuticals, Inc. ("NPS" or the "Company") is engaged in the discovery and development of prescription drugs that are intended to be active on selected biological targets, including cell surface receptors, ion channels, and other metabolic pathways. The Company's three most advanced programs focus on the development of small molecule drugs for the treatment of hyperparathyroidism ("HPT"), osteoporosis and for neuroprotection in stroke and head trauma. The HPT and osteoporosis programs arose from the Company's pioneering work on a cell surface receptor termed the calcium receptor or the "calcium sensing receptor." This receptor detects levels of extracellular calcium and is involved in numerous bodily functions. NPS's neuroprotection program is based on the Company's work on small molecules with novel characteristics in their activity at the NMDA subtype of glutamate receptor-operated calcium channels. Additionally, the Company is pursuing several discovery programs that are extensions of its research in calcium receptors and ion channels, and is actively considering other late-stage development candidates for potential in-license or collaboration opportunities.

  In the field of HPT, NPS has established a research collaboration and license arrangement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. ("Kirin") and a development and license arrangement with Amgen Inc. ("Amgen"). In the field of osteoporosis, the Company has established a research collaboration and license arrangement with SmithKline Beecham Corporation ("SmithKline Beecham"). Kirin, Amgen and SmithKline Beecham are referred to herein as the "licensees." The licensees are responsible for all costs of product development in their respective territories and fields. As part of these arrangements, the licensees have paid to NPS an aggregate of $21.0 million in non-refundable license fees. Amgen, SmithKline Beecham, and S.R. One, Limited, an affiliate of SmithKline Beecham ("S.R. One") have also paid the Company an aggregate of $16.5 million for purchases of the Company's Common Stock. SmithKline Beecham is required to purchase an additional 453,000 shares of the Company's Common Stock by December 1999 if the research agreement is not terminated earlier. In addition, the licensees have made or have agreed to make up to an aggregate of $56.0 million in contingent milestone payments, of which $7.0 million has been paid to the Company through December 31, 1997. The licensees are also obligated to pay research and/or development support payments to the Company under certain circumstances. Approximately $11.5 million has been paid to the Company for such support through December 31, 1997. Each of the licensees is obligated to pay royalties to NPS upon relevant product sales. See "Risk Factors--Dependence on Collaborative Research and Licensee Relationships" and "Business-- Collaborative Research and License Agreements."

  HPT is a growing medical concern and is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of parathyroid hormone ("PTH"), leading to elevated levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression, and cognitive dysfunction. There are currently no pharmaceutical therapies for the treatment of major symptoms of primary HPT, with surgery in severe cases being the only effective treatment. Secondary HPT results from other disease states which are accompanied by excessive secretion of PTH. Secondary HPT is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss, bone pain, and chronic, severe itching. The Company believes that current drug therapy treatments for symptoms of secondary HPT, such as phosphate binders and calcitriol, have certain disadvantages. See "Product Development Programs--Hyperparathyroidism Program."

  Prior to entering into the arrangements with Kirin and Amgen, the Company had initiated and conducted four clinical trials of the Company's initial drug candidate NPS R-568 in the United States. Under the Amgen agreement, on March 18, 1996, Amgen acquired full authority and assumed full responsibility for the further development and commercialization of a drug for HPT in its territory. Amgen has informed the Company that it has since concluded dosing in a Phase II clinical trial using NPS R-568 in secondary HPT patients (patients on kidney dialysis) and is analyzing the data from that trial. Additionally, Amgen has announced publicly that it has commenced a Phase I safety trial of a second generation compound, with more favorable metabolism and kinetic profiles, licensed from the Company and directed toward the treatment of HPT. Effective June 30, 1995, Kirin acquired full authority and assumed full responsibility for the development of a calcimimetic drug program for HPT in Japan, China (including Hong Kong), North and South Korea, and Taiwan. Kirin commenced a Phase II clinical trial of NPS R-568 in Japan in December 1997 for which the Company earned a $2.0 million milestone payment.

  NPS is working with Amgen and Kirin to discover, identify, and characterize backup and second generation compounds for the treatment of HPT. There can be no assurance that the clinical trials will proceed as indicated or that a drug for the treatment of HPT will prove safe and effective, meet applicable regulatory standards or be successfully marketed. See "Risk Factors--Early Stage of Product Development" and "Risk Factors--Dependence on Collaborative Research and Licensee Relationships."

  In conjunction with SmithKline Beecham, NPS is also applying its calcium receptor technology to discover, identify, and characterize orally active therapeutics for the treatment of osteoporosis. Osteoporosis is an age-related disorder affecting more than 200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Among the elderly in particular, osteoporosis is a major cause of morbidity and mortality. Earlier, the Company pursued two approaches for the treatment of osteoporosis, stimulation of bone formation and suppression of bone resorption. The Company is now focused solely on the stimulation of bone formation. Most osteoporosis patients are first diagnosed only after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone loss, but that also builds new bone, would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, research efforts are being conducted by NPS and SmithKline Beecham seeking small molecules which will stimulate bone formation. In January 1996, the Company earned a milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program. In November 1997, the term of the research support obligation of SmithKline Beecham was extended for an additional period of up to three years.

  The Company is developing a chosen lead compound, called NPS 1506, from a new class of compounds which modulate certain calcium channels for neuroprotection in stroke and head trauma. The influx of calcium through glutamate receptor-operated calcium channels has been linked to a number of neurological disorders, including nerve cell death following stroke and head trauma. The Company's proprietary compounds antagonize the NMDA (N-methyl-D-aspartate) subtype of glutamate receptor-operated calcium channels ("NMDA receptor-operated calcium channels"), thereby reducing the influx of calcium. The Company believes that these compounds work through a novel mechanism and exhibit potentially advantageous pharmacological properties. These compounds demonstrated neuroprotectant activity in preclinical animal models of stroke and head trauma. In July 1997, the Company commenced Phase I clinical trials for NPS 1506 in healthy male volunteers. The trials are presently ongoing. The Company expects to announce results of these trials, as well as results from preclinical studies, in the first half of 1998. The Company continues to formulate its clinical development plan and expects to begin safety studies in stroke patients in the first half of 1998. There can be no assurance that NPS 1506 or any of the other lead compounds will advance through clinical development, will prove safe and effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Early Stage of Product Development."

  The Company is also actively engaged in several discovery programs that seek to identify molecular targets for the development of new drugs. Among these, the Company believes it has made significant discoveries with regard to novel forms of metabotropic glutamate receptors ("mGluRs"), and has identified small molecules active at these receptors. The Company believes that drugs acting at specific mGluRs may provide relevant therapies for a number of neurological disorders.

PRODUCT DEVELOPMENT PROGRAMS

  The Company's primary product development programs are centered around its calcium receptor technology. Clinical development of orally active compounds that target calcium receptors as drug therapies for HPT is being advanced by two licensees in separate territories; by Kirin, NPS's collaborator and licensee for Japan, China (including Hong Kong), North and South Korea, and Taiwan and by Amgen, the Company's licensee for the rest-of-the world. Together with SmithKline Beecham, the Company is pursuing orally active compounds targeting calcium receptors as drug therapies for osteoporosis. The Company is also pursuing in the clinic active compounds that target NMDA receptor-operated calcium channels as neuroprotectants to reduce neurological damage associated with stroke or head trauma. Additionally, the Company is seeking to in-license late-stage technologies in an effort to increase its preclinical and clinical product development portfolio.

  Calcium levels in the blood are tightly regulated. The Company's calcium receptor technology represents a novel method of regulating circulating calcium levels. Calcium receptors are the basis of a newly discovered mechanism by which certain cells detect and respond to small changes in the level of extracellular calcium. One key role of calcium receptors is to regulate secretion of PTH and calcitonin, two hormones that play opposing roles in bone and mineral metabolism. The Company believes that manipulation of PTH levels could be beneficial in the treatment of various disorders, such as HPT and osteoporosis. The Company has utilized its expertise in certain functional screening technologies and its proprietary recombinant cell lines in an effort to discover and develop orally active compounds that can directly manipulate the circulating levels of PTH by modulating the activities of calcium receptors. Compounds that mimic or potentiate the effect of extracellular calcium at calcium receptors are referred to as "calcimimetics" (agonists) while those that block the effect of calcium at such receptors are referred to as "calcilytics" (antagonists).

  NMDA receptor-operated calcium channels play critical roles in normal excitatory neurotransmission and are also recognized for their major role in events that lead to much of the neurological damage associated with stroke and with head trauma. Several pharmaceutical companies have recognized the potential of NMDA receptor-operated calcium channels as molecular targets. These companies have begun development of drugs to treat neurological disorders and have identified various lead compounds but no such drug has successfully completed clinical trials nor been marketed. Work in this field is all the more challenging because NMDA receptor-operated calcium channels are also the site of action of phencyclidine ("PCP" or "angel dust"), and most clinically tested compounds that target NMDA receptor-operated calcium channels exhibit undesirable PCP-like side effects (e.g. inducing symptoms of psychosis). NPS 1506 has not exhibited PCP-like effects in a variety of in vitro and in vivo studies in animals intended to identify PCP-like effects.

  The following chart summarizes the Company's product development programs:

 DEVELOPMENT PROGRAM        MOLECULAR TARGET         COMPOUND/STATUS      COMMERCIAL RIGHTS
 -------------------        ----------------         ---------------      -----------------
HYPERPARATHYROIDISM(1)
  Primary HPT           Parathyroid calcium       NPS R-568/Phase II;      Amgen, Kirin
                         receptor (calcimimetics)  Second Generation
                                                   Compound/Phase I;
                                                   Searching for and
                                                   evaluating later
                                                   generation
                                                   compounds(2)
  Secondary HPT         Parathyroid calcium       NPS R-568/Phase II;      Amgen, Kirin
                         receptor (calcimimetics)  Second Generation
                                                   Compound/Phase I
                                                   Searching for and
                                                   evaluating later
                                                   generation
                                                   compounds(2)
OSTEOPOROSIS
  Stimulation of bone   Parathyroid calcium       Preclinical Research(3)  SmithKline
   formation             receptor (calcilytics)                             Beecham/NPS(4)
NEUROPROTECTION
  Stroke, Head Trauma   NMDA receptor-operated    NPS 1506/Phase I(5)      NPS
                         calcium channel

--------
(1) Amgen and Kirin have assumed full authority and responsibility for development and commercialization of NPS R-568 and later generation compounds relating to HPT. The Company continues to work with Amgen and Kirin on identification of later generation compounds.
(2) See "Business--Hyperparathyroidism Program--Development Status."
(3) "Preclinical Research" refers to one or more active compounds or series of related active compounds that have met predetermined activity criteria in various in vitro and/or in vivo models. More extensive evaluation of lead compounds is undertaken to determine if they have the requisite properties to enter preclinical development.
(4) NPS has certain co-promotion rights in the United States. See "Business-- Collaborative Research and License Agreements--SmithKline Beecham Corporation."
(5) See "Business--Neuroprotection Program--NPS 1506--Development Status."

 Hyperparathyroidism Program

  Overview. HPT is a growing medical concern. It is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of PTH. PTH acts in the kidney and on bone to elevate the levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression, and cognitive dysfunction. Approximately 100,000 new patients are diagnosed with primary HPT in the United States each year. There are currently no pharmaceutical therapies for the treatment of primary HPT. In severe cases surgical removal of the affected parathyroid gland(s) from the neck region is presently the only effective treatment.

  Secondary HPT results from other disease states and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss, bone pain, and chronic, severe itching. Studies have also shown that secondary HPT develops early in the course of renal failure, before patients start dialysis. Current treatments for secondary HPT involve drug therapy with phosphate binders and/or calcitriol. The Company believes that these therapies have certain disadvantages. For example, phosphate binders are not well tolerated by many people and calcitriol often leads to hypercalcemia and hyperphosphatemia, which can exacerbate the underlying disease. In severe cases, surgery may be required to remove all or some of the parathyroid glands.

  The results of the research and preclinical and clinical trials conducted by the Company and its licensees, Kirin and Amgen, have led the Company to believe that calcimimetic compounds (calcium receptor agonists) could prove to be effective in treating both types of HPT. NPS is no longer conducting clinical trials in this field. Amgen and Kirin are now conducting further clinical trials to confirm this conclusion. The Company has entered into agreements with Amgen and Kirin relating to the development and commercialization of calcimimetic compounds for HPT. See "Business-- Collaborative Research and License Agreements."

  Development Status. Prior to entering into the respective agreements with Amgen and Kirin, the Company had commenced clinical trials of the initial product candidate, NPS R-568, in the United States. These trials included two Phase I safety and tolerance studies, a multisite, Phase I/II study in women with mild primary HPT and a pilot Phase I/II study in kidney dialysis patients with secondary HPT. In October 1996, Kirin initiated clinical trials for NPS R-568 in Japan and commenced a Phase II clinical trial in primary HPT with NPS R-568 in December 1997. Amgen has concluded dosing in a Phase II study of NPS R-568 in dialysis patients. As a result of more favorable metabolism and kinetic profiles, second generation calcimimetic compounds have been screened and evaluated. A Phase I safety trial of a second generation compound chosen by Amgen was commenced in 1997 and is ongoing. NPS is actively working with Amgen and Kirin to discover, identify, and characterize second generation compounds. Each compound that might be considered by Amgen and Kirin is subject to the same contractual provisions governing development and to the same royalty and milestone obligations as NPS R-568. There can be no assurance that clinical trials will proceed as indicated or that NPS R-568 or any other compound will prove safe and effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Early Stage of Product Development" and "Risk Factors--Dependence on Collaborative Research and Licensee Relationships."

 Osteoporosis Program

  Overview. Osteoporosis is an age-related disorder that affects more than 200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Osteoporosis is a major cause of morbidity and mortality among the elderly.

  Throughout life, bone undergoes constant remodeling that involves anabolic processes leading to bone formation and catabolic processes leading to bone resorption. The balance between these two types of processes determines whether there is net bone loss, net bone formation, or no net change. In osteoporosis, this balance has shifted in favor of bone resorption, resulting in net bone loss.

  Current drugs approved for the treatment of osteoporosis include estrogen, injectable calcitonin, and alendronate (a bisphosphonate). These drugs are antiresorptives and act to suppress bone resorption. The Company believes that each of these therapies presents one or more disadvantages. For example, use of estrogen is believed to be associated with increased risk of breast cancer, calcitonin is expensive and cannot currently be administered orally, and bisphosphonates have been associated with side effects such as gastrointestinal distress. In contrast to bone suppression, anabolic agents stimulate new bone formation. While no anabolic agents are currently available for the treatment of osteoporosis, the Food and Drug Administration ("FDA")'s Endocrinologic and Metabolic Drugs Advisory Committee has recommended that slow release fluoride, an anabolic agent, be approved for the treatment of osteoporosis in postmenopausal patients who have suffered a fracture.

  Most osteoporosis patients are first diagnosed after they have already lost significant bone mass. As a result, the Company believes that a therapy that not only halts further bone resorption but also builds new bone would constitute a significant advancement in the treatment of osteoporosis. Under its collaboration with SmithKline Beecham, preclinical research efforts are being conducted by NPS and SmithKline Beecham seeking small molecules which will stimulate intermittent increases in PTH secretion thereby stimulating bone formation.

  Bone Formation. NPS's primary approach to the treatment of osteoporosis is currently focused on calcilytic compounds (calcium receptor antagonists) that, in contrast to calcimimetic compounds, stimulate secretion of PTH. The Company believes that this novel approach, which is intended to manipulate the body's own PTH reserves, could provide an effective anabolic therapy for osteoporosis, stimulating new bone formation to replace bone that has already been lost to the disease.

  While chronically high levels of PTH are known to cause bone loss as in HPT, normally PTH levels fluctuate daily and this is thought to play a key role in regulating the balance between bone resorption and bone formation. Recent studies in animals and in humans by other organizations have shown that frequent (usually daily) injections of exogenous PTH that are sufficient to cause a transient increase in circulating PTH levels, resulting in significant stimulation of new bone formation. Several published animal studies have evaluated the structural integrity of the newly formed bone and have found that the increases in bone mass achieved with PTH injections are accompanied by improvements in biomechanical strength and in certain indices of bone structure thought to be related to biomechanical strength.

  Although the anabolic effects of PTH on bone were first noted over sixty years ago, evaluation of the therapeutic potential of PTH treatment has only recently begun. Because of its potential as an effective anabolic therapy for osteoporosis, certain other companies are currently conducting clinical trials of injectable PTH or PTH analogs for treating osteoporosis. However, PTH is currently expensive to manufacture and cannot be administered orally. The Company believes that orally administered, calcilytic drugs that act on the parathyroid cell calcium receptor to increase PTH release from the body's own PTH reserves could provide a cost-effective means of intermittently increasing PTH levels and could lead to greater patient compliance and therefore greater acceptance.

  The Company has demonstrated in in vivo animal studies that intermittent increases in circulating levels of PTH can be obtained by regulating the activity of calcium receptors on the parathyroid cells with proprietary small molecules. Increased levels of PTH achieved by this mechanism are equivalent to levels of PTH achieved by an injection of PTH sufficient to cause bone growth.

  Preclinical Research Status. In January 1996, the Company received the first milestone payment of $3.0 million from SmithKline Beecham for progress made in its osteoporosis program. At NPS and SmithKline Beecham, medicinal chemistry efforts are being applied to various lead compounds with the goal of identifying clinical development candidates. NPS has produced a cell line that expresses the human parathyroid calcium receptor and serves as a proprietary tool for the high-throughput screening of compounds to identify new drug candidates. The Company continues to screen SmithKline Beecham and NPS compound libraries and to discover, identify, and characterize additional compounds with calcilytic or calcimimetic activity. There can be no assurance that lead compounds will be identified, that preclinical and clinical trials will proceed, or that such candidates will prove safe and effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Early Stage of Product Development."

 Neuroprotection Program-NPS 1506

  Overview. Stroke is the third leading cause of death in the United States, with over 500,000 cases reported each year. In stroke, a blood vessel becomes blocked, leading to inadequate blood supply (ischemia) to the brain. While many stroke victims survive, approximately 100,000 to 150,000 per year are left severely and permanently disabled by nerve damage resulting from stroke. Much of this damage occurs within the first 24 to 48 hours after the incident and is caused in part by the excessive release of glutamate and the resultant influx of calcium into nerve cells. Published research in animals has shown that much of this damage can be prevented by blocking the influx of calcium into cells, in particular the influx that results from the activation of NMDA receptor-operated calcium channels. Calcium influx resulting from the activation of NMDA receptor-operated calcium channels also appears to cause neuronal damage associated with head trauma. Approximately two million traumatic brain injuries occur each year in the United States, with twenty five percent of such injuries requiring hospitalization and about one percent resulting in death.

  Certain medical procedures are associated with an increased risk of stroke. For example, strokes occur in three to seven percent of coronary artery bypass, carotid endarterectomy, and heart valve replacement surgeries. Mild to severe central nervous system dysfunction occurs in up to eighty percent of such procedures. This is thought to result from multiple micro strokes caused by the release of numerous tiny blood clots into the circulation. The Company believes that it might be possible to lessen the severity of neuronal damage and cognitive impairment occurring as a result of such procedures by prophylactic treatment with neuroprotective compounds.

  Because NMDA receptor-operated calcium channels play critical roles in normal excitatory neurotransmission and are also recognized for their major role in events that lead to much of the neurological damage associated with stroke and with head trauma, several pharmaceutical companies have recognized the potential of NMDA receptor-operated calcium channels as molecular targets. These companies have begun development of drugs to treat neurological disorders and have identified various lead compounds, although no such drug has successfully completed clinical trials or been marketed. Work in this field is all the more challenging because NMDA receptor-operated calcium channels are also the site of action of phencyclidine ("PCP" or "angel dust"), and most clinically tested compounds that target NMDA receptor-operated calcium channels exhibit undesirable PCP-like side effects (e.g. inducing symptoms of psychosis). There are currently no effective neuroprotective therapeutics available that act to slow or stop the progression of brain damage once a stroke or head trauma has occurred.

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

  Development Status. In July 1997, the Company commenced Phase I clinical trials for NPS 1506 in healthy male volunteers. The trials are presently ongoing. The Company expects to announce results of these trials, as well as results from preclinical studies in the first half of 1998. The Company continues to formulate its clinical development plan and expects to begin safety studies in stroke patients in the first half of 1998. There can be no assurance that NPS 1506 or any of the other lead compounds will advance through clinical development, will prove safe and effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Early Stage of Product Development."

 In-licensing and Product Acquisition

  The Company is actively engaged in evaluation of alternatives for acquisition of late-stage product opportunities. Such evaluation includes the consideration of merger and acquisition candidates. Such evaluation also includes the search for in-licensing or joint venture development candidates. To date the Company has not entered into any such arrangement. There can be no assurance that the Company will be able to negotiate acceptable license and/or collaborative agreements in the future or that efforts under any such license and/or collaborative agreements will be successful. See "Risk Factors-- Difficulty of Acquiring Rights in External Technologies, Programs, and Development Candidates."

DISCOVERY PROGRAMS

  The Company is actively engaged in other discovery programs that seek to identify new molecular targets for the development of new drugs. These discovery programs are extensions of the Company's discoveries in calcium receptors and ion channels.

 Metabotropic Glutamate Receptors

  Metabotropic glutamate receptors ("mGluRs") are structurally distinct from the NMDA receptor-operated calcium channels and other glutamate receptor-operated calcium channels. Rather, mGluRs are related in structure to the general class of G-protein the parathyroid cell calcium receptor. The Company believes that its experience in the discovery and development of drug candidates that act at calcium receptors provides the Company with certain advantages in the mGluR field. mGluRs are involved in the regulation of a number of important brain functions and the Company believes that drugs that target specific mGluRs may be useful in treating various neurological disorders, including neurodegenerative disorders such as Alzheimer's disease, cognitive dysfunction, anxiety, and certain psychiatric disorders.

  NPS scientists have discovered proprietary small molecules that are active at mGluRs. In addition, NPS scientists have cloned a novel mGluR and have developed proprietary assays and cell lines for use in the Company's mGluR program. The Company's compounds have substantially different structures than existing compounds that are active at mGluRs and the Company believes these compounds could reach the brain more efficiently. Medicinal chemistry efforts with these lead compounds are ongoing at the Company.

 Additional Calcium Receptor Therapeutics

  The Company is pursuing drug candidates that target calcium receptors in distinct tissues for the treatment of several disorders. In the kidney, for example, NPS and its collaborators have shown that calcium receptors are abundantly expressed in certain cells that regulate the excretion and reabsorption of calcium, magnesium, and certain electrolytes. Calcium receptors are also expressed in cells that regulate excretion and reabsorption of water in the kidney. The Company believes that these calcium receptors participate in the regulation of mineral, electrolyte, and fluid balance in the body and that drugs that target calcium receptors in the kidney may provide therapies for abnormal states of ion and water retention. Such abnormal states occur in congestive heart failure, for example, and in nephrolithiasis (kidney stone formation).

 Drug Discovery Technologies

  The Company's approach to the discovery of novel drugs is to identify new drug targets and to identify small molecules that modulate the activities of these targets (or of previously identified targets) in ways that provide unique and effective therapies. NPS has pioneered the use of various whole cell and tissue functional screens in its drug discovery programs. The Company believes that its functional screens substantially enhance its abilities to discover new receptors and ion channels and new drug candidates that modulate the activities of specific receptors or ion channels through novel mechanisms. Functional screens were of critical importance, for example, in the Company's discovery of calcimimetic compounds that modulate calcium receptor function.

  The Company also utilizes a unique library of invertebrate venoms. These venoms are isolated from a wide variety of species of spiders, scorpions, centipedes, parasitic wasps, and other invertebrates collected from around the world. Lead molecules from this library have been useful in the discovery phases of many of the Company's programs. Examples include the first-generation, small molecule Araxin(TM) ("arachnid toxin") compounds that identified a novel site on NMDA receptor-operated calcium channels, peptide leads being used in the Company's ion channel discovery efforts, and early calcium receptor agonist leads.

COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS

  NPS is pursuing research and product development both on an independent basis and in collaboration with others. NPS currently has collaborative research and/or license agreements with Amgen, Kirin, SmithKline Beecham, Systems Integration Drug Discovery Company, Inc. in Tucson, Arizona ("SIDDCO"), The Brigham and Women's Hospital, Inc. ("Brigham and Women's"), AquaBio Products Sciences, L.L.C. in Maine ("APS"), the State University of New York at Buffalo, and several other academic institutions. See "Risk Factors--Dependence on Collaborative Relationships."

 Amgen Inc.

  The Company entered into a development and license agreement with Amgen effective December 1995 (the "Amgen Agreement") which grants Amgen the exclusive right to develop and commercialize drugs for the treatment of HPT (and other indications other than osteoporosis) worldwide excluding Japan, China (including Hong Kong), North and South Korea and Taiwan (the "Kirin Territory"). The license includes NPS R-568, the second generation compound in clinical trials at Amgen, and other HPT compounds. Under the terms of the Amgen Agreement, NPS may receive from Amgen up to an aggregate of $43.5 million in license fees, equity purchases, and milestone payments plus royalties from any future product sales. Amgen has assumed full control, authority and responsibility for conducting, funding, and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of such compounds worldwide, other than in the Kirin Territory ("Amgen Territory") including conducting clinical trials and making regulatory submissions. Amgen paid NPS a license fee of $10.0 million and purchased one million shares of Common Stock for an aggregate purchase price of $7.5 million. The balance of the $43.5 million includes up to $26.0 million payable to NPS upon the achievement of specific development milestones. NPS has the option to participate with Amgen, under the direction of Amgen, in the clinical development of a drug for primary HPT. Amgen is required to reimburse NPS for such participation, limited to a total cost of $400,000 per year for a maximum time period of five years. Amgen may terminate the Amgen Agreement for any reason upon 90 days written notice. Termination of the Amgen Agreement will result in the reversion to NPS of its technology, patent, and commercialization rights in the Amgen Territory. There can be no assurance that Amgen will not terminate the Amgen Agreement. In the event of termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize NPS R-568, the second generation compound in clinical trials at Amgen, and other HPT compounds. NPS is actively working with Amgen and Kirin to discover, identify, and characterize backup and second generation compounds. See "Risk Factors--Dependence on Collaborative Research and License Relationships."

 Kirin Brewery Company, Ltd.

  In June 1995, the Company entered into a five-year collaborative research and license agreement with Kirin (the "Kirin Agreement") to develop and commercialize NPS R-568 and other HPT compounds for the treatment of HPT in the Kirin Territory. Under the terms of the Kirin Agreement, NPS may receive from Kirin up to an aggregate of $25.0 million in license fees, research support, and milestone payments plus royalties from any future product sales in exchange for exclusive rights to develop, manufacture, and sell NPS R-568, the second generation compound under development at Amgen, and other HPT compounds for the treatment of HPT in the Kirin Territory. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in the Kirin Territory. Kirin paid NPS an initial license fee of $5.0 million and committed to make $7.0 million in research payments for research concerning NPS R-568 and second generation compounds over five years. The Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. The remaining $13.0 million is payable to NPS upon achievement of specific development milestones in the United States and in the Kirin Territory. In October 1996, the Company earned its first milestone payment from Kirin in the amount of $2.0 million for the start of clinical trials in Japan. Additionally, in December 1997, the Company earned its second milestone payment from Kirin in the amount of $2.0 million for the commencement of a Phase II clinical trial in Japan for primary HPT. Kirin is required to pay all costs of developing and commercializing products within the Kirin Territory and will pay royalties to NPS on any product sales. NPS is actively working with Kirin and Amgen to discover, identify, and characterize second generation compounds. Kirin may terminate the Kirin Agreement for any reason upon 90 days written notice. Termination of the Kirin Agreement will result in Amgen receiving worldwide rights to develop and commercialize NPS R-568, the second generation compound in clinical trials at Amgen and other HPT compounds. There can be no assurance that Kirin will not terminate the Kirin Agreement. See "Risk Factors--Dependence on Collaborative Research and Licensee Relationships."

 SmithKline Beecham Corporation

  In November 1993, NPS entered into a three-year collaborative research and license agreement with SmithKline Beecham (the "SmithKline Agreement") to collaborate on the discovery, development, and marketing of drugs to treat osteoporosis and other bone metabolism disorders. Under the SmithKline Agreement, SmithKline Beecham has the exclusive license to develop and market worldwide any calcium receptor-active compounds developed under the SmithKline Agreement that are useful for treating osteoporosis and other bone metabolism disorders, excluding HPT. In addition, SmithKline Beecham has a six-month right of first negotiation of a research and license agreement with NPS with respect to any compounds relating to osteoporosis not covered under the SmithKline Agreement. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. NPS has the right to copromote with SmithKline Beecham any resulting products in the United States. In 1992, S.R. One, an affiliate of SmithKline Beecham, purchased $2.0 million of the Company's Preferred Stock. In 1993, at the time NPS entered into the SmithKline Agreement, S.R. One purchased an additional $7.0 million in equity of the Company and it acquired $495,000 of Common Stock in the Company's initial public offering. All of the Preferred Stock was converted into Common Stock upon the closing of the Company's initial public offering.

  Under the terms of the SmithKline Agreement, in addition to the $7.0 million equity purchase, SmithKline Beecham paid the Company a $6.0 million license fee and agreed to make additional payments to the Company upon the achievement of specific milestones. A $3.0 million milestone payment was made in January 1996. In July 1995, the Company began receiving payments from SmithKline Beecham to support the Company's research efforts and has recognized revenue of $6.2 million through 1997. In November 1997, the research term of the SmithKline Agreement was extended for an additional period of up to three years. Concurrently with the execution of the extension agreement, SmithKline Beecham purchased 160,000 shares of Common Stock of the Company and agreed to purchase an additional 453,000 shares of the Company's Common Stock over the next two years if the agreement is not terminated earlier. Research support payments are expected to be approximately $437,500 per quarter through October 2000 unless terminated earlier by SmithKline Beecham. NPS is entitled to royalties on sales of products for osteoporosis and other bone metabolism disorders developed by SmithKline Beecham under the SmithKline Agreement and a share of the profits from any copromotion of such products. The SmithKline Agreement may be terminated by SmithKline Beecham upon thirty days written notice, with NPS having the right to extend the SmithKline Agreement for an additional period of time, provided that drug marketing has commenced. Under certain circumstances, NPS has the right to terminate the SmithKline Agreement after October 2000. Termination of the SmithKline Agreement will result in reversion to NPS of its technology, commercialization, and patent rights in the licensed field of osteoporosis and other bone and mineral disorders, as well as all additional technology developed in the course of the collaboration. There can be no assurance that SmithKline Beecham will not terminate the SmithKline Agreement or that funded research will be extended upon its termination in October 2000. See "Risk Factors--Dependence on Collaborative Research and Licensee Relationships."

 SIDDCO

  In July 1997, NPS entered into a research and development agreement with SIDDCO (the "SIDDCO Agreement"). Under the SIDDCO Agreement, the companies are working together to develop combinatorial chemistry databases, identify novel compounds, develop automated chemical synthesis systems, and generate computational and analytical methods. NPS is obligated to pay to SIDDCO the sum of $1.2 million per year (on a quarterly basis) for a period of three years. The Company has the right to extend the SIDDCO Agreement for an additional two years at an adjusted rate based on SIDDCO costs at that time.

 The Brigham and Women's Hospital, Inc.

  In February 1993, NPS entered into two agreements with Brigham and Women's, a sponsored collaborative research agreement (the "Brigham Research Agreement") and a patent license agreement (the "Brigham License Agreement"). Brigham and Women's, an affiliate of Harvard University Medical School, is a leading research group in the area of calcium receptors. In February 1996, the Company reached an agreement with Brigham and Women's to extend the Brigham Research Agreement. This agreement was further amended, effective March 1, 1997, to update the amount of research support payments to be made by NPS for the final year of the agreement. During the five year period from February 1993 through February 1998, NPS paid license fees and made research support and milestone payments to Brigham and Women's totaling approximately $1.2 million. Effective March 1, 1998, the Brigham Research Agreement was extended on a month to month basis while the parties discuss the terms of a possible extension. The Brigham License Agreement grants NPS an exclusive license to calcium receptor and inorganic ion receptor technology arising under the Brigham Research Agreement. The Brigham Research Agreement also grants NPS a right of first negotiation for exclusive license rights to any other patentable subject matter arising out of the sponsored research. NPS also has agreed to pay Brigham and Women's a royalty on sales of any products covered by an issued patent under the Brigham License Agreement and to promote sales of any licensed products for HPT for which the Company receives regulatory approval.

 AquaBio Products Sciences, L.L.C.

  In July 1997, NPS entered into an agreement with APS (the "APS Agreement") whereunder NPS licensed to APS certain rights in its calcium receptor technology to be used by APS solely in the field of non-mammalian aquatic organisms. APS will utilize the technology to explore innovative ways to improve aquaculture. In return for the license, NPS will receive from APS rights in technology identified by APS that may have therapeutic value in mammalian organisms. In connection with the APS Agreement, NPS also made an equity investment in APS.

PATENTS AND PROPRIETARY TECHNOLOGY

  Periodically, the Company files patent applications to protect technology, inventions, and improvements that the Company believes are important to the development of its business. The Company also relies on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position.

  The Company files patent applications in its own name, and when appropriate, it has filed and expects to continue to file, applications jointly with its collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, and recombinantly expressed receptors and gene sequences that are believed by the Company to be important in its research and development activities. Certain of the Company's principal proprietary rights related to process, compounds, use, and technique related to its calcium receptor science are now protected by issued U.S. patents. Few of the Company's principal proprietary rights, including rights related to process, compounds, use, and technique related to its calcium receptor science and NMDA receptor-operated calcium channel technology, are protected by issued patents in the Company's principal markets. The Company believes that its pending patent applications in the fields of calcium receptors, inorganic ion receptors, mGluRs, and NMDA receptor-operated calcium channels and compounds active at the same receptors give the Company a competitive advantage. The Company intends to file additional patent applications relating to its technology and to specific products of the Company, as appropriate.

  The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. In addition, no assurance can be given that, even if published, the Company is aware of all such literature. Accordingly, the Company cannot be certain that the named inventors were the first to invent or that the Company is the first to pursue patent coverage for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the

Company's pending patent applications, if issued, would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, could require disputed rights to be licensed from third parties, or require the Company to cease or modify its use of such technology. Additionally, many of the Company's foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in such published patent applications can be complex, costly, and uncertain. See "Risk Factors--Uncertainty of Protection of Patents and Proprietary Technology."

  The development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities, and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude the Company's applications and could result in a significant reduction of the coverage of the Company's patents, if issued.

  NPS also relies on trade secrets and contractual arrangements to protect its trade secrets. There can be no assurance that these agreements will be adequate, that they will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

  Much of the know-how important to the Company's technology and many of its processes are dependent upon the knowledge, experience, and skills of key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect its rights to its know-how and technology, the Company requires all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the unauthorized use and restrict the disclosure of confidential information, and require disclosure and assignment to the Company of ideas, developments, discoveries, and inventions made by them. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. It must also be recognized that competitors may develop substantially equivalent know-how and technology.

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

  The Company has also sponsored work at other government and academic laboratories for various evaluations, assays, screenings, and tests of its natural products library and lead compounds in the central nervous system field. Generally, under these agreements, the Company funds the work of investigators in exchange for the results of the specified works and the right or option to a license to any patentable inventions that may result in designated areas. Generally, if the sponsored work produces patentable subject matter, the Company has the first right to negotiate for license rights therein. Any resulting license would be expected to require the Company to pay royalties on net sales of licensed products. There can be no assurance that any such inventions will arise, that any patent applications thereon will be filed or, if filed, that any patents will issue, that any license thereon can be negotiated, or that any license agreement would give the Company valuable rights.

MANUFACTURING

  NPS anticipates that all of its products will be made by synthetic chemical manufacturing techniques. As such, the Company believes the compounds can be precisely defined and characterized and should generally have relatively low manufacturing costs compared to recombinant proteins produced by the fermentation methods common to currently available biotechnology products.

  NPS has no manufacturing facilities. Under the Amgen, Kirin and SmithKline Beecham agreements, each of such licensees is responsible for the manufacture of the applicable product. The Company relies on other manufacturers to produce its proprietary compounds for research and development activities and in sufficient quantities for preclinical and clinical purposes. The proposed pharmaceutical products under development by the Company have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities to make them commercially viable. If the Company were unable to contract for sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing schedule would be delayed. Such delay might postpone the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a materially adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to Quality System Regulations ("QSR") of the FDA, which incorporate the FDA's former Good Manufacturing Practices ("GMP").

GOVERNMENT REGULATION

  The production and marketing of the Company's product candidates and its research and development activities are subject to regulation for safety, efficacy, and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of the Company's products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

  The steps required before a pharmaceutical agent may be marketed in the United States include: (a) preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies; (b) the submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; (d) the submission of a New Drug Application ("NDA") to the FDA; and (e) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA under QSR regulations. Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with QSR regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with QSR regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

  Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to QSR, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will usually become effective thirty days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

  Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

  Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion, and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:
(a) determine the efficacy of the drug for specific, targeted indications; (b) determine dosage tolerance and optimal dosage; and (c) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing, including NPS R-568 and second-generation compounds in the Company's HPT program and NPS 1506 in the neuroprotection program. Furthermore, the Company, its collaborators, licensees, or the FDA may suspend clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk. See "Risk Factors--Government Regulation; No Assurance of Regulatory Approval."

  The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of the Company's products if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

  Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to QSR, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. See "Risk Factors--Government Regulation; No Assurance of Regulatory Approval."

  In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state, or local regulations. The Company's research and development activities involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. See "Risk Factors--Risk of Product Liability" and "Risk Factors--Use of Hazardous Materials."

  Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

COMPETITION

  NPS and its licensees are pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners, and could render the Company's products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas, including the fields of HPT, osteoporosis, neuroprotection, and neurological disorders. Many of the Company's competitors have substantially greater financial, technical, marketing, and personnel resources than the Company. In addition, some of them have considerable experience in preclinical testing, human clinical trials, and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies, and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment for certain diseases, such as HPT, will prove to be superior to existing or newly discovered approaches to the treatment of those diseases. See "Risk Factors--Rapid Technological Change; Intense Competition."

ENVIRONMENTAL LIABILITY

  On November 29, 1995, the Company received a letter from the Environmental Protection Agency ("EPA") notifying the Company that it may have incurred liability under section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for two barrels of radioactive waste taken by a third party contractor to a hazardous and radioactive waste storage, treatment, and disposal facility in Denver, Colorado. Upon the EPA's request, the Company has identified the waste and has verified that the barrels containing the waste have been removed from the Denver, Colorado facility. Removal of wastes from the facility and remediation of soil and groundwater at this site is currently underway. The ultimate cost of removal and remediation actions and the length of time for such actions are difficult to estimate. Based upon its inspection of the site, the Company is of the belief that the barrels containing the waste disposed of by the Company were neither leaking nor damaged. Although the Company was a small contributor to the site and the Company believes that there are a number of other financially responsible contributors, there can be no assurance that the Company will not be held liable for all or a portion of the cleanup cost or any other costs or damages associated with this disposal site. See "Risk Factors--Risk of Product Liability" and "Risk Factors--Use of Hazardous Materials."

EMPLOYEES

  As of December 31, 1997, NPS employed 105 individuals full-time, 22 of whom hold Ph.D. or M.D. degrees, and 20 of whom hold other advanced degrees. A total of 76 full-time employees are engaged in research and development activities, including a variety of disciplines within the areas of molecular biology, pharmacology, medicinal chemistry, computer sciences, and clinical development. A total of 29 full-time employees are employed in finance, legal and regulatory affairs, market research, corporate development, and general administrative activities. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, NPS augments its full-time staff through consulting arrangements with experienced scientists and managers. The Company's anticipated growth and expansion will require the hiring of additional management, research and development, and administrative personnel.

RISK FACTORS

  Early Stage of Product Development. The Company was founded in 1986, has not completed development of any drugs, and does not expect that any drugs resulting from its or its licensees' research and development efforts will be commercially available for several years, if at all. NPS R-568, a second-generation HPT compound, and NPS 1506 are the only product candidates currently in clinical development by the Company and its licensees. Clinical trials in humans are necessary to determine whether or not a compound will be safe, commercially attractive, or effective. Results obtained in preclinical trials are not necessarily indicative of results that will be obtained in later stages of preclinical development or in human clinical testing. All product candidates developed by the Company or its licensees will require extensive research, development, and preclinical and clinical testing prior to submission of any regulatory application, as well as a lengthy regulatory approval process. Preclinical and clinical testing of safety and efficacy takes several years and the time required to commercialize new drugs cannot be predicted with accuracy. Product development of new pharmaceuticals is highly uncertain, and unanticipated developments, clinical or regulatory delays, unexpected adverse side effects, or inadequate therapeutic efficacy could slow or prevent the product development efforts of the Company and its licensees, and have a materially adverse effect on the Company's operations. There can be no assurance that the Company's current product candidates or any future product candidates, will advance to or in clinical trials, prove safe and effective, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable cost, or be successfully marketed. Also, there can be no assurance that a pharmacological method for the treatment of diseases targeted by the Company, including HPT, will prove to be superior to nonpharmacological treatments.

  Dependence on Collaborative Research and Licensee Relationships. The Company's strategy for the development, clinical testing, manufacturing, and commercialization of certain of its product candidates and the research and development of new product candidates includes entering into various agreements with corporate partners, licensees, and others. The Company has entered into a license agreement with Amgen pursuant to which Amgen has assumed full control of the development and commercialization of a calcimimetic drug therapy for the treatment of HPT in its territory. The Company has also signed a collaborative research and license agreement with Kirin for the development of calcimimetic drug therapy for the treatment of HPT in Kirin's Territory. Additionally, the Company has signed a collaborative research and license agreement with SmithKline Beecham for research and development in osteoporosis. The licensees each have received from NPS certain exclusive rights to commercialize products developed under their respective agreements, have paid license fees to NPS, and have committed to make milestone payments to NPS upon achievement of specified goals. The licensees have agreed to fund the research or development efforts in HPT and osteoporosis, conduct human clinical testing of lead compounds, prepare and file submissions for regulatory approval, and pay royalties on any resulting products. Because the Company has granted exclusive development, commercialization, and marketing rights to the licensees in the fields of HPT and osteoporosis, the success of the Company's HPT and osteoporosis programs is dependent upon the efforts of the licensees. There can be no assurance that the licensees will perform their obligations under their respective agreements, that they will successfully develop, register or market any products under these agreements, or that the Company will ever receive any royalties or milestone or research support payments under these agreements. Occurrence of any such adverse circumstances could have a materially adverse effect on the Company's operations. Furthermore, there can be no assurance that business conflicts will not arise between the licensees over rights to existing compounds or future compounds with respect to certain indications. The Company's collaborative research and license agreements, including the agreements with the licensees, generally may be terminated under a variety of circumstances upon prior written notice. If any of the licensees terminates or breaches its agreement, such termination or breach may have a materially adverse effect on the Company's operations. Furthermore, there can be no assurance that present or future collaborators will not pursue existing or alternative technologies in preference to treatments being pursued under licensing with the Company.

  Difficulty of Acquiring Rights in External Technologies, Programs, and Development Candidates. NPS also intends to seek additional collaborative or license arrangements to develop and commercialize other product candidates. Many of the Company's competitors are similarly seeking to develop or expand their collaborative and license arrangements with pharmaceutical companies, universities and other development state biotechnology companies. The success of these efforts by the Company's competitors could have an adverse impact on the Company's ability to obtain rights to product candidates through future collaborative arrangements. There can be no assurance that the Company will be able to negotiate any such acceptable license and/or collaborative agreements in the future or that efforts under any such license and/or collaborative agreements will be successful. To the extent that the Company chooses not to or is unable to enter into such future agreements, it could experience increased capital requirements to undertake research, development, and marketing of proprietary product candidates at its own expense. Likewise, to the extent the Company chooses to and is successful in entering into such future agreements, the Company will also experience increased capital requirements to undertake research, development, and marketing of such in-licensed technologies, programs, and development candidates. In addition, the Company may encounter significant delays in introducing any such in-licensed product candidates into certain markets or find that the development, manufacture or sale of such product candidates in such markets is adversely affected by competition from others.

  Lack of Product Sales; History of Operating Losses. Substantially all of the Company's revenues to date have come from collaborative research and license agreements with the licensees. No material revenues have been generated from product sales. Other working capital has come from equity and debt financings. NPS has incurred cumulative losses through December 31, 1997 of $26.1 million, net of cumulative revenues from research and license agreements of $48.5 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities and as the Company seeks other external in-license opportunities. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability depends in part upon its licensees' ability to complete development of a drug for the treatment of HPT, the Company's ability to develop, alone or with others, NPS 1506 and other product candidates, obtain required regulatory approvals, and manufacture and successfully market such products, of which there can be no assurance. As such, there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

  Government Regulation; No Assurance of Regulatory Approval. The research and development activities of the Company, and the investigation, manufacture, distribution, and marketing of therapeutic products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug, and Cosmetic Act, as amended. Receipt of such regulatory approval involves, among other things, satisfying the FDA that the product is both safe and effective. Typically, this process takes several years or more depending upon the type, complexity and novelty of the product and the nature of the disease or other indication to be treated and requires the expenditure of substantial resources. Preclinical studies must be conducted in accordance with the FDA's Good Laboratory Practice regulations. Clinical testing is also subject to FDA regulations and must meet requirements for Institutional Review Board oversight and informed consent by clinical trial subjects and patients. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if either believes that the subjects participating in such trials are being exposed to unacceptable health risks, including undesirable or unintended side effects. Certain of the Company's employees have some experience in conducting and managing the clinical trials, but the Company has conducted only limited clinical trials of its initial product candidates and anticipates that it will rely on its collaborative partners, licensees and outside consultants in material aspects of its clinical development activities.

  Before receiving FDA approval to market a product, NPS may have to demonstrate that such product represents an improved form of treatment compared to existing therapies. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer, and its manufacturing facilities are subject to continual review and periodic inspections. The regulatory standards for QSR will be applicable to the Company or its manufacturers/suppliers. Discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing approval.

  Rapid Technological Change; Intense Competition. NPS is pursuing areas of product development in which the Company believes there is a potential for extensive technological innovation in relatively short periods of time. The Company operates in a field in which new discoveries occur and are expected to occur at a rapid pace. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company or in obtaining regulatory approvals of their drugs more rapidly than the Company and its collaborative partners and licensees. Such success could render the Company's products obsolete or noncompetitive thereby have a materially adverse effect on the Company. Competition in the pharmaceutical and biotechnology industry is intense and is expected to continue. Many of the Company's competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted therapeutic areas. Many of the Company's competitors have substantially greater financial, technical, marketing, and personnel resources than the Company, as well as considerable experience in preclinical testing, human clinical trials, and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions seek to exploit the commercial value of their findings and are active in seeking patent protection and licensing arrangements for biotechnology and pharmaceutical companies.

  Uncertainty of Protection of Patents and Proprietary Technology. The Company's success depends, in part, on its ability to obtain patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties. Because the patent positions of biotechnology and pharmaceutical companies can be highly uncertain and frequently involve complex legal and factual questions, the breadth and interpretation of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted.

  Certain of the Company's principal proprietary rights, including rights related to process, compounds, use and technique related to its calcium receptor science are now protected by issued U.S. patents. However, no assurance can be given that other patents being sought by the Company will issue from any of the Company's current or anticipated patent applications or that such current or prospective patents, if any, will allow the Company to preclude others from practicing some or all of the art described and claimed therein. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in scientific or patent literature often lag behind actual discoveries. No assurance can be given that, even if published, the Company is aware of all such literature. Accordingly, the Company cannot be certain that the named inventors in its patent applications were the first to invent, or that the Company is the first to pursue patent coverage for such inventions. There can be no assurance that the claims of current or prospective patents will be sufficiently broad to protect the Company's technology or to prevent competition. No assurance can be given that any patents issued to the Company will be enforceable. Such patents may be challenged, invalidated or circumvented or the rights granted thereunder may provide no competitive advantages to NPS. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company even if the eventual outcome is favorable to the Company. If certain of the Company's current or prospective patents are successfully challenged (as to prospective patents, fail to issue), particularly those related to its calcium receptor science and NMDA receptor-operated calcium channel technology, such event(s) may have a materially adverse effect on the Company's operations or its ability to maintain or establish collaborations and/or attract capital. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around the patented products or technology developed by NPS. There can also be no assurance that any products developed by NPS will not be found to infringe patents held by third parties, or that, in such cases, licenses from such third parties would be available on commercially attractive terms, if at all. If NPS does not obtain such licenses, it could encounter delays in product market introductions or could find that it is unable to develop, manufacture or sell its products requiring such licenses. In addition, the Company could incur substantial costs in defending lawsuits brought against NPS on such patents or in prosecuting lawsuits by NPS against another party. Additionally, many of the Company's foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in such published patent applications can be complex, costly, and uncertain.

  The discovery and development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities, and research institutions have filed patent applications or received patents in the areas pursued by the Company. Some of these applications or patents may limit or preclude the Company's applications, and could result in a significant reduction of the coverage of the Company's patents, if issued.

  NPS also relies on trade secrets and proprietary know-how that it seeks to protect, in part, by confidentiality agreements with its corporate collaborators, licensees, employees, and consultants. NPS expects to continue to rely on trade secrets and know-how to protect certain aspects of its technologies. The Company believes it has, and can maintain, a competitive advantage through its use of written confidential disclosure agreements, restricted use agreements, and invention assignment provisions with its employees, consultants, advisors, and potential and actual collaborators and licensees. Nonetheless, no assurance can be given that these agreements will provide meaningful protection for the Company's trade secrets or proprietary know-how as a result of an unauthorized use or disclosure in the public domain. There can be no assurance that these agreements will not be breached, that NPS would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

  Dependence on Third Parties for Manufacturing. To be successful, the Company's products, if successfully developed, must be manufactured in commercial quantities in accordance with regulations prescribed by the FDA and at acceptable costs. NPS does not have the capability to manufacture products under QSR regulations prescribed by the FDA and does not intend to develop such a capability in the near future. Accordingly, the Company anticipates that for the foreseeable future, it will pursue a strategy of seeking production capability from corporate collaborators, licensees, or contract manufacturers. There can be no assurance that the Company's current or prospective corporate collaborators, licensees, or contract manufacturers will be able to manufacture any developed compounds on a commercial scale or that any collaborator, licensee or manufacturer will be able to manufacture products in quantities or at prices that will be commercially viable or beneficial for the Company. The licensees are responsible for manufacturing any products developed under their respective agreements with the Company. If the Company or its collaborators and licensees encounter difficulty in obtaining third-party manufacturing on commercially acceptable terms, their ability to commercialize products may be delayed or foreclosed. Moreover, any manufacturer of the Company's products must adhere to QSR regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval or periodic plant inspection, FDA approval of the product will not be granted or sale of the product may be barred.

  Presently, the Company relies on contract manufacturers to produce its proprietary compounds for research activities and in sufficient quantities for preclinical and clinical purposes. If the Company were unable to contract for sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and human clinical testing schedule would be delayed. Such delay would adversely affect the schedule for submission of products for regulatory approval and the market introduction and subsequent sales of such products, which would have a materially adverse effect on the Company.

  Future Capital Needs; Uncertainty of Additional Funding. The Company has incurred negative cash flows from operations since its inception. Substantial expenditures will be required to enable NPS to conduct existing and planned preclinical studies and clinical trials, to manufacture products or to have products manufactured, to market products from current research and development efforts, and to continue research and development activities.

  The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments and equity purchases from its licensees, will be sufficient to enable it to maintain its current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including the progress of the Company's current and future research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements, the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Furthermore, in the event the Company were to in-license or otherwise acquire a product candidate in clinical development, substantial expenditures for clinical trials and regulatory submissions would be required. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS that may be derived from current research and development efforts and perform research and development activities in additional areas. In addition, if any licensee terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a product in the respective territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which the Company could maintain its operations or require the Company to reduce its operations.

  NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company is presently seeking additional funding for certain of its current programs through corporate collaborations and licensing agreements. The Company may also seek additional funding through public or private financing. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Lack of Marketing Capabilities. The Company's licensees currently have marketing and distribution rights with respect to products under development for the treatment of HPT and osteoporosis; however, such commercialization rights may revert to NPS, under certain circumstances, including upon termination of any of the related agreements. NPS may retain commercialization rights to other products developed in the future. The Company currently lacks sales, marketing, and distribution capability. In order to market any of its products directly, the Company would have to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products.

  Health Care Legislation; Uncertainty of Third-Party Reimbursement. There is significant national concern today about the availability and rising cost of health care in the United States. New federal and/or state legislation may be passed or regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. NPS cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals may have on its business. Moreover, the pendency of such proposals could have a materially adverse effect on the Company's ability to raise capital, and the adoption of such proposals could have a materially adverse effect on the Company in general.

  In both domestic and foreign markets, sales of the Company's product candidates will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, and other organizations. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Such policy may adversely affect the market for products designed to treat patients with age-related disorders, such as HPT and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's product candidates will be considered cost-effective or that adequate third-party reimbursement will be available to enable NPS to maintain price levels sufficient to realize an appropriate return on its investment in product development. Failure to achieve sufficient price levels for its drugs could adversely affect the Company's business. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of the Company's product candidates are approved for marketing. Adoption of such legislation or regulations could further limit reimbursement for medical products and services. Furthermore, commercialization of any potential product of the Company may be adversely affected to the extent that such legislation has a materially adverse effect on the business, financial condition and profitability of other companies that are current or future collaborators for certain of the Company's product candidates.

  Dependence on Key Personnel; Ability to Manage Growth. The Company is highly dependent on the principal members of its scientific and management staff. Loss of any of these persons could adversely affect the Company's operations. The Company does not have long-term employment contracts. The Company's future success will also depend in large part upon its continued ability to attract and retain other highly qualified scientific and management personnel. The Company faces competition for personnel from other companies, academic institutions, government entities, and other organizations. There can be no assurance that NPS will be successful in hiring or retaining personnel. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, production and marketing, and general pharmaceutical company management are expected to place increased demands on the Company's resources. These demands may require the addition of new management, research and development, and administrative personnel, and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could materially adversely affect prospects for the Company's success. Certain of these anticipated future needs are expected to be met through the agreements with the licensees and potential additional corporate collaborations, but there can be no assurance that any services provided by the licensees or other potential corporate collaborators will be sufficient to meet the Company's personnel or management needs.

  Risk of Product Liability. The testing and commercial use of human therapeutic products entail significant risks. If the Company succeeds in developing products under its product development programs, use of such products in clinical trials and the sale of such products following regulatory approval may expose the Company to liability claims allegedly resulting from use of such products. These claims might be made directly by consumers or others. NPS has obtained limited product liability insurance coverage for its human clinical trials. There can be no assurance that NPS will be able to maintain such insurance or obtain similar insurance for any of its future clinical trials or that coverage will be in sufficient amount to protect against damages for liability that could have a materially adverse effect on NPS. There can also be no assurance that NPS will be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company against damages for liability that could have a materially adverse effect on the Company. The agreements with the licensees each provide for certain indemnification against such claims, but there can be no assurance that any claim arising from products sold by a collaborative partner or licensee would not also include claims directly against NPS or that any such claim would be indemnifiable under such agreement.

  Use of Hazardous Materials. Certain of the Company's research activities involve the controlled use of hazardous materials, radioactive compounds, other potentially dangerous chemicals and biological agents. The Company is required to comply with complex local, state and federal regulations involving the use, storage, and handling of these materials and may incur certain costs in complying therewith. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by local, state and federal regulations, the possibility of unintended noncompliance with such regulations or the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be liable for any damages that result, and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

  The Company contracts with third parties to remove radioactive and biohazardous waste generated by the Company. The disposal of such waste, third-party waste disposal companies contracted by the Company, and their disposal sites are regulated by the EPA. There can be no assurance that the Company will not be held liable for any costs or damages associated with use, handling, and disposal of such waste.

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

  Dilution through Employee Stock Plans. The Company maintains stock incentive plans whereby employees, directors, and consultants can acquire shares of common stock in the Company through the exercise of granted stock options, stock grants, and stock purchases. Such stock incentive plans will result in dilution to existing shareholders.

  Anti-takeover Effects of Certain Provisions and Delaware Law. Certain provisions of the Company's Certificate of Incorporation and Bylaws and
Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue Preferred Stock that could have the effect of delaying or preventing a change in control of the Company as well as adversely affecting the voting power of the holders of Common Stock, including the loss of voting control to others. In addition, the Board of Directors has adopted a Shareholder Rights Plan (commonly known as a "poison pill") that may have the effect of delaying or preventing a change in control.

  Absence of Dividends. The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to the stockholders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company and their ages as of December 31, 1997 are as follows:

       NAME               AGE                       POSITION
       ----               ---                       --------
                              Chief Executive Officer, President and Chairman of
Hunter Jackson, Ph.D. ..   47  the Board
N. Patricia Freston,
 Ph.D. .................   58 Vice President, Human Resources
James U. Jensen, J.D....   53 Vice President, Corporate Development and Legal
                               Affairs, Secretary and Director
Thomas B. Marriott,
 Ph.D. .................   50 Vice President, Development Research
                              Vice President, Finance, Chief Financial Officer and
Robert K. Merrell.......   42  Treasurer
Edward F. Nemeth,
 Ph.D. .................   45 Vice President and Chief Scientific Officer
Douglas Reed, M.D. .....   43 Vice President, Business Development

---------------------
  Hunter Jackson, Ph.D., has been Chief Executive Officer and Chairman of the Board since founding the Company in 1986. He was appointed to the additional position of President in January 1994. Prior to founding the Company, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a B.A. in English from the University of Illinois and a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

  N. Patricia Freston, Ph.D., has been Vice President, Human Resources since March 1997. From 1980 to February 1997, she served as Manager of Personnel Services, Questar Corporation a public integrated energy company. From 1977 to 1980, Dr. Freston was Assistant Director of Training for Mountain Fuel Supply, a subsidiary of Questar. From 1971 to 1977, she was Director of Academic Programming for the Division of Continuing Education, University of Utah. Dr. Freston received a B.A. in English from Weber State University, an M.A. in English from Utah State University, an M.S. in Education from the University of Texas and a Ph.D. in Industrial Psychology from the University of Utah.

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

  Thomas B. Marriott, Ph.D., has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 until 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating, and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for INDs and NDAs. In this position, he participated in the preparation of several INDs and NDAs with responsibility for preparing or supervising the preparation of the IND preclinical drug metabolism section and the NDA preclinical and clinical metabolism and biopharmaceutics sections, and was responsible for integrating the pharmacology, toxicology and clinical sections of INDs and NDAs. He received a B.S. in Chemistry from Carleton College and a Ph.D. in Chemistry from the Institute of Molecular Biology at the University of Oregon.

  Robert K. Merrell has been Vice President, Finance, Chief Financial Officer, and Treasurer since January 1995 and served as Director of Finance and Administration and Treasurer from December 1993 to December

1994. He joined the Company as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG Peat Marwick LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received a B.A. in Accounting from the University of Utah and an M.M. from Kellogg Graduate School of Management at Northwestern University.

  Edward F. Nemeth, Ph.D., has been a Vice President of the Company since January 1994 and was appointed Chief Scientific Officer in July 1997. He joined the Company as Director of Pharmacology in March 1990. From 1986 until joining the Company, Dr. Nemeth was an Assistant Professor in the Department of Physiology and Biophysics at Case Western Reserve University School of Medicine. He holds a B.A. in Chemistry and Psychology from Lawrence University and a Ph.D. in Pharmacology from Yale University.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "NPSP." The following table sets forth the quarterly high and low closing sales prices for the Company's Common Stock for each quarter in the two most recent fiscal years as reported by the Nasdaq National Market:

                                                                  HIGH     LOW
                                                                 ------- -------
      1996
      First Quarter............................................. $16.500 $12.500
      Second Quarter............................................ $16.750 $11.750
      Third Quarter............................................. $14.250 $ 9.750
      Fourth Quarter............................................ $11.625 $ 9.750
      1997
      First Quarter............................................. $12.250 $ 9.500
      Second Quarter............................................ $11.000 $ 8.250
      Third Quarter............................................. $10.750 $ 8.125
      Fourth Quarter............................................ $10.063 $ 7.500

  On February 27, 1998, there were approximately 1600 beneficial holders of the Company's Common Stock.

  The Company has never declared or paid dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

  On November 26, 1997, the Company sold 160,000 shares of Common Stock, par value $.001 to SmithKline Beecham for an aggregate purchase price of $1,954,000 in reliance on Section 4(2) of the Securities Act of 1933. The sale of such shares was made in conjunction with the execution of an amendment to a collaborative research and license agreement between the parties.

            (The balance of this page is intentionally left blank.)

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data presented below is for each fiscal year in the five-year period ended December 31, 1997, and for the period from October 22, 1986 (inception) through December 31, 1997. This has been derived from the Company's financial statements, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants, and are qualified by reference to such Financial Statements and Notes thereto. The Company is considered a development stage company as described in Note 1 of Notes to Financial Statements.

                                                                        OCTOBER 22, 1986
                                  YEAR ENDED DECEMBER 31,                  (INCEPTION)
                         ---------------------------------------------       THROUGH
                           1993     1994     1995     1996      1997    DECEMBER 31, 1997
                         --------  -------  -------  -------  --------  -----------------
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
 Data:
  Revenues from research
   and license
   agreements........... $    868  $ 3,861  $ 9,562  $20,342  $  5,842      $ 48,500
  Operating expenses:
    Research and
     development........    6,021    7,765    8,727   11,326    15,090        56,776
    General and
     administrative.....    2,004    3,122    3,975    5,111     5,587        23,487
                         --------  -------  -------  -------  --------      --------
      Total operating
       expenses.........    8,025   10,887   12,702   16,437    20,677        80,263
                         --------  -------  -------  -------  --------      --------
      Operating income
       (loss)...........   (7,157)  (7,026)  (3,140)   3,905   (14,835)      (31,763)
  Other income
   (expense), net.......       (2)     270      322    2,550     3,308         6,674
                         --------  -------  -------  -------  --------      --------
  Income (loss) before
   income tax expense...   (7,159)  (6,756)  (2,818)   6,455   (11,527)      (25,089)
  Income tax expense....      --       --       500      350       167         1,018
                         --------  -------  -------  -------  --------      --------
  Net income (loss)..... $ (7,159) $(6,756) $(3,318) $ 6,105  $(11,694)     $(26,107)
  Diluted net income
   (loss) per share(1).. $  (1.91) $ (1.13) $ (0.48) $  0.55  $  (0.98)
                         ========  =======  =======  =======  ========
  Diluted weighted
   average shares
   outstanding(1).......    3,751    5,977    6,924   11,086    11,956
                                  YEAR ENDED DECEMBER 31,
                         ---------------------------------------------
                           1993     1994     1995     1996      1997
                         --------  -------  -------  -------  --------
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
  Cash, cash
   equivalents, and
   marketable
   securities........... $  6,414  $ 9,323  $ 8,340  $68,962  $ 57,942
  Working capital.......    5,839    8,104    5,832   67,413    56,365
  Total assets..........   12,599   12,084   10,600   72,160    62,634
  Long-term portion of
   capital leases and
   long-term debt.......      830      440      747      327        65
  Deficit accumulated
   during development
   stage................  (10,443) (17,199) (20,517) (14,413)  (26,107)
  Stockholders' equity..    7,011   10,165    7,322   69,870    62,634

--------
(1) See Note 1 of Notes to Financial Statements for information concerning the computation of net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the results of operations and financial condition of NPS should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

 Overview

  Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical product for sale and has incurred substantial losses. NPS has incurred cumulative losses through December 31, 1997 of $26.1 million, net of cumulative revenues from research and license agreements of $48.5 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. Accordingly, the Company expects that income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its licensees, to complete development of its products, to obtain the required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

 Results of Operations

  Substantially all of the Company's revenues of $9.6 million, $20.3 million and $5.8 million in 1995, 1996 and 1997, respectively, were derived from research and license agreements. The Company recognized $3.4 million in 1995, $5.7 million in 1996 and $1.9 million in 1997 under the terms of its agreement with SmithKline Beecham; $6.0 million in 1995, $4.0 million in 1996, and $3.5 million in 1997 under the terms of its agreement with Kirin; and $10.6 million in 1996 and $400,000 in 1997 under the terms of its agreement with Amgen. These revenues were derived from a combination of one-time license fees, milestone payments and research and development support payments and are not indicative of future revenue that may be earned under these agreements. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under these agreements.

  Research and development expenses increased from $8.7 million in 1995 to $11.3 million in 1996 and $15.1 million in 1997. The increases in research and development expenses were principally due to the conduct of increasingly expensive clinical trials for R-568 in 1995 and early 1996, the preclinical development of NPS 1506 in 1996 and early 1997, the conduct of clinical trials for NPS 1506 commencing in mid-1997 and increased personnel costs throughout the three years. Research and development expenses are expected to continue to increase in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology, product candidates or products from private commercial entities, academia or research institutions and hires more research and development personnel.

  General and administrative expenses increased from $4.0 million in 1995 to $5.1 million in 1996 and $5.6 million in 1997. The increases were primarily due to hiring of additional personnel in the areas of business development, investor relations and legal affairs in 1996 and costs associated with a follow-on offering of the Company's common stock which was completed in May 1996. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support research and development activities.

  Interest income increased from $480,000 in 1995 to $2.7 million in 1996 and $3.4 million in 1997 primarily due to a higher average cash balance resulting from the net proceeds of the follow-on offering of common stock in May 1996. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

  Income tax expense of $500,000 in 1995, $200,000 in 1996 and $200,000 in
1997 resulted from a 10% Japanese tax withheld on the license fee and milestone payments by Kirin, and U.S. alternative minimum tax of $118,000 incurred on net income in 1996 and paid in 1997. Future milestone and royalty payments from Kirin will be subject to the same 10% tax.

  As of December 31, 1997, the Company had a federal income tax net operating loss carryforward of approximately $23.2 million and a federal income tax research credit carryforward of approximately $2.1 million. The Company's ability to utilize these operating loss and research credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 8 of Notes to Financial Statements.

 Liquidity and Capital Resources

  The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of December 31, 1997, the Company had recognized $48.5 million of cumulative revenues from research and license agreements and $86.4 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $57.9 million at December 31, 1997.

  The Company receives quarterly research and/or development support payments under its agreements with Amgen, Kirin and SmithKline Beecham. Such payments are scheduled to aggregate $8.7 million through the scheduled expiration dates of the agreements in December, June and October 2000, respectively. In addition, SmithKline Beecham will purchase 453,000 shares of NPS common stock at a premium to the market price if the research agreement is not terminated early.

  The Company could receive future payments of up to $49.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing or resources applied by its licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. No assurance can be given that any future milestone or research or development support payments will be received from any of them or under any other licensing agreement then in effect.

  The Company has entered into certain sponsored research and license agreements that obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions, or as license fees or royalties to maintain the licenses. As of December 31, 1997, the Company had a total commitment of approximately $3.2 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

  As of December 31, 1997, the Company's investment in leasehold improvements, equipment and furnishings was $4.0 million, net of depreciation. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $392,000 as of December 31, 1997, of which $330,000 is classified as short term. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt or leases. Equipment and leasehold improvements subject to the capital leases and long-term debt have been pledged in support of such obligations.

  The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments and equity purchases from its licensees, will be sufficient to enable it to maintain its current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including the progress of the Company's current and future research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements, the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Furthermore, in the event the Company were to in-license or otherwise acquire a product candidate in clinical development, substantial expenditures for clinical trials and regulatory submissions would be required. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS that may be derived from current research and development efforts and perform research and development activities in additional areas. In addition, if any licensee terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a product in the respective territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which the Company could maintain its operations or require the Company to reduce its operations.

  NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company is presently seeking additional funding for certain of its current programs through corporate collaborations and licensing agreements. The Company may also seek additional funding through public or private financing. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company may otherwise seek to develop or commercialize on its own.

 Year 2000 Assessment

  The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. The Company does not yet know the extent, if any, of the impact of the year 2000 on its systems and equipment. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

 Certain Business Risks

  The Company is currently in the early stage of product development. NPS 1506 and compounds for the treatment of HPT are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS 1506 or any compound for HPT will prove to be safe or effective or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that such compounds will be found to be safe, effective or marketable. All of the Company's remaining technologies are in preclinical stages and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is primarily dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

  Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of the Company's in-licensing efforts, the Company's dependence on key personnel and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in Item 1, "Business -- Risk Factors."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's Financial Statements and notes thereto appear on pages F-1 to F-21 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Certain of the information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 20, 1998, under the caption "Election of Directors," and is incorporated by reference herein. For information regarding executive officers, See Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  Certain of the information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held on May 20, 1998, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 20, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 20, 1998, under the caption "Certain
Transactions," and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Index to Financial Statements and Report of Independent Auditors. The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
      Index to Financial Statements......................................   F-1
      Report of KPMG Peat Marwick LLP, Independent Auditors..............   F-2
      Balance Sheets.....................................................   F-3
      Statements of Operations...........................................   F-4
      Statements of Stockholders' Equity.................................   F-5
      Statements of Cash Flows...........................................  F-10
      Notes to Financial Statements......................................  F-11

  2. Index to Financial Statements Schedules. There are no Financial Statements Schedules included because they are either not applicable or the required information is shown in the Financial Statements or the notes thereto.

  3. Exhibits.

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  4.1    Rights Agreement, dated as of December 4, 1996, between NPS
          Pharmaceuticals, Inc. and American Stock Transfer & Trust, Inc., with
          Exhibit A, Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock; Exhibit B, Form of Right Certificate;
          and Exhibit C, Summary of Rights to Purchase Shares of Preferred
          Stock.(6)
 10.1    Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993.(1)
 10.2    Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November 18, 1993.(1)
 10.3    Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan.(1)
 10.4    Form of Registrant's 1994 Equity Incentive Plan and Form of Stock
          Option Agreements.(1)
 10.5    Registrant's 1987 Stock Option Plan, as amended, and Form of Stock
          Option Agreement.(1)
 10.6    Form of Registrant's 1994 Employee Stock Purchase Plan and Form of
          Offering Document.(1)
 10.7    Master Lease Agreement between the Registrant and LINC Scientific
          Leasing, dated October 7, 1992, with related addenda.(1)
 10.8    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
 10.9*   Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993.(1)
 10.10*  Patent Agreement Between the Registrant and The Brigham and Women's
          Hospital, Inc., dated February 19, 1993, with related amendment.(1)
 10.11*  Research Agreement between the Registrant and The Brigham and Women's
          Hospital, Inc., dated February 19, 1993, with related amendment.(1)
 10.15*  Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995.(3)
 10.16*  Development and License Agreement between the Registrant and Amgen
          Inc. effective as of December 27, 1995.(7)
 10.17*  Stock Purchase Agreement between Registrant and Amgen Inc. dated March
          18, 1996.(7)
 10.18   Lease Agreement with GATX dated June 1, 1995, with related addenda.(3)
 10.19   Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments.(3)
 10.20   Consultant Services Agreement between the Registrant and Thomas N.
          Parks, Ph.D., dated January 30, 1989.(1)
 10.21   Consulting Agreement between the Registrant and Plexus Ventures, Inc.
          dated August 5, 1994, as amended.(2)
 10.22*  Binding Letter of Intent between Amgen Inc. and the Registrant dated
          December 27, 1995.(4)
 10.23*  Amendment effective February 7, 1996 to Research Agreement between the
          Registrant and The Brigham and Women's Hospital, Inc. dated February
          19, 1993.(7)
 10.24*  Amendment effective February 7, 1996 to Patent Agreement between the
          Registrant and The Brigham and Women's Hospital, Inc., dated February
          19, 1993.(7)

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 10.25*  Amendment effective January 29, 1996 to the Collaborative Research and
          License Agreement between the Registrant and SmithKline Beecham
          Corporation, dated November 1, 1993.(7)
 10.26   Form of Registrant's 1994 Employee Stock Purchase Plan and Form of
          Offering Document as amended and adopted by the Board of Directors dated December 1996.(5)
 10.27   Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as
          amended and adopted by the Board of Directors dated December 1996.(5)
 10.28   Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996.(5)
 10.29   Consulting Services Agreement between the Registrant and Donald E.
          Kuhla, Ph.D. dated November 1, 1996.(7)
 10.30*  Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc. dated October 28, 1996.(6)
 10.31   1997 Research Agreement Amendment between The Brigham and Women's
          Hospital, Inc. and NPS Pharmaceuticals, Inc., effective March 1,
          1997.(7)
 10.32*  Research and Development Agreement between Systems Integration Drug
          Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS
          Pharmaceuticals, Inc., dated July 16, 1997.(8)
 10.33   Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc., dated October 24, 1997.(9)
 10.34   Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc., dated October 27, 1997.(9)
 10.35*  Amendment to the Collaborative Research and License Agreement between
          SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
          November 26, 1997.(9)
 10.36   Stock Purchase Agreement between SmithKline Beecham Corporation and
          NPS Pharmaceuticals, Inc., dated November 26, 1997.(9)
 10.37   First Amendment to the Research & Development Agreement between
          SIDDCO, INC. and NPS Pharmaceuticals, Inc.
 23.1    Consent of KPMG Peat Marwick LLP, independent auditors.
 24.1    Power of Attorney (incorporated in the signature page of this Form 10-
          K).
 27.1    Financial Data Schedule (attached to EDGAR filing only).
 27.2    Restated Financial Data Schedule for 1996 (attached to EDGAR filing only).

--------
*  Confidential Treatment has been granted.
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.

  (b) Reports on Form 8-K: None

  (c) See Exhibits listed under Item 14(a)(3).

  (d) The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 26TH DAY OF MARCH, 1998.

                                          NPS Pharmaceuticals, Inc.

                                                    /s/ Hunter Jackson
                                          By: _________________________________
                                                   Hunter Jackson, Ph.D.
                                               President and Chief Executive
                                            Officer, and Chairman of the Board

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hunter Jackson and James U. Jensen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

                NAME                           TITLE                 DATE

         /s/ Hunter Jackson            President and Chief      March 26, 1998
-------------------------------------   Executive Officer
        HUNTER JACKSON, PH.D.           (Principal
                                        Executive Officer)
                                        and Chairman of the
                                        Board

        /s/ Robert K. Merrell          Vice President,          March 26, 1998
-------------------------------------   Finance, Chief
          ROBERT K. MERRELL             Financial Officer
                                        and Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ James U. Jensen           Vice President,          March 26, 1998
-------------------------------------   Corporate
           JAMES U. JENSEN              Development and
                                        Legal Affairs,
                                        Director

                NAME                            TITLE                DATE

         /s/ Santo J. Costa             Director                March 26, 1998
-------------------------------------
           SANTO J. COSTA

       /s/ James G. Groninger           Director                March 26, 1998
-------------------------------------
         JAMES G. GRONINGER

        /s/  Donald E. Kuhla            Director                March 26, 1998
-------------------------------------
       DONALD E. KUHLA, PH.D.

         /s/ Thomas N. Parks            Director                March 26, 1998
-------------------------------------
       THOMAS N. PARKS, PH.D.

         /s/ Timothy J. Rink            Director                March 26, 1998
-------------------------------------
        TIMOTHY J. RINK, M.D.

                         INDEX TO FINANCIAL STATEMENTS

Report of KPMG Peat Marwick LLP, Independent Auditors......................  F-2
Balance Sheets.............................................................  F-3
Statements of Operations...................................................  F-4
Statements of Stockholders' Equity.........................................  F-5
Statements of Cash Flows................................................... F-10
Notes to Financial Statements.............................................. F-11

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders NPS Pharmaceuticals, Inc.:

  We have audited the accompanying balance sheets of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from October 22, 1986 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from October 22, 1986 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Salt Lake City, Utah
February 6, 1998

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1996          1997
                                                     ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 68,961,764  $ 36,103,533
  Marketable investment securities (note 3)........           --     21,838,568
  Accounts receivable..............................       415,208       391,667
  Prepaid expenses.................................           --        281,250
                                                     ------------  ------------
    Total current assets...........................    69,376,972    58,615,018
                                                     ------------  ------------
Plant and equipment (note 4):
  Equipment........................................     3,259,376     4,965,521
  Leasehold improvements...........................     1,997,994     2,738,432
                                                     ------------  ------------
                                                        5,257,370     7,703,953
  Less accumulated depreciation and amortization...     2,477,665     3,687,915
                                                     ------------  ------------
    Net plant and equipment........................     2,779,705     4,016,038
Other assets, at cost..............................         3,267         3,267
                                                     ------------  ------------
                                                     $ 72,159,944  $ 62,634,323
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of obligations under capital
   leases (note 4).................................  $     53,339  $     35,764
  Current installments on long-term debt (note 5)..       369,467       291,098
  Accounts payable.................................       619,120       999,476
  Accrued expenses.................................       271,677       340,172
  Deferred income (note 2).........................       500,000       583,333
  Income tax payable (note 8)......................       150,000           --
                                                     ------------  ------------
    Total current liabilities......................     1,963,603     2,249,843
Obligations under capital leases, excluding current
 installments (note 4).............................        27,295        56,908
Long-term debt, excluding current installments
 (note 5)..........................................       299,534         8,436
                                                     ------------  ------------
    Total liabilities..............................     2,290,432     2,315,187
                                                     ------------  ------------
Commitments and contingencies (notes 2, 4, and 10)
Stockholders' equity (notes 6 and 7):
  Preferred stock, $.001 par value. Authorized
   5,000,000 shares; none issued and outstanding...           --            --
  Common stock, $.001 par value. Authorized
   20,000,000 shares; issued and outstanding
   11,807,221 shares at December 31, 1996, and
   12,208,576 shares at December 31, 1997..........        11,807        12,209
  Additional paid-in capital.......................    84,270,283    86,413,846
  Deficit accumulated during development stage.....   (14,412,578)  (26,106,919)
                                                     ------------  ------------
    Net stockholders' equity.......................    69,869,512    60,319,136
                                                     ------------  ------------
                                                     $ 72,159,944  $ 62,634,323
                                                     ============  ============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                  OCTOBER 22,
                                                                      1986
                                                                  (INCEPTION)
                                YEAR ENDED DECEMBER 31,             THROUGH
                          --------------------------------------  DECEMBER 31,
                             1995         1996          1997          1997
                          -----------  -----------  ------------  ------------
Revenues from research
 and license
 agreements.............  $ 9,562,319  $20,342,330  $  5,841,667  $ 48,499,846
Operating expenses:
  Research and
   development..........    8,727,316   11,326,044    15,089,746    56,775,980
  General and
   administrative.......    3,975,379    5,111,651     5,586,837    23,486,933
                          -----------  -----------  ------------  ------------
    Total operating
     expenses...........   12,702,695   16,437,695    20,676,583    80,262,913
                          -----------  -----------  ------------  ------------
    Operating income
     (loss).............   (3,140,376)   3,904,635   (14,834,916)  (31,763,067)
Other income (expense):
  Interest income.......      480,029    2,690,568     3,257,571     7,204,983
  Gain on sale of
   marketable investment
   securities...........          --           --        118,686       118,686
  Interest expense......     (157,744)    (141,705)      (67,917)     (685,335)
  Other.................          --         1,189           --         35,579
                          -----------  -----------  ------------  ------------
    Total other income..      322,285    2,550,052     3,308,340     6,673,913
                          -----------  -----------  ------------  ------------
    Income (loss) before
     income tax
     expense............   (2,818,091)   6,454,687   (11,526,576)  (25,089,154)
Income tax expense (note
 8).....................      500,000      350,000       167,765     1,017,765
                          -----------  -----------  ------------  ------------
Net income (loss).......  $(3,318,091) $ 6,104,687  $(11,694,341) $(26,106,919)
                          ===========  ===========  ============  ============
Net income (loss) per
 common and common-
 equivalent share (note
 1):
  Basic.................  $      (.48) $       .59  $       (.98)
  Diluted...............  $      (.48) $       .55  $       (.98)
                          ===========  ===========  ============
Weighted-average common
 and common-equivalent
 shares outstanding
 during the year (note
 1):
  Basic.................    6,924,400   10,335,298    11,956,396
  Diluted...............    6,924,400   11,086,000    11,956,396
                          ===========  ===========  ============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED    NET
                    SERIES A  SERIES B  SERIES C  SERIES D  SERIES E          ADDITIONAL DEFERRED   DURING     STOCK-
                    PREFERRED PREFERRED PREFERRED PREFERRED PREFERRED COMMON   PAID-IN   COMPEN-  DEVELOPMENT HOLDERS'
                      STOCK     STOCK     STOCK     STOCK     STOCK   STOCK    CAPITAL    SATION     STAGE     EQUITY
                    --------- --------- --------- --------- --------- ------  ---------- -------- ----------- ---------
Balances, December
 31, 1985.........    $         $         $         $         $       $        $           $       $          $
Issuance of
 1,125,000 shares
 of common stock
 for cash and
 equipment valued
 at fair value
 upon
 incorporation at
 October 22,
 1986.............      --        --       --        --        --      1,125     13,875     --           --      15,000
Net loss..........      --        --       --        --        --        --         --      --       (12,477)   (12,477)
                      -----     -----     ----      ----      ----    ------   --------    ----    ---------  ---------
Balances, December
 31, 1986.........      --        --       --        --        --      1,125     13,875     --       (12,477)     2,523
Repurchase of
 375,000 shares of
 common stock.....      --        --       --        --        --       (375)    (4,625)    --           --      (5,000)
Issuance of 82,500
 shares of common
 stock for
 services.........      --        --       --        --        --         83      1,017     --           --       1,100
Net income........      --        --       --        --        --        --         --      --       121,274    121,274
                      -----     -----     ----      ----      ----    ------   --------    ----    ---------  ---------
Balances, December
 31, 1987.........      --        --       --        --        --        833     10,267     --       108,797    119,897
Issuance of 55,556
 shares of
 preferred stock
 for cash.........    5,556       --       --        --        --        --     294,446     --           --     300,002
Issuance of 11,448
 shares of common
 stock for cash
 under option
 plan.............      --        --       --        --        --         11      1,516     --           --       1,527
Issuance of 97,500
 shares of common
 stock for
 services under
 option plan......      --        --       --        --        --         98     32,402     --           --      32,500
Net loss..........      --        --       --        --        --        --         --      --      (105,643)  (105,643)
                      -----     -----     ----      ----      ----    ------   --------    ----    ---------  ---------
Balances, December
 31, 1988.........    5,556       --       --        --        --        942    338,631     --         3,154    348,283
Issuance of 37,037
 shares of
 preferred stock
 for cash.........      --      3,704      --        --        --        --     336,296     --           --     340,000
Issuance of 7,500
 shares of common
 stock for
 services under
 option plan......      --        --       --        --        --          7      2,493     --           --       2,500
Net loss..........      --        --       --        --        --        --         --      --        (5,025)    (5,025)
                      -----     -----     ----      ----      ----    ------   --------    ----    ---------  ---------
Balances, December
 31, 1989.........    5,556     3,704      --        --        --        949    677,420     --        (1,871)   685,758

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED      NET
                  SERIES A  SERIES B  SERIES C  SERIES D  SERIES E          ADDITIONAL   DEFERRED   DURING       STOCK-
                  PREFERRED PREFERRED PREFERRED PREFERRED PREFERRED COMMON    PAID-IN    COMPEN-  DEVELOPMENT   HOLDERS'
                    STOCK     STOCK     STOCK     STOCK     STOCK   STOCK     CAPITAL     SATION     STAGE       EQUITY
                  --------- --------- --------- --------- --------- ------  -----------  -------- -----------  -----------
Issuance of
 37,037 shares
 of preferred
 stock for
 cash...........   $   --    $ 3,703    $--       $--       $--     $  --   $   336,297    $--    $       --   $   340,000
Issuance of
 2,475 shares of
 common stock
 for cash under
 option plan....       --        --      --        --        --          2          898     --            --           900
Net loss........       --        --      --        --        --        --           --      --       (212,976)    (212,976)
                   -------   -------    ----      ----      ----    ------  -----------    ----   -----------  -----------
Balances,
 December 31,
 1990...........     5,556     7,407     --        --        --        951    1,014,615     --       (214,847)     813,682
Issuance of
 4,500 shares of
 common stock
 for cash under
 option plan....       --        --      --        --        --          5        2,245     --            --         2,250
Net loss........       --        --      --        --        --        --           --      --       (462,054)    (462,054)
                   -------   -------    ----      ----      ----    ------  -----------    ----   -----------  -----------
Balances,
 December 31,
 1991...........     5,556     7,407     --        --        --        956    1,016,860     --       (676,901)     353,878
Issuance of
 3,675 shares of
 common stock
 for cash under
 option plan....       --        --      --        --        --          4        2,221     --            --         2,225
Issuance of
 230,334 shares
 of common stock
 upon conversion
 of 129,630
 shares of
 preferred
 stock..........    (5,556)   (7,407)    --        --        --        230       12,733     --            --           --
Repurchase and
 cancellation of
 83,334 shares
 of common stock
 for cash.......       --        --      --        --        --        (83)    (299,917)    --            --      (300,000)
Issuance of
 781,250 shares
 of preferred
 stock for cash,
 net of offering
 costs..........       --        --      781       --        --        --     4,937,462     --            --     4,938,243
Issuance of
 678,573 shares
 of preferred
 stock for cash,
 net of offering
 costs..........       --        --      --        679       --        --     4,693,794     --            --     4,694,473
Issuance of
 101,452 shares
 of common stock
 for services
 related to
 preferred stock
 offering.......       --        --      --        --        --        101         (101)    --            --           --
Net loss........       --        --      --        --        --        --           --      --     (2,607,359)  (2,607,359)
                   -------   -------    ----      ----      ----    ------  -----------    ----   -----------  -----------
Balances,
 December 31,
 1992...........       --        --      781       679       --      1,208   10,363,052     --     (3,284,260)   7,081,460

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED       NET
                  SERIES A  SERIES B  SERIES C  SERIES D  SERIES E         ADDITIONAL   DEFERRED      DURING       STOCK-
                  PREFERRED PREFERRED PREFERRED PREFERRED PREFERRED COMMON   PAID-IN     COMPEN-   DEVELOPMENT    HOLDERS'
                    STOCK     STOCK     STOCK     STOCK     STOCK   STOCK    CAPITAL     SATION       STAGE        EQUITY
                  --------- --------- --------- --------- --------- ------ -----------  ---------  ------------  -----------
Issuance of
 37,524 shares
 of common stock
 for cash under
 option plan....    $--       $--       $ --      $ --      $ --    $   38 $    25,545  $     --   $        --   $    25,583
Issuance of
 583,334 shares
 of preferred
 stock for cash,
 net of offering
 costs..........     --        --         --        --        583      --    6,968,115        --            --     6,968,698
Issuance of
 6,050 shares of
 preferred stock
 for services...     --        --         --        --          6      --       72,594        --            --        72,600
Deferred
 compensation
 related to
 grant of stock
 options, net of
 current year
 expense........     --        --         --        --        --       --      766,500   (745,458)          --        21,042
Net loss........     --        --         --        --        --       --          --         --     (7,158,581)  (7,158,581)
                    ----      ----      -----     -----     -----   ------ -----------  ---------  ------------  -----------
Balances,
 December 31,
 1993...........     --        --         781       679       589    1,246  18,195,806   (745,458)  (10,442,841)   7,010,802
Issuance of
 3,475,666
 shares of
 common stock
 upon conversion
 of 2,049,207
 shares of
 preferred
 stock..........     --        --        (781)     (679)     (589)   3,475      (1,426)       --            --           --
Issuance of
 2,000,000
 shares of
 common stock
 for cash, net
 of offering
 costs..........     --        --         --        --        --     2,000   9,530,252        --            --     9,532,252
Issuance of
 20,000 shares
 of common stock
 for services...     --        --         --        --        --        20      95,958        --            --        95,978
Issuance of
 46,118 shares
 of common stock
 for cash and
 options for 432
 shares under
 option plans...     --        --         --        --        --        46      26,477        --            --        26,523
Amortization of
 deferred
 compensation...     --        --         --        --        --       --          --     255,500           --       255,500
Net loss........     --        --         --        --        --       --          --         --     (6,756,333)  (6,756,333)
                    ----      ----      -----     -----     -----   ------ -----------  ---------  ------------  -----------
Balances,
 December 31,
 1994...........     --        --         --        --        --     6,787  27,847,067   (489,958)  (17,199,174)  10,164,722

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED       NET
                  SERIES A  SERIES B  SERIES C  SERIES D  SERIES E         ADDITIONAL   DEFERRED      DURING       STOCK-
                  PREFERRED PREFERRED PREFERRED PREFERRED PREFERRED COMMON   PAID-IN     COMPEN-   DEVELOPMENT    HOLDERS'
                    STOCK     STOCK     STOCK     STOCK     STOCK   STOCK    CAPITAL     SATION       STAGE        EQUITY
                  --------- --------- --------- --------- --------- ------ -----------  ---------  ------------  -----------
Issuance of
 242,385 shares
 of common stock
 for cash and
 options for
 14,816 shares
 under option
 plans..........    $--       $--       $--       $--       $--     $  243 $   100,378  $     --   $        --   $   100,621
Issuance of
 39,771 shares
 of common stock
 for cash under
 employee
 purchase plan..     --        --        --        --        --         40     109,827        --            --       109,867
Issuance of
 3,287 shares of
 common stock
 for services...     --        --        --        --        --          3       9,858        --            --         9,861
Amortization of
 deferred
 compensation...     --        --        --        --        --        --          --     255,500           --       255,500
Net loss........     --        --        --        --        --        --          --         --     (3,318,091)  (3,318,091)
                    ----      ----      ----      ----      ----    ------ -----------  ---------  ------------  -----------
Balances,
 December 31,
 1995...........     --        --        --        --        --      7,073  28,067,130   (234,458)  (20,517,265)   7,322,480
Issuance of
 1,000,000
 shares of
 common stock
 for cash
 (note 2).......     --        --        --        --        --      1,000   7,499,000        --            --     7,500,000
Issuance of
 3,450,000
 shares of
 common stock
 for cash, net
 of offering
 costs..........     --        --        --        --        --      3,450  47,909,132        --            --    47,912,582
Issuance of
 223,940 shares
 of common stock
 for cash and
 options for
 5,746 shares
 under option
 plans..........     --        --        --        --        --        223     220,726        --            --       220,949
Issuance of
 24,814 shares
 of common stock
 for services
 under option
 plans..........     --        --        --        --        --         25     333,890        --            --       333,915
Issuance of
 18,147 shares
 of common stock
 for cash under
 employee
 purchase plan..     --        --        --        --        --         18     110,423        --            --       110,441
Issuance of
 17,519 shares
 of common stock
 for warrants
 for 2,731
 shares upon
 exercise of
 warrants.......     --        --        --        --        --         18         (18)       --            --           --
Consulting
 expense related
 to the grant of
 stock options
 for services
 rendered (note
 6).............     --        --        --        --        --        --      130,000        --            --       130,000
Amortization of
 deferred
 compensation...     --        --        --        --        --        --          --     234,458           --       234,458
Net income......     --        --        --        --        --        --          --         --      6,104,687    6,104,687
                    ----      ----      ----      ----      ----    ------ -----------  ---------  ------------  -----------
Balances,
 December 31,
 1996...........     --        --        --        --        --     11,807  84,270,283        --    (14,412,578)  69,869,512

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

             OCTOBER 22, 1986 (INCEPTION) THROUGH DECEMBER 31, 1997

                                                                                                  DEFICIT
                                                                                                ACCUMULATED       NET
                 SERIES A  SERIES B  SERIES C  SERIES D  SERIES E          ADDITIONAL  DEFERRED    DURING        STOCK-
                 PREFERRED PREFERRED PREFERRED PREFERRED PREFERRED COMMON    PAID-IN   COMPEN-  DEVELOPMENT     HOLDERS'
                   STOCK     STOCK     STOCK     STOCK     STOCK    STOCK    CAPITAL    SATION     STAGE         EQUITY
                 --------- --------- --------- --------- --------- ------- ----------- -------- ------------  ------------
Issuance of
 160,000 shares
 of common stock
 for cash
 (note 2).......   $--       $--       $--       $--       $--     $   160 $ 1,553,840   $--    $        --   $  1,554,000
Issuance of
 211,554 shares
 of common stock
 for cash and
 11,864 shares
 under option
 plans..........    --        --        --        --        --         211     301,868    --             --        302,079
Issuance of
 11,200 shares
 of common stock
 for services
 under option
 plans..........    --        --        --        --        --          11     128,089    --             --        128,100
Issuance of
 20,343 shares
 of common stock
 for cash under
 employee
 purchase plan..    --        --        --        --        --          20     159,766    --             --        159,786
Net loss........    --        --        --        --        --         --          --     --     (11,694,341)  (11,694,341)
                   ----      ----      ----      ----      ----    ------- -----------   ----   ------------  ------------
Balances,
 December 31,
 1997...........   $--       $--       $--       $--       $--     $12,209 $86,413,846   $--    $(26,106,919) $ 60,319,136


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                  OCTOBER 22,
                                                                      1986
                                                                  (INCEPTION)
                                YEARS ENDED DECEMBER 31,            THROUGH
                          --------------------------------------  DECEMBER 31,
                             1995         1996          1997          1997
                          -----------  -----------  ------------  ------------
Cash flows from
 operating activities:
 Net income (loss)......  $(3,318,091) $ 6,104,687  $(11,694,341) $(26,106,919)
 Adjustments to
  reconcile net income
  (loss) to net cash
  used in operating
  activities:
  Depreciation and
   amortization.........      674,039      903,213     1,210,250     4,396,491
  Gain on sale of
   equipment............          --        (1,189)          --        (29,909)
  Issuance of common and
   preferred stock in
   lieu of cash for
   services.............        9,861      333,915       128,100       806,554
  Amortization of
   deferred
   compensation.........      255,500      234,458           --        766,500
  Decrease (increase) in
   operating assets:
   Accounts receivable..      237,000     (392,208)       23,541      (391,667)
   Prepaid expenses.....          --           --       (281,250)     (281,250)
   Other assets.........       24,874       38,887           --         (6,867)
  Increase (decrease) in
   operating
   liabilities:
   Accounts payable and
    accrued expenses....      110,187     (285,381)      448,851     1,339,648
   Deferred income......      587,500      (87,500)       83,333       583,333
   Income tax payable...          --       150,000      (150,000)          --
                          -----------  -----------  ------------  ------------
    Net cash provided by
     (used in) operating
     activities.........   (1,419,130)   6,998,882   (10,231,516)  (18,924,086)
                          -----------  -----------  ------------  ------------
Cash flows from
 investing activities:
 Net sale (purchase) of
  marketable investment
  securities............    3,092,135          --    (21,838,568)  (21,838,568)
 Acquisition of
  equipment and
  leasehold
  improvements..........     (373,171)  (1,350,974)   (2,369,428)   (7,779,528)
 Proceeds from sale of
  equipment.............          --        27,137           --      1,075,621
                          -----------  -----------  ------------  ------------
    Net cash provided by
     (used in) investing
     activities.........    2,718,964   (1,323,837)  (24,207,996)  (28,542,475)
                          -----------  -----------  ------------  ------------
Cash flows from
 financing activities:
 Proceeds from note
  payable to bank.......          --           --            --        123,855
 Proceeds from issuance
  of preferred stock....          --           --            --     17,581,416
 Proceeds from issuance
  of common stock.......      210,488   55,743,972     2,015,865    67,571,585
 Proceeds from long-term
  debt..................    1,166,434          --            --      1,166,434
 Principal payments on
  note payable to bank..          --           --            --       (123,855)
 Principal payments
  under capital lease
  obligations...........     (427,053)    (440,605)      (65,117)   (1,385,137)
 Principal payments on
  long-term debt........     (141,160)    (356,273)     (369,467)   (1,064,204)
 Repurchase of preferred
  stock.................          --           --            --       (300,000)
                          -----------  -----------  ------------  ------------
    Net cash provided by
     financing
     activities.........      808,709   54,947,094     1,581,281    83,570,094
                          -----------  -----------  ------------  ------------
Net increase (decrease)
 in cash and cash
 equivalents............    2,108,543   60,622,139   (32,858,231)   36,103,533
Cash and cash
 equivalents at
 beginning of period....    6,231,082    8,339,625    68,961,764           --
                          -----------  -----------  ------------  ------------
Cash and cash
 equivalents at end of
 period.................  $ 8,339,625  $68,961,764  $ 36,103,533  $ 36,103,533
                          ===========  ===========  ============  ============
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW
 INFORMATION
Cash paid for interest..  $   171,752  $   141,705  $     67,917  $    685,335
Cash paid for taxes.....      500,000      200,000       317,765       887,765
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
Acquisition of equipment
 through incurrence of
 capital lease
 obligations............  $    62,945  $    32,248  $     77,155  $  1,477,809
Acquisition of leasehold
 improvements through
 incurrence of debt.....          --           --            --        197,304
Issuance of preferred
 stock for stock
 subscription
 receivable.............          --           --            --      4,000,000
Accrual of deferred
 offering costs.........          --           --            --        150,000

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1996, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NPS Pharmaceuticals, Inc. (the "Company"), a development stage enterprise, is engaged in the discovery and commercial development of novel pharmaceutical products, primarily small molecule drugs that target cell surface receptors and ion channels. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its financial statements:

 (a) Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of $67,517,875 and $31,100,862 at December 31, 1996 and 1997, respectively. At
  December 31, 1996 and 1997, the book value of cash equivalents approximates fair value.

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

 (d) Net Income (Loss) Per Common and Common-Equivalent Share

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, the Company has adopted SFAS 128.

    SFAS 128 establishes a different method of computing net income (loss) per common and common-equivalent share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128, requires the presentation of basic and diluted income (loss) per share. Basic is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Prior periods have been restated for presentation in accordance with SFAS 128.

    In calculating income (loss) per common and common-equivalent share the net income (loss) was the same for both the basic and diluted calculation. Additionally, the weighted average common and common-

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  equivalent shares outstanding for purposes of calculating income (loss) per share were the same for all years presented except 1996. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 1996:

     Basic (weighted average common shares outstanding during the year)....................................................... 10,335,298
     Weighted average common stock options outstanding during the
      year........................................................    750,702
                                                                   ----------
     Diluted...................................................... 11,086,000
                                                                   ==========

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

 (h) Marketable Investment Securities

    The Company classifies its marketable debt and equity securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Dividend income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis.

 (i) Reclassifications

    Certain amounts in 1995 and 1996 have been reclassified to conform with the 1997 presentation.

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(2) COLLABORATIVE AND LICENSE AGREEMENTS

  The Company is pursuing product development both on an independent basis and in collaboration with others. Following is a description of significant current collaborations and license agreements:

 (a) Amgen Inc.

    Effective March 18, 1996, the Company entered into a development and license agreement with Amgen Inc. ("Amgen") to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company.

 (b) Kirin Brewery Company, Limited

    Effective June 30, 1995, NPS entered into a five year agreement with the pharmaceutical division of Kirin Brewery Company, Limited (a Japanese company), to develop and commercialize compounds for the treatment hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing NPS's parathyroid calcium receptor technology. Kirin has the right to develop in its territory any NPS compound chosen by Amgen for development in its territory.

    The Company recognized the $5.0 million nonrefundable license fee in 1995. The Company recognized $1.0 million, $2.0 million, and $1.5 million in research support as revenue in 1995, 1996, and 1997, respectively. Additionally, the Company recognized as revenue a $2.0 million milestone payment related to this agreement during 1996 and a $2 million milestone payment during 1997.

 (c) SmithKline Beecham Corporation

    Effective November 1, 1993, the Company entered into the SmithKline Beecham Agreement ("SB Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The SB Agreement established a three year research collaboration between the parties, which has been extended through October 2000. As part of extending this agreement SmithKline Beecham purchased 160,000 shares of the Company's common stock and agreed to purchase up to 453,000 additional shares and to pay research support payments of approximately $437,500 per quarter through October 2000 unless the agreement is terminated earlier. Under the SB Agreement, the Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the SB Agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

    Under the SB Agreement, the Company has recognized research and licensing revenue of $3.4 million, $2.7 million, and $1.9 million in 1995, 1996, and 1997, respectively. Additionally, at December 31, 1997 the Company has deferred income of approximately $330,000 related to its research agreement with

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  SmithKline Beecham. During 1996, the Company achieved its first milestone under the agreement and received a corresponding $3.0 million milestone payment that was recognized as revenue. The Company is also entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company will receive royalties on sales of such compounds by SmithKline Beecham and a share of the profits from co-promoted products.

    SmithKline Beecham and S.R. One, Limited, an affiliate of SmithKline Beecham, are equity investors in the Company.

 (d) In-license Agreements

    The Company has entered into certain sponsored research and license agreements that require the Company to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 1995, 1996, and 1997, the Company paid to these institutions $306,777, $779,417, and $1.2 million, respectively, in sponsored research payments and license fees. As of December 31, 1997, the Company had a total commitment of approximately $3.2 million for future research support payments.

 (e) Small Business Innovation Research Grants

    The Company recognized revenue of $126,444 and $15,768, during 1995 and 1996, respectively, under the terms of a Small Business Innovation Research grant from the federal government. No such revenues were earned or recognized in 1997.

  Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensees) under the above described collaborative and license agreements, the success of the programs, as explained above, is dependent upon the efforts of the Licensees. Each of the above agreements may be terminated early. If any of the Licensees terminates the above agreements, such termination may have a material adverse effect on the Company's operations.

(3) MARKETABLE INVESTMENT SECURITIES

  The fair value for securities by major type and class at December 31, 1997 are summarized as follows:

                                                                       FAIR
                                                                       VALUE
                                                                    -----------
     U.S. Government Securities.................................... $15,100,192
     Foreign bank certificates of deposit..........................   2,026,698
     Asset backed securities.......................................   1,004,606
     Federal agency obligations....................................   1,667,346
     Corporate notes...............................................   1,025,802
     Certificates of deposit.......................................   1,013,924
                                                                    -----------
                                                                    $21,838,568
                                                                    ===========

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Maturities of Investment Securities are as follows at December 31, 1997. (Maturities of asset backed securities have been presented based upon estimated cash flows assuming no change in the current interest rate environment):

                                                                       FAIR
                                                                       VALUE
                                                                    -----------
     Due within one year........................................... $18,937,618
     Due after one year through five years.........................   1,896,345
     Due between five and ten years................................   1,004,605
                                                                    -----------
                                                                    $21,838,568
                                                                    ===========

  Gross unrealized holding gains and losses at December 31, 1997 were not material. For the year ended December 31, 1997 purchases and sales of marketable investment securities were $126,447,902 and $104,728,019, respectively.

(4) LEASES

  The Company is obligated under capital leases for equipment that expire at various dates during the next three years. The Company also has a noncancelable operating lease for office space that expires in September 1999. Rental expense for this operating lease was $493,667, $525,919, and $530,953 for 1995, 1996, and 1997, respectively. The present value of future minimum lease payments on capital leases and future lease payments under the noncancelable operating lease as of December 31, 1997 are:

                                                              CAPITAL OPERATING
                                                              LEASES    LEASE
                                                              ------- ---------
     Year ending December 31:
       1998.................................................  $35,764 $531,959
       1999.................................................   25,391  398,969
       2000.................................................   18,002      --
       2001.................................................    9,540      --
       2002.................................................    3,975      --
                                                              ------- --------
         Present value of minimum capital lease payments and
          total minimum operating lease payments............   92,672 $930,928
                                                                      ========
     Less current installments of obligations under capital
      leases................................................   35,764
                                                              -------
         Obligations under capital leases, excluding current
          installments......................................  $56,908
                                                              =======

  At December 31, 1997, there is no interest being charged on capital leases. At December 31, 1996 and 1997, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                                           1996        1997
                                                        ----------  -----------
     Equipment......................................... $1,244,947  $ 1,322,102
     Less accumulated amortization.....................   (964,520)  (1,153,016)
                                                        ----------  -----------
     Net equipment..................................... $  280,427  $   169,086
                                                        ==========  ===========

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(5) LONG-TERM DEBT

  Long-term debt at December 31, 1996 and 1997, consists of the following notes payable to a financial institution:

                                                                 1996     1997
                                                               -------- --------
     10% to 16% notes payable in monthly installments of
      $36,824 including interest, due June 1, 1998 through
      June 1, 1999; secured by certain equipment and leasehold
      improvements............................................ $669,001 $299,534
     Less, current installments...............................  369,467  291,098
                                                               -------- --------
       Long-term debt, excluding current installments......... $299,534 $  8,436
                                                               ======== ========

  The aggregate maturities of long-term debt for each of the years subsequent to December 31, 1997 are as follows: 1998, $291,098; and 1999, $8,436.

  In connection with these notes payable, the Company granted the financial institution in 1995 a warrant to purchase 32,542 shares of common stock at $3.69 per share. The warrant expires in June 2002.

(6) CAPITAL STOCK

  In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right ("Right") as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2001. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 1997, the Rights were not exercisable

(7) STOCK-BASED COMPENSATION PLANS

  As of December 31, 1997, the Company has three fixed stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the 1994 Equity Incentive Plan (the "1994 Plan"), and the 1994 NonEmployee Directors' Stock Option Plan (the "Directors' Plan"). An aggregate of 3,220,000 shares are authorized for issuance under the three plans.

  As of December 31, 1997, there are no shares reserved for future grant under the 1987 Plan, there are 76,698 shares reserved for future grant under the 1994 Plan, and there are 80,530 shares reserved for future grant under the Directors' Plan. Under the Company's 1994 Plan, the exercise price of options granted is not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

  Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted on

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

December 1 of each year of service. The exercise price of options granted is the fair market value on the date of grant.

  A summary of activity related to aggregate options under all three plans is indicated in the following table:

                                             YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------
                                   1995                1996                1997
                            ------------------- ------------------- -------------------
                                      WEIGHTED-           WEIGHTED-           WEIGHTED-
                                       AVERAGE             AVERAGE             AVERAGE
                            NUMBER OF EXERCISE  NUMBER OF EXERCISE  NUMBER OF EXERCISE
                             SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                            --------- --------- --------- --------- --------- ---------
   Options outstanding at
    beginning of year...... 1,417,025   $1.58   1,530,924  $ 3.16   1,822,969   $5.68
   Options granted.........   374,000    7.53     578,564   10.95     500,950    9.91
                            ---------           ---------           ---------
                            1,791,025           2,109,488           2,323,919
                            ---------           ---------           ---------
   Options exercised.......   257,201    0.74     254,500    2.51     234,618    2.33
   Options canceled........     2,900    2.55      32,019    5.50      31,525    9.09
                            ---------           ---------           ---------
                              260,101             286,519             266,143
                            ---------           ---------           ---------
   Options outstanding at
    end of year............ 1,530,924   $3.16   1,822,969  $ 5.68   2,057,776   $7.04
                            =========           =========           =========
   Options exercisable at
    end of year............   802,540   $1.40     952,782  $ 2.61   1,111,378   $4.59
   Weighted-average fair
    value of options
    granted during the year
    (see below for method
    of estimating fair
    value).................             $5.12              $ 7.10               $5.65

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 ---------------------------------- -------------------------
                    NUMBER     WEIGHTED-
                     OUT-       AVERAGE   WEIGHTED-     NUMBER      WEIGHTED-
     RANGE OF    STANDING AT   REMAINING   AVERAGE    EXERCISABLE    AVERAGE
     EXERCISE    DECEMBER 31, CONTRACTUAL EXERCISE  AT DECEMBER 31, EXERCISE
      PRICES         1997        LIFE       PRICE        1997         PRICE
     --------    ------------ ----------- --------- --------------- ---------
   $ 0.34- 0.81     216,860       4.1      $ 0.70        216,860     $ 0.70
     2.00- 3.00     495,689       6.4        2.45        490,289       2.45
     3.50- 6.00      37,200       6.5        3.90         36,780       3.91
     7.13-10.88   1,149,527       9.1        9.51        294,044       8.95
    11.25-16.63     158,500       8.5       12.89         73,405      13.22
                  ---------                            ---------
                  2,057,776       7.8        7.04      1,111,378       4.59
                  =========                            =========

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been reduced or, increased, respectively, to the following pro forma amounts:

                                              1995         1996        1997
                                           -----------  ---------- ------------
     Net income (loss):
       As reported........................ $(3,318,091) $6,104,687 $(11,694,341)
       Pro Forma..........................  (3,379,223)  5,189,411  (13,793,637)
     Net income (loss) per share
       As reported:
         Basic............................ $      (.48) $      .59 $      (0.98)
         Diluted.......................... $      (.48) $      .55 $      (0.98)
       Pro Forma:
         Basic............................ $      (.49) $      .50 $      (1.15)
         Diluted.......................... $      (.49) $      .47 $      (1.15)

  Pro forma net income (loss) reflects only options granted in 1995, 1996, and 1997. The effect that calculating compensation cost for stock-based compensation under SFAS No. 123 has on the pro forma net income (loss) as presented above may not be representative of the effects on reported net income or losses for future years.

  Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996, and 1997, respectively: risk free interest rates of 5.9 percent, 6.2 percent, and 6.0 percent; expected dividend yields of 0 percent; expected lives of 5 years; and expected volatility of 80 percent for 1995 and 1996, and 60 percent for 1997.

  In 1996, the Company granted 20,000 options to purchase common stock to nonemployees under the 1994 Plan. These options have been recorded as a general and administrative expense at their estimated fair value of $130,000, as determined by SFAS No. 123.

  The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the current market price on the date of purchase. The Company has authorized 160,000 shares for purchase by employees. Employees purchased 18,147 and 20,343 shares under the Purchase Plan in the years ended December 31, 1996 and 1997, respectively, and 81,739 shares remain available for future purchase. Because the discount allowed to employees under the purchase plan approximates the Company's cost to issue equity instruments, the plan is not deemed to be compensatory and, therefore is excluded from the pro forma net income (loss) shown above.

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(8) INCOME TAXES

  The Company has income tax expense of $500,000, $350,000, and $167,765 for the years ended December 31, 1995, 1996, and 1997, respectively, consisting of current foreign taxes and alternative minimum taxes.

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net income (loss) before income taxes as a result of the following:

                                             1995        1996         1997
                                           ---------  -----------  -----------
     Computed expected tax expense
      (benefit)........................... $(958,150) $ 2,194,594  $(3,919,036)
     Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense.................. 1,279,785   (1,780,073)   3,931,561
     Foreign taxes net of federal income
      tax benefit.........................   330,000      132,000      132,000
     Other................................  (151,635)    (196,521)      23,240
                                           ---------  -----------  -----------
                                           $ 500,000  $   350,000  $   167,765
                                           =========  ===========  ===========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1997 are presented below:

                                                             1996       1997
                                                          ---------- ----------
     Deferred tax assets:
       Deferred revenue.................................  $  186,000 $  218,000
       Equipment and leasehold improvements, principally
        due to differences in depreciation..............     122,000    248,000
       Net operating loss carryforward..................   4,120,000  8,639,000
       Research activities credit carryforward..........   1,196,000  2,072,000
       Minimum tax credit carryforward..................     115,000    112,000
                                                          ---------- ----------
         Total gross deferred tax assets................   5,739,000 11,289,000
     Less valuation allowance...........................   5,739,000 11,289,000
                                                          ---------- ----------
         Net deferred tax assets........................  $      --  $      --
                                                          ========== ==========

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1997 will be allocated as an income tax benefit to be reported in the statement of operations.

  The valuation allowance for deferred tax assets as of January 1, 1996 and 1997 was $8.2 million and 5.7 million, respectively. The net change in the Company's total valuation allowance for the years ended December 31, 1996 and 1997, was a decrease of $2.4 million and an increase of $5.5 million, respectively.

                           NPS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  At December 31, 1997, the Company had net operating loss and research credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                         NET             NET
                                    OPERATING LOSS OPERATING LOSS
                                     CARRYFORWARD   CARRYFORWARD
                                     FOR REGULAR   FOR ALTERNATIVE   RESEARCH
                                      INCOME TAX     MINIMUM TAX   CREDIT CARRY-
                                       PURPOSES       PURPOSES        FORWARD
                                    -------------- --------------- -------------
     Expiring
      2005.........................  $   247,000     $   157,000    $      --
      2006.........................      244,000         334,000           --
      2007.........................          --              --         49,000
      2008.........................    2,452,000       2,896,000       334,000
      2009.........................    6,342,000       7,574,000       317,000
      2010.........................    2,928,000       3,051,000       166,000
      2011.........................       58,000             --        360,000
      2012.........................   10,890,000      11,700,000       846,000
                                     -----------     -----------    ----------
                                     $23,161,000     $25,712,000    $2,072,000
                                     ===========     ===========    ==========

  Of the total net operating losses, $1,220,000 is attributable to deductions related to stock options. When the net operating losses are utilized this will result in a credit to paid-in capital of approximately $474,000 instead of a credit to income tax expense.

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

(9) EMPLOYEE BENEFIT PLAN

  In October 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed annual limit ($10,000 in 1997) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company has not made any such contributions to date.

(10) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  A director of the Company is Vice President of Plexus Ventures, Inc. ("Plexus"). The Company had a consulting agreement with Plexus through December 31, 1995, whereunder Plexus assisted the Company with its effort to establish a collaboration for its HPT program. During the years ended December 31, 1995, and 1996, the Company paid fees to Plexus totaling $84,500 and $400,000, respectively. No amounts were paid to Plexus in 1997. Plexus may earn an additional $400,000 in fees as payments are received from Amgen. As described in note 7, during 1996 the Company also granted Plexus options to purchase 20,000 shares of common stock.

                           NPS PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


(11) ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

  In June of 1997, the FASB issued Statement No, 130, "Reporting Comprehensive Income," and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for periods beginning after December 15, 1997 expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operation, or cash flows.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
  3.1    Amended and Restated Certificate of Incorporation of the Registrant.(1)
  3.2    Amended and Restated Bylaws of the Registrant.(1)
  4.1    Rights Agreement, dated as of December 4, 1996, between NPS
          Pharmaceuticals, Inc. and American Stock Transfer & Trust, Inc., with
          Exhibit A, Form of Certificate of Designation of Series A Junior
          Participating Preferred Stock; Exhibit B, Form of Right Certificate;
          and Exhibit C, Summary of Rights to Purchase Shares of Preferred
          Stock.(6)
 10.1    Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993.(1)
 10.2    Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November 18, 1993.(1)
 10.3    Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan.(1)
 10.4    Form of Registrant's 1994 Equity Incentive Plan and Form of Stock
          Option Agreements.(1)
 10.5    Registrant's 1987 Stock Option Plan, as amended, and Form of Stock
          Option Agreement.(1)
 10.6    Form of Registrant's 1994 Employee Stock Purchase Plan and Form of
          Offering Document.(1)
 10.7    Master Lease Agreement between the Registrant and LINC Scientific
          Leasing, dated October 7, 1992, with related addenda.(1)
 10.8    Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)
 10.9*   Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993.(1)
 10.10*  Patent Agreement Between the Registrant and The Brigham and Women's
          Hospital, Inc., dated February 19, 1993, with related amendment.(1)
 10.11*  Research Agreement between the Registrant and The Brigham and Women's
          Hospital, Inc., dated February 19, 1993, with related amendment.(1)
 10.15*  Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995.(3)
 10.16*  Development and License Agreement between the Registrant and Amgen
          Inc. effective as of December 27, 1995.(7)
 10.17*  Stock Purchase Agreement between Registrant and Amgen Inc. dated March
          18, 1996.(7)
 10.18   Lease Agreement with GATX dated June 1, 1995, with related addenda.(3)
 10.19   Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments.(3)
 10.20   Consultant Services Agreement between the Registrant and Thomas N.
          Parks, Ph.D., dated January 30, 1989.(1)
 10.21   Consulting Agreement between the Registrant and Plexus Ventures, Inc.
          dated August 5, 1994, as amended.(2)
 10.22*  Binding Letter of Intent between Amgen Inc. and the Registrant dated
          December 27, 1995.(4)
 10.23*  Amendment effective February 7, 1996 to Research Agreement between the
          Registrant and The Brigham and Women's Hospital, Inc. dated February
          19, 1993.(7)
 10.24*  Amendment effective February 7, 1996 to Patent Agreement between the
          Registrant and The Brigham and Women's Hospital, Inc., dated February
          19, 1993.(7)

 EXHIBIT
 NUMBER                                  EXHIBIT
 -------                                 -------
 10.25*  Amendment effective January 29, 1996 to the Collaborative Research and
          License Agreement between the Registrant and SmithKline Beecham
          Corporation, dated November 1, 1993.(7)
 10.26   Form of Registrant's 1994 Employee Stock Purchase Plan and Form of
          Offering Document as amended and adopted by the Board of Directors dated December 1996.(5)
 10.27   Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as
          amended and adopted by the Board of Directors dated December 1996.(5)
 10.28   Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996.(5)
 10.29   Consulting Services Agreement between the Registrant and Donald E.
          Kuhla, Ph.D. dated November 1, 1996.(7)
 10.30*  Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc. dated October 28, 1996.(6)
 10.31   1997 Research Agreement Amendment between The Brigham and Women's
          Hospital, Inc. and NPS Pharmaceuticals, Inc., effective March 1,
          1997.(7)
 10.32*  Research and Development Agreement between Systems Integration Drug
          Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS
          Pharmaceuticals, Inc., dated July 16, 1997.(8)
 10.33   Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc., dated October 24, 1997.(9)
 10.34   Amendment Agreement between SmithKline Beecham Corporation and NPS
          Pharmaceuticals, Inc., dated October 27, 1997.(9)
 10.35*  Amendment to the Collaborative Research and License Agreement between
          SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
          November 26, 1997.(9)
 10.36   Stock Purchase Agreement between SmithKline Beecham Corporation and
          NPS Pharmaceuticals, Inc., dated November 26, 1997.(9)
 10.37   First Amendment to the Research & Development Agreement between
          SIDDCO, INC. and NPS Pharmaceuticals, Inc.
 23.1    Consent of KPMG Peat Marwick LLP, independent auditors.
 24.1    Power of Attorney (incorporated in the signature page of this Form 10-
          K).
 27.1    Financial Data Schedule (attached to EDGAR filing only).
 27.2    Restated Financial Data Schedule for 1996 (attached to EDGAR filing only).

--------
*  Confidential Treatment has been granted.
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.