Form 10-Q
period 1998-03-31
NPS PHARMACEUTICALS INC
filed 1998-05-13
CIK 890465

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q



(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended March 31, 1998 or

        [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______________ to ______________

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

        Yes   x       No
           -------      -------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at March 31, 1998
                   -----                           -----------------------------

        Common Stock $.001 par value                         12,266,850
        Preferred Stock $.001 par value                          -0-

                           NPS PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS



PART I      Financial Information                                       Page No.
            ---------------------                                       --------

            Item 1   Financial Statements

                             Balance Sheets                                  3

                             Statements of Operations                        4

                             Statements of Cash Flows                        5

                             Note to Financial Statements                    7

            Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           8


SIGNATURES                                                                  11

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                                                                               March 31,        December 31,
Assets                                                                           1998               1997
                                                                           ----------------   ----------------
                                                                              (Unaudited)        (Audited)
Current assets:
   Cash and cash equivalents                                                $   28,906,075     $   36,103,533
   Marketable investment securities                                             25,006,857         21,838,568
   Accounts receivable                                                              95,366            391,667
   Prepaid expenses                                                                275,000            281,250
                                                                           ----------------   ----------------
      Total current assets                                                      54,283,298         58,615,018

Plant and equipment:
   Equipment                                                                     5,429,481          4,965,521
   Leasehold improvements                                                        2,799,068          2,738,432
                                                                           ----------------   ----------------
                                                                                 8,228,549          7,703,953
   Less accumulated depreciation and amortization                                3,937,915          3,687,915
                                                                           ----------------   ----------------
      Net plant and equipment                                                    4,290,634          4,016,038

Other assets                                                                         3,267              3,267
                                                                           ----------------   ----------------
                                                                            $   58,577,199     $   62,634,323
                                                                           ================   ================

Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of obligations under capital leases                 $       29,558     $       35,764
   Current installments of long-term debt                                          161,349            291,098
   Accounts payable                                                                981,178            999,477
   Accrued expenses                                                                427,207            340,172
   Deferred income                                                                 483,333            583,333
                                                                           ----------------   ----------------
      Total current liabilities                                                  2,082,625          2,249,844

Obligations under capital leases, excluding current installments                    48,639             56,908
Long-term debt, excluding current installments                                      38,475              8,436
                                                                           ----------------   ----------------
      Total liabilities                                                          2,169,739          2,315,188

Stockholders' equity:
   Common stock                                                                     12,267             12,210
   Additional paid-in capital                                                   86,658,456         86,413,845
   Deficit accumulated during development stage                                (30,263,263)       (26,106,919)
                                                                           ----------------   ----------------
      Net stockholders' equity                                                  56,407,460         60,319,136
                                                                           ----------------   ----------------
                                                                            $   58,577,199     $   62,634,324
                                                                           ================   ================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)



                                                  Three Months Ended March 31,            October 22, 1986,
                                          -----------------------------------------     (inception) through
                                                1998                   1997               March 31, 1998
                                          ------------------     ------------------     -------------------
Revenues from research
  and license agreements                   $        887,500       $      1,075,000       $      49,387,346

Operating expenses:
  Research and development                        4,423,037              3,400,912              61,199,017
  General and administrative                      1,363,947              1,218,858              24,850,880
                                          ------------------     ------------------     -------------------
      Total operating expenses                    5,786,984              4,619,770              86,049,897

                                          ------------------     ------------------     -------------------
      Operating income (loss)                    (4,899,484)            (3,544,770)            (36,662,551)

Other income (expense):
  Interest income                                   752,058                854,285               7,957,041
  Interest expense                                   (8,918)               (21,870)               (694,253)
  Other                                                   -                      -                 154,265
                                          ------------------     ------------------     -------------------
      Total other income                            743,140                832,415               7,417,053

                                          ------------------     ------------------     -------------------
      Income (loss) before tax expense           (4,156,344)            (2,712,355)            (29,245,498)

Income tax expense                                        -                      -               1,017,765

                                          ------------------     ------------------     -------------------
Net income (loss)                          $     (4,156,344)      $     (2,712,355)      $     (30,263,263)
                                          ==================     ==================     ===================


Net income (loss) per common share -
   basic and diluted                       $          (0.34)      $          (0.23)
                                          ==================     ==================

Weighted average shares outstanding -
   basic and diluted                             12,247,000             11,866,000
                                          ==================     ==================


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                                           Three Months Ended March 31,       October 22, 1986
                                                          ------------------------------    (inception) through
                                                              1998              1997           March 31, 1998
                                                          ------------      ------------    -------------------
Cash flows from operating activities:
  Net loss                                                $ (4,156,344)     $ (2,712,355)   $       (30,263,263)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                              250,000           225,000              4,646,491
    Gain on sale of equipment                                     --                --                  (29,909)
    Issuance of stock in lieu of cash for services              70,150           119,600                876,704
    Amortization of deferred compensation                         --                --                  766,500
    Decrease (increase) in receivables                         296,301           310,752                (95,366)
    Decrease (increase) in prepaids and other assets             6,250            (2,194)              (281,867)
    Increase in accounts payable and
      accrued expenses                                          68,737            50,208              1,408,385
    Decrease in taxes payable                                       --          (130,000)                    --
    Increase (decrease) in deferred income                    (100,000)               --                483,333
                                                          ------------      ------------    -------------------
      Net cash used in operating activities                 (3,564,906)       (2,138,989)           (22,488,992)

Cash flows from investing activities:
  Net purchase of marketable investment securities          (3,168,289)               --            (25,006,857)
  Acquisition of equipment and leasehold improvements         (524,596)         (498,121)            (8,304,124)
  Proceeds from sale of equipment                                   --                --              1,075,621
                                                          ------------      ------------    -------------------
    Net cash used in investing activities                   (3,692,885)         (498,121)           (32,235,360)

Cash flows from financing activities:
  Proceeds from note payable to bank                                --                --                123,855
  Proceeds from issuance of preferred stock                         --                --             17,581,416
  Proceeds from issuance of common stock                       174,518           160,101             67,746,103
  Proceeds from long-term debt                                      --                --              1,166,434
  Principal payments on note payable to bank                        --                --               (123,855)
  Principal payments under capital lease obligations           (14,475)          (18,070)            (1,399,612)
  Principal payments on long-term debt                         (99,710)          (87,804)            (1,163,914)
  Repurchase of preferred stock                                     --                --               (300,000)
                                                          ------------      ------------    -------------------
    Net cash provided by financing activities                   60,333            54,227             83,630,427
                                                          ------------      ------------    -------------------

Net increase (decrease) in cash and cash equivalents        (7,197,458)       (2,582,883)            28,906,075

Cash and cash equivalents at beginning of period            36,103,533        68,961,764                     --
                                                          ------------      ------------    -------------------

Cash and cash equivalents at end of period                $ 28,906,075      $ 66,378,881    $        28,906,075
                                                          ============      ============    ===================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)



                                                                Three Months Ended March 31,           October 22, 1986
                                                         ----------------------------------------    (inception) through
                                                               1998                  1997               March 31, 1998
                                                         ------------------    ------------------    ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                        $ 8,918               $ 21,870                  $  694,253
Cash paid for taxes                                                 -                130,000                     887,765

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                         -                 34,035                   1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                                -                      -                     197,304
Issuance of preferred stock for stock subscription
  receivable                                                        -                      -                   4,000,000
Accrual of deferred offering costs                                  -                      -                     150,000

                See accompanying notes to financial statements.

                           NPS Pharmaceuticals, Inc.
                         (A Development Stage Company)
                         Note to Financial Statements
                                  (Unaudited)



(1)     Basis of Presentation
        ---------------------

        The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1997 which includes the audited financial statements and the notes thereto for the year ended December 31, 1997.

(2)     Comprehensive Loss
        ------------------

        The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending March 31, 1998 and 1997 and from October 22, 1986 (inception) through March 31, 1998, comprehensive loss approximated the net loss as presented in the accompanying Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON SEC-FILED FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER THE HEADING "RISK FACTORS."

        Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through March 31, 1998, of $30.3 million net of cumulative revenues from research and license agreements of $49.4 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. The Company expects that revenue and expenses, and income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others and the efforts of its licensees, to complete development of its products, to obtain the required regulatory approvals and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

        Revenues were $887,500 for the three-month period ended March 31,1998, compared to $1.1 million for the three-month period ended March 31, 1997, and consisted entirely of research and development support payments from licensees in both periods. The decrease in revenues in 1998 was primarily due to the contractual reduction in research support payments from the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") beginning in July 1997. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under agreements with the Company's licensees.

        Research and development expenses increased to $4.4 million for the three-month period ended March 31, 1998, from $3.4 million in the comparable period of 1997 primarily due to the conduct of clinical trials for NPS 1506 commencing in mid-1997 and continuing through 1998. Research and development expenses are expected to continue to increase in the future as NPS conducts discovery, preclinical development and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology, product candidates or products from private commercial entities, academia or research institutions and hires more research and development personnel.

        General and administrative expenses were $1.4 million compared to $1.2 million for the three-month periods ended March 31, 1998 and 1997, respectively. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support research and development activities.

        Interest income was $752,000 for the three-month period ended March 31, 1998, compared to $854,000 for the same period of 1997. Interest income decreased in the first quarter of 1998 because there had been a net outflow of cash during 1997 and cash balances were lower during that period in 1998 than they were in 1997. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31, 1998, the Company had recognized $49.4 million of cumulative revenues from research and license agreements and $86.2 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $53.9 million at March 31, 1998.

        The Company receives quarterly research and/or development support payments under its agreements with Amgen Inc. ("Amgen"), Kirin and SmithKline Beecham Corporation ("SmithKline Beecham"). Such payments as of March 31, 1998, are scheduled to aggregate $7.9 million through the scheduled expiration dates of the agreements in December, June and October 2000, respectively. In addition, SmithKline Beecham will purchase 453,000 shares of NPS common stock at a premium to the market price if the research agreement is not terminated early.

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

        The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31,1998, the Company had a total commitment of approximately $2.9 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

        As of March 31, 1998, the Company's net investment in leasehold improvements, equipment and furnishings was $4.3 million, net of accumulated depreciation and amortization. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $278,000 as of March 31, 1998. Additional equipment and facilities will be needed as the Company increases its research and development activities, a portion of which may be financed with debt or leases. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

        The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments and equity purchases from its licensees, will be sufficient to enable it to maintain its current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including the progress of the Company's current and future research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Furthermore, in the event the Company were to in-license or otherwise acquire a product candidate in clinical development, substantial expenditures for clinical trials and regulatory submissions would be required. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS that may be derived from current research and development efforts and to perform research and development activities in additional areas. In addition, if any licensee terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a product in the relevant field and territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which the Company could maintain its operations or require the Company to reduce its operations.

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

YEAR 2000 ASSESSMENT

        The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. The Company does not yet know the extent, if any, of the impact of the year 2000 on its systems and equipment. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial condition.

CERTAIN BUSINESS RISKS

        The Company is currently in the early stage of product development. NPS 1506 and compounds for the treatment of hyperparathyroidism ("HPT") are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS 1506 or any compound for HPT will prove to be safe or effective or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that such compounds will be found to be safe, effective or marketable. All of the Company's remaining technologies are in preclinical stages and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted exclusive development, commercialization and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is primarily dependent upon the efforts of Amgen, Kirin and SmithKline Beecham.

        Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of the Company's in-licensing efforts, the Company's dependence on key personnel and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from forward-looking statements is contained in the Company's SEC filings, including the Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1997              NPS PHARMACEUTICALS, INC.


                                 By: /s/ James U. Jensen
                                    --------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


                                 By: /s/ Robert K. Merrell
                                    --------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)