Form 10-Q
period 1998-06-30
NPS PHARMACEUTICALS INC
filed 1998-08-13
CIK 890465

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q



(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 1998 or

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

     Yes   X         No _____
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at June 30, 1998
            -----                           ----------------------------

   Common Stock $.001 par value                       12,288,840
   Preferred Stock $.001 par value                       -0-

                           NPS PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
PART I       FINANCIAL INFORMATION

             Item 1.   Financial Statements.

                            Balance Sheets                                 3

                            Statements of Operations                       4

                            Statements of Cash Flows                       5

                            Note to Financial Statements                   7

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.      8


PART II      OTHER INFORMATION

             Item 4.    Submission of Matters to a Vote of Security
                        Holders.                                          10

             Item 5.    Other Information.                                11

SIGNATURES                                                                12

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                Balance Sheets

                                                                             June 30,                 December 31,
Assets                                                                         1998                      1997
                                                                        -------------------       -------------------
                                                                            (Unaudited)                (Audited)
Current assets:
     Cash and cash equivalents                                          $        29,405,985       $        36,103,533
     Marketable investment securities                                            21,101,501                21,838,568
     Accounts receivable                                                             94,643                   391,667
     Prepaid expenses                                                               218,750                   281,250
                                                                        -------------------       -------------------
          Total current assets                                                   50,820,879                58,615,018

Plant and equipment:
     Equipment                                                                    5,821,035                 4,965,521
     Leasehold improvements                                                       2,828,078                 2,738,432
                                                                        -------------------       -------------------
                                                                                  8,649,113                 7,703,953
     Less accumulated depreciation and amortization                               4,207,915                 3,687,915
                                                                        -------------------       -------------------
          Net plant and equipment                                                 4,441,198                 4,016,038

Other assets                                                                          3,267                     3,267
                                                                        ===================       ===================
                                                                        $        55,265,344       $        62,634,323
                                                                        ===================       ===================

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases           $             26,831       $           35,764
     Current installments of long-term debt                                           96,117                  291,098
     Accounts payable                                                              1,961,241                  999,477
     Accrued expenses                                                                328,144                  340,172
     Deferred income                                                                 383,333                  583,333
                                                                        --------------------      -------------------
          Total current liabilities                                                2,795,666                2,249,844

Obligations under capital leases, excluding current installments                      44,168                   56,908
Long-term debt, excluding current installments                                             -                    8,436
                                                                        --------------------      -------------------
          Total liabilities                                                        2,839,834                2,315,188

Stockholders' equity:
     Common stock                                                                     12,289                   12,210
     Additional paid-in capital                                                   86,710,634               86,413,845
     Deficit accumulated during development stage                                (34,297,413)             (26,106,919)
                                                                        --------------------      -------------------
          Net stockholders' equity                                                52,425,510               60,319,136
                                                                        ====================      ===================
                                                                        $         55,265,344      $        62,634,324
                                                                        ====================      ===================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)

                                                                                                                   October 22,
                                                                                                                       1986
                                                                                                                    (inception)
                                          Three Months Ended June 30,           Six Months Ended June 30,             through
                                    ---------------------------------------------------------------------------       June 30,
                                         1998                1997               1998                1997                1998
                                    ----------------    ----------------   ----------------    ----------------    ---------------
Revenues from research
and license agreements                  $    887,500       $   1,075,000      $   1,775,000      $    2,150,000     $   50,274,846

Operating expenses:
  Research and development                 4,030,111           3,143,548          8,453,148           6,544,461         65,229,128
  General and administrative               1,573,034           1,314,918          2,936,981           2,533,775         26,423,914
                                    ----------------    ----------------   ----------------    ----------------    ---------------
    Total operating expenses               5,603,145           4,458,466         11,390,129           9,078,236         91,653,042

                                    ----------------    ----------------   ----------------    ----------------    ---------------
    Operating loss                        (4,715,645)         (3,383,466)        (9,615,129)         (6,928,236)       (41,378,196)

Other income (expense):
  Interest income                            685,757             903,787          1,437,815           1,758,072          8,642,798
  Interest expense                            (4,262)            (19,140)           (13,180)            (41,010)          (698,515)
  Other                                            -                   -                  -                   -            154,265
                                    ----------------    ----------------   ----------------    ----------------    ---------------
    Total other income                       681,495             884,647          1,424,635           1,717,062          8,098,548

                                    ----------------    ----------------   ----------------    ----------------    ---------------
    Loss before taxes                     (4,034,150)         (2,498,819)        (8,190,494)         (5,211,174)       (33,279,648)

Income tax expense                                 -                   -                  -                   -          1,017,765
                                    ----------------    ----------------   ----------------    ----------------    ---------------
Net loss                                $ (4,034,150)      $  (2,498,819)     $  (8,190,494)     $   (5,211,174)    $  (34,297,413)
                                    ================    ================   ================    ================    ===============


Net loss per
common share - basic and diluted        $      (0.33)      $       (0.21)     $       (0.67)     $        (0.44)
                                    ================    ================   ================    ================

Weighted average shares
outstanding - basic and diluted           12,283,000          11,901,000         12,265,000         11,883,000
                                    ================    ================   ================    ================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)


                            Statement of Cash Flows
                                  (Unaudited)



                                                                  Six Months Ended June 30,              October 22, 1986
                                                         --------------------------------------------   (inception) through
                                                               1998                       1997            June 30, 1998
                                                         ------------------        ------------------   ---------------------
Cash flows from operating activities:
  Net loss                                               $       (8,190,494)       $       (5,211,174)   $        (34,297,413)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                   520,000                   510,000               4,916,491
    Gain on sale of equipment                                             -                         -                 (29,909)
    Issuance of stock in lieu of cash for services                   70,150                   119,600                 876,704
    Amortization of deferred compensation                                 -                         -                 766,500
    Decrease (increase) in receivables                              297,024                   308,858                 (94,643)
    Decrease (increase) in prepaids and other assets                 62,500                  (345,944)               (225,617)
    Increase (decrease) in accounts payable and
      accrued expenses                                              949,737                   (31,205)              2,289,385
    (Decrease) in taxes payable                                           -                  (130,000)                      -
    Increase (decrease) in deferred income                         (200,000)                 (250,000)                383,333
                                                         ------------------        ------------------    --------------------
      Net cash used in operating activities                      (6,491,083)               (5,029,865)            (25,415,169)

Cash flows from investing activities:
  Net purchase of marketable investment securities                  737,067                         -             (21,101,501)
  Acquisition of equipment and leasehold improvements              (945,160)               (1,134,453)             (8,724,688)
  Proceeds from sale of equipment                                         -                         -               1,075,621
                                                         ------------------        ------------------    --------------------
    Net cash used in investing activities                          (208,093)               (1,134,453)            (28,750,568)

Cash flows from financing activities:
  Proceeds from note payable to bank                                      -                         -                 123,855
  Proceeds from issuance of preferred stock                               -                         -              17,581,416
  Proceeds from issuance of common stock                            226,718                    228,509             67,798,303
  Proceeds from long-term debt                                            -                          -              1,166,434
  Principal payments on note payable to bank                              -                          -               (123,855)
  Principal payments under capital lease obligations                (21,673)                   (35,602)            (1,406,810)
  Principal payments on long-term debt                             (203,417)                  (178,579)            (1,267,621)
  Repurchase of preferred stock                                           -                          -               (300,000)
                                                         ------------------         ------------------   --------------------
    Net cash provided by financing activities                         1,628                     14,328             83,571,722
                                                         ------------------         ------------------   --------------------

Net increase (decrease) in cash and cash equivalents             (6,697,548)                (6,149,990)            29,405,985

Cash and cash equivalents at beginning of period                 36,103,533                 68,961,764                      -
                                                         ------------------         ------------------   --------------------

Cash and cash equivalents at end of period               $       29,405,985         $       62,811,774   $         29,405,985
                                                         ==================         ==================   ====================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                  (Unaudited)

                                                                  Six Months Ended June 30,            October 22, 1986
                                                         ----------------------------------------      (inception) through
                                                               1998                  1997                June 30, 1998
                                                         ------------------    ------------------     ---------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid for interest                                   $           13,180    $           41,010     $             698,515
Cash paid for taxes                                                       -               130,000                 1,017,765

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Acquisition of equipment through incurrence of
  capital lease obligations                                               -                34,035                 1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                                      -                     -                   197,304
Issuance of preferred stock for stock subscription
  receivable                                                              -                     -                 4,000,000
Accrual of deferred offering costs                                        -                     -                   150,000

                See accompanying notes to finacial statements.

                           NPS Pharmaceuticals, Inc.
                         (A Development Stage Company)
                         Note to Financial Statements
                                  (Unaudited)



(1)  Basis of Presentation
     ---------------------

     The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1997 which includes the audited financial statements and the notes thereto for the year ended December 31, 1997.

(2)  Comprehensive Loss
     ------------------

     The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending June 30, 1998 and 1997 and from October 22, 1986 (inception) through June 30, 1998, comprehensive loss approximated the net loss as presented in the accompanying Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON SEC-FILED FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 UNDER THE HEADING "RISK FACTORS."

          Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through June 30, 1998, of $34.3 million net of cumulative revenues from research and license agreements of $50.3 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments, and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. The Company expects that revenue and expenses, and income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, and the efforts of its licensees, to complete development of its products, to obtain the required regulatory approvals, and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

          Revenues were $887,500 for the three-month period ended June 30,1998, compared to $1.1 million for the three-month period ended June 30, 1997, and $1.8 million for the six-month period ended June 30, 1998, compared to $2.2 million for the same six-month period in 1997. Revenues consisted entirely of research and development support payments from licensees in all periods. The decrease in revenues in 1998 was primarily due to the reduced rate of research support payments from the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") which reduced rate began in July 1997. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under agreements with the Company's licensees.

          Research and development expenses increased to $4.0 million for the three-month period ended June 30, 1998, from $3.1 million in the comparable period of 1997, and to $8.5 million for the six-month period ended June 30, 1998, from $6.5 million in the comparable period of 1997. The increase was primarily due to the conduct of clinical trials for NPS 1506 commencing in mid-1997 and continuing through June 30, 1998. Research and development expenses are expected to continue to increase in the future as NPS conducts discovery, preclinical development, and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology, product candidates, or products from private commercial entities, academia, or research institutions and hires more research and development personnel.

          General and administrative expenses were $1.6 million compared to $1.3 million for the three-month periods ended June 30, 1998 and 1997, respectively, and $2.9 million compared to $2.5 million for the six-month periods ended June 30, 1998, respectively. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support the increased expenditure levels for research and development activities.

          Interest income was $686,000 and $1.4 million for the three-month and six-month periods ended June 30, 1998, compared to $904,000 and $1.8 million for the same periods of 1997. Interest income decreased in 1998 because there had been a net outflow of cash during 1997 and cash balances were lower during the comparable periods in 1998 than they were in 1997. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30, 1998, the Company has recognized $50.3 million of cumulative revenues from research and license agreements and $86.3 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $50.5 million at June 30, 1998.

     The Company receives quarterly research and/or development support payments under its agreements with Amgen Inc. ("Amgen"), Kirin, and SmithKline Beecham Corporation ("SmithKline Beecham"). Such payments as of June 30, 1998, are scheduled to aggregate $7.1 million through the scheduled expiration dates of the agreements in December, June, and October 2000, respectively. In addition, SmithKline Beecham will purchase 453,000 shares of NPS common stock at a premium to the market price if the research agreement is not terminated early.

     The Company could receive future payments of up to $49.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. NPS does not control the subject matter, timing, or resources applied by its licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before the scheduled expiration date by its respective licensee. No assurance can be given that any future milestone or research or development support payments will be received from any of them or under any other licensing agreement then in effect.

     The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30,1998, the Company had a total commitment of approximately $2.6 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

     As of June 30, 1998, the Company's net investment in leasehold improvements, equipment and furnishings was $4.4 million, net of accumulated depreciation and amortization. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $167,000 as of June 30, 1998. Additional equipment and facilities will be needed as the Company adjusts its research and development activities, a portion of which may be financed with debt or leases. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

     The Company anticipates that its existing capital resources, including interest earned thereon and expected research and development support payments and equity purchases from its licensees, will be sufficient to enable it to maintain its current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including the progress of the Company's current and future research and development programs, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing research and license arrangements, the establishment of additional license arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. Furthermore, in the event the Company were to in-license or otherwise acquire a product candidate in clinical development, substantial expenditures for clinical trials and regulatory submissions would be required. Substantial expenditures will be required to conduct preclinical studies and clinical trials, manufacture or have manufactured and market any proprietary products of NPS that may be derived from current research and development efforts, and to perform research and development activities in additional areas. In addition, if any licensee terminates its agreement, the Company may not have sufficient capital to complete the development and commercialization of a product in the relevant field and territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which the Company could maintain its operations or require the Company to reduce its operations.

     NPS may need to raise additional funds to support its long-term product development and commercialization programs. The Company is presently seeking additional funding for certain of its current programs through corporate collaborations and licensing agreements. The Company may also seek additional funding through public or private financing. There can be no assurance that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, eliminate one or more of its research and development programs, or to obtain funds through arrangements that may require the Company to relinquish rights to certain of its technologies, product candidates, or products that the Company may otherwise seek to develop or commercialize on its own.

YEAR 2000 ASSESSMENT

     The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. To date, the Company has evaluated its financial and accounting systems and concluded that they are not and will not be materially affected by the year 2000. The Company continues to assess the impact of the year 2000 on its other systems and equipment. There can be no assurance that third parties, such as suppliers, clinical research organizations, and collaborative parties are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results, and financial condition.

CERTAIN BUSINESS RISKS

     The Company is currently in the early stage of product development. NPS 1506 and compounds for the treatment of hyperparathyroidism ("HPT") are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS 1506 or any compound for HPT will prove to be safe or effective or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that such compounds will be found to be safe, effective, or marketable. All of the Company's remaining technologies are in preclinical stages and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted development, commercialization, and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is primarily dependent upon the efforts of Amgen, Kirin, and SmithKline Beecham.

     Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of the Company's in-licensing efforts, the Company's dependence on key personnel, and the Company's ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from forward-looking statements is contained in the Company's SEC filings, including the Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.         OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 20, 1998. The stockholders were asked (i) to elect eight directors to serve for the ensuing year until their successors are duly elected and qualified; (ii) to approve the Company's 1998 Stock Option Plan and the issuance of up to 1,000,000 shares of common stock under such Plan; and (iii) to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1998. All of the proposals were approved by the vote specified below:

                                                        For      Withheld
                                                     ----------  --------
The election of eight directors.

             Santo J. Costa                          11,840,574     9,011
             James G. Groninger                      11,840,774     8,811
             Hunter Jackson                          11,841,189     8,396
             James U. Jensen                         11,833,597    15,988
             Joseph Klein, III                       11,840,140     9,445
             Donald E. Kuhla                         11,841,089     8,496
             Thomas N. Parks                         11,841,189     8,396
             Timothy J. Rink                         11,840,574     9,011

                                                                                          Broker
                                                      For         Against     Abstain    Non-Votes
                                                   ----------     --------    -------    ---------
The approval of the 1998 Stock Option Plan.         8,798,781      572,780      3,958    2,474,066
The ratification of the appointment of KPMG        11,836,977        6,648      5,960
Peat Marwick LLP.

ITEM 5. OTHER INFORMATION.

SHAREHOLDER PROPOSALS

Shareholder proposals may be considered by the Company's shareholders at annual or special meetings of shareholders. Such proposals, however, must be made timely. Timeliness of submission of such proposals is governed by rules of the Securities and Exchange Commission ("SEC") and by the Company's Amended and Restated Bylaws ("Bylaws"). Effective June 29, 1998, the SEC amended its rules with respect to shareholder proposals submitted outside the processes of Rule 14a-8 of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Pursuant to such amendments and under the Bylaws, NPS has established the timeliness period for receipt of such proposals for consideration at the Company's 1999 Annual Meeting of Stockholders. Shareholder proposals submitted outside the process of Rule 14a-8 of the Exchange Act will be considered timely when received by the Company on or after February 20, 1999, but not later than the close of business on March 22, 1999.

HYPERPARATHYROIDISM ("HPT") PROGRAM

Amgen has commenced a Phase II clinical trial in patients with secondary HPT with a second generation compound licensed from NPS.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August __, 1998              NPS PHARMACEUTICALS, INC.


                              By: /s/James U. Jensen
                                 -------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)

                              By: /s/Robert K. Merrell
                                 ---------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)