Form 10-Q
period 1998-09-30
NPS PHARMACEUTICALS INC
filed 1998-11-13
CIK 890465

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended September 30, 1998 or
                                         ------------------

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________________ to _________________

    Commission file number 0-23272



                           NPS PHARMACEUTICALS, INC.
                         -----------------------------
            (Exact name of Registrant as Specified in Its Charter)

              Delaware                                     87-0439579
              --------                                     ----------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    420 Chipeta Way, Salt Lake City, Utah                  84108-1256
    --------------------------------------                 ----------
    (Address of Principal Executive Offices)               (Zip Code)

                                 (801)583-4939
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

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

    Yes     X            No _____
          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at September 30, 1998
          -----                               ---------------------------------

Common Stock $.001 par value                              12,336,835
Preferred Stock $.001 par value                                  -0-

                           NPS PHARMACEUTICALS, INC.

                               TABLE OF CONTENTS

PART I                                                                  Page No.
                                                                        --------
FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS.

            Balance Sheets.................................................  3

            Statements of Operations.......................................  4

            Statements of Cash Flows.......................................  5

            Note to Financial Statements...................................  7

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. ....................................  8

PART II
OTHER INFORMATION

 ITEM 5.    OTHER INFORMATION.............................................. 11

 ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K. .............................. 11
            (a)  Exhibit No.
                 27.1   Financial Data Schedule

SIGNATURES................................................................. 11

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                Balance Sheets


Item 1.      Financial Statements.

                                                                       September 30,            December 31,
Assets                                                                     1998                     1997
                                                                     ---------------          ---------------
                                                                       (Unaudited)               (Audited)
Current assets:
     Cash and cash equivalents                                        $    21,719,122         $    36,103,533
     Marketable investment securities                                      23,971,288              21,838,568
     Accounts receivable                                                       92,791                 391,667
     Prepaid expenses                                                         187,500                 281,250
                                                                     ---------------          ---------------
          Total current assets                                             45,970,701              58,615,018

Plant and equipment:
     Equipment                                                             6,087,714                4,965,521
     Leasehold improvements                                                2,940,711                2,738,432
                                                                     ---------------          ---------------
                                                                           9,028,425                7,703,953
     Less accumulated depreciation and amortization                        4,497,915                3,687,915
                                                                     ---------------          ---------------
          Net plant and equipment                                          4,530,510                4,016,038

Other assets                                                                   3,267                    3,267
                                                                     $    50,504,478          $    62,634,323
                                                                     ===============          ===============

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases        $        26,561          $        35,764
     Current installments of long-term debt                                   52,924                  291,098
     Accounts payable                                                      1,354,334                  999,476
     Accrued expenses                                                        391,797                  340,172
     Deferred income                                                         283,333                  583,333
                                                                     ---------------          ---------------
          Total current liabilities                                        2,108,949                2,249,843

Obligations under capital leases, excluding current installments              37,843                   56,908
Long-term debt, excluding current installments                                     -                    8,436
                                                                     ---------------          ---------------
          Total liabilities                                                2,146,792                2,315,187

Stockholders' equity:
     Common stock                                                             12,339                   12,210
     Additional paid-in capital                                           86,887,895               86,413,845
     Deficit accumulated during development stage                        (38,542,548)             (26,106,919)
                                                                     ---------------          ---------------
          Net stockholders' equity                                        48,357,686               60,319,136
                                                                     ---------------          ---------------
                                                                     $    50,504,478          $    62,634,323
                                                                     ===============          ===============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)



                                                                                                              October 22,
                                                                                                                 1986
                                                                                                             (inception)
                                     Three Months Ended September 30,    Nine Months Ended September 30,       through
                                    ---------------------------------- ------------------------------------- September 30,
                                         1998              1997             1998              1997               1998
                                    ----------------  ---------------- ----------------  ----------------    -------------
Revenues from research
and license agreements                    $ 887,500         $ 825,000      $ 2,662,500       $ 2,975,000      $ 51,162,346


Operating expenses:
  Research and development                4,719,474         4,019,319       13,172,622        10,563,780        69,948,602
  General and administrative              1,255,092         1,655,629        4,192,073         4,189,404        27,679,006
                                    ----------------  ---------------- ----------------  ----------------   ---------------
    Total operating expenses              5,974,566         5,674,948       17,364,695        14,753,184        97,627,608

                                    ----------------  ---------------- ----------------  ----------------   ---------------
    Operating loss                       (5,087,066)       (4,849,948)     (14,702,195)      (11,778,184)      (46,465,262)

Other income (expense):
  Interest income                           844,163           830,629        2,281,978         2,588,701         9,486,961
  Interest expense                           (2,232)          (15,120)         (15,412)          (56,130)         (700,747)
  Other                                                    -                 -                -                 -  154,265
                                    ----------------  ---------------- ----------------  ----------------   ---------------
    Total other income                      841,931           815,509        2,266,566         2,532,571         8,940,479

                                    ----------------  ---------------- ----------------  ----------------   ---------------
    Loss before taxes                    (4,245,135)       (4,034,439)     (12,435,629)       (9,245,613)      (37,524,783)

Income tax expense                                         -                 -                -                 -1,017,765

                                    ================  ================ ================  ================   ===============
Net loss                               $ (4,245,135)     $ (4,034,439)   $ (12,435,629)     $ (9,245,613)    $ (38,542,548)
                                    ================  ================ ================  ================   ===============


Net loss per
common share - basic and diluted       $      (0.34)     $      (0.34)   $       (1.01)     $      (0.78)
                                    ================  ================ ================  ================


Weighted average shares
outstanding - basic and diluted          12,321,200        11,974,800       12,283,800        11,914,300
                                    ================  ================ ================  ================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)



                                                               Nine Months Ended September 30,         October 22, 1986
                                                         ----------------------------------------    (inception) through
                                                               1998                  1997             September 30, 1998
                                                         ------------------    ------------------    ---------------------
Cash flows from operating activities:
  Net loss                                                   $ (12,435,629)         $ (9,245,613)           $ (38,542,548)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                  810,000               835,000                5,206,491
    Gain on sale of equipment                                            -                     -                  (29,909)
    Issuance of stock in lieu of cash for services                  95,650               128,100                  902,204
    Amortization of deferred compensation                                -                     -                  766,500
    Decrease (increase) in receivables                             298,876               314,746                  (92,791)
    Decrease (increase) in prepaids and other assets                93,750              (314,694)                (194,367)
    Increase in accounts payable and
      accrued expenses                                             406,483               565,513                1,746,131
    Decrease in taxes payable                                            -              (130,000)                       -
    Increase (decrease) in deferred income                        (300,000)             (250,000)                 283,333
                                                         ------------------    ------------------    ---------------------
      Net cash used in operating activities                    (11,030,870)           (8,096,948)             (29,954,956)

Cash flows from investing activities:
  Net purchase of marketable investment securities              (2,132,720)                    -              (23,971,288)
  Acquisition of equipment and leasehold improvements           (1,324,472)           (1,935,572)              (9,104,000)
  Proceeds from sale of equipment                                        -                     -                1,075,621
                                                         ------------------    ------------------    ---------------------
    Net cash used in investing activities                       (3,457,192)           (1,935,572)             (31,999,667)

Cash flows from financing activities:
  Proceeds from note payable to bank                                     -                     -                  123,855
  Proceeds from issuance of preferred stock                              -                     -               17,581,416
  Proceeds from issuance of common stock                           378,529               379,595               67,950,114
  Proceeds from long-term debt                                           -                     -                1,166,434
  Principal payments on note payable to bank                             -                     -                 (123,855)
  Principal payments under capital lease obligations               (28,268)              (53,221)              (1,413,405)
  Principal payments on long-term debt                            (246,610)             (272,431)              (1,310,814)
  Repurchase of preferred stock                                          -                     -                 (300,000)
                                                         ------------------    ------------------    ---------------------
    Net cash provided by financing activities                      103,651                53,943               83,673,745
                                                         ------------------    ------------------    ---------------------

Net increase (decrease) in cash and cash equivalents           (14,384,411)           (9,978,577)              21,719,122

Cash and cash equivalents at beginning of period                36,103,533            68,961,764                        -
                                                         ------------------    ------------------    ---------------------

Cash and cash equivalents at end of period                    $ 21,719,122          $ 58,983,187             $ 21,719,122
                                                         ==================    ==================    =====================

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)





                                                               Nine Months Ended September 30,         October 22, 1986
                                                         ----------------------------------------    (inception) through
                                                               1998                  1997             September 30, 1998
                                                         ------------------    ------------------    ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                        $ 15,412             $       56,130         $     700,747
Cash paid for taxes                                                  -                    130,000             1,017,765

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                          -                     81,735             1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                                 -                          -               197,304
Issuance of preferred stock for stock subscription
  receivable                                                         -                          -             4,000,000
Accrual of deferred offering costs                                   -                          -               150,000

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) Basis of Presentation
    ---------------------

The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K for 1997 which includes the audited financial statements and the notes thereto for the year ended December 31, 1997.

(2) Comprehensive Loss
    ------------------

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income," effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For the periods ending September 30, 1998 and 1997 and from October 22, 1986 (inception) through September 30, 1998, comprehensive loss approximated the net loss as presented in the accompanying Statements of Operations.

(3) Loss Per Common Share
    ---------------------

Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options outstanding) of 1.9 million and 1.7 million shares at September 30, 1998 and 1997, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

Since its inception in 1986, NPS has devoted substantially all of its resources to its research and development programs. To date, the Company has not completed development of any pharmaceutical products for sale and has incurred substantial losses. NPS has incurred cumulative losses through September 30, 1998, of $38.5 million net of cumulative revenues from research and license agreements of $51.2 million. The Company expects to incur significant operating losses over at least the next several years as the Company continues and expands its research and development and preclinical and clinical testing activities. Substantially all of the Company's revenues are derived from license fees, milestone payments, and research and development support payments from its licensees and these revenues fluctuate from quarter to quarter. The Company expects that revenue and expenses, and income or loss will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. The Company's ability to achieve profitability depends in part on its ability, alone and/or with others, and the efforts of its licensees, to complete development of its products, to obtain the required regulatory approvals, and to manufacture and market such products, as to which matters there can be no assurance.

RESULTS OF OPERATIONS

Revenues were $887,500 for the three-month period ended September 30,1998, compared to $825,000 for the three-month period ended September 30, 1997, and $2.7 million for the nine-month period ended September 30, 1998, compared to $3.0 million for the same nine-month period in 1997. Revenues consisted entirely of research and development support payments from licensees in all periods. The decrease in revenues for the nine-month period in 1998 was primarily due to the reduced rate of research support payments from the pharmaceutical division of Kirin Brewery Company, Limited ("Kirin") which reduced rate began in July 1997. See "Liquidity and Capital Resources" below for further discussion of payments that may be received by the Company in the future under agreements with the Company's licensees.

Research and development expenses increased to $4.7 million for the three-month period ended September 30, 1998, from $4.0 million in the comparable period of 1997, and to $13.2 million for the nine-month period ended September 30, 1998, from $10.6 million in the comparable period of 1997. The increase was primarily due to the conduct of clinical trials for NPS 1506 commencing in mid-1997 and continuing through September 30, 1998 and the conduct of clinical trials for NPS 1776 commencing in the third quarter of 1998. Research and development expenses are expected to continue to increase in the future as NPS conducts discovery, preclinical development, and clinical trials for non-licensed product candidates, sponsors research or obtains licenses for technology, product candidates, or products from private commercial entities, academia, or research institutions and hires more research and development personnel.

General and administrative expenses were $1.3 million compared to $1.7 million for the three-month periods ended September 30, 1998 and 1997, respectively. General and administrative expenses remained unchanged at $4.2 million for each of the nine-month periods ended June 30, 1998 and 1997. The Company expects that general and administrative expenses will increase in the future as more personnel and facilities are needed to support the increased expenditure levels for research and development activities.

Interest income was $844,000 and $2.3 million for the three-month and nine-month periods ended September 30, 1998, compared to $831,000 and $2.6 million for the same periods of 1997. Interest income decreased in 1998 because there had been a net outflow of cash during 1997 and 1998 and cash balances were lower during the comparable periods in 1998 than they were in 1997. The Company anticipates that interest income will decrease in the future as the Company's cash is utilized for operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30, 1998, the Company has recognized $51.2 million of cumulative revenues from research and license agreements and $86.4 million in consideration for the sale of equity securities for cash and services. The Company's principal sources of liquidity are its cash, cash equivalents, and marketable investment securities which totaled $45.7 million at September 30, 1998.

The Company receives quarterly research and/or development support payments under its agreements with Amgen Inc. ("Amgen"), Kirin, and SmithKline Beecham Corporation ("SmithKline Beecham"). Such payments as of September 30, 1998, are scheduled to aggregate $6.3 million through the scheduled expiration dates of the agreements in December, June, and October 2000, respectively. In addition, SmithKline Beecham will purchase in the aggregate 453,000 additional shares of NPS common stock in two installments at a premium to the market price if the research agreement is not terminated early.

The Company could receive future payments of up to $49.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. Of this amount, $35.0 million would be received from Amgen and Kirin which have licensed compounds in the clinic, while the balance would be received from SmithKline Beecham which has not yet begun clinical trials under this program. NPS does not control the subject matter, timing, or resources applied by its licensees under their respective development programs. Thus, the Company's potential receipt of milestone payments from these licensees is largely beyond the control of NPS. Progress under these agreements is subject to risk and each of these agreements may be terminated before the scheduled expiration date by its respective licensee. No assurance can be given that any future milestone or research or development support payments will be received from any of them or under any other licensing agreement then in effect.

The Company has entered into certain sponsored research and license agreements which obligate the Company to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30,1998, the Company had a total commitment of approximately $2.4 million for future research support payments. The Company expects to enter into additional sponsored research and license agreements in the future.

As of September 30, 1998, the Company's net investment in leasehold improvements, equipment and furnishings was $4.5 million, net of accumulated depreciation and amortization. The Company has financed a portion of such expenditures through capital leases and long-term debt with a total principal obligation of $117,000 as of September 30, 1998. Additional equipment and facilities will be needed as the Company adjusts its research and development activities, a portion of which may be financed with debt or leases. Equipment and leasehold improvements subject to the capital leases and the long-term debt have been pledged in support of such obligations.

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

YEAR 2000 ASSESSMENT

The Company continues to assess impact of the year 2000 on its operations and systems. Management has developed assessment procedures and a plan to address identified issues within the Company. To date, the Company has evaluated its financial, accounting, and information management systems and concluded that they are not and will not be materially affected by the year 2000. The Company continues to assess the impact of the year 2000 on its other systems and equipment. The Company expects that it will have identified and replaced or updated all internal systems and equipment which are not year 2000 compliant before the year 2000 to the extent necessary to enable the Company to continue its operations. The Company is also seeking assurance from its primary third party service and goods suppliers, including financial institutions, suppliers, CROs and other collaborative parties that they do not expect the year 2000 matter to materially impact their dealings with the Company. There can be no assurance that such third parties are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results, and financial condition.

CERTAIN BUSINESS RISKS

The Company is currently in the early stage of product development. NPS 1506, NPS 1776, and compounds for the treatment of hyperparathyroidism ("HPT") are the only product candidates under development by the Company or its licensees that are in human clinical trials. There is no guarantee that NPS 1506, NPS 1776, or any compound for HPT will prove to be safe, effective, and marketable or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that such compounds will be found to be safe, effective, or marketable. All of the Company's remaining technologies are in preclinical stages and will require significant additional research and development efforts prior to any commercial use. Because the Company has granted development, commercialization, and marketing rights in the fields of HPT and osteoporosis, the success of its existing HPT and osteoporosis programs is primarily dependent upon the efforts of Amgen, Kirin, and SmithKline Beecham.

Other risks include the Company's lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of the Company's patents and proprietary technology, the Company's dependence on third parties for manufacturing, the Company's future capital needs and the uncertainty of additional funding, the Company's lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of the Company's in-licensing efforts, the Company's dependence on key personnel, and the Company's ability to manage growth. An additional discussion of factors that could cause actual results to differ materially from forward-looking statements is contained in the Company's SEC filings, including the Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                    PART II.
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

PRODUCT DEVELOPMENT PROGRAMS.

    Neuroprotection Program. The Company has commenced a Phase Ib clinical study
    -----------------------
    with NPS 1506 to assess the safety and tolerability of the drug in stroke patients; other indications may also be evaluated.

    Epilepsy Research Program. The Company has commenced Phase I clinical trials
    -------------------------
    for its lead compound, NPS 1776, for the treatment of epilepsy. The trial is being conducted in the United Kingdom in healthy volunteers to evaluate the safety and pharmacokinetics of the compound.

    Hyperparathyroidism ("HPT") Program. Amgen has commenced clinical testing in
    -----------------------------------
    patients with primary HPT of a second-generation calcimimetic drug licensed from the Company.

NEW DIRECTOR APPOINTED TO THE BOARD.

    In September 1998, the Company's Board of Directors appointed Peter G. Tombros to its Board of Directors. Mr. Tombros is the President and Chief Executive Officer of Enzon, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        27.1  Financial Data Schedule for the nine months ended
               September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NPS PHARMACEUTICALS, INC.


Date:  November 12, 1998      By:______________________________________________
                                  James U. Jensen, Vice President
                                  Corporate Development and Legal Affairs
                                  (Executive Officer)


Date:  November 12, 1998      By:______________________________________________
                                  Robert K. Merrell, Vice President, Finance,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit No. Description of Document
----------- -----------------------

27.1        Financial Data Schedule for the nine months ended
            September 30, 1998.