Form 10-K
period 1998-12-31
NPS PHARMACEUTICALS INC
filed 1999-03-30
CIK 890465

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the Transition Period from                      to                     .
                                 --------------------    --------------------

                       Commission File Number   0-23272
                                               -----------

                           NPS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                        87-0439579
     (State or other jurisdiction                  (I.R.S. Employer Identification No.)
   of incorporation or organization)

 420 Chipeta Way, Salt Lake City, Utah                         84108-1256
(Address of principal executive offices)                       (Zip Code)

                                 (801) 583-4939
                (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:           None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $.001 Par Value
                                                                Preferred Stock Purchase Rights

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $76,747,398 as of March 1, 1999, based upon the closing price of $7.25 for the shares of common stock reported on The Nasdaq Stock Market on such date./1/

  The number of shares of Common Stock outstanding as of March 1, 1999 was12,636,305.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 26, 1999, which will be filed with the Securities and Exchange Commission.

------------------
/1/ Excludes 2,050,457 shares of Common Stock held by directors and officers as of March 1, 1999. The determination of affiliate status is not a conclusive determination for other purposes.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, those discussed in the Section entitled "Business--Risk Factors," as well as other parts of this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release updates or revisions to these statements.

                                     PART I

ITEM 1.   Business.

General

     NPS Pharmaceuticals, Inc. is engaged in the discovery and development of small molecule drugs that are intended to address a variety of important diseases. Our most advanced programs focus on the development of small molecule drugs for the treatment of hyperparathyroidism (HPT), for osteoporosis, for neuroprotection in stroke and head trauma, and for epilepsy and bipolar disorder. The HPT and osteoporosis programs arose from our pioneering work on a cell surface receptor, termed the "calcium receptor" or the "calcium sensing receptor." This receptor detects levels of extracellular calcium and is involved in numerous physiological processes. The neuroprotection program is based on our work on small molecules with novel activity at the NMDA (N-methyl-D-aspartate) subtype of glutamate receptor-operated calcium channels. The epilepsy/bipolar disorder program is based on our work on small molecules that belong to the same chemical class as valproic acid, but are structurally distinct and have significantly different biological properties. In addition, we are pursuing several discovery programs that are extensions of our research on calcium receptors and ion channels, and are actively considering other late-stage development candidates for potential in-license or collaboration opportunities.

     In the field of HPT, we have established a research collaboration and license arrangement with the Pharmaceutical Division of Kirin Brewery Company, Ltd. and a development and license arrangement with Amgen Inc. In the field of osteoporosis, we have established a research collaboration and license arrangement with SmithKline Beecham Corporation. Kirin, Amgen, and SmithKline Beecham are collectively referred to as the "licensees." Each of the licensees are responsible for all costs of product development in their respective territories and fields. They have paid an aggregate of $21.0 million in nonrefundable license fees. Amgen, SmithKline Beecham, and S.R. One, Limited, an affiliate of SmithKline Beecham, have paid $18.3 million for purchases of NPS common stock. SmithKline Beecham is required to purchase an additional 249,000 shares on November 1, 1999 if the research agreement is not terminated earlier. In addition, the licensees have agreed to make up to an aggregate of $56.0 million in contingent milestone payments, of which $7.0 million has been paid through December 31, 1998. The licensees are also obligated to pay research and/or development support payments under certain circumstances. Approximately $14.6 million has been paid for this support through December 31, 1998. Each of the licensees is obligated to pay royalties upon relevant product sales. See "Risk Factors--We depend on collaborative partners for the development of certain product candidates" and "Business--Collaborative Research, Development, and License Agreements."

     HPT is typically characterized as being either primary or secondary. Primary HPT is an age- and sex-related disorder that results from excessive secretion of parathyroid hormone (PTH), which leads to elevated levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression, and cognitive dysfunction. There are currently no pharmaceutical therapies for the treatment of the major symptoms of primary HPT. In fact, surgery is the only effective treatment in severe cases. Secondary HPT results from other disease states that are accompanied by an excessive secretion of PTH, and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss; bone pain; and chronic, severe itching. Current drug treatments for symptoms of secondary HPT, such as phosphate binders and calcitriol, have certain disadvantages that we believe our compounds will overcome. See "Product Development Programs--Hyperparathyroidism Program."

     Before entering into the arrangements with Kirin and Amgen, we initiated and conducted four clinical trials in the United States with NPS R-568, our lead drug candidate for the treatment of HPT. Under the Amgen agreement, on March 18, 1996, Amgen acquired full authority and assumed full responsibility for further development and commercialization of a drug for the treatment of HPT in its territory. In 1998, Amgen concluded dosing in a Phase II clinical trial using NPS R-568 in secondary HPT patients (patients on kidney dialysis). Amgen has since announced commencement of clinical trials with a second-generation compound licensed from us. Amgen has indicated that this second generation compound has more favorable metabolism and kinetic profiles than NPS R-568. In addition, Amgen has announced that it has successfully completed a Phase I safety trial with the second-generation compound, has begun a Phase II clinical trial with the second-generation calcimimetic in secondary HPT in the second quarter of 1998, and began a Phase II clinical trial in primary HPT in the third quarter of 1998.

     While our HPT program is licensed to Amgen for most of the world, Kirin is our licensee in Asia. Effective June 30, 1995, Kirin acquired full authority and assumed full responsibility for the development of a calcimimetic drug program for HPT in Japan, China, Hong Kong, North and South Korea, and Taiwan. Kirin began a Phase II clinical trial of NPS R-568 in Japan in December 1997, for which we earned a $2.0 million milestone payment. We believe that Kirin is considering whether it will conduct clinical trials in Japan on the same second generation compound which Amgen has taken into clinical development in the United States. We are working with Amgen and Kirin to discover, identify, and characterize additional backup and second generation compounds for the treatment of HPT. There can be no assurance that the clinical trials will proceed as indicated or that a drug for the treatment of HPT will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace" and "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

     In conjunction with SmithKline Beecham, we are applying calcium receptor technology to discovering, identifying, and characterizing orally active therapeutics for the treatment of osteoporosis. Osteoporosis is an age-related disorder that affects more than 200 million people worldwide, and is characterized by reduced bone density and an increased susceptibility to fractures. Among the elderly in particular, osteoporosis is a major cause of morbidity and mortality. Earlier, we pursued two approaches for the treatment of osteoporosis: (1) the stimulation of bone formation, and (2) suppression of bone resorption. Research is now focused solely on the stimulation of bone formation. Most osteoporosis patients are diagnosed only after they have already lost significant bone mass. As a result, a therapy that not only halts further bone loss, but that also builds new bone, would constitute a significant advancement in the treatment of osteoporosis. Under our collaboration with SmithKline Beecham, research efforts are being conducted to find small molecules that will stimulate bone formation. In January 1996, we received a milestone payment of $3.0 million from SmithKline Beecham for progress made in this program. In November 1997, the term of the research support obligation of SmithKline Beecham was extended for an additional period of up to three years.

     We have conducted research on a new class of compounds that modulate certain calcium channels. In this program we have selected a lead compound, NPS 1506, and have focused our initial clinical development on neuroprotection in stroke and head trauma; other indications are being evaluated. The influx of calcium through glutamate receptor-operated calcium channels has been linked to a number of neurological disorders, including nerve cell death following stroke and head trauma. NPS 1506 and other compounds in this series antagonize NMDA receptor-operated calcium channels thereby reducing the influx of calcium. These compounds demonstrated neuroprotectant activity in preclinical animal models of stroke and head trauma. It appears that NPS 1506 works through a novel mechanism and exhibits potentially advantageous pharmacological properties. In July 1997, we began a Phase I clinical trial for NPS 1506 in healthy male volunteers. This Phase I trial was completed in the second quarter of 1998. Results of the trial indicated that NPS 1506 was safe and well tolerated. A Phase Ib trial was initiated in July 1998 to assess safety and tolerability in patients who had recently suffered a stroke. The clinical phase of this trial has been completed and we expect to complete the evaluation of the study data in the first half of 1999. We continue to formulate our clinical development plan. Future development of NPS 1506 and related compounds will be determined in conjunction with our efforts to find a partner to assist in the development of these compounds. There can be no assurance that NPS 1506 will be pursued further for stroke, head trauma, or other indications, or that any of the other compounds in this series will advance through clinical development, that NPS 1506 or any other compound from this series will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace."

     We have initiated clinical testing of a proprietary compound, NPS 1776, proposed for the initial indications of epilepsy and bipolar disorder. We believe that NPS 1776 may be effective in the treatment of diseases such as epilepsy and bipolar disorder. "Epilepsy" refers to a family of more than 40 neurological conditions characterized by aberrant brain activity that results in a variety of seizure types. It affects roughly 2.5 million Americans. Bipolar disorder is characterized by the occurrence of both manic and depressive states, usually in alteration. Bipolar disorder affects about 2.5 million people in the United States. NPS 1776 is an orally active, small molecule drug that has demonstrated significant anticonvulsant safety properties in preclinical studies. In September 1998, we began clinical trials in the United Kingdom in healthy male volunteers to evaluate the safety and pharmacokinetics of the molecule. This trial was concluded in December 1998 and another trial was commenced, also in the United Kingdom, to confirm safety and tolerability in volunteers receiving multiple doses of the drug. Future development of NPS 1776 will be determined in conjunction with our efforts to find a partner to assist in the development of this compound. There can be no assurance that NPS 1776 will advance through clinical development, will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace."

     We are also actively engaged in several discovery programs that seek to identify molecular targets for the development of new drugs. Among these, significant discoveries have been made with regard to novel forms of metabotropic glutamate receptors (mGluRs). Small molecules active at these receptors have been identified. Drugs acting at specific mGluRs may provide relevant therapies for a number of neurological disorders. We are seeking a partner to assist in the development of the mGluR program. There can be no assurance that we will be successful in identifying lead compounds active at mGluRs, and that development of these compounds will prove to be safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace."

Product Development Programs

     The following chart summarizes the status of our product development programs:

Development Program          Molecular Target               Compound/Status          Commercial Rights
----------------------   -------------------------   -----------------------------   -----------------
Hyperparathyroidism

   Primary HPT           Parathyroid calcium         NPS R-568/Phase II              Amgen, Kirin
                         receptor (calcimimetics)    completed;
                                                     Second-Generation
                                                     Compound/Phase II

   Secondary HPT         Parathyroid calcium         NPS R-568/Phase II              Amgen, Kirin
                         receptor (calcimimetics)    completed;
                                                     Second-Generation
                                                     Compound/Phase II
Osteoporosis

   Stimulation of bone   Parathyroid calcium         Preclinical Research            SmithKline
   formation             receptor (calcilytics)                                      Beecham, NPS

Neuroprotection

   Stroke, Head Trauma   NMDA receptor-              NPS 1506/Phase Ib               NPS
                         operated calcium channel

Epilepsy/Bipolar         unidentified                NPS 1776/Phase Ib               NPS
   Disorder

Hyperparathyroidism Program

     Overview.   HPT is a growing medical concern. It is typically characterized as being either primary or secondary. Primary HPT is an age-related disorder that results from excessive secretion of PTH. PTH acts in the kidney and on bone to elevate the levels of calcium in the blood. Symptoms may include bone loss, muscle weakness, depression, and cognitive dysfunction. Between 75,000 and 100,000 new patients are diagnosed with primary HPT in the United States each year. There are currently no pharmaceutical therapies for the treatment of primary HPT. In severe cases, surgical removal of the affected parathyroid glands from the neck region is the only effective treatment.

     Secondary HPT results from other disease states and is most often associated with renal dysfunction. Symptoms of secondary HPT include excessive bone loss; bone pain; and chronic, severe itching. Studies have shown that secondary HPT develops early in the course of renal failure, before patients start dialysis. Current treatments for secondary HPT address the disease indirectly and involve drug therapy with phosphate binders and/or calcitriol. We believe that these therapies have certain disadvantages. For example, phosphate binders are not well tolerated by many people and calcitriol often leads to hypercalcemia and hyperphosphatemia, which can exacerbate the underlying disease. In severe cases, surgery may be required to remove all or some of the parathyroid glands.

     The results of preclinical and clinical trials conducted by us, Kirin, and Amgen, have indicated that calcimimetic compounds could be effective in treating both types of HPT. We have entered into agreements with Amgen and Kirin relating to the development and commercialization of these calcimimetic compounds for treating HPT. See "Business--Collaborative Research, Development, and License Agreements."

     Development Status.   Before entering into the agreements with Amgen and
Kirin, we had begun clinical trials of our initial product candidate, NPS R-568, in the United States. These trials included two Phase I safety and tolerance studies, a multisite, Phase I/II study in women with mild primary HPT and a pilot Phase I/II study in kidney dialysis patients with secondary HPT. In October 1996, Kirin initiated clinical trials for NPS R-568 in Japan and has also completed a Phase I/II study in dialysis patients with secondary HPT. Amgen has concluded dosing in a Phase II study of NPS R-568 in dialysis patients. In 1998, Amgen completed a Phase I safety trial of a second-generation compound also licensed from NPS. Amgen has said that this second-generation compound has more favorable metabolism and kinetic profiles than NPS R-568 in the HPT patient population. Phase II trials in primary and secondary HPT were begun by Amgen in 1998 with the second-generation compound. These trials are presently ongoing. We are actively working with Amgen and Kirin to discover, identify, and characterize other promising second-generation compounds. Each compound that might be considered by Amgen and Kirin is subject to royalty and milestone obligations. There can be no assurance that clinical trials will proceed as indicated or that any compound for the treatment of HPT will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace." and "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

Osteoporosis Program

     Overview.   Osteoporosis is an age-related disorder that affects more than
200 million people worldwide and is characterized by reduced bone density and an increased susceptibility to fractures. Osteoporosis is a major cause of morbidity and mortality among the elderly.

     Throughout life, bone undergoes constant breakdown and building, or remodeling, which involve anabolic processes that lead to bone formation and catabolic processes that lead to bone resorption. The balance between these two processes determines whether there is bone loss, bone formation, or no change. In osteoporosis, the dominant process is bone resorption, resulting in bone loss.

     Current therapies that have been approved for the treatment of osteoporosis include estrogen, injectable calcitonin, and alendronate (a bisphosphonate). These therapies are antiresorptive and act to suppress bone resorption. However, each of these therapies has one or more disadvantage. For example, the use of estrogen is believed to be associated with an increased risk of breast cancer, calcitonin is expensive and cannot currently be administered orally, and bisphosphonates have been associated with side effects such as gastrointestinal distress. In contrast to bone resorption, anabolic agents stimulate new bone formation. While no anabolic agents are currently available for the treatment of osteoporosis, the Food and Drug Administration's
(FDA) Endocrinologic and Metabolic Drugs Advisory Committee has recommended that slow release fluoride, an anabolic agent, be approved for the treatment of osteoporosis in postmenopausal patients who have suffered a fracture.

     Most osteoporosis patients are diagnosed only after they have already lost significant bone mass. As a result, a therapy that not only halts further bone resorption but also builds new bone would constitute a significant advancement in the treatment of osteoporosis. Under our collaboration with SmithKline Beecham, preclinical research efforts are being conducted by us and SmithKline Beecham to discover small molecules that will stimulate intermittent increases in PTH secretion, leading to bone formation.

     Bone Formation.   Our primary approach to the treatment of osteoporosis
currently focuses on calcilytic compounds (calcium receptor antagonists) that, in contrast to calcimimetic compounds, stimulate intermittent PTH secretion. This novel approach, which is intended to manipulate the body's own PTH reserves, could provide an effective anabolic therapy for osteoporosis by stimulating new bone formation and replacing bone that has been lost to the disease.

     While chronically high levels of PTH are known to cause bone loss, PTH levels fluctuate daily and this is thought to play a key role in regulating the balance between bone resorption and bone formation. Recent studies in animals, and in humans by other organizations, have shown that frequent, usually daily, injections of exogenous PTH are sufficient to cause a transient increase in circulating PTH levels, resulting in significant stimulation of new bone formation. Several published animal studies have evaluated the structural integrity of this newly formed bone and have found that the increases in bone mass achieved with PTH injections are accompanied by improvements in biomechanical strength and in certain indices of bone structure thought to be related to biomechanical strength.

     Although the anabolic effects of PTH on bone were first noted over sixty years ago, evaluation of the therapeutic potential of PTH treatment has only recently begun. Because of its potential as an effective anabolic therapy for osteoporosis, certain other companies are currently conducting clinical trials of injectable PTH or PTH analogs for treating osteoporosis. However, PTH is expensive to manufacture and cannot be administered orally. We believe that orally administered, calcilytic drugs that act on the parathyroid cell calcium receptor to increase PTH release from the body's own PTH reserves could provide a cost-effective means of intermittently increasing PTH levels. This could lead to greater patient compliance and therefore greater acceptance in the medical community.

     In in vivo animal studies, our scientists, together with SmithKline Beecham, have demonstrated that intermittent increases in circulating levels of PTH can be obtained through the use of proprietary small molecules which act in vitro as calcimimetics. Increased levels of PTH achieved by this mechanism are equivalent to levels of PTH achieved by an injection of PTH sufficient to cause bone growth.

     Preclinical Research Status.   In January 1996, we received the first
milestone payment of $3.0 million from SmithKline Beecham for progress made in our osteoporosis collaboration. Medicinal chemistry efforts are being applied to various lead compounds with the goal of identifying clinical development candidates. We have produced a cell line that expresses the human parathyroid calcium receptor and serves as a proprietary tool for the high throughput screening of compounds to identify new drug candidates. We continue to screen SmithKline Beecham and NPS compound libraries to discover, identify, and characterize additional compounds with calcilytic activity. NPS and SmithKline Beecham are also involved in medicinal chemistry efforts to optimize compound leads obtained from such screening activities. There can be no assurance that lead compounds will be identified, that preclinical and clinical trials will proceed, or that these candidates will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors- -Our product candidates may not succeed in the clinic or in the marketplace."

Neuroprotection Program

     Overview.   Stroke is the third leading cause of death in the United
States, with over 500,000 cases reported each year. In stroke, a blood vessel becomes blocked, which leads to inadequate blood supply to the brain

(ischemia). Many stroke victims survive and approximately 100,000 to 150,000 per year are left severely and permanently disabled by nerve damage resulting from stroke. Much of this damage occurs within the first 24 to 48 hours after the stroke and is caused in part by the excessive release of glutamate and the resultant influx of calcium into nerve cells. Published research in animals has shown that much of this damage can be prevented by blocking the influx of calcium into cells, in particular, the influx that results from activation of NMDA receptor-operated calcium channels. Calcium influx resulting from the activation of NMDA receptor-operated calcium channels also appears to cause the neuronal damage associated with head trauma. Approximately two million traumatic brain injuries occur each year in the United States, with 25% of these injuries requiring hospitalization, and about 1% resulting in death.

     Certain medical procedures are associated with an increased risk of stroke. For example, strokes occur in 3% to 7% of coronary artery bypass, carotid endarterectomy, and heart valve replacement surgeries. Mild to severe central nervous system dysfunction occurs in up to eighty percent of these procedures. This is thought to result from multiple micro strokes caused by the release of numerous tiny blood clots into the bloodstream. Our research indicates that it might be possible to lessen the severity of neuronal damage and cognitive impairment that occurs as a result of these procedures by using a prophylactic treatment with neuroprotective compounds.

     NMDA receptor-operated calcium channels play critical roles in normal excitatory neurotransmission and in events that lead to much of the neurological damage associated with stroke and head trauma. Several pharmaceutical companies have recognized the potential of NMDA receptor-operated calcium channels as molecular targets. These companies have begun development of drugs to treat neurological disorders and have identified various lead compounds. However, no such drug has successfully completed clinical trials or been marketed. Work in this field is all the more challenging because NMDA receptor-operated calcium channels are also the site of action of phencyclidine (PCP or angel dust) and most clinically tested compounds that target NMDA receptor-operated calcium channels exhibit undesirable PCP-like side effects (inducing symptoms of psychosis). There are currently no safe and/or effective neuroprotective therapeutics available that slow or stop the progression of brain damage once a stroke or head trauma has occurred.

     Systemic administration of our proprietary class of lead compounds, particularly NPS 1506, has demonstrated significant neuroprotectant activity in certain animal models of ischemic stroke and head trauma. In these animal studies, significant neuroprotectant activity was still observed when administration of the compound was delayed for two hours following the ischemic event. In addition, our compounds have not exhibited PCP-like side effects in a variety of in vitro and in vivo studies in animal models intended to identify those effects.

     Development Status. In July 1997, we began a Phase I clinical trial for NPS 1506 in healthy male volunteers. This trial was completed in early 1998. Results of the trial indicated that the drug was safe and well tolerated in healthy male volunteers. In addition, we began a Phase Ib study in patients who have suffered a stroke within a 48-hour period to assess safety and tolerability of the drug in stroke patients. The clinical phase of this trial has been completed and the data are being evaluated. We are actively searching for a corporate partner to participate in the development of this program. Our ability to secure a development partner for this program will affect our development plan and time line for this program. There can be no assurance that NPS 1506 or any other lead compounds will advance through clinical development, will prove to be safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace."

Epilepsy and Bipolar Disorder

     Overview-Epilepsy. Epilepsy is a term derived from the Greek work "epilepsia," which means "to seize." In current usage, epilepsy refers to a host of neurologic disorders that are characterized by recurrent seizures. The Epilepsy Foundation of America estimates that nearly 2.5 million people in the United State are epileptic. As early as 1873, Dr. John Hughlings Jackson, a pioneer in the field of neurology, defined an epileptic seizure as a "disorderly discharge of the nerve tissue." Modern confirmation of this description shows that seizures result from the uncoordinated electrical activity of large numbers of brain cells. In some cases, the chaotic firing of neurons is due to causes such as traumatic or chemical brain injuries, infections of the brain, stroke, tumors, extreme fevers, or genetic abnormalities. However, in nearly 70% of all cases of recurrent seizures, no specific cause is ever found.

There is no known cure for this complex and variable disease. As a result, current therapies focus on controlling seizures -- the symptom shared by all forms of epilepsy.

     Many types of epileptic seizures have been medically defined. They range from mild cases of nearly imperceptible behavior, such as staring into space, to dramatic "grand mal" seizures where consciousness is lost and the body convulses uncontrollably. In most cases of recurrent seizures, drugs are the treatment of choice, although in some extreme instances, neurosurgery may be an option. The most frequently used drug therapies include carbamazepine, phenytoin, valproate, barbiturates, and benzodiazepines. Roughly half of all epilepsy patients can control their seizures with available chemical therapies. However, other patients achieve less than adequate control. An estimated 15% of all patients are virtually resistant to drug treatment. Even when some level of seizure control is achieved, it often comes with the disadvantage of serious side effects.

     Overview-Bipolar Disorder. Bipolar disorder is part of a class of diseases referred to as affective illnesses or mood disorders. Affective illnesses include all forms of depression, dysthmia (chronic, moderate depression) manic disease, and bipolar disorder. The most responsive disease in this class of illnesses is bipolar disorder. Until recently, bipolar disorder was known as manic-depressive disorder. It is characterized by the occurrence of both manic and depressive states, usually in alternation. Bipolar disorder, like other mood disorders, is a lifetime illness with no known cure. As a result, the number of bipolar patients continue to increase each year. In the United States, approximately 17.5 million people have affective disorders. Of these, approximately 2.2 million to 2.6 million people have been diagnosed as having bipolar disorder.

     Development Status. Based on a long-running interest in anticonvulsant research at NPS, our scientists have identified a lead compound for the treatment of epilepsy. Studies of this small, organic molecule, designated NPS 1776, show that it is effective in a number of animal models of epilepsy and that, importantly, there appears to be a wide margin between doses that control seizures and doses that produce side effects. The compound also exhibited a high margin of safety in animal models when compared to standard epilepsy treatments, including valproate, as measured by a lack of motor impairment side effects following drug administration. Recent research studies have indicated that the class of drugs normally used in seizure control can offer hope for many bipolar disorder patients. Valproate has received FDA approval for the treatment of manic episodes in bipolar disorder. Based on data generated by NPS and relevant literature, we expect that NPS 1776 will be useful for the treatment of affective mood disorders such as bipolar disorder and for the treatment of epilepsy. NPS 1776 is a branched short-chain fatty acid/amide. Thus, it has some structural similarities to valpromide. Although NPS 1776 and the therapeutically-relevant valproic acid (Depakote(R)) are of the branched short-chain fatty acid/amide class of compounds, significant structural distinctions can be made. Based on these pharmacologically significant structural distinctions, we believe that NPS 1776 will provide a better safety profile in comparison to Depakote, such as the lack of teratogenic potential and hepatotoxicity. Currently, we are conducting specific studies to address these issues.

     A Phase I clinical trial in healthy male volunteers was completed in December 1998 in the United Kingdom. The purpose of the trial was to evaluate the safety and pharmacokinetics of NPS 1776. A preliminary analysis of the data indicates that the drug was safe and well tolerated. A Phase Ib study was commenced in the United Kingdom in December 1998 to confirm safety and tolerability in volunteers receiving multiple doses of the drug. We expect to file an IND with the FDA and begin clinical trials in the United States before the end of 1999. We are actively seeking a partner to share in the development of NPS 1776. Future development of NPS 1776 may be dependent on our ability to find a development partner. There can be no assurance that NPS 1776 will advance through clinical development, will prove safe and/or effective, meet applicable regulatory standards, or be successfully marketed. See "Risk Factors--Our product candidates may not succeed in the clinic or in the marketplace."

In-licensing and Product Acquisition

     Periodically, we evaluate alternatives for acquisition of late-stage product opportunities. This evaluation includes the consideration of merger and acquisition candidates and the search for in-licensing or joint venture development candidates. To date, we have not entered into any such arrangement. There can be no assurance that we will be able to negotiate acceptable licenses and/or collaborative agreements in the future or that efforts under any license and/or collaborative agreement will be successful. See
"Risk Factors--Difficulty of acquiring rights to external technologies, programs, and development candidates."

Discovery Programs

     We are actively engaged in other discovery programs that seek to identify molecular targets for the development of new drugs. These discovery programs are extensions of our discoveries in calcium receptors and ion channels.

Metabotropic Glutamate Receptors

     Recent advances in the elucidation of the neurophysiological roles of metabotropic glutamate receptors (mGluRs) have established these receptors as promising drug targets in the therapy of acute and chronic neurological and psychiatric disorders and diseases. Glutamate is the major excitatory neurotransmitter in the mammalian central nervous system. Glutamate affects the central neurons by binding to and thereby activating cell surface receptors. mGluRs are G protein-coupled receptors that activate a variety of intracellular messenger systems following the binding of glutamate. Our experience in the discovery and development of drug candidates that act at the G protein-coupled calcium receptor provides us with certain advantages in the mGluR field. Drugs that target specific mGluRs may be useful in treating various neurological disorders, including pain, epilepsy, neurodegenerative disorders such as Alzheimer's disease, cognitive dysfunction, anxiety, and certain psychiatric disorders.

     NPS scientists have cloned a novel mGluR and have developed a proprietary screening technology for identifying small molecules active at mGluRs. Through use of this screening technology, NPS scientists have discovered proprietary small molecules that are active at mGluRs. Medicinal chemistry efforts with these lead compounds are ongoing. This screening capability allows us to identify compounds which act as allosteric modulators of mGluRs by binding affinity for sites which are different from the usual binding site for glutamate, the indigenous ligand. Additionally, this screening capability allows us to identify compounds which are selective for the three classes of mGluRs.

Additional Calcium Receptor Therapeutics

     We are pursuing drug candidates that target calcium receptors in specific tissues for the treatment of several disorders. In the kidney, for example, NPS and its collaborators have shown that calcium receptors are abundantly expressed in certain cells that regulate the excretion and reabsorption of calcium, magnesium, and certain electrolytes. Calcium receptors are also expressed in cells that regulate excretion and reabsorption of water in the kidney. These calcium receptors appear to participate in the regulation of mineral, electrolyte, and fluid balance in the body. Drugs that target calcium receptors in the kidney may provide therapies for abnormal states of ion and water retention. For example, these abnormal states occur in congestive heart failure and in nephrolithiasis (kidney stone formation).

Drug Discovery Technologies

     Our approach to the discovery of novel drugs is to identify new drug targets and small molecules that modulate the activities of these targets, or the activities of previously identified targets, in ways that provide unique and effective therapies. We have pioneered the use of various whole cell and tissue functional screens in our drug discovery programs. These functional screens substantially enhance our ability to discover new receptors and ion channels and new drug candidates that modulate the activities of specific receptors or ion channels through novel mechanisms. Functional screens were of critical importance, for example, in our discovery of calcimimetic compounds that modulate calcium receptor function.

Collaborative Research, Development, and License Agreements

     We are pursuing research and product development both on an independent basis and in collaboration with other companies. We currently have collaborative research, development, and/or license agreements with Amgen, Kirin, SmithKline Beecham, Systems Integration Drug Discovery Company, Inc. (SIDDCO) in Tucson, Arizona, The Brigham and Women's Hospital, Inc. and AquaBio Products Sciences, L.L.C. (APS) in Maine. See "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

     Amgen Inc.

     We entered into a development and license agreement with Amgen, effective December 1995, which grants Amgen the exclusive right to develop and commercialize drugs for the treatment of HPT and indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea, and Taiwan. The license includes the second-generation compound currently in Phase II clinical trials at Amgen, and other compounds for treating HPT. Under the terms of the Amgen agreement, we may receive up to an aggregate of $43.5 million in license fees, equity purchases, and milestone payments, plus royalties from any future product sales. Amgen has assumed full control, authority, and responsibility for conducting, funding, and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the compounds in its territory. This includes conducting clinical trials and making regulatory submissions. Amgen paid NPS a license fee of $10.0 million and purchased one million shares of common stock for an aggregate purchase price of $7.5 million. The balance of the $43.5 million includes up to $26.0 million payable to NPS upon the achievement of specific development milestones. NPS has the option to participate under Amgen's direction in the clinical development of a drug for primary HPT. Amgen is required to reimburse us for our participation, limited to a total cost of $400,000 per year for a maximum period of five years. Amgen may terminate the agreement for any reason upon 90 days written notice. Termination of the agreement will result in the reversion of our technology, patent, and commercialization rights from Amgen. There can be no assurance that Amgen will not terminate the agreement. In the event of termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize NPS R-568, the second generation compound in clinical trials at Amgen, and other HPT compounds. We are actively working with Amgen and Kirin to discover, identify, and characterize backup and second generation compounds. See "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

     Kirin Brewery Company, Ltd.

     In June 1995, we entered into a five-year collaborative research and license agreement with Kirin to develop and commercialize NPS R-568 and other compounds for the treatment of HPT in Japan, China, Hong Kong, North and South Korea, and Taiwan. Under the terms of the Kirin agreement, we may receive up to an aggregate of $25.0 million in license fees, research support, and milestone payments plus royalties from any future product sales in exchange for exclusive rights to develop, manufacture, and sell NPS R-568, second-generation compounds, and other compounds for the treatment of HPT in their territory. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in its territory. Kirin paid an initial license fee of $5.0 million and committed $7.0 million in research payments for research concerning NPS R-568 and the second-generation compounds over five years. The Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. The remaining $13.0 million is payable to us upon achievement of specific development milestones in the United States and/or Kirin's territory. In October 1996, we earned our first milestone payment from Kirin in the amount of $2.0 million for the start of clinical trials in Japan. In December 1997, we received the second milestone payment from Kirin in the amount of $2.0 million for the commencement in Japan of a Phase II clinical trial for primary HPT. Kirin is required to pay all costs of developing and commercializing products within its territory and will pay royalties on any product sales. We are actively working with Kirin and Amgen to discover, identify, and characterize second-generation compounds. Kirin may terminate the Kirin agreement for any reason upon 90 days written notice. Termination of the Kirin agreement will result in Amgen receiving worldwide rights to develop and commercialize NPS R-568, the second-generation compounds including second-generation compounds in clinical trials at Amgen, and other HPT compounds. There can be no assurance that Kirin will not terminate the agreement. See "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

     SmithKline Beecham Corporation

     In November 1993, we entered into a three-year collaborative research and license agreement with SmithKline Beecham to collaborate on the discovery, development, and marketing of drugs to treat osteoporosis and other bone metabolism disorders. Under the SmithKline agreement, SmithKline Beecham has the exclusive license to the worldwide development and marketing of any calcium receptor-active compounds developed under this agreement that are useful for treating osteoporosis and other bone metabolism disorders, excluding HPT. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all product development including all human clinical trials and regulatory submissions. We have the right to copromote any resulting products in the United States. In 1992, S.R. One, an affiliate of SmithKline Beecham, purchased $2.0 million of NPS preferred stock. In 1993, at the time we entered into the SmithKline agreement, S.R. One purchased an additional $7.0 million in equity of NPS and acquired $495,000 of NPS common stock in our initial public offering. All NPS preferred stock was converted into common stock upon the closing of our initial public offering.

     Under the terms of the SmithKline agreement, in addition to the $7.0 million equity purchase, SmithKline Beecham paid a $6.0 million license fee and agreed to make additional payments upon the achievement of specific milestones. A $3.0 million milestone payment was made in January 1996. In July 1995, we began receiving payments from them to support our research efforts and have recognized revenue of $8.4 million through 1998. In November 1997, the research term of the SmithKline agreement was extended for an additional period of up to three years. Concurrently with the execution of the extension agreement, SmithKline Beecham purchased 160,000 shares of NPS common stock. In November 1998 SmithKline Beecham purchased 204,000 shares of NPS common stock. They have agreed to purchase an additional 249,000 shares of NPS common stock on November 1, 1999 if the agreement is not terminated earlier. Research support payments are expected to be approximately $437,500 per quarter through October 2000 unless terminated earlier by SmithKline Beecham. We are entitled to royalties on sales of products for osteoporosis and other bone metabolism disorders developed by SmithKline Beecham under this agreement and a share of the profits from any copromotion of the products. The agreement may be terminated by SmithKline Beecham upon 30 days written notice, and we will have the right to extend this agreement for an additional period of time, provided that drug marketing has commenced. Under certain circumstances, we have the right to terminate the SmithKline agreement after October 2000. Termination of the SmithKline agreement will result in the return of our technology, commercialization, and patent rights in the licensed field of osteoporosis and other bone and mineral disorders, as well as all additional technology developed in the course of the collaboration. There can be no assurance that SmithKline Beecham will not terminate the SmithKline agreement or that funded research will be extended upon its termination in October 2000. See "Risk Factors--We depend on collaborative partners for the development of certain product candidates."

     SIDDCO

     In July 1997, we entered into a research and development agreement with SIDDCO. Under this agreement, we are working to develop combinatorial chemistry databases, identify novel compounds, develop automated chemical synthesis systems, and generate computational and analytical methods. We are obligated to pay SIDDCO $1.2 million per year, on a quarterly basis, through June 2000. Additionally, we have the right to extend the agreement for an additional two years at an adjusted rate based on SIDDCO costs at that time.

     The Brigham and Women's Hospital, Inc.

     In February 1993, we entered into two agreements with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School: a sponsored collaborative research agreement, and a patent license agreement. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents jointly owned by Brigham and Women's and NPS. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research at Brigham and Women's that is sponsored by NPS. Brigham and Women's is also entitled to a royalty on sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for HPT for which we receive regulatory approval. In February 1996, we reached an agreement with them to extend the research agreement for an additional year. This agreement was further amended, effective March 1, 1997, to extend the research agreement for an additional year and to update the amount of research support payments to be made by us for the final year of the agreement.
Effective March 1, 1998, the research agreement was extended for an additional two years.

     AquaBio Products Sciences, L.L.C.

     In July 1997, we entered into an agreement with APS. Under this agreement, we licensed certain rights in our calcium receptor technology to APS to be used solely in the field of nonmammalian aquatic organisms. APS will use this technology to explore innovative ways to improve aquaculture. In return for the license, we will receive rights to technology identified by APS that may have therapeutic value in mammalian organisms. In connection with this agreement, we also made an equity investment in APS.


Patents and Proprietary Technology

     Our success will depend in part on our ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. Periodically, we file patent applications to protect technology, inventions, and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position.

     We file patent applications in our own name, and when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, and recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal proprietary rights related to processes, compounds, uses, and techniques related to calcium receptor science are now protected by issued United States patents. Few of our principal proprietary rights, including rights in processes, compounds, uses, and techniques related to calcium receptor science, and NMDA receptor-operated calcium channel technology, are protected by issued patents in our principal markets. We believe that we receive a competitive advantage from our pending patent applications in the fields of calcium receptors, inorganic ion receptors, mGluRs, chimeric receptors using components of mGluRs and our calcium receptor technology, NMDA receptor-operated calcium channels, and compounds active at the same receptors give us a competitive advantage. We intend to file additional patent applications relating to our technology and to specific products as appropriate.

     The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. In addition, no assurance can be given that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors were the first to invent or that we were the first to pursue patent coverage for the inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. There can be no assurance that our pending patent applications, if issued, would be held valid. An adverse outcome could subject us to significant liabilities to third parties, could require disputed rights to be licensed from third parties, or require us to cease or modify our use of the technology. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly, and uncertain. See "Risk Factors--Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others."

     Patent applications for therapeutic products in our areas of research are intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities, and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude our applications and could result in a significant reduction in the coverage of the patents, if issued.

     We also rely on trade secrets and contractual arrangements to protect our trade secrets. There can be no assurance that these agreements will be adequate, that they will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

     Much of the know-how important to our technology and many of its processes are dependent upon the knowledge, experience, and skills of key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to know-how and technology, we require all employees, consultants, advisors, and collaborators to enter into confidentiality agreements that prohibit the unauthorized use of and restrict the disclosure of confidential information, and require disclosure and assignment to NPS of ideas, developments, discoveries, and inventions made by them. There can be no assurance that these agreements will effectively prevent disclosure of confidential information or will provide meaningful protection for our confidential information if there is unauthorized use or disclosure. It must also be recognized that competitors may develop substantially equivalent know-how and technology.

     In connection with research in the field of calcium and other ion receptors, we have sponsored research at various university and government laboratories. For example, we have executed license and research agreements regarding research in the area of calcium and other ion receptors with The Brigham and Women's Hospital. See "Collaborative Research, Development, and Licensing Agreements--The Brigham and Women's Hospital, Inc."

     We have also sponsored work at other government and academic laboratories for various evaluations, assays, screenings, and other tests of our natural products library and lead compounds in the central nervous system field. Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas. If the sponsored work produces patentable subject matter, we generally have the first right to negotiate for license rights therein. Any resulting license would be expected to require us to pay royalties on net sales of licensed products. There can be no assurance that any inventions will arise, that any patent applications on them will be filed or, if filed, that any patents will issue, that any license can be negotiated, or that any license agreement would give us valuable rights.

Manufacturing

     We anticipate that all products from our current programs will be made by synthetic chemical manufacturing techniques. As such, we believe the compounds can be precisely defined and characterized and should have relatively low manufacturing costs compared to current pharmaceutical industry costs and compared to recombinant proteins that are produced by the fermentation methods common to currently available biotechnology products.

     We have no manufacturing facilities. Under the Amgen, Kirin, and SmithKline Beecham agreements, each licensee is responsible for the manufacture of the applicable product. We rely on other manufacturers to produce the proprietary compounds for research and development activities and in sufficient quantities for preclinical and clinical purposes. The proposed pharmaceutical products under development have never been manufactured on a commercial scale, and there can be no assurance that the products can be manufactured at a cost or in quantities to make them commercially viable. If we were unable to contract for a sufficient supply of compounds on acceptable terms, or if we should encounter delays or difficulties in relationships with manufacturers, our preclinical and clinical testing schedule would be delayed. That delay might postpone the submission of products for regulatory approval or the market introduction and subsequent sales of the products, which would have a materially adverse effect on our operations. Moreover, contract manufacturers that we may use must adhere to Quality System Regulations (QSR) of the FDA, which incorporate the FDA's former Good Manufacturing Practices.

Government Regulation

     Research, preclinical development, clinical trials, manufacturing, and marketing activities are subject to regulation for safety, efficacy, and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising, and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

     . preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies;
     . the submission of an Investigational New Drug (IND) application to the FDA for human clinical testing, which must become effective before human clinical trials commence;
     . adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;
     .    the submission of a New Drug Application (NDA) to the FDA; and
     . FDA approval of the NDA before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA's QSR regulations.

     Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with QSR regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with QSR regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries, under reciprocal agreements with the FDA.

     Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to QSR, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will usually become effective 30 days following receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Furthermore, each clinical study must be conducted under the auspices of an Institutional Review Board (IRB) at the institution where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of the human subjects, and the possible liability of the institution.

     Clinical trials typically are conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion, and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to:

     .    determine the efficacy of the drug for specific, targeted indications;
     .    determine dosage tolerance and optimal dosage; and
     .    identify possible adverse effects and safety risks.

     When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our products subject to this testing, including NPS R-568 and second-generation compounds in our HPT program, NPS 1506 in the neuroprotection program, and NPS 1776 for epilepsy and bipolar disorder. Furthermore, NPS, our collaborators, licensees, or the FDA may suspend clinical trials at any time if they feel that the subjects or patients are being exposed to an unacceptable health risk. See "Risk Factors--We are subject to extensive government regulation; new drugs may not be approved."

     The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require postmarketing testing and surveillance to monitor the safety of our products if the NDA is not viewed as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of the data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to QSR, which must be followed at all times. In complying with standards shown in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance. See "Risk Factors--We are subject to extensive government regulation; new drugs may not be approved."

     In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, and any liability could exceed our resources. See "Risk Factors--We face product liability risks and may not be able to obtain adequate insurance." and "Risk Factors--Our operations involve hazardous materials."

     Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval described above.

Competition

     NPS and our licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Competitors may succeed in developing technologies or products that are more effective than ours or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in similar areas, including the fields of HPT, osteoporosis, neuroprotection, and neurological disorders. Many of our competitors have substantially greater financial, technical, marketing, and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials, and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies, and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment for certain diseases, such as HPT, will prove to be superior to existing or newly discovered approaches to the treatment of those diseases. See "Risk Factors--We face intense competition and technological change."

Environmental Liability

     On November 29, 1995, the Environmental Protection Agency (EPA) notified us that we may have incurred liability under section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended, for two barrels of radioactive waste taken by a third-party contractor to a hazardous and radioactive waste storage, treatment, and disposal facility in Denver, Colorado. Upon the EPA's request, we identified the waste and verified that the barrels containing the waste have been removed from the Denver, Colorado facility. Removal of wastes from the facility and remediation of soil and groundwater at this site is currently underway. The ultimate cost of removal and remediation actions and the length of time for these actions are difficult to estimate. Based upon its inspection of the site, the barrels containing the waste disposed of by us were determined to be neither leaking nor damaged. Although we were a small contributor to the site and we believe that there are a number of other financially responsible contributors, there can be no assurance that we will not be held liable for all or a portion of the cleanup cost or any other costs or damages associated with this disposal site. See "Risk Factors--We face product liability risks and may not be able to obtain adequate insurance." and "Risk Factors--Our operations involve hazardous materials."

Employees

     As of December 31, 1998, we employed 101 individuals full-time, 21 of whom hold Ph.D. degrees, and 23 of whom hold other advanced degrees. A total of 75 full-time employees are engaged in research, development, and supporting activities, including a variety of disciplines within the areas of molecular biology, pharmacology, medicinal chemistry, computer sciences, and clinical development. A total of 26 full-time employees are employed in finance, legal, and human resources, market research, corporate development, and general administrative activities. None of our employees are covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, NPS augments its full-time staff through consulting arrangements with experienced scientists and managers. Our anticipated growth and expansion may require the hiring of additional management, research and development, and administrative personnel.

Risk Factors

     We have a history of operating losses and may require additional financing. We have not been profitable since our inception in 1986. As of December 31, 1998 we had an accumulated deficit of approximately $43.3 million. We expect to continue to incur losses for the next several years. We may never realize significant revenues or be profitable. Factors that will influence the timing and amount of our profitability include:

     . the success of our product candidates placed with Amgen, Kirin, and SmithKline Beecham,
     .    the development and commercialization of additional products,
     . our ability to secure corporate partners to share the expense of development of our non-partnered programs,
     .    timing and difficulty of obtaining regulatory approvals, and
     .    competition.

     Most of our funding has come from research and development fees and the sale of stock. No material revenues have been generated from product sales. We may have to raise additional funds through collaborative relationships or public and private financings. Additional financing may not be available on favorable terms, or at all. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our existing investors. Lack of financing may delay, reduce or eliminate some of our programs or force us to relinquish rights to technology, product candidates or products.

     Our product candidates may not succeed in the clinic or in the marketplace. Extensive and costly clinical trials must be conducted to demonstrate safety and efficacy for a pharmaceutical product before it can be approved by the FDA or other regulatory authorities. A product candidate that appears to be safe and/or effective in preclinical in vivo tests and early clinical trials may not ultimately prove to be safe and/or effective when tested in a larger number of patients. NPS R-568, NPS 1506, NPS 1776, and a second-generation HPT compound are our only product candidates in the clinic. All of these product candidates could prove to be unsafe and/or ineffective. The failure of one or more of our product candidates could postpone profitability indefinitely. We may also encounter problems in a clinical trial that might significantly delay or cause us to terminate the clinical trial program. Any adverse clinical event could cause delays or prevent us from commercializing additional products. This would have a substantial adverse effect on the operations of our business. Additionally, those product candidates that are successful in the clinic and obtain FDA approval may not be as effective as other products on the market.

     We depend on collaborative partners for the development of certain product candidates. Amgen and Kirin have full control of the development and commercialization of a calcimimetic drug therapy for the treatment of HPT in their territories. SmithKline Beecham has full control over research and development in osteoporosis. Because we have granted exclusive development, commercialization, and marketing rights to these licensees, the success of the programs are dependent upon their efforts. If the licensees do not satisfactorily perform under the agreements, our financial condition will be materially and adversely affected. Our licensees could terminate these agreements or these agreements could expire before related lead candidates are identified or any related candidate drugs are developed. If our licensees were to terminate their respective agreements, we might not have the financial resources necessary to continue development of those programs. The termination or expiration of any or all of these agreements could have a material adverse effect on our business. Much of the revenue that we may receive under these partnerships depends upon our partners' successful development and commercialization of the compounds. Our partners may develop alternative technologies or products outside of their partnerships with us, and the technologies or products may be used to develop treatments for the diseases targeted by our partnerships. This could have a material adverse effect on our business.

     We will need to find corporate partners for new product candidates. Our strategy for the development, clinical testing, manufacturing and commercialization of our products requires that we enter into various collaborations with partners, licensors, licensees, and others. There can be no assurance that we will be able to negotiate further collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. If we are not able to establish such arrangements, we would experience increased capital requirements to undertake the activities at our own expense. In addition, we may encounter significant delays in introducing our products into certain markets or find that the development, manufacture or sale of our products in certain markets is adversely affected by the absence of collaborative agreements. To the extent we enter into co-promotion or other licensing arrangements, revenues received by us will depend upon the efforts of third parties, and there can be no assurance that such parties will devote such efforts or that such efforts will be successful.

     Difficulty of acquiring rights to external technologies, programs, and development candidates. We are actively evaluating product acquisition opportunities in order to establish and maintain an appropriate portfolio or pipeline of product candidates. We seek optimum diversity of materials, timetables, development costs, applicability to current medical needs, and other select criteria. We may be unsuccessful in our efforts to identify, acquire and exploit third-party technologies or product opportunities. There can be no assurance that we will be able to negotiate acceptable license and/or collaborative agreements in the future or that efforts under those agreements will be successful. If we choose to and are successful in entering into future agreements, we will also experience increased capital requirements to undertake research, development, and marketing of any in-licensed technologies, programs, and development candidates. In addition, significant delays may be encountered in introducing any in-licensed product candidates into certain markets or we may find that the development, manufacture and sale of these product candidates are adversely affected by competition from others.

     We are subject to extensive government regulation; new drugs may not be approved. Our research and development activities and the investigation, manufacture, distribution, and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug, and Cosmetic Act. Receipt of such regulatory approval involves, among other things, satisfying the FDA that the product is both safe and/or effective. Typically, this process takes several years depending upon the type, complexity and novelty of the product and the nature of the disease or other indication to be treated. The process also requires an expenditure of substantial resources. Preclinical studies must be conducted in accordance with the FDA's Good Laboratory Practice regulations. Clinical testing is also subject to FDA regulations and must meet requirements for Institutional Review Board oversight and informed consent by clinical trial subjects and patients. Clinical trials may require large numbers of test subjects. We or the FDA may suspend clinical trials at any time if either believes that clinical trial subjects are being exposed to unacceptable health risks, including undesirable or unintended side effects.

     Before receiving FDA approval to market a product, we may have to demonstrate that the product represents an improved form of treatment when compared to existing therapies. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approvals. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation, administrative action, or changes in FDA policy during the period of product development, clinical trials, and FDA regulatory review. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may entail ongoing requirements for post-marketing studies. Even if regulatory approval is obtained, a marketed product, its manufacturer, and its manufacturing facilities are subject to continual review and periodic inspections. The QSR standards will be applicable to us or our manufacturers and suppliers. The discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on that product or manufacturer, including costly recalls or withdrawal of the product from the market. There can be no assurance that any compound developed by us alone or in conjunction with others will prove to be safe and/or effective in clinical trials and will meet all of the applicable regulatory requirements needed for marketing approval.

     We face intense competition and technological change. Existing and future products, therapies, technological approaches and delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost.

     We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drug products already approved or in development and operate large, well-funded research and development programs in these fields. Our competitors may develop safer or more effective drugs and achieve faster or broader regulatory approval, wider availability of supply, more effective marketing and sales or superior proprietary positions. Any products that we develop may become obsolete before we recover any expenses incurred in connection with development of these products.

     Our success depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others. Our success will depend, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing the proprietary rights of others. Our patents or patent applications may be challenged, invalidated or circumvented by our competitors. These patents may also fail to provide meaningful competitive advantages to us.

     Intellectual property rights are uncertain and involve complex legal and factual questions. Generally, patent applications in the United States are maintained in secrecy until patents issue and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Accordingly, we cannot be certain that the inventors named in our patent applications were the first to invent, or that we were the first to pursue patent coverage for those inventions. We may unknowingly infringe the proprietary rights of others and may be liable for that infringement, which could result in significant liability for us. We could be forced to either seek a license to intellectual property rights of others or alter our products or processes so that they no longer infringe the proprietary rights of others. A license could be very expensive to obtain, or may not be available at all.

     Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine who had the claimed rights first. We may also be forced to seek a judicial determination concerning the rights in question. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain a license or stop making a certain product.

     We also rely on trade secrets, proprietary know-how, and confidentiality provisions in agreements with collaborative partners, employees, and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us and we might not be able to adequately enforce our rights against these people.

     We do not have the capability to manufacture, so we must rely on third parties. We do not have any internal manufacturing capacity and we rely on third-party manufacturers for the manufacture of all of our clinical trial material. If we were unable to contract for a sufficient supply of our compounds on acceptable terms, or if delays and difficulties in our relationships with manufacturers are encountered, our preclinical and human clinical testing schedule would be delayed. Such delay would adversely affect the schedule for submission of products for regulatory approval, the market introduction, and subsequent sales of these products, which would have a materially adverse effect on our business. We will need to expand our existing relationships or to establish relationships with additional third-party manufacturers for products that we successfully develop. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, and third-party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties may adversely affect our profit margins and our ability to develop and commercialize products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and they may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products. Our business could be adversely affected if we fail to establish or maintain relationships with third parties for our manufacturing requirements on acceptable terms.

     Also, our corporate collaborators, licensees, or contract manufacturers may be unable to manufacture any developed compounds on a commercial scale, or that any collaborator, licensee or manufacturer will be able to manufacture products in quantities, or at prices that will be commercially viable or beneficial to us. The licensees are responsible for manufacturing any products developed under their respective agreements. If we or our collaborators and licensees encounter difficulty in obtaining third-party manufacturing on commercially acceptable terms, their ability to commercialize products may be delayed or foreclosed.

     We will need additional capital to complete development of our unlicensed product candidates. Substantial expenditures will be required to continue existing and planned research and development activities, preclinical and clinical trials, to manufacture or have products manufactured, and to market products from current research and development efforts. Our current resources are inadequate to finance all of the work planned and needed to continue development of our current programs. If we are unable to find licensees or collaborators for one or more of these efforts, we will be required to suspend activities or to raise additional equity capital. There can be no assurances that we can succeed in such efforts.

     We do not have the capability to market and sell products; we must rely on third parties. We will have to develop a sales force or rely on arrangements with third parties for the marketing, distribution, and sale of any products we develop. We currently lack sales, marketing, and distribution capability. In order to market any products directly, it would be necessary to develop a marketing and sales force with technical expertise and supporting distribution capability. We might not be able to establish in-house sales and distribution capabilities, relationships with third parties for these tasks, or we may be unsuccessful in gaining market acceptance for our products. Additionally, our licensees currently have marketing and distribution rights with respect to products under development for the treatment of HPT and osteoporosis; however, such commercialization rights may revert to us, under certain circumstances, including termination of any agreements.

     Uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures may result in our being unable to sell our products profitably. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. This policy may adversely affect the market for products designed to treat patients with age-related disorders, such as HPT and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists with the reimbursement status of newly approved health care products. We might not be able to sell our products profitably if reimbursement is unavailable or limited in scope.

     We need to attract and retain key employees and consultants and manage growth. We are highly dependent on the principal members of our scientific and management staff. Loss of any of these persons could adversely affect our operations. Nonetheless, we do not have long-term employment contracts. Our future success will also depend in large part upon our continued ability to attract and retain highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities, and other organizations. Anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, production and marketing, and general pharmaceutical company management will place increased demands on our resources. These demands may require the addition of new management; research and development, and administrative personnel; and the development of additional expertise by existing management personnel. The failure to acquire such services or develop such expertise could adversely affect prospects for success. Certain of these anticipated future needs are expected to be met through agreements with the licensees and potential additional corporate collaborations, but there can be no assurance that any services provided by them will be sufficient to meet our personnel or management needs.

     We face product liability risks and may not be able to obtain adequate insurance. The testing and commercial use of human therapeutic products entail significant risks. If we succeed in developing products, the use of the products in clinical trials and the sale of products, following regulatory approval, may expose us to liability claims allegedly resulting from use of these products. These claims might be made directly by consumers or others. We have obtained limited product liability insurance coverage for our human clinical trials. This coverage may be insufficient to protect against damages for liability. We might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against damages for liability. Agreements with our licensees provide for indemnification against damage claims, but claims arising from products sold by a collaborative partner or licensee may also include claims directly against us and may not be indemnifiable under the agreement.

     Our operations involve hazardous materials. Our research and development activities involve the controlled use of hazardous materials, radioactive compounds, and other potentially dangerous chemicals and biological agents. Although we believe that our safety procedures for these materials comply with governmental standards, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our financial resources.

     Volatile stock price and low demand. We experience lack of attention by securities analysts and imbalance between supply and demand for our stock. We also experience volatility in our stock price. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

     .    fluctuations in our operating results.
     . announcements of technological innovations or new commercial therapeutic products by us or our competitors,
     .    published reports by securities analysts or the lack thereof,
     .    progress with clinical trials,
     .    governmental regulation.
     .    changes in reimbursement policies.
     .    developments in patent or other proprietary rights.
     . publicity, or the lack thereof, concerning the discovery and clinical development activities by our licensees,
     . public concern as to the safety and efficacy of drugs developed by us and our competitors, and
     .    general market conditions.

     Issuance of shares under employee stock incentive plans will dilute current stockholders. We maintain stock incentive plans whereby employees, directors, and consultants can acquire shares of NPS common stock through the exercise of stock options, grants, and purchases.

     Antitakeover provisions in our articles, bylaws, Delaware Law, and shareholders rights plan may adversely effect a potential takeover. Certain provisions of our Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including those at a price above the then current market value of the common stock. These provisions may also inhibit fluctuations in the market price of the common stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change in control of NPS as well as adversely affecting the voting power of the holders of common stock, including the loss of control to others. In addition, the Board of Directors has adopted a Shareholder Rights Plan, commonly known as a "poison pill," that may have the effect of delaying or preventing a change in control.

     Year 2000 issues could cause interruption or failure of our computer systems. We use a significant number of computer systems and software programs in our operations, including applications used in support of research and development activities, accounting, and various administrative functions. Although we believe that our internal systems and software applications are compliant and will be able to interpret appropriately the dates following December 31, 1999, our failure to make or obtain necessary modifications to our systems and software could result in systems interruptions or failures that could have a material adverse effect on our business. Unanticipated costs necessary to avoid potential systems interruptions could exceed our present expectations and consequently have a material adverse effect on our business. In addition, if our key supply and service providers fail to make their respective computer software programs and operating systems Year 2000 compliant, it could have a material adverse effect on our business.

     Absence of dividends. We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends in the foreseeable future.

ITEM 2.   Properties.

     We currently rent approximately 54,000 square feet of laboratory, support, and administrative space in the University of Utah's Research Park. We pay approximately $875,000 annually under a facilities lease that expires in September 2004. We anticipate that we will not need to acquire additional space in order to meet our needs over the next three years.

ITEM 3.   Legal Proceedings.

     We are not a party to any material legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the stockholders during the fourth quarter of 1998.

Executive Officers of the Registrant.

     The executive officers of and their ages as of December 31, 1998 are as follows:

                Name                    Age                     Position
                ----                    ---                     --------
        Hunter Jackson, Ph.D.            48           Chief Executive Officer, President and
                                                      Chairman of the Board

        N. Patricia Freston, Ph.D.       59           Vice President, Human Resources

        James U. Jensen, J.D.            54           Vice President, Corporate Development and
                                                      Legal Affairs, Secretary and Director

        Thomas B. Marriott, Ph.D.        51           Vice President, Development Research

        Robert K. Merrell                43           Vice President, Finance, Chief Financial
                                                      Officer and Treasurer

        Edward F. Nemeth, Ph.D.          46           Vice President and Chief Scientific Officer
-------------------------

     Hunter Jackson, Ph.D., has been Chief Executive Officer and Chairman of the Board since founding NPS in 1986. He was appointed to the additional position of President in January 1994. Before founding NPS, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a B.A. in English from the University of Illinois and a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

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

     James U. Jensen, J.D., has been Vice President, Corporate Development and Legal Affairs and Secretary since August 1991. He has been Secretary and a director of NPS since 1987. From 1986 to July 1991, he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C., or its predecessor firm, concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as Chief Financial Officer of Cericor, a software company, and from 1983 to July 1985, as its outside general counsel. From 1980 to 1983, he served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes Inc. He serves as a director of Wasatch Funds, Inc., a registered investment company, and of Interwest Home Medical, Inc., a public home use medical equipment distributor. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. from Columbia University.

     Thomas B. Marriott, Ph.D., has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 until 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating, and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for INDs and NDAs. In this position, he participated in the preparation of several INDs and NDAs with responsibility for preparing or supervising the preparation of the IND preclinical drug metabolism section and the NDA preclinical and clinical metabolism and biopharmaceutics sections, and was responsible for integrating the pharmacology, toxicology and clinical sections of INDs and NDAs. He received a B.A. in Chemistry from Carleton College and a Ph.D. in Chemistry from the Institute of Molecular Biology at the University of Oregon.

     Robert K. Merrell has been Vice President, Finance, Chief Financial Officer, and Treasurer since January 1995 and served as Director of Finance and Administration and Treasurer from December 1993 to December 1994. He joined NPS as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG Peat Marwick LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received a B.A. in Accounting from the University of Utah and an M.M. from Kellogg Graduate School of Management at Northwestern University.

     Edward F. Nemeth, Ph.D., has been a Vice President of NPS since January 1994 and was appointed Chief Scientific Officer in July 1997. He joined NPS as Director of Pharmacology in March 1990. From 1986 until joining NPS, Dr. Nemeth was an Assistant Professor in the Department of Physiology and Biophysics at Case Western Reserve University School of Medicine. He holds a B.A. in Chemistry and Psychology from Lawrence University and a Ph.D. in Pharmacology from Yale University.

                                    PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq National Market under "NPSP." The following table sets forth the quarterly high and low closing sales prices for NPS common stock for each quarter in the two most recent fiscal years as reported by The Nasdaq National Market:

                                                   High      Low
                                                  -------   ------

           1997
             First Quarter........................$12.250   $9.500
             Second Quarter.......................$11.000   $8.250
             Third Quarter........................$10.750   $8.125
             Fourth Quarter.......................$10.063   $7.500
           1998
             First Quarter........................$ 8.500   $7.375
             Second Quarter.......................$ 8.250   $6.750
             Third Quarter........................$ 9.313   $6.375
             Fourth Quarter.......................$ 7.938   $5.500

     On March 1, 1999, there were approximately 1,500 beneficial holders of NPS common stock.

     We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On November 2, 1998, we sold 204,000 shares of NPS common stock, par value $.001, to SmithKline Beecham for an aggregate purchase price of $1,809,276 in reliance on Section 4(2) of the Securities Act of 1933. The sale of these shares was made in conjunction with a collaborative research and license agreement.

ITEM 6.   Selected Financial Data.

     The selected financial data presented below are for each fiscal year in the five-year period ended December 31, 1998, and for the period from October 22, 1986 (inception) through December 31, 1998. These data have been derived from our financial statements, which have been audited by KPMG LLP, independent certified public accountants, and are qualified by reference to the Financial Statements and Notes thereto. NPS is considered a development stage company as described in Note 1 of Notes to Financial Statements.


                                     ---------------------------------------------------------- October 22, 1986
                                                      Year Ended December 31,                     (inception)
                                     ---------------------------------------------------------       through
                                        1998         1997        1996       1995        1994    December 31, 1998
                                     ----------  -----------  ----------  ---------  ----------     ----------
                                               (in thousands, except per share data)
Statement of Operations Data:
  Revenues from research and
     license agreements.............  $  3,568     $  5,842     $20,342    $ 9,562     $ 3,861        $ 52,068
Operating expenses:
  Research and development..........    17,856       15,090      11,326      8,727       7,765          74,632
  General and administrative........     5,546        5,587       5,111      3,975       3,122          29,033
                                     ----------  -----------  ----------  ---------  ----------     ----------
  Total operating
       expenses.....................    23,402       20,677      16,437     12,702      10,887         103,665
                                     ----------  -----------  ----------  ---------  ----------     ----------

     Operating income (loss)........   (19,834)     (14,835)      3,905     (3,140)     (7,026)        (51,597)
Other income (expense), net.........     2,672        3,308       2,550        322         270           9,346
                                     ----------  -----------  ----------  ---------  ----------     ----------
Income (loss) before income
  tax expense.......................   (17,162)     (11,527)      6,455     (2,818)     (6,756)        (42,251)
Income tax expense..................       ---          167         350        500         ---           1,018
                                     ----------  -----------  ----------  ---------  ----------     ----------

Net income (loss)...................  $(17,162)    $(11,694)    $ 6,105    $(3,318)    $(6,756)       $(43,269)
                                     ==========  ===========  ==========  =========  ==========     ==========
Diluted net income (loss)
  per share (1).....................    $(1.39)      $(0.98)      $0.55     $(0.48)     $(1.13)
                                     ==========  ===========  ==========  =========  ==========
Diluted weighted average shares
  outstanding (1)...................    12,337       11,956      11,086      6,924       5,977

                                                        December 31,
                                 -----------------------------------------------------------
                                      1998        1997        1996        1995        1994
                                 ------------  ----------  ----------  ----------  ---------
                                                       (in thousands)
Balance Sheet Data:
  Cash, cash equivalents, and
     marketable securities..........$ 43,444    $ 57,942    $ 68,962    $  8,340    $  9,323
  Working capital...................  40,767      56,365      67,413       5,832       8,104
  Total assets......................  48,111      62,634      72,160      10,600      12,084
  Long-term portion of capital
     leases and long-term debt......      32          65         327         747         440
  Deficit accumulated during
     development stage.............. (43,269)    (26,107)    (14,413)    (20,517)    (17,199)
  Stockholders' equity..............  45,146      62,634      69,870       7,322      10,165

--------------------
(1) See Note 1 of Notes to Financial Statements for information concerning the computation of net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Overview

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through December 31, 1998 of $43.3 million, net of cumulative revenues from research and license agreements of $52.1 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our research and development activities and our preclinical and clinical testing activities. Substantially all revenues are derived from license fees, milestone payments, and research and development support payments from licensees and these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

     Most of our revenues of $3.6 million in 1998, $5.8 million in 1997, and $20.3 million in 1996, were derived from research and license agreements. We recognized revenue from these agreements as follows:

     . Under our agreement with SmithKline Beecham we recognized $2.2 million in 1998, $1.9 million in 1997, and $5.7 million in 1996;

     . Under our agreement with Kirin we recognized $1.0 million in 1998, $3.5 million in 1997, and $4.0 million in 1996; and

     . Under our agreement with Amgen we recognized $400,000 in 1998 and 1997, and $10.6 million in 1996.

     These revenues were derived from a combination of one-time license fees, milestone payments and research and development support payments and are not indicative of future revenue that may be earned under these agreements. See "Liquidity and Capital Resources" below for further discussion of payments that may be received in the future under these agreements.

     Research and development expenses increased to $17.9 million in 1998, from $15.1 million in 1997, and $11.3 million in 1996. The increases in research and development expenses were principally due to commencement of clinical trials for NPS 1506 in mid-1997 and the commencement of clinical trials for NPS 1776 in mid-1998. We expect that research and development expenses will continue to increase in the future if we conduct increasingly expensive later-stage clinical trials and if we start clinical trials for new product candidates.

     General and administrative expenses increased over the three years with expenses of $5.5 million in 1998, $5.6 million in 1997, and $5.1 million in 1996. We expect that general and administrative expenses will increase modestly in the future as necessary to support research and development activities.

     Interest income and gain on the sale of marketable investment securities were $2.7 million in 1998, $3.4 million in 1997, and $2.7 million in 1996. The increase in 1997 was primarily due to a higher average cash balance resulting from the net proceeds of the follow-on offering of NPS common stock in May 1996. We anticipate that interest income will decrease in the future as cash is utilized for operations.

     Income tax expense of $168,000 in 1997 and $350,000 in 1996 resulted from a 10% Japanese tax withheld on the license fee and milestone payments by Kirin, and from United States alternative minimum tax of $118,000 incurred on net income in 1996 and paid in 1997. Any future milestone and royalty payments from Kirin will be subject to the same 10% tax.

     As of December 31, 1998, we had a federal income tax net operating loss carryforward of approximately $39.5 million and a federal income tax research credit carryforward of approximately $3.1 million. Our ability to utilize these operating loss and research credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 8 of Notes to Financial Statements.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of December 31, 1998, we had recognized $52.1 million of cumulative revenues from research and license agreements and $88.3 million in consideration for the sale of equity securities for cash and services. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $43.4 million at December 31, 1998.

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham. The payments are scheduled to aggregate $5.5 million through the scheduled expiration dates of the agreements, respectively, in December, June, and October 2000. In addition, SmithKline Beecham will purchase 249,000 shares of NPS common stock on November 1, 1999, at a premium to the market price, if the research agreement is not terminated early.

     We could receive future payments of up to $49.0 million in the aggregate from Amgen, Kirin, and SmithKline Beecham upon the accomplishment of specified research and/or development milestones under the respective agreements. However, we do not control the subject matter, timing, or resources applied by our licensees under their respective development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. We cannot assure that our licensees will make any future payments, whether as research or development milestone payments or support payments.

     We have entered into sponsored research and license agreements that obligate us to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions, or as license fees or royalties to maintain the licenses. As of December 31, 1998, we had a total commitment of approximately $2.1 million for future research support payments. We expect to enter into additional sponsored research and license agreements in the future.

     As of December 31, 1998, our investment in leasehold improvements, equipment, and furnishings was $4.4 million, net of accumulated depreciation and amortization. Additional equipment and facilities may be needed if we increase our internal research and development activities, a portion of which may be financed with debt or leases.

     We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments and equity purchases from licensees, will be sufficient to enable us to maintain our current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including our progress toward developing and commercializing products. Furthermore, in the event we in-license or otherwise acquire a product candidate, substantial expenditures for developing and commercializing the product candidate would be required. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product in the respective territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which we could maintain our operations or require us to reduce operations.

     It may also become necessary to raise additional funds to support our development and commercialization programs. We are presently seeking additional funding for certain current programs through corporate collaborations and licensing agreements. We may also seek additional funding through public or private financing which could be dilutive to current shareholders. We cannot assure that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may modify plans for some of our research and development programs.

Year 2000 Assessment

     We continue to assess impact of the year 2000 on our operations and systems. We have developed assessment procedures and a plan to address identified issues. A Y2K Task Force was assembled in the beginning of 1998 to evaluate the potential impact of the so called "Year 2000 millennium bug" on our operations. Since formation, the task force has monitored the evaluation of financial, accounting, information managements, scientific equipment, and building systems. To date financial, accounting, and information management systems review has been completed. Those systems which were not compliant have been replaced. We continue to assess the impact of the year 2000 on our other systems and equipment. We expect to have identified and replaced or updated all internal systems and equipment which are not year 2000 compliant before the year 2000 to the extent necessary to enable us to continue operations. We do not expect the cost of repair or replacement to be material to our operations. We are also seeking assurance from primary third-party service and goods suppliers, including financial institutions, suppliers, CROs and other collaborative parties that they do not expect the year 2000 matter to materially impact their dealings with us. To date, we are not aware of any critical third-party suppliers that will not be able to meet our needs in order to maintain operations. We cannot assure that these third parties are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of our suppliers, clinical research organizations, or our licensees could have a material adverse effect on our business, operating results, and financial condition.

Certain Business Risks

     We are currently in the early stage of product development. NPS 1506, NPS 1776, and compounds for the treatment of HPT are the only product candidates in clinical development by us or our licensees. There is no guarantee that NPS 1506, NPS 1776, or any compound for HPT will prove to be safe or effective or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that the compounds will be found to be safe, effective, or marketable. All of our remaining technologies are in preclinical stages and will require significant additional research and development efforts before any commercial use. Because we have granted exclusive development, commercialization, and marketing rights in the fields of HPT and osteoporosis, the success of these programs is primarily dependent upon the efforts of Amgen, Kirin, and SmithKline Beecham.

     Other business risks include our lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of our patents and proprietary technology, our dependence on third parties for manufacturing, future capital needs and the uncertainty of additional funding, our lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of in-licensing efforts, our dependence on key personnel and our ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in Item 1, "Business -- Risk Factors."

ITEM 8.   Financial Statements and Supplementary Data.

     Financial Statements and notes thereto appear on pages F-1 to F-23 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 1999, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein. For information regarding executive officers, See Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  Executive Compensation.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 1999, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held May 26, 1999, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13.  Certain Relationships and Related Transactions.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held May 26, 1999, under the caption "Certain Transactions," and is incorporated by reference herein.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Index to Financial Statements and Report of Independent Auditors. The Financial Statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                       Page
                                                                      Number
                                                                      ------
         Index to Financial Statements...............................  F-1
         Report of KPMG LLP, Independent Auditors....................  F-2
         Balance Sheets..............................................  F-3
         Statements of Operations....................................  F-4
         Statements of Stockholders' Equity..........................  F-5
         Statements of Cash Flows....................................  F-9
         Notes to Financial Statements...............................  F-10

     2. Index to Financial Statements Schedules. There are no Financial Statements Schedules included because they are either not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3.   Exhibits.

Exhibit           Exhibit
Number            -------
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

10.28     Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996.(5)

10.29     Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1,
          1996.(7)

10.30*    Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc.
          dated October 28, 1996.(6)

10.31     1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS
          Pharmaceuticals, Inc., effective March 1, 1997.(7)

10.32     Research and Development Agreement between Systems Integration Drug Discovery Company, Inc.
          (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997.(8)

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

10.36     Stock Purchase Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc.,
          dated November 26, 1997.(9)

10.37     First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS
          Pharmaceuticals, Inc.

23.1      Consent of KPMG LLP, independent auditors.

24.1      Power of Attorney (incorporated in the signature page of this Form 10-K).

27.1      Financial Data Schedule (attached to EDGAR filing only).

---------------------------------------

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26/th/ day of March, 1999.

                                         NPS Pharmaceuticals, Inc.

                                         By: /s/ Hunter Jackson
                                             -------------------------------
                                                 Hunter Jackson, Ph.D.
                                         President and Chief Executive Officer,
                                               and Chairman of the Board

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

Name                        Title                                      Date
----                        -----                                      --------------

/s/ Hunter Jackson          President and Chief Executive Officer      March 26, 1999
-------------------------   (Principal Executive Officer) and
Hunter Jackson, Ph.D.       Chairman of the Board

/s/ Robert K. Merrell       Vice President, Finance, Chief             March 26, 1999
-------------------------   Financial
Robert K. Merrell           Officer and Treasurer (Principal
                            Financial and Accounting Officer)

/s/ James U. Jensen         Vice President, Corporate Development      March 26, 1999
-------------------------   and Legal Affairs, Director
James U. Jensen

/s/ Santo J. Costa          Director                                   March 26, 1999
-------------------------
Santo J. Costa


/s/ James G. Groninger      Director                                   March 26, 1999
-------------------------
James G. Groninger

/s/ Joseph Klein, III       Director                                   March 26, 1999
-------------------------
Joseph Klein, III

/s/ Donald E. Kuhla         Director                                   March 26, 1999
-------------------------
Donald E. Kuhla, Ph.D.

/s/ Thomas N. Parks         Director                                   March 26, 1999
-------------------------
Thomas N. Parks, Ph.D.

/s/ Peter G. Tombros        Director                                   March 26, 1999
-------------------------
Peter G. Tombros

                         INDEX TO FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors........................... F-2

Balance Sheets..................................................... F-3

Statements of Operations........................................... F-4

Statements of Stockholders' Equity................................. F-5

Statements of Cash Flows........................................... F-9

Notes to Financial Statements......................................F-10

                          Independent Auditors' Report

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from October 22, 1986 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, and for the period from October 22, 1986 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                              KPMG LLP

Salt Lake City, Utah
January 28, 1999

                           NPS PHARMACEUTICALS, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                                    December 31,
                                                                                        ---------------------------------
                                  Assets                                                       1998               1997
                                  ------                                                --------------     --------------
Current assets:
  Cash and cash equivalents...........................................................  $   23,615,225     $   36,103,533
  Marketable investment securities (note 3)...........................................      19,829,253         21,838,568
  Accounts receivable.................................................................         100,000            391,667
  Prepaid expenses....................................................................         156,250            281,250
                                                                                        --------------     --------------

     Total current assets.............................................................     43,700,728         58,615,018
                                                                                        --------------     --------------

Plant and equipment (note 4):
  Equipment...........................................................................       6,325,455          4,965,521
  Leasehold improvements..............................................................       2,885,400          2,738,432
                                                                                        --------------     --------------
                                                                                             9,210,855          7,703,953
  Less accumulated depreciation and amortization......................................       4,804,228          3,687,915
                                                                                        --------------     --------------
     Net plant and equipment..........................................................       4,406,627          4,016,038
Other assets, at cost.................................................................           3,267              3,267
                                                                                        --------------     --------------
                                                                                        $   48,110,622     $   62,634,323
                                                                                        ==============     ==============
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
  Current installments of obligations under capital leases (note 4)...................  $       26,291     $       35,764
  Current installments on long-term debt (note 5).....................................           8,567            291,098
  Accounts payable....................................................................       1,872,610            999,476
  Accrued expenses....................................................................         350,853            340,172
  Deferred income (note 2)............................................................         675,000            583,333
                                                                                        --------------     --------------

     Total current liabilities........................................................       2,933,321          2,249,843

Obligations under capital leases, excluding current installments (note 4).............          31,517             56,908
Long-term debt, excluding current installments (note 5)...............................             ---              8,436
                                                                                        --------------     --------------

     Total liabilities................................................................       2,964,838          2,315,187
                                                                                        --------------     --------------
Commitments and contingencies (notes 2 and 4)
Stockholders' equity (notes 6 and 7):
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares; none issued and.....             ---                ---
     outstanding
  Common stock, $.001 par value.  Authorized 20,000,000 shares; issued and outstanding 12,586,336 shares at December 31, 1998, and 12,208,576 at
     December 31, 1997................................................................          12,586             12,209
  Accumulated other comprehensive income - net unrealized gain on marketable
     investment securities............................................................         110,352                ---
  Additional paid-in capital..........................................................      88,291,872         86,413,846
  Deficit accumulated during development stage........................................     (43,269,026)       (26,106,919)
                                                                                        --------------     --------------

     Net stockholders' equity.........................................................      45,145,784         60,319,136
                                                                                        --------------     --------------
                                                                                        $   48,110,622     $   62,634,323
                                                                                        ==============     ==============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                                          October 22,
                                                                                                              1986
                                                                                                          (inception)
                                                                                                            through
                                                               Year ended December 31,                    December 31,
                                              ------------------------------------------------------     --------------
                                                    1998                1997               1996               1998
                                              ---------------     ---------------     --------------     --------------

Revenues from research and license
 agreements................................. $      3,568,333    $      5,841,667    $    20,342,330    $    52,068,179

Operating expenses:
  Research and development..................       17,856,501          15,089,746         11,326,044         74,632,481
  General and administrative................        5,546,092           5,586,837          5,111,651         29,033,025
                                              ---------------     ---------------     --------------     --------------

     Total operating expenses...............       23,402,593          20,676,583         16,437,695        103,665,506
                                              ---------------     ---------------     --------------     --------------

     Operating income (loss)................      (19,834,260)        (14,834,916)         3,904,635        (51,597,327)

Other income (expense):
  Interest income...........................        2,365,214           3,257,571          2,690,568          9,893,617
  Gain on sale of marketable investment
    securities..............................          323,420             118,686                ---            118,686
  Interest expense..........................          (16,481)            (67,917)          (141,705)          (701,816)
  Other.....................................              ---                 ---              1,189             35,579
                                              ---------------     ---------------     --------------     --------------

     Total other income.....................        2,672,153           3,308,340          2,550,052          9,346,066
                                              ---------------     ---------------     --------------     --------------

     Income (loss) before income tax
      expense...............................      (17,162,107)        (11,526,576)         6,454,687        (42,251,261)

Income tax expense (note 8).................              ---             167,765            350,000          1,017,765
                                              ---------------     ---------------     --------------     --------------

  Net income (loss)......................... $    (17,162,107)   $    (11,694,341)   $     6,104,687    $   (43,269,026)
                                              ===============     ===============     ==============     ==============

Net income (loss) per common and common
 equivalent share (note 1):

     Basic..................................           $(1.39)              $(.98)              $.59
     Diluted................................           $(1.39)              $(.98)              $.55
                                              ===============     ===============     ==============

Weighted average common and
 common-equivalent
  shares outstanding during the year
   (note 1):
     Basic..................................       12,337,200          11,956,396         10,335,298
     Diluted................................       12,337,200          11,956,396         11,086,000
                                              ===============     ===============     ==============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

            October 22, 1986 (inception) through December 31, 1998

                                                                                                              Accum-
                                                                                                Deficit      ulated
                                                                                              accumulated     other
                                               Compre-               Additional   Deferred      during       compre-       Net
                                 Preferred     hensive     Common     paid-in      compen-    development    hensive   stockholders'
                                   stock       income      stock      capital      sation        stage       income       equity
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1985     $            $            $          $            $           $             $          $
Issuance of 1,125,000 shares
   of common stock for cash
   and equipment valued at
   fair value upon
   incorporation at
   October 22, 1986.............      ---         ---       1,125     13,875           ---             ---        ---       15,000

Net loss........................      ---         ---         ---        ---           ---         (12,477)       ---      (12,477)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1986           ---         ---       1,125     13,875           ---         (12,477)       ---        2,523
Repurchase of 375,000 shares
   of common stock..............      ---         ---        (375)    (4,625)          ---             ---        ---       (5,000)
Issuance of 82,500 shares of
   common stock for services....      ---         ---          83      1,017           ---             ---        ---        1,100

Net income......................      ---         ---         ---        ---           ---         121,274        ---      121,274
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

Balances, December 31, 1987.....      ---         ---         883     10,267           ---         108,797        ---      119,897
Issuance of 55,556 shares of
   preferred stock for cash.....    5,556         ---         ---    294,446           ---             ---        ---      300,002
Issuance of 11,448 shares of
   common stock for cash
   under option plan............      ---         ---          11      1,516           ---             ---        ---        1,527
Issuance of 97,500 shares of
   common stock for services
   under option plan............      ---         ---          98     32,402           ---             ---        ---       32,500

Net loss........................      ---         ---         ---        ---           ---        (105,643)       ---     (105,643)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1988.....    5,556         ---         942    338,631           ---           3,154        ---      348,283
Issuance of 37,037 shares of
   preferred stock for cash.....    3,704         ---         ---    336,296           ---             ---        ---      340,000
Issuance of 7,500 shares of
   common stock for services....
   under option plan............      ---         ---           7      2,493           ---             ---        ---        2,500

Net loss........................      ---         ---         ---        ---           ---          (5,025)       ---       (5,025)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1989.....    9,260         ---         949    677,420           ---          (1,871)       ---      685,758
Issuance of 37,037 shares of
   preferred stock for cash.....    3,703         ---         ---    336,297           ---             ---        ---      340,000
Issuance of 2,475 shares of
   common stock for cash under
   the option plan..............      ---         ---           2        898           ---             ---        ---          900

Net loss........................      ---         ---         ---        ---           ---        (212,976)       ---     (212,976)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998

                                                                                                              Accum-
                                                                                                Deficit      ulated
                                                                                              accumulated     other
                                               Compre-               Additional   Deferred      during       compre-       Net
                                 Preferred     hensive     Common     paid-in      compen-    development    hensive   stockholders'
                                   stock       income      stock      capital      sation        stage       income       equity
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
                                $            $            $          $            $           $             $          $

Balances, December 31, 1990...     12,963            ---      951    1,014,615          ---      (214,847)       ---        813,682
Issuance of 4,500 shares of
   common stock for cash
   under the option plan......        ---            ---        5        2,245          ---           ---        ---          2,250

Net loss......................        ---            ---      ---          ---          ---      (462,054)       ---       (462,054)

                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1991...     12,963            ---      956    1,016,860          ---      (676,901)       ---        353,878
Issuance of 3,675 shares of
   common stock for cash
   under the option plan......        ---            ---        4        2,221          ---           ---        ---          2,225
Issuance of 230,334 shares of
   common stock upon
   conversion of 129,630
   shares of preferred stock..    (12,963)           ---      230       12,733          ---           ---        ---            ---
Repurchase and cancellation
   of 83,334 shares of common
   stock for cash.............        ---            ---      (83)    (299,917)         ---           ---        ---       (300,000)

Issuance of 781,250 shares of
   preferred stock for cash,
   net of offering costs......        781            ---      ---    4,937,462          ---           ---        ---      4,938,243
Issuance of 678,573 shares of
   preferred stock for cash,
   net of offering costs......        679            ---      ---    4,693,794          ---           ---        ---      4,694,473
Issuance of 101,452 shares of
   common stock for services
   related to preferred
   stock offering.............        ---            ---      101         (101)         ---           ---        ---            ---

Net loss......................        ---            ---      ---          ---          ---    (2,607,359)       ---     (2,607,359)

                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1992...      1,460            ---    1,208   10,363,052          ---    (3,284,260)       ---      7,081,460
Issuance of 37,524 shares of
   common stock for cash
   under the option plan......        ---            ---       38       25,545          ---           ---        ---         25,583
Issuance of 583,334 shares of
   preferred stock for cash,
   net of offering costs......        583            ---      ---    6,968,115          ---           ---       ---      6,968,698
Issuance of 6,050 shares of
   preferred stock for
   services...................          6            ---      ---       72,594          ---           ---       ---         72,600
Deferred compensation related
   to grant of stock options,
   net of current year
   expense....................        ---            ---      ---      766,500     (745,458)          ---       ---         21,042

Net loss......................        ---            ---      ---          ---          ---    (7,158,581)      ---     (7,158,581)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998

                                                                                                              Accum-
                                                                                                Deficit      ulated
                                                                                              accumulated     other
                                               Compre-               Additional   Deferred      during       compre-       Net
                                 Preferred     hensive     Common     paid-in      compen-    development    hensive   stockholders'
                                   stock       income      stock      capital      sation        stage       income       equity
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
                                $            $            $          $            $           $             $          $

Balances, December 31, 1993...      2,049           ---     1,246    18,195,806    (745,458)  (10,442,841)        ---    7,010,802
Issuance of 3,475,666 shares
   of common stock upon
   conversion of 2,049,207
   shares of preferred stock..     (2,049)          ---     3,475        (1,426)        ---           ---         ---          ---
Issuance of 2,000,000 shares
   of common stock for cash,
   net of offering costs......        ---           ---     2,000     9,530,252         ---           ---         ---    9,532,252
Issuance of 20,000 shares of
   common stock for services..        ---           ---        20        95,958         ---           ---         ---       95,978
Issuance of 46,118 shares of
   common stock for cash and
   options for 432 shares
   under option plans.........        ---           ---        46        26,477         ---           ---         ---       26,523
Amortization of deferred
   compensation...............        ---           ---       ---           ---     255,500           ---         ---      255,500

Net loss......................        ---           ---       ---           ---         ---    (6,756,333)        ---   (6,756,333)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

Balances, December 31, 1994...        ---           ---     6,787    27,847,067    (489,958)  (17,199,174)        ---   10,164,722
Issuance of 242,385 shares of
   common stock for cash and
   options for 14,816 shares
   under option plans.........        ---           ---       243       100,378         ---           ---         ---      100,621
Issuance of 39,771 shares of
   common stock for cash
   under employee purchase
   plan.......................        ---           ---        40       109,827         ---           ---         ---      109,867
Issuance of 3,287 shares of
   common stock for services..        ---           ---         3         9,858         ---           ---         ---        9,861
Amortization of deferred
   compensation...............        ---           ---       ---           ---     255,500           ---         ---      255,500

Net loss......................        ---           ---       ---           ---         ---    (3,318,091)        ---   (3,318,091)
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

Balances, December 31, 1995...        ---           ---     7,073    28,067,130    (234,458)  (20,517,265)        ---    7,322,480
Issuance of 1,000,000 shares
   of common stock for cash
   (note 2)...................        ---           ---     1,000     7,499,000         ---           ---         ---    7,500,000
Issuance of 3,450,000 shares
   of common stock for cash,
   net of offering costs......        ---           ---     3,450    47,909,132         ---           ---         ---   47,912,582
Issuance of 223,940 shares of
   common stock for cash and
   options for 5,746 shares
   under option plans.........        ---           ---       223       220,726         ---           ---         ---      220,949
Issuance of 24,814 shares of
   common stock for services
   under option plans.........        ---           ---        25       333,890         ---           ---         ---      333,915
Issuance of 18,147 shares of
   common stock for cash under
   employee purchase plan.....        ---           ---        18       110,423         ---           ---         ---      110,441

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998

                                                                                                              Accum-
                                                                                                Deficit      ulated
                                                                                              accumulated     other
                                               Compre-               Additional   Deferred      during       compre-       Net
                                 Preferred     hensive     Common     paid-in      compen-    development    hensive   stockholders'
                                   stock       income      stock      capital      sation        stage       income       equity
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
                                $            $            $          $            $           $             $          $

Issuance of 17,519 shares of
   common stock for warrants
   for 2,731 shares upon.....
   exercise of warrants.......         ---          ---         18           (18)       ---            ---        ---           ---
Consulting expense related
   to the grant of stock
   options for services
   rendered (note 6)..........         ---          ---        ---       130,000        ---            ---        ---       130,000
Amortization of deferred
   compensation...............         ---          ---        ---           ---    234,458            ---        ---       234,458

Net income....................         ---          ---        ---           ---        ---      6,104,687        ---     6,104,687
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------
Balances, December 31, 1996...         ---          ---     11,807    84,270,283        ---    (14,412,578)       ---    69,869,512
Issuance of 160,000 shares of
   common stock for cash
   (note 2)...................         ---          ---        160     1,553,840        ---            ---        ---     1,554,000
Issuance of 211,554 shares of
   common stock for cash and
   11,864 shares under option
   plans......................         ---          ---        211       301,868        ---            ---        ---       302,079
Issuance of 11,200 shares of
   common stock for services
   under option plans.........         ---          ---         11       128,089        ---            ---        ---       128,100
Issuance of 20,343 shares of
   common stock for cash under
   employee purchase plan.....         ---          ---         20       159,766        ---            ---        ---       159,786

Net loss......................         ---          ---        ---           ---        ---    (11,694,341)       ---   (11,694,341)

                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

Balances, December 31, 1997...         ---          ---     12,209    86,413,846        ---    (26,106,919)       ---    60,319,136
Issuance of 204,000 shares of
   common stock for cash
   (note 2)...................         ---          ---        204     1,299,072        ---            ---        ---     1,299,276
Issuance of 124,252 shares of
   common stock for cash
   under option plans.........         ---          ---        124       242,504        ---            ---        ---       242,628
Issuance of 16,097 shares of
   common stock for services
   under option plans.........         ---          ---         17       121,133        ---            ---        ---       121,150
Issuance of 31,669 shares of
   common stock for cash under
   employee purchase plan.....         ---          ---         32       215,317        ---            ---        ---       215,349

Net loss......................         ---  (17,162,107)       ---           ---        ---    (17,162,107)       ---   (17,162,107)

Unrealized gains on marketable
   investment securities......         ---      110,352        ---           ---        ---            ---    110,352       110,352

Comprehensive Income..........         ---  (17,051,755)       ---           ---        ---            ---        ---           ---
                                 ---------   ----------   --------   ----------   ---------   -----------   ---------  ------------

Balances, December 31, 1998...         ---                $ 12,586   $88,291,872  $     ---   $(43,269,026)  $110,352  $ 45,145,784
                                 =========   ==========   ========   ===========  =========    ===========   ========  ============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                          10/22/86
                                                            Years ended December 31,                    (inception)
                                          -------------------------------------------------------         through
                                                   1998               1997              1996             12/31/98
                                          -------------------------------------------------------     ---------------
Cash flows from operating activities:
   Net income (loss).......................   $  (17,162,107)    $  (11,694,341)    $   6,104,687        (43,269,026)
   Adjustments to reconcile net income.....
      (loss) to net cash (provided by)
      used in operating activities:
         Depreciation and amortization.....        1,116,313          1,210,250           903,213          5,512,804
         Gain on sale of equipment.........              ---                ---            (1,189)           (29,909)
         Issuance of common and preferred
         stock in lieu of cash for services          121,150            128,100           333,915            927,704
         Amortization of deferred
         compensation......................              ---                ---           234,458            766,500
         Decrease (increase) in operating
         assets:
           Accounts receivable.............          291,667             23,541          (392,208)          (100,000)
           Prepaid expenses................          125,000           (281,250)              ---           (156,250)
           Other assets....................              ---                ---            38,887             (6,867)
         Increase (decrease) in operating
         liabilities:
           Accounts payable and accrued
           expenses........................          883,815            448,851          (285,381)         2,223,463
           Deferred income.................           91,667             83,333           (87,500)           675,000
           Income tax payable..............              ---           (150,000)          150,000                ---
                                              --------------     --------------     -------------     --------------
               Net cash provided by (used
               in) operating activities....      (14,532,495)       (10,231,516)        6,998,882        (33,456,581)
                                              --------------     --------------     -------------     --------------
Cash flows from investing activities:
   Net sale (purchase) of marketable
   investment securities...................        2,119,667        (21,838,568)              ---        (19,718,901)
   Acquisition of equipment and leasehold
   improvements............................       (1,506,902)        (2,369,428)       (1,350,974)        (9,286,430)
   Proceeds from sale of equipment.........              ---                ---            27,137          1,075,621
                                              --------------     --------------     -------------     --------------
            Net cash provided by (used in)
            investing activities...........          612,765        (24,207,996)       (1,323,837)       (27,929,710)
                                              --------------     --------------     -------------     --------------
Cash flows from financing activities:
   Proceeds from note payable to bank......              ---                ---               ---            123,855
   Proceeds from issuance of preferred stock             ---                ---               ---         17,581,416
   Proceeds from issuance of common stock..        1,757,253          2,015,865        55,743,972         69,328,838
   Proceeds from long-term debt............              ---                ---               ---          1,166,434
   Principal payments on note payable to bank            ---                ---               ---           (123,855)
   Principal payments under capital lease
      obligations..........................          (34,864)           (65,117)         (440,605)        (1,420,001)
   Principal payments on long-term debt....         (290,967)          (369,467)         (356,273)        (1,355,171)
   Repurchase of preferred stock...........              ---                ---               ---           (300,000)
                                              --------------     --------------     -------------     --------------
            Net cash provided by financing
            activities.....................        1,431,422          1,581,281        54,947,094         85,001,516
                                              --------------     --------------     -------------     --------------
Net increase (decrease) in cash and cash
   equivalents.............................      (12,488,308)       (32,858,231)       60,622,139         23,615,225
Cash and cash equivalents at beginning of
   period..................................       36,103,533         68,961,764         8,339,625                ---
                                              --------------     --------------     -------------     --------------
Cash and cash equivalents at end of period.   $   23,615,225     $   36,103,533     $  68,961,764     $   23,615,225
                                              ==============     ==============     =============     ==============
Supplemental Disclosures of
---------------------------
   Cash Flow Information
   ---------------------
Cash paid for interest.....................   $       16,481     $       67,917     $     141,705     $      701,816
Cash paid for taxes........................              ---            317,765           200,000            887,765
Supplemental Schedule of Noncash
--------------------------------
   Investing and Financing Activities
   ----------------------------------
Acquisition of equipment through
   incurrence of capital lease
   obligations.............................   $          ---     $       77,155     $      32,248     $    1,477,809
Acquisition of leasehold improvements
   through incurrence
   of debt.................................              ---                ---               ---            197,304
Issuance of preferred stock for stock
   subscription receivable.................              ---                ---               ---          4,000,000
Accrual of deferred offering costs.........              ---                ---               ---            150,000
Unrealized gain on marketable investment
   securities..............................          110,352                ---               ---            110,352

                See accompanying notes to financial statements

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996, 1997, and 1998

(1)  Organization and Summary of Significant Accounting Policies

     NPS Pharmaceuticals, Inc. (the "Company"), a development stage enterprise, is engaged in the discovery and commercial development of novel pharmaceutical products, primarily small molecule drugs that target cell surface receptors and ion channels. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its financial statements:

     (a)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of $21,533,494 and $31,100,862 at December 31, 1998 and 1997,
     respectively. At December 31, 1998 and 1997, the book value of cash equivalents approximates fair value.

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

          SFAS 128 establishes a different method of computing net income (loss) per common and common-equivalent share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128 requires the presentation of basic and diluted income (loss) per share. Basic is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

     shares outstanding during the period. Prior periods have been restated for presentation in accordance with SFAS 128.

       In calculating income (loss) per common and common-equivalent share the net income (loss) was the same for both the basic and diluted calculation. Additionally, the weighted average common and common-equivalent shares outstanding for purposes of calculating income (loss) per share were the same for all years presented except 1996. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 1996:

                Basic (weighted average common shares outstanding during the year).     10,335,298
                Weighted average common stock options outstanding during the year..        750,702
                                                                                     -------------
                Diluted.............................................................    11,086,000
                                                                                     =============

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

     (f)  Stock-Based Compensation

       The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

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

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

     recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis.

     (i)  Reclassifications

     Certain amounts in 1997 and 1996 have been reclassified to conform with the 1998 presentation.

(2)  Collaborative and License Agreements

     The Company is pursuing product development both on an independent basis and in collaboration with others. Following is a description of significant current collaborations and license agreements:

     (a)  Amgen Inc.

          Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. ("Amgen") to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company.

     (b)  Kirin Brewery Company, Limited

          Effective June 30, 1995, NPS entered into a five year agreement with the pharmaceutical division of Kirin Brewery Company, Limited (a Japanese company), to develop and commercialize compounds for the treatment hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. Additionally, at December 31, 1998 the Company has deferred income of approximately $250,000 related to its research agreement with Kirin. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing NPS's parathyroid calcium receptor technology.

          The Company recognized $1.0 million, $1.5 million, and $2.0 million in research support as revenue in 1998, 1997, and 1996, respectively. Additionally, the Company recognized as revenue a $2.0 million milestone payment related to this agreement during 1996 and a $2 million milestone payment during 1997. No milestone payments were received in 1998.

     (c)  SmithKline Beecham Corporation

          Effective November 1, 1993, the Company entered into the SmithKline Beecham Agreement ("SB Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The SB Agreement established a three year research collaboration between the parties, which has been extended through October 2000. As part of

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

     extending this agreement SmithKline Beecham purchased 364,000 shares of the Company's common stock and agreed to purchase up to 249,000 additional shares and to pay research support payments of approximately $437,500 per quarter through October 2000 unless the agreement is terminated earlier. Under the SB Agreement, the Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the SB Agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

          Under the SB Agreement, the Company has recognized research and licensing revenue of $2.2 million, $1.9 million, and $2.7 million in 1998, 1997, and 1996, respectively. Additionally, at December 31, 1998 the Company has deferred income of approximately $425,000 related to its research agreement with SmithKline Beecham. During 1996, the Company achieved its first milestone under the agreement and received a corresponding $3.0 million milestone payment that was recognized as revenue. The Company is also entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company will receive royalties on sales of such compounds by SmithKline Beecham and a share of the profits from co-promoted products.

          SmithKline Beecham and S.R. One, Limited, an affiliate of SmithKline Beecham, are equity investors in the Company.

     (d)  In-license Agreements

          The Company has entered into certain sponsored research and license agreements that require the Company to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 1998, 1997, and 1996, the Company paid to these institutions $1.5 million, $1.2 million, and $779,417, respectively, in sponsored research payments and license fees. As of December 31, 1998, the Company had a total commitment of approximately $2.1 million for future research support payments.

     (e) Small Business Innovation Research Grants

         The Company recognized revenue of $15,768 during 1996 under the terms of a Small Business Innovation Research grant from the federal government. No such revenues were earned or recognized in 1998 or 1997.

         Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensees) under the above described collaborative and license agreements, the success of the programs, as explained above, is dependent upon the efforts of the Licensees. Each of the above agreements may be terminated early. If any of the Licensees terminates the above agreements, such termination may have a material adverse effect on the Company's operation.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


(3)  Marketable Investment Securities

  The amortized cost gross, unrealized holding gains and losses, and fair value of securities by major type and class at December 31, 1998 are summarized as follows:

                                                    Gross         Gross
                                                 unrealized    unrealized
                                    Amortized     holding       holding
                                      cost         gains         losses      Fair value
                                 -------------   -----------   -----------   ----------
          Treasury.............  $   7,591,077        54,088           ---    7,645,166
          Corporate............      9,174,994        35,054           ---    9,210,048
          Commercial Paper.....      2,952,829        21,210           ---    2,974,039
                                 -------------   -----------   -----------   ----------
                                 $  19,718,900       110,352           ---   19,829,253
                                 =============   ===========   ===========   ==========

       Maturities of Investment Securities are as follows at December 31, 1998:

                                                         Fair value
                                                      -------------
          Due within one year......................   $   5,351,040
          Due after one year through five years....      12,360,949
          Due between five and ten years...........       2,117,264
                                                      -------------
                                                      $  19,829,253
                                                      =============

       For the year ended December 31, 1998 purchases and sales of marketable investment securities were $202.7 million and $172.0 million, respectively.

       The fair value for securities by major type and class at December 31, 1997 are summarized as follows:

                                                        Fair value
                                                     -------------
          U.S. Government Securities                 $  15,100,192
          Foreign bank certificates of deposit           2,026,698
          Asset backed securities                        1,004,606
          Federal agency obligations                     1,667,346
          Corporate notes                                1,025,802
          Certificates of deposit                        1,013,924
                                                     -------------
                                                     $  21,838,568
                                                     =============

       Gross unrealized holding gains and losses at December 31, 1997 were not material.

(4)  Leases

     The Company is obligated under capital leases for equipment that expire at various dates during the next four years. The Company also has a noncancelable operating lease for office and laboratory space that expires in September 2004. Rental expense for this operating lease was $671,809, $530,953, and $525,919 for 1998, 1997,

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


and 1996, respectively. The present value of future minimum lease payments on capital leases and future lease payments under the noncancelable operating lease as of December 31, 1998 are:

                                                                 Capital       Operating
            Year ending December 31:                             leases         lease
                                                              ----------    ------------
               1999........................................   $   26,291         569,277
               2000........................................       18,002         603,023
               2001........................................        9,540         619,607
               2002........................................        3,975         636,646
               2003........................................          ---         654,154
               Thereafter..................................          ---         500,665
                                                               ----------   ------------
                   Present value of minimum capital lease
                         payments and total minimum operating
                         lease payments....................       57,808    $  3,583,372
                                                                            ============
           Less, current installments of obligations
                under capital leases                              26,291             ---
                Obligations under capital leases,             ----------
                     excluding current installments........   $   31,517             ---
                                                              ==========

  At December 31, 1998, there is no interest being charged on capital leases. At December 31, 1998 and 1997, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                                    1998              1997
                                              -------------     -------------
          Equipment.........................  $   1,322,102     $   1,322,102
          Less accumulated amortization.....     (1,241,549)       (1,153,016
                                              -------------     -------------
          Net equipment.....................  $      80,553     $     169,086
                                              =============     =============

(5)  Long-term Debt

  Long-term debt at December 31, 1998 and 1997, consists of the following notes payable to a financial institution:

                                                                                  1998         1997
                                                                               --------    ----------
          10% to 16% notes payable in monthly installments of
             $36,824 including interest, due June 1, 1998 through June 1,
             1999; secured by certain equipment and leasehold
             improvements....................................................  $  8,567    $  299,534
          Less current installments..........................................     8,567       291,098
                                                                               --------    ----------
                   Long-term debt, excluding current installments............  $    ---    $    8,436
                                                                               ========    ==========

  In connection with these notes payable, the Company granted the financial institution in 1995 a warrant to purchase 32,542 shares of common stock at $3.69 per share. The warrant expires in June 2002.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


(6)  Capital Stock

     In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right ("Right") as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2001. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 1998, the Rights were not exercisable.


(7)  Stock-Based Compensation Plans

     As of December 31, 1998, the Company has four stock option plans: the 1987 Stock Option Plan (the "1987 Plan"), the 1994 Equity Incentive Plan (the "1994 Plan"), the 1994 NonEmployee Directors' Stock Option Plan (the "Directors' Plan"), and the 1998 Stock Option Plan (the "1998 Plan"). An aggregate of 4,220,000 shares are authorized for issuance under the three plans.

     As of December 31, 1998, there are no shares reserved for future grant under the 1987 Plan, there are 190,671 shares reserved for future grant under the 1994 Plan, there are 35,530 shares reserved for future grant under the Directors' Plan, and there are 542,500 shares reserved for future grant under the 1998 Plan. Under the Company's 1994 Plan and the 1998 Plan, the exercise price of options granted is not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

     Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted on December 1 of each year of service. The exercise price of options granted is the fair market value on the date of grant.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

  A summary of activity related to aggregate options under all three plans is indicated in the following table:

                                                            Years ended December 31,
                                   ------------------------------------------------------------------------
                                              1998                    1997                    1996
                                   ------------------------- ----------------------- -----------------------
                                                  Weighted-               Weighted-               Weighted-
                                       Number      average     Number      average     Number      average
                                         of       exercise       of       exercise       of       exercise
                                       shares       price      shares       price      shares       price
                                   -------------  ----------  ----------  ----------  ----------  ----------
Options outstanding at the
  beginning of the year............   2,057,776      $ 7.04   1,822,969       $5.68   1,530,924      $ 3.16
Options granted....................     531,097        6.71     500,950        9.91     578,564       10.95
                                      ---------              ----------               ---------
                                      2,588,873               2,323,919               2,109,488
                                      ---------              ----------               ---------
Options exercised..................     140,349        2.81     234,618        2.33     254,500        2.51
Options canceled...................     142,870       10.17      31,525        9.09      32,019        5.50
                                      ---------              ----------               ---------
                                        283,219                 266,143                 286,519
                                      ---------              ----------               ---------
Options outstanding at the end
  of the year......................   2,305,654      $ 7.01   2,057,776       $7.04   1,822,969      $ 5.68
                                      =========               =========               =========
Options exercisable at the end
  of the year......................   1,362,536      $ 6.20   1,111,378       $4.59     952,782      $ 2.61
Weighted-average fair value of
  options granted during the
   year (see below for method of
   estimating fair value)..........                  $ 3.95                   $5.65                  $ 7.10

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                    Options Outstanding                         Options Exercisable
                                     -------------------------------------------------
                                                         Weighted-
                                                          Average
                                                         Remaining        Weighted-       Exercisable          Weighted-
             Range of                  Outstanding      Contractual        Average             as               Averag
          Excercise Prices           as of 12/31/98        Life        Exercise Price     of 12/31/98       Exercise Price
    ----------------------------   -----------------   ------------   ----------------   ---------------   ---------------
$       0.00            1.66             166,768           3.1               $ 0.71           166,768           $ 0.71
        1.67            3.33             432,679           5.3                 2.43           432,679             2.43
        3.34            4.99              25,750           5.4                 4.00            25,750             3.96
        5.00            6.65             471,250           9.9                 6.62               ---              ---
        6.66            8.31             318,277           7.2                 8.13           274,527             8.25
        8.32            9.98             404,000           8.8                 9.73           120,920             9.71
        9.99           11.64             381,430           7.7                10.20           254,167            10.20
       11.65            13.3              79,500           7.5                12.66            62,280            12.75
        13.4           14.96              24,500           7.5                13.51            24,170            13.50
       14.97           16.63               1,500           7.3                16.63             1,275            16.63
                                     -----------                                          -----------
                                       2,305,654           7.5               $ 7.01         1,362,536           $ 6.20
                                     ===========                                           ===========

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced or, increased, respectively, to the following pro forma amounts:

                                                  1998             1997           1996
                                          -----------------  ---------------  ------------
            Net income (loss):
              As reported.................    $(17,162,107)    $(11,694,341)    $6,104,687
              Pro Forma...................    $(19,866,974)    $(13,793,637)    $5,189,411
            Net income (loss) per share
              As reported:
                 Basic....................    $      (1.39)    $      (0.98)    $     0.59
                 Diluted..................    $      (1.39)    $      (0.98)    $     0.55
              Pro Forma:
                 Basic....................    $      (1.61)    $      (1.15)    $     0.50
                 Diluted..................    $      (1.61)    $      (1.15)    $     0.47

  Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk free interest rates of 5.0 percent, 6.0 percent, and 6.2 percent; expected dividend yields of 0 percent; expected lives of 5 years; and expected volatility of 65 percent for 1998, 60 percent for 1997, and 80 percent for 1996.

  In 1996, the Company granted 20,000 options to purchase common stock to nonemployees under the 1994 Plan. These options have been recorded as a general and administrative expense at their estimated fair value of $130,000, as determined by SFAS No. 123.

  The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at 85 percent of the current market price on the date of purchase. The Company has authorized 160,000 shares for purchase by employees. Employees purchased 31,669 and 20,343 shares under the Purchase Plan in the years ended December 31, 1998 and 1997, respectively, and 50,070 shares remain available for future purchase. Because the discount allowed to employees under the Purchase Plan approximates the Company's cost to issue equity instruments, this plan is not deemed to be compensatory and, therefore is excluded from the pro forma net income (loss) shown above.

  The Company has granted options to acquire 160,000 shares of the Company's common stock to Company officers contingent upon the accomplishment of certain events.


(8)  Income Taxes

  The Company has no income tax expense for the year ended December 31, 1998 and income tax expense of $167,765 and $350,000 for the years ended December 31, 1997 and 1996, respectively, consisting of current foreign taxes and alternative minimum taxes.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net income (loss) before income taxes as a result of the following:

                                                               1998              1997              1996
                                                         -------------     -------------     -------------
Computed expected tax expense (benefit)...............  $   (5,835,116)   $   (3,919,036)   $    2,194,594
Change in the beginning-of-the-year balance of the
  valuation allowance for deferred tax assets
   allocated to income tax expense....................       7,131,000         4,870,061        (1,867,473)
Research credits......................................        (683,300)         (558,200)         (237,600)
Foreign taxes net of federal income tax effect........             ---           132,000           132,000
State taxes net of federal income tax effect..........        (566,300)         (380,300)          213,000
Alternative minimum tax...............................             ---               ---           112,000
Other.................................................         (46,284)           23,240          (196,521)
                                                         -------------     -------------     -------------
                                                        $          ---    $      167,765    $      350,000
                                                         =============     =============     =============


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                1998             1997
                                                          -------------  ------------------
Deferred tax assets:
  Deferred revenue.....................................  $      252,000   $      218,000
  Equipment and leasehold improvements,
     principally due to differences in depreciation....         215,000          248,000
  Net operating loss carryforward......................      14,734,000        8,639,000
  Research activities credit carryforward..............       3,107,000        2,072,000
  Minimum tax credit carryforward......................         112,000          112,000
                                                            -----------      -----------
    Total gross deferred tax assets....................      18,420,000       11,289,000
Less valuation allowance...............................      18,420,000       11,289,000
                                                            -----------      -----------
     Net deferred tax assets...........................  $          ---   $          ---
                                                          =============    =============

  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1998 will be allocated as an income tax benefit to be reported in the statement of operations.

  The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was $11.2 million and $5.7 million, respectively. The net change in the Company's total valuation allowance for the years ended December 31, 1998 and 1997, was an increase of $7.2 and $5.5 million, respectively.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


  At December 31, 1998, the Company had net operating loss and research credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                                    Net                   Net
                                 operating          operating loss
                                    loss             carryforward
                               carryforward               for
                                for regular           alternative       Research
                                income tax           minimum tax        credit carry-
                                 purposes              purposes         forward
                              ----------------  --------------------  ------------------
             Expiring
                 2005.........   $    247,000         $     157,000          $       ---
                 2006.........        244,000               334,000                  ---
                 2007.........            ---                   ---               49,000
                 2008.........      2,452,000             2,896,000              334,000
                 2009.........      6,342,000             7,574,000              317,000
                 2010.........      2,928,000             3,051,000              166,000
                 2011.........         58,000                   ---              360,000
                 2012.........     10,890,000            11,700,000              846,000
                 2018.........     16,340,000            17,241,000            1,035,000
                                 ------------         -------------          -----------
                                 $ 39,501,000         $  42,953,000          $ 3,107,000
                                 ============         =============          ===========

  Of the total net operating losses, $2,335,000 is attributable to deductions related to stock options. When the net operating losses are utilized this will result in a credit to paid-in capital of approximately $871,000 instead of a credit to income tax expense.

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


(9)  Employee Benefit Plan

  In October 1990, the Company adopted a tax-qualified employee savings and retirement plan (the "401(k) Plan") covering all of the Company's employees. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed annual limit ($10,000 in 1998) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company has not made any such contributions as of December 31, 1998.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998


(10) Prospective Accounting Pronouncements

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

  In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management does not expect that adoption of SOP 98-1 will have a material impact on the Company's financial position, results of operations, or liquidity.


(11) Operating Segments

          The Company is engaged in the discovery and development of prescription drugs and in its current state of development considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying financial statements.

                                 EXHIBIT INDEX

Exhibit
-------
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

10.36     Stock Purchase Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc.,
          dated November 26, 1997.(9)

10.37     First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS
          Pharmaceuticals, Inc.

23.1      Consent of KPMG LLP, independent auditors.

24.1      Power of Attorney (incorporated in the signature page of this Form 10-K).

27.1      Financial Data Schedule (attached to EDGAR filing only).

------------------------------

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