Form 10-K/A
period 1998-12-31
NPS PHARMACEUTICALS INC
filed 1999-04-15
CIK 890465

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A
                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from ____________________ to ____________________.

                       Commission File Number   0-23272
                                               ---------

                           NPS PHARMACEUTICALS, INC.
            (Exact name of Registrant as specified in its charter)


         Delaware                                        87-0439579
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 420 Chipeta Way, Salt Lake City, Utah                  84108-1256
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K/A incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 26, 1999, which will be filed with the Securities and Exchange Commission.


------------------------------
/1/ Excludes 2,050,457 shares of Common Stock held by directors and officers as of March 1, 1999. The determination of affiliate status is not a conclusive determination for other purposes.

================================================================================

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to the differences include, but are not limited to, those discussed in the Section entitled "Business--Risk Factors," as well as other parts of this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release updates or revisions to these statements.

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


Product Development Programs

     The following chart summarizes the status of our product development programs:

Development Program    Molecular Target           Compound/Status         Commercial Rights
-------------------    ----------------           ---------------         -----------------
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

In-licensing and Product Acquisition

     Periodically, we evaluate alternatives for acquisition of late-stage product opportunities. This evaluation includes the consideration of merger and acquisition candidates and the search for in-licensing or joint venture development candidates. To date, we have not entered into any such arrangement. There can be no assurance that we will be able to negotiate acceptable licenses and/or collaborative agreements in the future or that efforts under any license and/or collaborative agreement will be successful. See "Risk Factors --Difficulty of acquiring rights to external technologies, programs, and development candidates."


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

     Volatile stock price and low demand. We experience lack of attention by securities analysts and imbalance between supply and demand for our stock. We also experience volatility in our stock price. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

     .    fluctuations in our operating results,
     . announcements of technological innovations or new commercial therapeutic products by us or our competitors,
     .    published reports by securities analysts or the lack thereof,
     .    progress with clinical trials,
     .    governmental regulation,
     .    changes in reimbursement policies,
     .    developments in patent or other proprietary rights,
     . publicity, or the lack thereof, concerning the discovery and clinical development activities by our licensees,
     . public concern as to the safety and efficacy of drugs developed by us and our competitors, and
     .    general market conditions.

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


                                    PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq National Market under "NPSP." The following table sets forth the quarterly high and low closing sales prices for NPS common stock for each quarter in the two most recent fiscal years as reported by The Nasdaq National Market:

                                                             High     Low
                                                            -------  ------
 1997
    First Quarter........................................   $12.250  $9.500
    Second Quarter.......................................   $11.000  $8.250
    Third Quarter........................................   $10.750  $8.125
    Fourth Quarter.......................................   $10.063  $7.500
 1998
    First Quarter........................................   $ 8.500  $7.375
    Second Quarter.......................................   $ 8.250  $6.750
    Third Quarter........................................   $ 9.313  $6.375
    Fourth Quarter.......................................   $ 7.938  $5.500


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





                                 ---------------------------------------------------------  October 22, 1986
                                                  Year Ended December 31,                     (inception)
                                 ---------------------------------------------------------      through
                                    1998        1997        1996        1995        1994    December 31, 1998
                                 ----------  ----------  ----------  ----------  ---------  -----------------
                                             (in thousands, except per share data)
Statement of Operations Data:
  Revenues from research and
     license agreements......... $    3,568  $    5,842  $   20,342  $    9,562  $   3,861  $          52,068
Operating expenses:
  Research and development......     17,856      15,090      11,326       8,727      7,765             74,632
  General and administrative....      5,546       5,587       5,111       3,975      3,122             29,033
                                 ----------  ----------  ----------  ----------  ---------  -----------------
     Total operating
       expenses.................     23,402      20,677      16,437      12,702     10,887            103,665
                                 ----------  ----------  ----------  ----------  ---------  -----------------
                                    (19,834)    (14,835)      3,905      (3,140)    (7,026)           (51,597)
     Operating income (loss)....
Other income (expense), net.....      2,672       3,308       2,550         322        270              9,346
                                 ----------  ----------  ----------  ----------  ---------  -----------------
Income (loss) before income
  tax expense...................    (17,162)    (11,527)      6,455      (2,818)    (6,756)           (42,251)
Income tax expense..............        ---         167         350         500        ---              1,018
                                 ----------  ----------  ----------  ----------  ---------  -----------------

Net income (loss)............... $  (17,162) $  (11,694) $    6,105  $   (3,318) $  (6,756) $         (43,269)
                                 ==========  ==========  ==========  ==========  =========  =================
Diluted net income (loss)
  per share (1)................. $    (1.39) $    (0.98) $     0.55  $    (0.48) $   (1.13)
                                 ==========  ==========  ==========  ==========  =========
Diluted weighted average shares
  outstanding (1)...............     12,337      11,956      11,086       6,924      5,977

                                                      December 31,
                                ------------------------------------------------------
                                    1998       1997       1996       1995       1994
                                ------------------------------------------------------
                                                    (in thousands)
Balance Sheet Data:
  Cash, cash equivalents, and
     marketable securities......$ 43,444    $ 57,942   $ 68,962    $  8,340  $  9,323
  Working capital...............  40,767      56,365     67,413       5,832     8,104
  Total assets..................  48,111      62,634     72,160      10,600    12,084
  Long-term portion of capital
     leases and long-term debt..      32          65        327         747       440
  Deficit accumulated during
     development stage.........  (43,269)    (26,107)   (14,413)    (20,517)  (17,199)
  Stockholders' equity.........   45,146      62,634     69,870       7,322    10,165

-----------------
(1) See Note 1 of Notes to Financial Statements for information concerning the computation of net income (loss) per share.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. The securities held in our investment portfolio are subject to interest rate risk. We employ established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements.

ITEM 8.   Financial Statements and Supplementary Data.

     Financial Statements and notes thereto appear on pages F-1 to F-21 of this Form 10-K/A Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in and disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 26, 1999, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein. For information regarding executive officers, See Part I of this Form 10-K/A under the caption "Executive Officers of the Registrant."

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

                                                           Page
                                                          Number
                                                          -------
              Index to Financial Statements.............. F-1
              Report of KPMG LLP, Independent Auditors... F-2
              Balance Sheets............................. F-3
              Statements of Operations................... F-4
              Statements of Stockholders' Equity......... F-5
              Statements of Cash Flows................... F-9
              Notes to Financial Statements.............. F-10

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

10.5 Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement.(1)

10.6 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document.(1)

10.7 Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated October 7, 1992, with related addenda.(1)

10.8 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)

10.9* Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993.(1)
10.10* Patent Agreement Between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993, with related amendment.(1)
10.11* Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993, with related amendment.(1)
10.15* Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995.(3)
10.16* Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995.(7)
10.17* Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996.(7)
10.18    Lease Agreement with GATX dated June 1, 1995, with related addenda.(3)
10.19 Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments.(3)
10.20 Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated January 30, 1989.(1)
10.21 Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5, 1994, as amended.(2)
10.22* Binding Letter of Intent between Amgen Inc. and the Registrant dated December 27, 1995.(4)
10.23* Amendment effective February 7, 1996 to Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc. dated February 19, 1993.(7)
10.24* Amendment effective February 7, 1996 to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993.(7)
10.25* Amendment effective January 29, 1996 to the Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993.(7)
10.26 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996.(5)
10.27 Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the Board of Directors dated December 1996.(5)
10.28 Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996.(5)
10.29 Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1, 1996.(7)
10.30* Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc. dated October 28, 1996.(6)
10.31 1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS Pharmaceuticals, Inc., effective March 1, 1997.(7)
10.32 Research and Development Agreement between Systems Integration Drug Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997.(8)
10.33 Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated October 24, 1997.(9)
10.34 Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated October 27, 1997.(9)
10.35* Amendment to the Collaborative Research and License Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated November 26, 1997.(9)

10.36 Stock Purchase Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated November 26, 1997.(9)
10.37 First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS Pharmaceuticals, Inc.(10)
23.1   Consent of KPMG LLP, independent auditors.
24.1   Power of Attorney (incorporated in the signature page of the Form 10-K).
27.1   Financial Data Schedule (attached to EDGAR filing of the Form 10-K).
--------------------------------------------------------------------------------

 * Confidential Treatment has been granted.
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.
(10) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.

     (b)  Reports on Form 8-K: None

     (c)  See Exhibits listed under Item 14(a)(3).

     (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).



                                  SIGNATURES

     Pursuant to the requirements of the Securities 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12/th/ day of April, 1999.


                                      NPS Pharmaceuticals, Inc.



                                      By:  /s/ James U. Jensen
                                         -------------------------------------
                                                    James U. Jensen
                                           Vice President, Corporate Development
                                                    and Legal Affairs

                         INDEX TO FINANCIAL STATEMENTS



Report of KPMG LLP, Independent Auditors................................ F-2

Balance Sheets.......................................................... F-3

Statements of Operations................................................ F-4

Statements of Stockholders' Equity...................................... F-5

Statements of Cash Flows................................................ F-9

Notes to Financial Statements...........................................F-10

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



                                        KPMG LLP


Salt Lake City, Utah
January 28, 1999

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                                                                                                December 31,
                                                                                      ------------------------------
                                      Assets                                              1998              1997
                                      ------                                          -------------    -------------
Current assets:
  Cash and cash equivalents..........................................................$   23,615,225   $   36,103,533
  Marketable investment securities (note 3)..........................................    19,829,253       21,838,568
  Accounts receivable................................................................       100,000          391,667
  Prepaid expenses...................................................................       156,250          281,250
                                                                                      -------------    -------------

     Total current assets............................................................    43,700,728       58,615,018
                                                                                      -------------    -------------
Plant and equipment (note 4):
  Equipment..........................................................................     6,325,455        4,965,521
  Leasehold improvements.............................................................     2,885,400        2,738,432
                                                                                      -------------    -------------
                                                                                          9,210,855        7,703,953
  Less accumulated depreciation and amortization.....................................     4,804,228        3,687,915
                                                                                      -------------    -------------
    Net plant and equipment..........................................................     4,406,627        4,016,038
Other assets, at cost................................................................         3,267            3,267
                                                                                      -------------    -------------
                                                                                     $   48,110,622   $   62,634,323
                                                                                      =============    =============
                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
  Current installments of obligations under capital leases (note 4)..................$       26,291   $       35,764
  Current installments on long-term debt (note 5)....................................         8,567          291,098
  Accounts payable...................................................................     1,872,610          999,476
  Accrued expenses...................................................................       350,853          340,172
  Deferred income (note 2)...........................................................       675,000          583,333
                                                                                      -------------    -------------

     Total current liabilities.......................................................     2,933,321        2,249,843

Obligations under capital leases, excluding current installments (note 4)............        31,517           56,908
Long-term debt, excluding current installments (note 5)..............................           ---            8,436
                                                                                      -------------    -------------

     Total liabilities...............................................................     2,964,838        2,315,187
                                                                                      -------------    -------------
Commitments and contingencies (notes 2 and 4)
Stockholders' equity (notes 6 and 7):
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares; none issued and
     outstanding.....................................................................           ---              ---
  Common stock, $.001 par value.  Authorized 20,000,000 shares; issued and outstanding 12,586,336 shares at December 31, 1998, and 12,208,576 at
     December 31, 1997...............................................................        12,586           12,209
  Accumulated other comprehensive income - net unrealized gain on marketable
     investment securities...........................................................       110,352              ---
  Additional paid-in capital.........................................................    88,291,872       86,413,846
  Deficit accumulated during development stage.......................................   (43,269,026)     (26,106,919)
                                                                                      -------------    -------------

     Net stockholders' equity........................................................    45,145,784       60,319,136
                                                                                      -------------    -------------
                                                                                     $   48,110,622   $   62,634,323
                                                                                      =============    =============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS


                                                                                                             October 22,
                                                                                                                 1986
                                                                                                             (inception)
                                                                                                               through
                                                                      Year ended December 31,                December 31,
                                                       -------------------------------------------------    -------------
                                                            1998              1997             1996              1998
                                                       --------------    --------------    -------------    -------------
Revenues from research and license agreements........ $     3,568,333   $     5,841,667   $   20,342,330   $   52,068,179

Operating expenses:
  Research and development...........................      17,856,501        15,089,746       11,326,044       74,632,481
  General and administrative.........................       5,546,092         5,586,837        5,111,651       29,033,025
                                                       --------------    --------------    -------------    -------------

     Total operating expenses........................      23,402,593        20,676,583       16,437,695      103,665,506
                                                       --------------    --------------    -------------    -------------

     Operating income (loss).........................     (19,834,260)      (14,834,916)       3,904,635      (51,597,327)

Other income (expense):
  Interest income....................................       2,365,214         3,257,571        2,690,568        9,893,617
  Gain on sale of marketable investment securities...         323,420           118,686              ---          118,686
  Interest expense...................................         (16,481)          (67,917)        (141,705)        (701,816)
  Other..............................................             ---               ---            1,189           35,579
                                                       --------------    --------------    -------------    -------------

     Total other income..............................       2,672,153         3,308,340        2,550,052        9,346,066
                                                       --------------    --------------    -------------    -------------

     Income (loss) before income tax expense.........     (17,162,107)      (11,526,576)       6,454,687      (42,251,261)

Income tax expense (note 8)..........................             ---           167,765          350,000        1,017,765
                                                       --------------    --------------    -------------    -------------

  Net income (loss).................................. $   (17,162,107)  $   (11,694,341)  $    6,104,687   $  (43,269,026)
                                                       ==============    ==============    =============    =============

Net income (loss) per common and common equivalent share (note 1):

     Basic...........................................        $  (1.39)          $  (.98)          $  .59
     Diluted.........................................        $  (1.39)          $  (.98)          $  .55
                                                       ==============    ==============    =============

Weighted average common and common-equivalent shares outstanding during the year (note 1):

     Basic...........................................      12,337,200        11,956,396       10,335,298
     Diluted.........................................      12,337,200        11,956,396       11,086,000
                                                       ==============    ==============    =============


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                      STATEMENTS OF STOCKHOLDERS' EQUITY

            October 22, 1986 (inception) through December 31, 1998

                                                                                                              Accum-
                                                                                               Deficit        ulated
                                                                                              accumulated     other         Net
                                              Compre-                  Additional  Deferred     during        compre-      stock-
                               Preferred      hensive       Common      paid-in     compen-   development     hensive      holders'
                                stock      income (loss)    stock       capital     sation       stage        income       equity
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------
Balances, December 31, 1985. $            $              $            $           $           $             $            $

Issuance of 1,125,000
 shares of common stock for
 cash and equipment valued
 at fair value upon
 incorporation at
 October 22, 1986...........         ---            ---        1,125      13,875         ---           ---          ---      15,000

Net loss....................         ---            ---          ---         ---         ---       (12,477)         ---     (12,477)
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------

Balances, December 31, 1986.         ---            ---        1,125      13,875         ---       (12,477)         ---       2,523
Repurchase of 375,000 shares
  of common stock...........         ---            ---         (375)     (4,625)        ---           ---          ---      (5,000)
Issuance of 82,500 shares
  of common stock for
  services..................         ---            ---           83       1,017         ---           ---          ---       1,100

Net income..................         ---            ---          ---         ---         ---       121,274          ---     121,274
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------

Balances, December 31, 1987.         ---            ---          883      10,267         ---       108,797          ---     119,897
Issuance of 55,556 shares
  of preferred stock for
  cash......................       5,556            ---          ---     294,446         ---           ---          ---     300,002
Issuance of 11,448 shares
  of common stock for cash
  under option plan.........         ---            ---           11       1,516         ---           ---          ---       1,527
Issuance of 97,500 shares
  of common stock for
  services under option
  plan......................         ---            ---           98      32,402         ---           ---          ---      32,500

Net loss....................         ---            ---          ---         ---         ---      (105,643)         ---    (105,643)
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------

Balances, December 31, 1988.       5,556            ---          942     338,631         ---         3,154          ---     348,283
Issuance of 37,037 shares
  of preferred stock for
  cash......................       3,704            ---          ---     336,296         ---           ---          ---     340,000
Issuance of 7,500 shares of
  common stock for
  services under option
  plan......................         ---            ---            7       2,493         ---           ---          ---       2,500

Net loss....................         ---            ---          ---         ---         ---        (5,025)         ---      (5,025)
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------

Balances, December 31, 1989.       9,260            ---          949     677,420         ---        (1,871)         ---     685,758
Issuance of 37,037 shares
  of preferred stock for
  cash......................       3,703            ---          ---     336,297         ---           ---          ---     340,000
Issuance of 2,475 shares of
  common stock for cash
  under the option plan.....         ---            ---            2         898         ---           ---          ---         900

Net loss....................         ---            ---          ---         ---         ---      (212,976)         ---    (212,976)
                             -----------  -------------  -----------  ----------  ----------  ------------  -----------  ----------

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998


                                                                                                             Accum-
                                                                                                 Deficit     ulated
                                                    Compre-                                    accumulated   other
                                                    hensive             Additional   Deferred    during      compre-       Net
                                       Preferred    income    Common     paid-in     compen-   development   hensive  stockholders'
                                         stock      (loss)    stock      capital     sation       stage      income      equity
                                       ---------  ---------  --------  -----------  ---------  -----------  ---------  -----------
                                       $          $          $         $            $          $            $          $
Balances, December 31, 1990...........    12,963        ---       951    1,014,615        ---     (214,847)       ---      813,682
Issuance of 4,500 shares of common
  stock for cash under the option
  plan................................       ---        ---         5        2,245        ---          ---        ---        2,250

Net loss..............................       ---        ---       ---          ---        ---     (462,054)       ---     (462,054)
                                       ---------  ---------  --------  -----------  ---------  -----------  ---------  -----------
Balances, December 31, 1991...........    12,963        ---       956    1,016,860        ---     (676,901)       ---      353,878
Issuance of 3,675 shares of
  common stock for cash under the
  option plan.........................       ---        ---         4        2,221        ---          ---        ---        2,225
Issuance of 230,334 shares
  of common stock upon conversion of
  129,630 shares of preferred stock...   (12,963)       ---       230       12,733        ---          ---        ---          ---
Repurchase and cancellation of 83,334
  shares of common stock for cash.....       ---        ---       (83)    (299,917)       ---          ---        ---     (300,000)
Issuance of 781,250 shares of
  preferred stock for cash, net of
  offering costs......................       781        ---       ---    4,937,462        ---          ---        ---    4,938,243
Issuance of 678,573 shares of preferred
  stock for cash, net of offering
  costs...............................       679        ---       ---    4,693,794        ---          ---        ---    4,694,473
Issuance of 101,452 shares of common
  stock for services related to
  preferred stock offering............       ---        ---       101         (101)       ---          ---        ---          ---

Net loss..............................       ---        ---       ---          ---        ---   (2,607,359)       ---   (2,607,359)
                                       ---------  ---------  --------  -----------  ---------  -----------  ---------  -----------

Balances, December 31, 1992...........     1,460        ---     1,208   10,363,052        ---   (3,284,260)       ---    7,081,460
Issuance of 37,524 shares of common
  stock for cash under the option
  plan................................       ---        ---        38       25,545        ---          ---        ---       25,583
Issuance of 583,334 shares of preferred
  stock for cash, net of offering
  costs...............................       583        ---       ---    6,968,115        ---          ---        ---    6,968,698
Issuance of 6,050 shares of
  preferred stock for services........         6        ---       ---       72,594        ---          ---        ---       72,600
Deferred compensation related to grant
  of stock options, net of current
  year expense........................       ---        ---       ---      766,500   (745,458)         ---        ---       21,042

Net loss..............................       ---        ---       ---          ---        ---   (7,158,581)       ---   (7,158,581)
                                       ---------  ---------  --------  -----------  ---------  -----------  ---------  -----------


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998

                                                                                                             Accum-
                                                                                               Deficit       ulated
                                                  Compre-                                    accumulated     other
                                                  hensive             Additional   Deferred    during        compre-      Net
                                     Preferred    income    Common     paid-in      compen-   development    hensive  stockholders'
                                       stock      (loss)    stock      capital      sation       stage       income      equity
                                     ---------  ---------  --------  ------------  ---------  ------------  ---------  -----------
                                     $          $          $         $             $          $             $          $
Balances, December 31, 1993.........     2,049        ---     1,246    18,195,806   (745,458)  (10,442,841)       ---    7,010,802
Issuance of 3,475,666 shares of
  common stock upon conversion of
  2,049,207 shares of preferred
  stock.............................    (2,049)       ---     3,475        (1,426)       ---           ---        ---          ---
Issuance of 2,000,000
  shares of common stock for cash,
  net of offering costs.............       ---        ---     2,000     9,530,252        ---           ---        ---    9,532,252
Issuance of 20,000 shares
  of common stock for services......       ---        ---        20        95,958        ---           ---        ---       95,978
Issuance of 46,118 shares
  of common stock for cash and
  options for 432 shares under
  option plans......................       ---        ---        46        26,477        ---           ---        ---       26,523
Amortization of deferred compensation      ---        ---       ---           ---    255,500           ---        ---      255,500

Net loss............................       ---        ---       ---           ---        ---    (6,756,333)       ---   (6,756,333)
                                     ---------  ---------  --------  ------------  ---------  ------------  ---------  -----------

Balances, December 31, 1994.........       ---        ---     6,787    27,847,067   (489,958)  (17,199,174)       ---   10,164,722
Issuance of 242,385 shares
  of common stock for cash and
  options for 14,816 shares under
  option plans......................       ---        ---       243       100,378        ---           ---        ---      100,621
Issuance of 39,771 shares
  of common stock for cash under
  employee purchase plan............       ---        ---        40       109,827        ---           ---        ---      109,867
Issuance of 3,287 shares of
  common stock for services.........       ---        ---         3         9,858        ---           ---        ---        9,861
Amortization of deferred
  compensation......................       ---        ---       ---           ---    255,500           ---        ---      255,500

Net loss............................       ---        ---       ---           ---        ---    (3,318,091)       ---   (3,318,091)
                                     ---------  ---------  --------  ------------  ---------  ------------  ---------  -----------

Balances, December 31, 1995.........       ---        ---     7,073    28,067,130   (234,458)  (20,517,265)       ---    7,322,480
Issuance of 1,000,000 shares of
  common stock for cash (note 2)....       ---        ---     1,000     7,499,000        ---           ---        ---    7,500,000
Issuance of 3,450,000 shares of
  common stock for cash, net of
  offering costs....................       ---        ---     3,450    47,909,132        ---           ---        ---   47,912,582
Issuance of 223,940 shares
  of common stock for cash and
  options for 5,746 shares under
  option plans......................       ---        ---       223       220,726        ---           ---        ---      220,949
Issuance of 24,814 shares
  of common stock for services
  under option plans................       ---        ---        25       333,890        ---           ---        ---      333,915
Issuance of 18,147 shares of common
  stock for cash under employee
  purchase plan.....................       ---        ---        18       110,423        ---           ---        ---      110,441

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

            October 22, 1986 (inception) through December 31, 1998


                                                                                                              Accum-
                                                                                                 Deficit      ulated
                                                   Compre-                                     accumulated    other
                                                   hensive             Additional   Deferred     during       compre-      Net
                                    Preferred      income    Common     paid-in      compen-   development    hensive  stockholders'
                                      stock        (loss)    stock      capital      sation       stage       income      equity
                                    ---------    ---------  --------  ------------  ---------  ------------  ---------  -----------
                                    $            $          $         $             $          $             $          $
Issuance of 17,519 shares
  of common stock for warrants
  for 2,731 shares upon exercise
  of warrants.......................      ---          ---        18           (18)       ---           ---        ---          ---
Consulting expense related
  to the grant of stock options
  for services rendered (note 6)....      ---          ---       ---       130,000        ---           ---        ---      130,000
Amortization of deferred
   compensation.....................      ---          ---       ---           ---    234,458           ---        ---      234,458

Net income..........................      ---          ---       ---           ---        ---     6,104,687        ---    6,104,687
                                    ---------    ---------  --------  ------------  ---------  ------------  ---------  -----------

Balances, December 31, 1996.........      ---          ---    11,807    84,270,283        ---   (14,412,578)       ---   69,869,512
Issuance of 160,000 shares
  of common stock for cash (note 2).      ---          ---       160     1,553,840        ---           ---        ---    1,554,000
Issuance of 211,554 shares
  of common stock for cash and
  11,864 shares under option plans..      ---          ---       211       301,868        ---           ---        ---      302,079
Issuance of 11,200 shares
  of common stock for services under
  option plans......................      ---          ---        11       128,089        ---           ---        ---      128,100
Issuance of 20,343 shares
  of common stock for cash under
  employee purchase plan............      ---          ---        20       159,766        ---           ---        ---      159,786

Net loss............................      ---          ---       ---           ---        ---   (11,694,341)       ---  (11,694,341)
                                    ---------    ---------  --------  ------------  ---------  ------------  ---------  -----------

Balances, December 31, 1997.........      ---          ---    12,209    86,413,846        ---   (26,106,919)       ---   60,319,136
Issuance of 204,000 shares
  of common stock for cash (note 2).      ---          ---       204     1,299,072        ---           ---        ---    1,299,276
Issuance of 124,252 shares
  of common stock for cash under
  option plans......................      ---          ---       124       242,504        ---           ---        ---      242,628
Issuance of 16,097 shares
  of common stock for services under
  option plans......................      ---          ---        17       121,133        ---           ---        ---      121,150
Issuance of 31,669 shares
  of common stock for cash under
  employee purchase plan............      ---          ---        32       215,317        ---           ---        ---      215,349

Net loss............................      ---  (17,162,107)      ---           ---        ---   (17,162,107)       ---  (17,162,107)

Unrealized gains on marketable
  investment securities.............      ---      110,352       ---           ---        ---           ---    110,352      110,352
                                              ------------
Comprehensive loss..................      --- $(17,051,755)      ---           ---        ---           ---        ---          ---
                                    --------- ============  --------  ------------  ---------  ------------  ---------  -----------

Balances, December 31, 1998.........      ---               $ 12,586  $ 88,291,872  $     ---  $(43,269,026) $ 110,352  $45,145,784
                                    =========               ========  ============  =========  ============  =========  ===========


               See accompanying notes to finanacial statements.

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

                                                                                                          10/22/86
                                                                 Years ended December 31,                (inception)
                                                   -------------------------------------------------       through
                                                          1998             1997            1996            12/31/98
                                                   -------------------------------------------------    -------------
Cash flows from operating activities:
  Net income (loss)................................$   (17,162,107)   $  (11,694,341)   $  6,104,687      (43,269,026)
  Adjustments to reconcile net income (loss)
    to net cash (provided by) used in operating
    activities:
      Depreciation and amortization................      1,116,313         1,210,250         903,213        5,512,804
      Gain on sale of equipment....................            ---               ---          (1,189)         (29,909)
      Issuance of common and preferred stock in
       lieu of cash for services...................        121,150           128,100         333,915          927,704
      Amortization of deferred compensation........            ---               ---         234,458          766,500
      Decrease (increase) in operating assets:
        Accounts receivable........................        291,667            23,541        (392,208)        (100,000)
        Prepaid expenses...........................        125,000          (281,250)            ---         (156,250)
        Other assets...............................            ---               ---          38,887           (6,867)
      Increase (decrease) in operating liabilities:
        Accounts payable and accrued expenses......        883,815           448,851        (285,381)       2,223,463
        Deferred income............................         91,667            83,333         (87,500)         675,000
        Income tax payable.........................            ---          (150,000)        150,000              ---
                                                     -------------     -------------    ------------    -------------
          Net cash provided by (used in) operating
           activities..............................    (14,532,495)      (10,231,516)      6,998,882      (33,456,581)
                                                     -------------     -------------    ------------    -------------
Cash flows from investing activities:
  Net sale (purchase) of marketable investment
   securities......................................      2,119,667       (21,838,568)            ---      (19,718,901)
  Acquisition of equipment and leasehold
   improvements....................................     (1,506,902)       (2,369,428)     (1,350,974)      (9,286,430)
  Proceeds from sale of equipment..................            ---               ---          27,137        1,075,621
                                                     -------------     -------------    ------------    -------------
        Net cash provided by (used in) investing
         activities................................        612,765       (24,207,996)     (1,323,837)     (27,929,710)
                                                     -------------     -------------    ------------    -------------
Cash flows from financing activities:
  Proceeds from note payable to bank...............            ---               ---             ---          123,855
  Proceeds from issuance of preferred stock........            ---               ---             ---       17,581,416
  Proceeds from issuance of common stock...........      1,757,253         2,015,865      55,743,972       69,328,838
  Proceeds from long-term debt.....................            ---               ---             ---        1,166,434
  Principal payments on note payable to bank.......            ---               ---             ---         (123,855)
  Principal payments under capital lease
   obligations.....................................        (34,864)          (65,117)       (440,605)      (1,420,001)
  Principal payments on long-term debt.............       (290,967)         (369,467)       (356,273)      (1,355,171)
  Repurchase of preferred stock....................            ---               ---             ---         (300,000)
                                                     -------------     -------------    ------------    -------------
        Net cash provided by financing activities..      1,431,422         1,581,281      54,947,094       85,001,516
                                                     -------------     -------------    ------------    -------------
Net increase (decrease) in cash and cash
 equivalents.......................................    (12,488,308)      (32,858,231)     60,622,139       23,615,225
Cash and cash equivalents at beginning of period...     36,103,533        68,961,764       8,339,625              ---
                                                     -------------     -------------    ------------    -------------
Cash and cash equivalents at end of period.........  $  23,615,225     $  36,103,533    $ 68,961,764    $  23,615,225
                                                     =============     =============    ============    =============
Supplemental Disclosures of Cash Flow Information
---------------------------------------------------
Cash paid for interest.............................  $      16,481     $      67,917    $    141,705    $     701,816
Cash paid for taxes................................            ---           317,765         200,000          887,765
Supplemental Schedule of Noncash Investing and
----------------------------------------------
  Financing Activities
  --------------------
Acquisition of equipment through incurrence of
 capital lease obligations.........................  $         ---     $      77,155    $     32,248    $   1,477,809
Acquisition of leasehold improvements through
 incurrence of debt................................            ---               ---             ---          197,304
Issuance of preferred stock for stock subscription
 receivable........................................            ---               ---             ---        4,000,000
Accrual of deferred offering costs.................            ---               ---             ---          150,000
Unrealized gain on marketable investment securities        110,352               ---             ---          110,352



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


Basic (weighted average common shares outstanding during the year).. 10,335,298 Weighted average common stock options outstanding during the year... 750,702
                                                                    ------------
Diluted.............................................................  11,086,000

                                                                    ============
     (e)  Income Taxes

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

     (c)  SmithKline Beecham Corporation

          Effective November 1, 1993, the Company entered into the SmithKline Beecham Agreement ("SB Agreement") to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The SB Agreement established a three year research collaboration between the parties, which has been extended through October 2000. As part of extending this agreement SmithKline Beecham purchased 364,000 shares of the Company's common stock and agreed to purchase up to 249,000 additional shares and to pay research support payments of approximately $437,500 per quarter through October 2000 unless the agreement is terminated earlier. Under the SB Agreement, the Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the SB Agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

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

(3)  Marketable Investment Securities

     The amortized cost gross, unrealized holding gains and losses, and fair value of securities by major type and class at December 31, 1998 are summarized as follows:

                                           Gross        Gross
                                         unrealized   unrealized
                            Amortized     holding      holding
                              cost         gains        losses     Fair value
                          ------------   ----------   ----------   ----------
     Treasury.............$  7,591,077       54,088          ---    7,645,166
     Corporate............   9,174,994       35,054          ---    9,210,048
     Commercial Paper.....   2,952,829       21,210          ---    2,974,039
                          ------------
                          $ 19,718,900      110,352          ---   19,829,253
                          ============   ==========   ==========   ==========


     Maturities of Investment Securities are as follows at December 31, 1998:

                                                 Fair value
                                               ------------
     Due within one year.......................$  5,351,040
     Due after one year through five years.....  12,360,949
     Due between five and ten years............   2,117,264
                                               ------------
                                               $ 19,829,253
                                               ============

     For the year ended December 31, 1998 purchases and sales of marketable investment securities were $202.7 million and $172.0 million, respectively.

     The fair value for securities by major type and class at December 31, 1997 are summarized as follows:

                                               Fair value
                                              ------------
     U.S. Government Securities...............$ 15,100,192
     Foreign bank certificates of deposit.....   2,026,698
     Asset backed securities..................   1,004,606
     Federal agency obligations...............   1,667,346
     Corporate notes..........................   1,025,802
     Certificates of deposit..................   1,013,924
                                              ------------
                                              $ 21,838,568
                                              ============

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

     Year ending December 31:                                Capital     Operating
                                                             leases       lease
                                                            ---------   -----------
        1999............................................    $  26,291       569,277
        2000............................................       18,002       603,023
        2001............................................        9,540       619,607
        2002............................................        3,975       636,646
        2003............................................         ---        654,154
        Thereafter......................................         ---        500,665
                                                            ---------   -----------
           Present value of minimum capital lease
               payments and total minimum operating
               lease payments...........................       57,808   $ 3,583,372
                                                                        ===========
     Less, current installments of obligations under
       capital leases...................................       26,291           ---
                                                            ---------
       Obligations under capital leases, excluding
           current installments.........................    $  31,517           ---
                                                            =========

  At December 31, 1998, there is no interest being charged on capital leases. At December 31, 1998 and 1997, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                              1998            1997
                                          ------------    ------------
        Equipment........................ $  1,322,102    $  1,322,102
        Less accumulated amortization....   (1,241,549)     (1,153,016)
                                          ------------    ------------
        Net equipment.................... $     80,553    $    169,086
                                          ============    ============

(5)    Long-term Debt

       Long-term debt at December 31, 1998 and 1997, consists of the following notes payable to a financial institution:

                                                                             1998       1997
                                                                           -------   ---------
        10% to 16% notes payable in monthly installments of
           $36,824 including interest, due June 1, 1998 through June 1,
           1999; secured by certain equipment and leasehold
           improvements..................................................  $ 8,567   $ 299,534
        Less current installments........................................    8,567     291,098
                                                                           -------   ---------
              Long-term debt, excluding current installments.............  $   ---   $   8,436
                                                                           =======   =========

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

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

  A summary of activity related to aggregate options under all three plans is indicated in the following table:


                                                        Years ended December 31,
                                  -------------------------------------------------------------------
                                          1998                   1997                  1996
                                  -------------------------------------------------------------------
                                                Weighted-              Weighted-             Weighted-
                                     Number     average     Number     average     Number    average
                                       of       exercise      of       exercise      of      exercise
                                     shares      price      shares      price      shares     price
                                  -----------  ---------  -----------  ---------  ---------  --------
Options outstanding at the
  beginning of the year...........  2,057,776  $    7.04    1,822,969  $    5.68  1,530,924  $   3.16
Options granted...................    531,097       6.71      500,950       9.91    578,564     10.95
                                  -----------             -----------             ---------
                                    2,588,873               2,323,919             2,109,488
                                  -----------             -----------             ---------
Options exercised.................    140,349       2.81      234,618       2.33    254,500      2.51
Options canceled..................    142,870      10.17       31,525       9.09     32,019      5.50
                                  -----------             -----------             ---------
                                      283,219                 266,143               286,519
                                  -----------             -----------             ---------
Options outstanding at the end
  of the year.....................  2,305,654  $    7.01    2,057,776  $    7.04  1,822,969  $   5.68
                                  ===========             ===========             =========
Options exercisable at the end
  of the year.....................  1,362,536  $    6.20    1,111,378  $    4.59    952,782  $   2.61
Weighted-average fair value of
  options granted during the
   year (see below for method of
   estimating fair value).........             $    3.95               $    5.65             $   7.10



  The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding                          Options Exercisable
                   -----------------------------------------------     ------------------------------
                                       Weighted-
                                        Average                                             Weighted-
                                       Remaining      Weighted-                              Average
     Range of         Outstanding     Contractual      Average          Exercisable         Exercise
  Exercise Prices    as of 12/31/98      Life       Exercise Price     as of 12/31/98        Price
  ---------------    --------------  -------------  --------------     --------------    ------------
$  0.00      1.66           166,768            3.1        $   0.71            166,768        $   0.71
   1.67      3.33           432,679            5.3            2.43            432,679            2.43
   3.34      4.99            25,750            5.4            4.00             25,750            3.96
   5.00      6.65           471,250            9.9            6.62                ---             ---
   6.66      8.31           318,277            7.2            8.13            274,527            8.25
   8.32      9.98           404,000            8.8            9.73            120,920            9.71
   9.99     11.64           381,430            7.7           10.20            254,167           10.20
  11.65      13.3            79,500            7.5           12.66             62,280           12.75
  13.4      14.96            24,500            7.5           13.51             24,170           13.50
  14.97     16.63             1,500            7.3           16.63              1,275           16.63
                     --------------                                    --------------
                          2,305,654            7.5        $   7.01          1,362,536        $   6.20
                     ==============                                    ==============

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced or, increased, respectively, to the following pro forma amounts:

                                    1998            1997          1996
                               -------------   -------------   -----------
Net income (loss):
  As reported...............    $(17,162,107)   $(11,694,341)   $6,104,687
  Pro Forma.................    $(19,866,974)   $(13,793,637)   $5,189,411
Net income (loss) per share
  As reported:
     Basic..................    $      (1.39)   $      (0.98)   $     0.59
     Diluted................    $      (1.39)   $      (0.98)   $     0.55
  Pro Forma:
     Basic..................    $      (1.61)   $      (1.15)   $     0.50
     Diluted................    $      (1.61)   $      (1.15)   $     0.47

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

                           NPS PHARMACEUTICALS, INC.
                       (A Development Stage Enterprise)

                   NOTES TO FINANCIAL STATEMENTS (continued)
                       December 31, 1996, 1997, and 1998

  Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net income (loss) before income taxes as a result of the following:

                                                            1998            1997            1996
                                                       ------------    ------------    ------------
Computed expected tax expense (benefit).............  $  (5,835,116)  $  (3,919,036)  $   2,194,594
Change in the beginning-of-the-year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax expense..................      7,131,000       4,870,061      (1,867,473)
Research credits....................................       (683,300)       (558,200)       (237,600)
Foreign taxes net of federal income tax effect......            ---         132,000         132,000
State taxes net of federal income tax effect........       (566,300)       (380,300)        213,000
Alternative minimum tax.............................            ---             ---         112,000
Other...............................................        (46,284)         23,240        (196,521)
                                                       ------------    ------------    ------------
                                                      $         ---   $     167,765   $     350,000
                                                       ============    ============    ============

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                1998           1997
                                                            ------------   -------------
Deferred tax assets:
    Deferred revenue....................................    $    252,000   $    218,000
    Equipment and leasehold improvements,                        215,000        248,000
        principally due to differences in depreciation..
    Net operating loss carryforward.....................      14,734,000      8,639,000
    Research activities credit carryforward.............       3,107,000      2,072,000
    Minimum tax credit carryforward.....................         112,000        112,000
                                                            ------------   ------------
        Total gross deferred tax assets.................      18,420,000     11,289,000
Less valuation allowance................................      18,420,000     11,289,000
                                                            ------------   ------------
        Net deferred tax assets.........................    $        ---   $        ---
                                                            ============   ============

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

  At December 31, 1998, the Company had net operating loss and research credit carryforwards to offset future income for federal income tax purposes approximately as follows:

                    Net                 Net
                 operating        operating loss
                    loss           carryforward
               carryforward             for
                for regular         alternative          Research
                income tax         minimum tax         credit carry-
                 purposes            purposes            forward
               ------------       --------------       -------------
Expiring
    2005...... $    247,000       $      157,000       $         ---
    2006......      244,000              334,000                 ---
    2007......          ---                  ---              49,000
    2008......    2,452,000            2,896,000             334,000
    2009......    6,342,000            7,574,000             317,000
    2010......    2,928,000            3,051,000             166,000
    2011......       58,000                  ---             360,000
    2012......   10,890,000           11,700,000             846,000
    2018......   16,340,000           17,241,000           1,035,000
               ------------       --------------       -------------
               $ 39,501,000       $   42,953,000       $   3,107,000
               ============       ==============       =============


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


 10.25*  Amendment effective January 29, 1996 to the Collaborative Research and License Agreement between the
         Registrant and SmithKline Beecham Corporation, dated November 1, 1993.(7)
  10.26  Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996.(5)
  10.27  Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the
         Board of Directors dated December 1996.(5)
  10.28  Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated
         December 1996.(5)
  10.29  Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1,
         1996.(7)
 10.30*  Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc. dated
         October 28, 1996.(6)
  10.31  1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS
         Pharmaceuticals, Inc., effective March 1, 1997.(7)
 10.32*  Research and Development Agreement between Systems Integration Drug Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997.(8)
  10.33  Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
         October 24, 1997.(9)
  10.34  Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
         October 27, 1997.(9)
 10.35*  Amendment to the Collaborative Research and License Agreement between SmithKline Beecham
         Corporation and NPS Pharmaceuticals, Inc., dated November 26, 1997.(9)
  10.36  Stock Purchase Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc.,
         dated November 26, 1997.(9)
  10.37  First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS
         Pharmaceuticals, Inc.(10)
   23.1  Consent of KPMG LLP, independent auditors.
   24.1  Power of Attorney (incorporated in the signature page of the Form 10-K).
   27.1  Financial Data Schedule (attached to EDGAR filing of the Form 10-K).

* Confidential Treatment has been granted.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.
(10) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.