Form 10-Q
period 1999-03-31
NPS PHARMACEUTICALS INC
filed 1999-05-17
CIK 890465

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the Transition Period from _________ to __________.

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


                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

                         ----------------------------


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [x] NO [_]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at March 31, 1999
   ---------------------------------       -----------------------------
    Common Stock $.001 par value                   12,662,301
   Preferred Stock $.001 par value                    -0-

================================================================================

                               TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION                                                              Page No.
------       ---------------------                                                              --------
 Item 1. Financial Statements.

             Balance Sheets.........................................................................3

             Statements of Operations...............................................................4

             Statements of Cash Flows...............................................................5

             Notes to Financial Statements..........................................................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................................................8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................10


SIGNATURES.........................................................................................11

                          NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)


Item 1 Financial Statements




                                Balance Sheets


                                                                       March 31,     December 31,
                                                                         1999           1998
Assets                                                              ------------    ------------
                                                                     (Unaudited)      (Audited)
Current assets:
     Cash and cash equivalents                                      $ 18,901,963    $ 23,615,225
     Marketable investment securities                                 18,682,853      19,829,253
     Accounts receivable                                                  91,005         100,000
     Prepaid expenses                                                    125,000         156,250
                                                                    ------------    ------------
          Total current assets                                        37,800,821      43,700,728

Plant and equipment:
     Equipment                                                         6,362,732       6,325,455
     Leasehold improvements                                            2,903,802       2,885,400
                                                                    ------------    ------------
                                                                       9,266,534       9,210,855
     Less accumulated depreciation and amortization                    5,089,228       4,804,228
                                                                    ------------    ------------
          Net plant and equipment                                      4,177,306       4,406,627

Other assets                                                               3,267           3,267
                                                                    ------------    ------------
                                                                    $ 41,981,394    $ 48,110,622
                                                                    ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases       $     26,021    $     26,291
     Current installments of long-term debt                                  795           8,567
     Accounts payable                                                  1,273,923       1,872,610
     Accrued expenses                                                    435,062         350,853
     Deferred income                                                     547,500         675,000
                                                                    ------------    ------------
          Total current liabilities                                    2,283,301       2,933,321

Obligations under capital leases, excluding current installments          25,192          31,517
Long-term debt, excluding current installments                              --              --
                                                                    ------------    ------------
          Total liabilities                                            2,308,493       2,964,838

Stockholders' equity:
     Common stock                                                         12,662          12,586
     Additional paid-in capital                                       88,541,925      88,291,872
     Accumulated other comprehensive income-
          net unrealized gain on marketable investment securities        145,700         110,352
     Deficit accumulated during development stage                    (49,027,386)    (43,269,026)
                                                                    ------------    ------------
          Net stockholders' equity                                    39,672,901      45,145,784
                                                                    ------------    ------------
                                                                    $ 41,981,394    $ 48,110,622
                                                                    ============    ============



                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Operations
                                  (Unaudited)

                                                            Three Months Ended March 31,            October 22, 1986,
                                                    -----------------------------------------      (inception) through
                                                          1999                   1998                March 31, 1999
                                                    ------------------     ------------------     ----------------------

          Revenues from research
            and license agreements                          $ 915,000              $ 887,500               $ 52,983,179


          Operating expenses:
            Research and development                        5,504,586              4,423,037                 80,137,067
            General and administrative                      1,583,594              1,363,947                 30,616,619
                                                    ------------------     ------------------     ----------------------
                Total operating expenses                    7,088,180              5,786,984                110,753,686

                                                    ------------------     ------------------     ----------------------
                Operating loss                             (6,173,180)            (4,899,484)               (57,770,507)

          Other income (expense):
            Interest income                                   411,041                752,058                 10,423,344
            Interest expense                                     (221)                (8,918)                  (702,037)
            Other                                               4,000                      -                     39,579
                                                    ------------------     ------------------     ----------------------
                Total other income                            414,820                743,140                  9,760,886

                                                    ------------------     ------------------     ----------------------
                Loss before tax expense                    (5,758,360)            (4,156,344)               (48,009,621)

          Income tax expense                                        -                      -                  1,017,765

                                                    ------------------     ------------------     ----------------------
          Net loss                                       $ (5,758,360)          $ (4,156,344)             $ (49,027,386)
                                                    ==================     ==================     ======================


          Net loss per common and common-
          equivalent share - basic and diluted           $      (0.46)          $      (0.34)
                                                    ==================     ==================

          Weighted average common and
          common-equivalent shares
          outstanding - basic and diluted                  12,630,300             12,247,000
                                                    ==================     ==================


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                Three Months Ended March 31,            October 22, 1986
                                                         ----------------------------------------     (inception) through
                                                               1999                  1998                March 31, 1999
                                                         ------------------    ------------------    ---------------------
Cash flows from operating activities:
  Net loss                                                $     (5,758,360)      $    (4,156,344)       $     (49,027,386)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                  285,000               250,000                5,797,804
    Gain on sale of equipment                                       (4,000)                    -                  (33,909)
    Issuance of stock in lieu of cash for services                 105,357                70,150                1,033,061
    Amortization of deferred compensation                                -                     -                  766,500
    Decrease (increase) in receivables                               8,995               296,301                  (91,005)
    Decrease (increase) in prepaids and other assets                31,250                 6,250                 (131,867)
    Increase (decrease) in accounts payable and
      accrued expenses                                            (514,478)               68,737                1,708,985
    Increase (decrease) in deferred income                        (127,500)             (100,000)                 547,500
                                                         ------------------    ------------------    ---------------------
      Net cash used in operating activities                     (5,973,736)           (3,564,906)             (39,430,317)

Cash flows from investing activities:
  Net purchase (sale) of marketable investment securities        1,181,748            (3,168,289)             (18,537,153)
  Acquisition of equipment and leasehold improvements              (55,679)             (524,596)              (9,342,109)
  Proceeds from sale of equipment                                    4,000                     -                1,079,621
                                                         ------------------    ------------------    ---------------------
    Net cash used in investing activities                        1,130,069            (3,692,885)             (26,799,641)

Cash flows from financing activities:
  Proceeds from note payable to bank                                     -                     -                  123,855
  Proceeds from issuance of preferred stock                              -                     -               17,581,416
  Proceeds from issuance of common stock                           144,772               174,518               69,473,610
  Proceeds from long-term debt                                           -                     -                1,166,434
  Principal payments on note payable to bank                             -                     -                 (123,855)
  Principal payments under capital lease obligations                (6,595)              (14,475)              (1,426,596)
  Principal payments on long-term debt                              (7,772)              (99,710)              (1,362,943)
  Repurchase of preferred stock                                          -                     -                 (300,000)
                                                         ------------------    ------------------    ---------------------
    Net cash provided by financing activities                      130,405                60,333               85,131,921
                                                         ------------------    ------------------    ---------------------

Net increase (decrease) in cash and cash equivalents            (4,713,262)           (7,197,458)              18,901,963

Cash and cash equivalents at beginning of period                23,615,225            36,103,533                        -
                                                         ------------------    ------------------    ---------------------

Cash and cash equivalents at end of period                    $ 18,901,963          $ 28,906,075             $ 18,901,963
                                                         ==================    ==================    =====================

                See accompanying notes to financial statements.

                          NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)


                           Statements of Cash Flows
                                  (Unaudited)




                                                                Three Months Ended March 31,           October 22, 1986
                                                         ----------------------------------------    (inception) through
                                                               1999                  1998               March 31, 1999
                                                         ------------------    ------------------    ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                         $ 221                $ 67,917                $ 702,037
Cash paid for taxes                                                -                 317,765                  887,765

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                        -                  81,735                1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                               -                       -                  197,304
Issuance of preferred stock for stock subscription
  receivable                                                       -                       -                4,000,000
Accrual of deferred offering costs                                 -                       -                  150,000
Unrealized gain on sale marketable investment
  securities                                                  35,348                       -                  145,700

                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") are unaudited, except as specifically noted. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K/A for 1998 which includes the audited financial statements and the notes thereto for the year ended December 31, 1998.

(2)  Comprehensive Loss

     The components of the company's comprehensive loss are as follows:

                                                    Three months          Three months
                                                       ended                 ended
                                                  March 31, 1999        March 31, 1998
                                                ------------------   ------------------
Net loss....................................... $      5,758,360      $     $4,156,344

Unrealized gain on marketable securities, net..           35,348                ------
                                                ------------------   ------------------
Comprehensive loss.............................  $     5,723,012      $      4,156,344
                                                ==================   ==================


(3)  Loss Per Common Share

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options outstanding) of approximately 2.3 million and 2.1 million shares at March 31, 1999 and 1998, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(4)  Operating Segment

     The Company is engaged in the discovery and development of prescription drugs and in its current state of development considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THIS DOCUMENT AS WELL AS IN OUR ANNUAL REPORT ON SEC-FILED FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER THE HEADING "RISK FACTORS."

Overview

        Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through March 31, 1999 of $49.0 million, net of cumulative revenues from research and license agreements of $53.0 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our research and development activities and our preclinical and clinical testing activities. Substantially all our revenues are derived from license fees, milestone payments, and research and development support payments from licensees and these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

        Revenues were $915,000 for the quarter ended March 31, 1999 compared to $887,500 for the quarter ended March 31, 1998. Most of our revenues for each of these quarters were derived from research, development, and license agreements with SmithKline Beecham Corporation, Kirin Brewery Company, Ltd., and Amgen, Inc. See "Liquidity and Capital Resources" below for further discussion of payments that may be received in the future under these agreements.

        Research and development expenses increased to $5.5 million for the quarter ended March 31, 1999, from $4.4 million for the comparable period of 1998. The increase in research and development expenses was principally due to the ongoing conduct of clinical trials for NPS 1776 which commenced in the third quarter of 1998. Research and development expenses will continue to increase in the future if we choose to conduct increasingly expensive later-stage clinical trials and if we start clinical trials for new product candidates. We may choose not to start certain clinical trials in order to limit such expenses and conserve cash for future operations. Such actions could substantially delay the development and potential commercialization of our product candidates currently in development.

        General and administrative expenses increased to $1.6 million for the quarter ended March 31, 1999, from $1.4 million for quarter ended March 31, 1998. We expect that general and administrative expenses will increase modestly in the future as necessary to support research and development activities.

        Interest income decreased to $411,000 for the quarter ended March 31, 1999, from $752,000 for the comparable period of 1998. The decrease was primarily due to a decrease in the average balances of cash, cash equivalents, and marketable investment securities. We anticipate that interest income will decrease in the future as cash is utilized for operations.

Liquidity and Capital Resources

        We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31, 1999, we had recognized $53.0 million of cumulative revenues from research and license agreements and $88.6 million in consideration for the sale of equity securities for cash and services. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $37.6 million at March 31 1999.

        We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham. The payments are scheduled to aggregate $4.7 million from April 1999 through the scheduled expiration dates of the agreements, respectively, in December, June, and October 2000. In addition, SmithKline Beecham will purchase 249,000 shares of NPS common stock on November 1, 1999, at a premium to the market price, if the research agreement is not terminated early.

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

        We have entered into sponsored research and license agreements that obligate us to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions, or as license fees or royalties to maintain the licenses. As of March 31, 1999, we had a total commitment of approximately $1.7 million for future research support payments. We expect to enter into additional sponsored research and license agreements in the future.

        As of March 31,1999, our investment in leasehold improvements, equipment, and furnishings was $4.2 million, net of accumulated depreciation and amortization. Additional equipment and facilities may be needed if we increase our internal research and development activities, a portion of which may be financed with debt or leases.

        We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments and equity purchases from licensees, will be sufficient to enable us to maintain our current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, including our progress toward developing and commercializing products. Furthermore, in the event we in-license or otherwise acquire a product candidate, substantial expenditures for developing and commercializing the product candidate would be required. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product in such licensee's respective territory. A reduction in the expected amount of research and development support payments or equity purchases may shorten the period during which we could maintain our operations or require us to reduce operations.

        It may also become necessary to raise additional funds to support our development and commercialization programs. We are presently seeking additional funding for certain current programs through corporate collaborations and licensing agreements. We may also seek additional funding through public or private financing which could be dilutive to current shareholders. We cannot assure that additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may modify plans for some of our research and development programs. Such modifications may include: terminating programs, delaying the conduct of further clinical trials; reducing research activities; and/or reduction of personnel. Any of these actions may substantially delay the development and potential commercialization of our product candidates.

Year 2000 Assessment

        We continue to assess impact of the year 2000 on our operations and systems. We have developed assessment procedures and a plan to address identified issues. A Y2K Task Force was assembled in the beginning of 1998 to evaluate the potential impact of the so called "Year 2000 millennium bug" on our operations. Since formation, the task force has monitored the evaluation of financial, accounting, information management, scientific equipment, and building systems. To date financial, accounting, and information management systems review has been completed. Those systems which were not compliant have been replaced. We continue to assess the impact of the year 2000 on our other systems and equipment. We expect to have identified and replaced or updated all internal systems and equipment which are not year 2000 compliant before the year
2000 to the extent necessary to enable us to continue operations. We do not expect the cost of repair or replacement to be material to our operations. We are also seeking assurance from primary third-party service and goods suppliers, including financial institutions, suppliers, CROs and other collaborative parties that they do not expect the year 2000 matter to materially impact their dealings with us. To date, we are not aware of any critical third-party suppliers that will not be able to meet our needs in order to maintain operations. We cannot assure that these third parties are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of our suppliers, clinical research organizations, or our licensees could have a material adverse effect on our business, operating results, and financial condition.

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

        Other business risks include our lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of our patents and proprietary technology, our dependence on third parties for manufacturing, future capital needs and the uncertainty of additional funding, our lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of in-licensing efforts, our dependence on key personnel and our ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in our annual report on SEC-filed Form 10-K for the year ended December 31, 1998, under the heading , "Risk Factors."


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

                              NPS Pharmaceuticals, Inc.



Date:  May 14, 1999         By:
                               ------------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  May 14, 1999         By:
                               ------------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)