Form 10-Q
period 1999-06-30
NPS PHARMACEUTICALS INC
filed 1999-08-13
CIK 890465

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from _______________ to ________________.

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

                               ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at June 30, 1999
                  -----                        ----------------------------
          Common Stock $.001 par value                  12,669,301

================================================================================

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                          Page No.
                                                                        -------
Item 1.  Financial Statements.

               Balance Sheets.........................................     3

               Statements of Operations...............................     4

               Statements of Cash Flows...............................     5

               Notes to Financial Statements..........................     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk.................................................    11


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.........    11


SIGNATURES............................................................    12

Item 1.   Financial Statements

                           NPS PHARMACEUTICALS, INC.
                         (A Development State Company)

                                Balance Sheets

                                                                         June 30,          December 31,
Assets                                                                     1999                1998
                                                                      -------------       -------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                           $  17,336,166       $  23,615,225
  Marketable investment securities                                       14,794,868          19,829,253
  Accounts receivable                                                       100,000             100,000
  Prepaid expenses                                                           93,750             156,250
                                                                      -------------       -------------
     Total current assets                                                32,324,784          43,700,728

Plant and equipment:
  Equipment                                                               6,570,937           6,325,455
  Leasehold improvements                                                  3,179,326           2,885,400
                                                                      -------------       -------------
                                                                          9,750,263           9,210,855
  Less accumulated depreciation and amortization                          5,374,228           4,804,228
                                                                      -------------       -------------
     Net plant and equipment                                              4,376,035           4,406,627

Other assets                                                                  3,267               3,267
                                                                      -------------       -------------
                                                                      $  36,704,086       $  48,110,622
                                                                      =============       =============

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of obligations under capital leases            $      24,678       $      26,291
  Current installments of long-term debt                                        -                 8,567
  Accounts payable                                                        1,347,646           1,872,610
  Accrued expenses                                                          324,893             350,853
  Deferred income                                                           420,000             675,000
                                                                      -------------       -------------
     Total current liabilities                                            2,117,217           2,933,321

Obligations under capital leases, excluding current installments             19,940              31,517
                                                                      -------------       -------------
     Total liabilities                                                    2,137,157           2,964,838

Stockholders' equity:
  Common stock                                                               12,669              12,586
  Additional paid-in capital                                             88,557,918          88,291,872
  Accumulated other comprehensive income-
     net unrealized gain on marketable investment securities                 29,907             110,352
  Deficit accumulated during development stage                          (54,033,565)        (43,269,026)
                                                                      -------------       -------------
     Net stockholders' equity                                            34,566,929          45,145,784
                                                                      -------------       -------------
                                                                      $  36,704,086       $  48,110,622
                                                                      =============       =============


                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A development Stage Company)

                           Statements of Operations
                                  (Unaudited)

                                                                                                                 October 22,
                                                                                                                    1986
                                                                                                                (inception)
                                                                                                                  through
                                           Three Months Ended June 30,       Six Months Ended June 30,            June 30,
                                           ------------------------------    -------------------------------
                                                1999           1998                1999           1998              1999
                                           ------------------------------    -------------------------------  ----------------
Revenues from research
  and license agreements                   $       915,000  $     887,500    $    1,830,000   $    1,775,000  $     53,898,179


Operating expenses:
  Research and development                       4,899,942      4,030,111        10,404,528        8,453,148        85,037,009
  General and administrative                     1,514,938      1,573,034         3,098,532        2,936,981        32,131,557
                                           ---------------  -------------    --------------   --------------  ----------------
    Total operating expenses                     6,414,880      5,603,145        13,503,060       11,390,129       117,168,566

                                           ---------------  -------------    --------------   --------------  ----------------
    Operating loss                              (5,499,880)    (4,715,645)      (11,673,060)      (9,615,129)      (63,270,387)

Other income (expense):
  Interest income                                  497,239        685,757           912,280        1,437,815        10,805,897
  Interest expense                                  (3,538)        (4,262)           (3,759)         (13,180)         (705,575)
  Other                                                  -              -                 -                -           154,265
                                           ---------------  -------------    --------------   --------------  ----------------
    Total other income                             493,701        681,495           908,521        1,424,635        10,254,587

                                           ---------------  -------------    --------------   --------------  ----------------
    Loss before taxes                           (5,006,179)    (4,034,150)      (10,764,539)      (8,190,494)      (53,015,800)

Income tax expense                                       -              -                 -                -         1,017,765
                                           ---------------  -------------    --------------   --------------  ----------------
Net loss                                   $    (5,006,179) $  (4,034,150)   $  (10,764,539)  $   (8,190,494) $    (54,033,565)
                                           ===============  =============    ==============   ==============  ================


Net loss per common and common-
  equivalent share - basic and diluted     $         (0.40) $       (0.33)   $        (0.85)  $        (0.67)
                                           ===============  =============    ==============   ==============
Weighted average common and
  common-equivalent shares
  outstanding - basic and diluted               12,667,400     12,283,000        12,648,900       12,265,000
                                           ===============  =============    ==============   ==============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of  Cash Flows
                                  (Unaudited)

                                                                                           October 22, 1986
                                                           Six Months Ended June 30,      (inception) through
                                                         ------------------------------
                                                               1999             1998         June 30, 1999
                                                         --------------     -----------   -------------------
Cash flows from operating activities:
  Net loss                                                $ (10,764,539)    $(8,190,494)    $ (54,033,565)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                               570,000         520,000         6,082,804
    Gain on sale of equipment                                    (4,000)              -           (33,909)
    Issuance of stock in lieu of cash for services              105,357          70,150         1,033,061
    Amortization of deferred compensation                             -               -           766,500
    Decrease (increase) in receivables                                -         297,024          (100,000)
    Decrease (increase) in prepaids and other assets             62,500          62,500          (100,617)
    Increase (decrease) in accounts payable and
      accrued expenses                                         (550,924)        949,737         1,672,539
    Increase (decrease) in deferred income                     (255,000)       (200,000)          420,000
                                                          -------------     -----------     -------------
      Net cash used in operating activities                 (10,836,606)     (6,491,083)      (44,293,187)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities     4,953,940         737,067       (14,764,961)
  Acquisition of equipment and leasehold improvements          (539,408)       (945,160)       (9,825,838)
  Proceeds from sale of equipment                                 4,000               -         1,079,621
                                                          -------------     -----------     -------------
    Net cash provided by (used in) investing activities       4,418,532        (208,093)      (23,511,178)

Cash flows from financing activities:
  Proceeds from note payable to bank                                  -               -           123,855
  Proceeds from issuance of preferred stock                           -               -        17,581,416
  Proceeds from issuance of common stock                        160,772         226,718        69,489,610
  Proceeds from long-term debt                                        -               -         1,166,434
  Principal payments on note payable to bank                          -               -          (123,855)
  Principal payments under capital lease obligations            (13,190)        (21,673)       (1,433,191)
  Principal payments on long-term debt                           (8,567)       (203,417)       (1,363,738)
  Repurchase of preferred stock                                       -               -          (300,000)
                                                          -------------     -----------     -------------
    Net cash provided by financing activities                   139,015           1,628        85,140,531
                                                          -------------     -----------     -------------

Net increase (decrease) in cash and cash equivalents         (6,279,059)     (6,697,548)       17,336,166

Cash and cash equivalents at beginning of period             23,615,225      36,103,533                 -
                                                          -------------     -----------     -------------

Cash and cash equivalents at end of period                $  17,336,166     $29,405,985     $  17,336,166
                                                          =============     ===========     =============

                See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                            October 22, 1986
                                                             Six Months Ended June 30,     (inception) through
                                                            ---------------------------
                                                               1999             1998          June 30, 1999
                                                            -----------      ----------    -------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                      $     3,759      $   13,180        $    705,575
Cash paid for taxes                                                   -               -           1,017,765

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                           -               -           1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                                  -               -             197,304
Issuance of preferred stock for stock subscription
  receivable                                                          -               -           4,000,000
Accrual of deferred offering costs                                    -               -             150,000
Change in unrealized gain on marketable investment
  securities, net                                               (80,445)              -              29,907

                See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K/A for 1998 which includes the audited financial statements and the notes thereto for the year ended December 31, 1998.

(2)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows:

                                                        Three months ended       Three months ended
                                                           June 30, 1999            June 30, 1998
                                                       --------------------     --------------------
     Net loss .................................            $   5,006,179            $   4,034,150
     Change in unrealized gain on marketable
     investment securities, net................                  115,793                     ----
                                                           -------------            -------------
     Comprehensive loss........................            $   5,121,972            $   4,034,150
                                                           =============            =============

                                                         Six months ended         Six months ended
                                                           June 30, 1999            June 30, 1998
                                                       -------------------      --------------------
     Net loss..................................            $  10,764,539            $   8,190,494
     Change in unrealized gain on marketable
     investment securities, net................                   80,445                     ----
                                                           -------------            -------------
     Comprehensive loss........................            $  10,844,984            $   8,190,494
                                                           =============            =============

(3)  Loss Per Common Share

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options outstanding) of approximately 2.3 million and 2.1 million shares at June 30, 1999 and 1998, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

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

Overview

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through June 30, 1999 of $54.0 million, net of cumulative revenues from research and license agreements of $53.9 million. We expect to incur significant operating losses over at least the next several years as we continue our research activities and our preclinical and clinical development activities. Substantially all our revenues are derived from license fees, milestone payments, and research and development support payments from licensees and these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

     Revenues were $915,000 for the quarter ended June 30, 1999 compared to $887,500 for the quarter ended June 30, 1998, and $1.8 million for each of the six-month periods ended on those dates. Most of our revenues for each of these periods were derived from research, development, and license agreements with SmithKline Beecham Corporation, Kirin Brewery Company, Ltd., and Amgen Inc. See "Liquidity and Capital Resources" below for further discussion of payments that may be received in the future under these agreements.

     Research and development expenses increased to $4.9 million for the quarter ended June 30, 1999, from $4.0 million in the comparable period of 1998, and to $10.4 million for the six-month period ended June 30, 1999, from $8.5 million in the comparable period of 1998. The increase in research and development expenses was principally due to the costs incurred in 1999 for the conduct of clinical trials for NPS 1776 which commenced in the third quarter of 1998. Development expenses will continue to increase in the future if we choose to conduct increasingly expensive later-stage clinical trials and if we start clinical trials for new product candidates. We may choose not to start certain clinical trials in order to limit such expenses and to conserve cash for future operations. Such actions could substantially delay the development and potential commercialization of our product candidates currently in development.

     General and administrative expenses decreased to $1.5 million for the quarter ended June 30, 1999, from $1.6 million for the quarter ended June 30, 1998, and increased to $3.1 million for the six-month period ended June 30, 1999, from $2.9 million in the comparable period of 1998. We expect that general and administrative expenses will increase only modestly in the future and then only in response to need for support of any increase in research and development activities.

     Interest income decreased to $497,000 for the quarter ended June 30, 1999, from $686,000 for the comparable quarter of 1998 and to $912,000 for the six-month period ended June 30, 1999, from $1.4 million in the comparable period of 1998. These decreases were primarily due to decreases in the average balances of cash, cash equivalents, and marketable investment securities. We anticipate that interest income will decrease in the future as cash is utilized for operations.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30, 1999, we had recognized $53.9 million of cumulative revenues from payments for research support and license fees and $88.6 million in consideration for the sale of equity securities for cash and services. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $32.1 million at June 30, 1999.

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham. The payments are scheduled to aggregate $3.8 million from June 1999 through the scheduled expiration dates of the respective agreements in December, June, and October 2000. In addition, SmithKline Beecham will purchase 249,000 shares of NPS common stock on November 1, 1999, at a premium to the market price, if the research agreement with SmithKline Beecham is not terminated early. There can be no assurance that our licensees will not terminate their respective agreements with us and thereby terminate their obligations to make such support payments.

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

     We have entered into sponsored research and license agreements that obligate us to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions, or as license fees or royalties to maintain the licenses. As of June 30, 1999, we had a total commitment of approximately $1.3 million for future research support payments. We expect to enter into additional sponsored research and license agreements in the future.

     As of June 30,1999, our investment in leasehold improvements, equipment, and furnishings was $4.4 million, net of accumulated depreciation and amortization. Additional equipment and facilities may be needed if we increase our internal research and development activities, a portion of which may be financed with debt or leases.

     We expect to maintain operations for at least the next 24 months utilizing existing capital resources, including interest earned thereon, expected research and development support payments, milestone payments, equity purchases from licensees, and our management of expenditures. A reduction in the expected amount of research and development support payments, milestone payments, or equity purchases may shorten the period during which we could maintain our operations or require us to reduce operations. Additionally, actual needs are dependent on numerous factors, including our progress toward developing and commercializing products. Furthermore, in the event we in-license or otherwise acquire a product candidate, substantial expenditures for developing and commercializing the product candidate would be required. Finally, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product in such licensee's respective territory.

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

Year 2000 Assessment

     We continue to assess impact of the year 2000 on our operations and systems. We have developed assessment procedures and a plan to address identified issues. A Y2K Task Force was assembled in the beginning of 1998 to evaluate the potential impact of the so called "Year 2000 millennium bug" on our operations. Since formation, the task force has monitored the evaluation of financial, accounting, information management, scientific equipment, and building systems. To date financial, accounting, and information management systems review has been completed. Those systems which were not compliant have been replaced. We continue to assess the impact of the year 2000 on our other systems and equipment. We expect to have identified and replaced or updated all internal systems and equipment which are not year 2000 compliant before the year 2000 to the extent necessary to enable us to continue operations. We do not expect the cost of repair or replacement to be material to our operations. We are also seeking assurance from primary third-party service and goods suppliers, including financial institutions, suppliers, CROs, and other collaborative parties that they do not expect the year 2000 matter to materially impact their dealings with us. To date, we are not aware of any critical third-party suppliers that will not be able to meet our needs in order to maintain operations. We cannot assure that these third parties are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of our suppliers, clinical research organizations, or our licensees could have a material adverse effect on our business, operating results, and financial condition.

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

     Other business risks include our lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of our patents and proprietary technology, our dependence on third parties for manufacturing, future capital needs and the uncertainty of additional funding, our lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of in-licensing efforts, our dependence on key personnel and our ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in our annual report on SEC-filed Form 10-K/A for the year ended December 31, 1998, under the heading "Risk Factors."

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


                                   PART II.
                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 26, 1999. The stockholders approved all proposals by the vote specified below:

Proposal One: To elect eight directors.
------------

               Nominees                     For        Withheld
               --------                 ----------     --------
       Santo J. Costa.............      11,486,094      13,156
       James G. Groninger.........      11,486,094      13,156
       Hunter Jackson.............      11,486,094      13,156
       James U. Jensen............      11,479,502      19,748
       Skip Klein.................      11,486,094      13,156
       Donald E. Kuhla............      11,447,384      51,866
       Thomas N. Parks............      11,485,894      13,356
       Peter G. Tombros...........      11,485,894      13,356

Proposal Two:  To approve an increase of 200,000 shares of common stock for
-------------
               issuance under two of the Company's equity incentive plans, as follows: (a) 100,000 shares under the Employee Stock Purchase Plan; and (b) 100,000 shares under the Non-Employee Directors' Stock Option Plan.

                         For            Against        Abstain
                         ---            -------        -------

                     10,926,884         565,391         6,975

Proposal Three:  To ratify the appointment of KPMG LLP as independent auditors
---------------
                 for the Company for the 1999 fiscal year.

                         For            Against        Abstain
                         ---            -------        -------

                     11,487,996          2,755          8,499

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NPS Pharmaceuticals, Inc.



Date:  August 13, 1999          By: /s/ James U. Jensen
                                   ---------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  August 13, 1999          By: /s/ Robert K. Merrell
                                   ---------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)