Form 10-Q
period 1999-09-30
NPS PHARMACEUTICALS INC
filed 1999-10-29
CIK 890465

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

               For the quarterly period ended September 30, 1999

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

                                _______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at September 30, 1999
           -----                           ---------------------------------
 Common Stock $.001 par value                           12,718,719


================================================================================

                               TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION                                        Page No.
                                                                        --------

Item 1. Financial Statements.

           Balance Sheets..................................................  3

           Statements of Operations........................................  4

           Statements of Cash Flows........................................  5

           Notes to Financial Statements...................................  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 11


PART II    OTHER INFORMATION

     Item 6. Exhibits and Report on Form 8-K............................... 11
             (a)  Exhibit No.
                  27.1  Financial Data Schedule
             (b)  Reports on Form 8-K


SIGNATURES................................................................. 13

Item 1. Financial Statements.

                           NPS PHARMACUETICALS, INC.
                        (a Developmental Stage Company)

                                Balance Sheets

                                                                               September 30,          December 31,
Assets                                                                             1999                  1998
                                                                            -------------------    ------------------
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $ 13,385,195          $ 23,615,225
     Marketable investment securities                                               15,064,469            19,829,253
     Accounts receivable                                                               103,485               100,000
     Other current assets                                                              113,674               156,250
                                                                            -------------------    ------------------
          Total current assets                                                      28,666,823            43,700,728

Plant and equipment:
     Equipment                                                                       6,575,797             6,325,455
     Leasehold improvements                                                          3,214,565             2,885,400
                                                                            -------------------    ------------------
                                                                                     9,790,362             9,210,855
     Less accumulated depreciation and amortization                                  5,684,228             4,804,228
                                                                            -------------------    ------------------
          Net plant and equipment                                                    4,106,134             4,406,627

Other assets                                                                             3,267                 3,267
                                                                            -------------------    ------------------
                                                                                  $ 32,776,224          $ 48,110,622
                                                                            ===================    ==================

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases                         $ 22,884              $ 26,291
     Current installments of long-term debt                                                  -                 8,567
     Accounts payable                                                                1,037,260             1,872,610
     Accrued expenses                                                                1,287,352               350,853
     Deferred income                                                                   292,500               675,000
                                                                            -------------------    ------------------
          Total current liabilities                                                  2,639,996              2,933,321

Obligations under capital leases, excluding current installments                        17,337                31,517
                                                                            -------------------    ------------------
          Total liabilities                                                          2,657,333             2,964,838

Stockholders' equity:
     Common stock                                                                       12,719                12,586
     Additional paid-in capital                                                     88,758,087            88,291,872
     Accumulated other comprehensive income-
          net unrealized gain on marketable investment securities                       52,116               110,352
     Deficit accumulated during development stage                                  (58,704,031)          (43,269,026)
                                                                            -------------------    ------------------
          Stockholders' equity                                                      30,118,891            45,145,784
                                                                            -------------------    ------------------
                                                                                  $ 32,776,224          $ 48,110,622
                                                                            ===================    ==================

                See accompanying notes to financial statements.

                           NPS PHARMACUETICALS, INC.
                        (A Developmental Stage Company)

                           Statements of Operations
                                  (Unaudited)


                                                                                                                 October 22,
                                                                                                                    1986
                                                                                                                (inception)
                                        Three Months Ended September 30,    Nine Months Ended September 30,       through
                                       ---------------------------------- ---------------------------------    September 30,
                                            1999              1998             1999              1998               1999
                                       ----------------  ---------------- ----------------  ----------------   ---------------
Revenues from research
  and license agreements               $       915,000   $       887,500  $     2,745,000   $     2,662,500    $   54,813,179


Operating expenses:
  Research and development                   4,597,840         4,719,474       15,002,368        13,172,622        89,634,849
  General and administrative                 1,340,974         1,255,092        4,439,506         4,192,073        33,472,531
                                       ----------------  ---------------- ----------------  ----------------   ---------------
    Total operating expenses                 5,938,814         5,974,566       19,441,874        17,364,695       123,107,380

                                       ----------------  ---------------- ----------------  ----------------   ---------------
    Operating loss                          (5,023,814)       (5,087,066)     (16,696,874)      (14,702,195)      (68,294,201)

Other income (expense):
  Interest income                              353,348           844,163        1,265,628         2,281,978        11,159,245
  Interest expense                                   -            (2,232)          (3,759)          (15,412)         (705,575)
  Other                                              -                 -                -                 -           154,265
                                       ----------------  ---------------- ----------------  ----------------   ---------------
    Total other income                         353,348           841,931        1,261,869         2,266,566        10,607,935

                                       ----------------  ---------------- ----------------  ----------------   ---------------
    Loss before taxes                       (4,670,466)       (4,245,135)     (15,435,005)      (12,435,629)      (57,686,266)

Income tax expense                                   -                 -                -                 -         1,017,765

                                       ----------------  ---------------- ----------------  ----------------   ---------------
Net loss                               $    (4,670,466)  $    (4,245,135) $   (15,435,005)  $   (12,435,629)   $  (58,704,031)
                                       ================  ================ ================  ================   ===============


Net loss per common and common-
  equivalent share - basic and diluted $         (0.37)  $         (0.34) $         (1.22)  $         (1.01)
                                       ================  ================ ================  ================

Weighted average common and
  common-equivalent shares
  outstanding - basic and diluted           12,696,200        12,321,200       12,664,900        12,283,800
                                       ================  ================ ================  ================

               See accompanying notes to financial statements.

                           NPS PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)


                                                                Nine Months Ended September 30,        October 22, 1986
                                                           ---------------------------------------   (inception) through
                                                                 1999                 1998            September 30, 1999
                                                           -----------------    ------------------   ---------------------
Cash flows from operating activities:
  Net loss                                                 $     (15,435,005)   $      (12,435,629)   $        (58,704,031)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                    880,000               810,000               6,392,804
    Gain on sale of equipment                                         (4,000)                    -                 (33,909)
    Issuance of stock in lieu of cash for services                   105,357                95,650               1,033,061
    Compensation expense reported on cashless
      exercise of options                                             50,784                     -                  50,784
    Amortization of deferred compensation                                  -                     -                 766,500
    Decrease (increase) in receivables                                (3,485)              298,876                (103,485)
    Decrease (increase) in other current assets                       42,576                93,750                (113,674)
    Increase in other assets                                               -                     -                  (6,867)
    Increase (decrease) in accounts payable and
      accrued expenses                                               101,149               406,483               2,324,612
    Increase (decrease) in deferred income                          (382,500)             (300,000)                292,500
                                                           -----------------    ------------------   ---------------------
      Net cash used in operating activities                      (14,645,124)          (11,030,870)            (48,101,705)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities          4,706,548            (2,132,720)            (15,012,353)
  Acquisition of equipment and leasehold improvements               (579,507)           (1,324,472)             (9,865,937)
  Proceeds from sale of equipment                                      4,000                     -               1,079,621
                                                           -----------------    ------------------   ---------------------
    Net cash provided by (used in) investing activities            4,131,041            (3,457,192)            (23,798,669)

Cash flows from financing activities:
  Proceeds from note payable to bank                                       -                     -                 123,855
  Proceeds from issuance of preferred stock                                -                     -              17,581,416
  Proceeds from issuance of common stock                             310,207               378,529              69,639,045
  Proceeds from long-term debt                                             -                     -               1,166,434
  Principal payments on note payable to bank                               -                     -                (123,855)
  Principal payments under capital lease obligations                 (17,587)              (28,268)             (1,437,588)
  Principal payments on long-term debt                                (8,567)             (246,610)             (1,363,738)
  Repurchase of preferred stock                                            -                     -                (300,000)
                                                           -----------------    ------------------   ---------------------
    Net cash provided by financing activities                        284,053               103,651              85,285,569
                                                           -----------------    ------------------   ---------------------

Net increase (decrease) in cash and cash equivalents             (10,230,030)          (14,384,411)             13,385,195

Cash and cash equivalents at beginning of period                  23,615,225            36,103,533                       -
                                                           -----------------    ------------------   ---------------------

Cash and cash equivalents at end of period                 $      13,385,195    $       21,719,122    $         13,385,195
                                                           =================    ==================   =====================


                See accompanying notes to financial statements.

                           NPS PHARMACUETICALS, INC.
                        (a Developmental Stage Company)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                Nine Months Ended September 30,        October 22, 1986
                                                           ---------------------------------------   (inception) through
                                                                 1999                 1998            September 30, 1999
                                                           ------------------   ------------------   ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                     $            3,759   $           13,180   $            705,575
Cash paid for taxes                                                                                             1,017,765

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                                 -                    -              1,477,809
Acquisition of leasehold improvements through
  incurrence of debt                                                        -                    -                197,304
Issuance of preferred stock for stock subscription
  receivable                                                                -                    -              4,000,000
Accrual of deferred offering costs                                          -                    -                150,000
Increase (decrease) in other comprehensive income -
  unrealized gain on marketable investment securities                 (58,236)                   -                 52,116

               See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited financial statements of NPS Pharmaceuticals, Inc. ("NPS" or the "Company") reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K/A for 1998 which includes the audited financial statements and the notes thereto for the year ended December 31, 1998.

(2)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows:

                                                 Three months ended    Three months ended
                                                September 30, 1999    September 30, 1998
                                              ---------------------   -------------------
Net loss.....................................           $(4,670,466)          $(4,245,135)
Increase in unrealized gain on marketable
 investment securities, net..................                22,209                ------
                                              ---------------------   -------------------
Comprehensive loss...........................           $(4,648,257)          $(4,245,135)
                                              =====================   ===================

                                                 Nine months ended     Nine months ended
                                                September 30, 1999    September 30, 1998
                                              ---------------------   -------------------
Net loss.....................................          $(15,435,005)         $(12,435,629)
Decrease in unrealized gain on marketable
 investment securities, net..................               (58,236)               ------
                                              ---------------------   -------------------
Comprehensive loss...........................          $(15,493,241)         $(12,435,629)
                                              =====================   ===================

(3)  Loss Per Common Share

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options outstanding) of approximately 2.3 million and 2.1 million shares at September 30, 1999 and 1998, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(4)  Operating Segment

     The Company is engaged in the discovery and development of prescription drugs and in its current state of development considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying financial statements.

(5)  Merger

     On September 27, 1999, NPS entered into a definitive agreement for a stock for stock merger with Allelix Biopharmaceuticals Inc. ("Allelix"), a Canadian company. NPS will be the surviving company and the combined company will operate as NPS Pharmaceuticals, Inc. in the U.S. and as NPS Allelix Inc. in Canada. The merger takes the form of a Plan of Arrangement under Canadian law and requires Canadian judicial review. The merger is subject to approval by the shareholders of Allelix and the issuance of shares by NPS is subject to approval of the Shareholders of NPS. The merger is expected to close no later than January 31, 2000.

     NPS will issue approximately 6.5 million shares of common stock to Allelix common shareholders at an exchange ratio of 0.3238 shares of NPS common stock for each outstanding share of Allelix stock. One million shares of NPS common stock will be reserved for issuance to the holders of Allelix options, warrants, and preferred stock at the same exchange ratio. Under the arrangement, Allelix shareholders that are U.S. residents will receive NPS common shares. Allelix shareholders that are Canadian residents can elect to receive either NPS common shares or shares of an NPS subsidiary that are exchangeable one-for-one into NPS common shares. NPS common shares will continue to trade on the Nasdaq Stock Market, while the exchangeable shares will be listed on The Toronto Stock Exchange. The transaction will be accounted for by the Company under the purchase method of accounting.

(6)  Plan of Termination

     Effective September 30, 1999, the Company terminated the employment of 39 research and administrative employees. The Company recorded a liability of $1.1 million for severance benefits for these employees which will be paid during the fourth quarter of 1999. Approximately 90% of this amount was included in research and development expense and 10% in general and administrative expense as of September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THIS DOCUMENT AND IN OUR ANNUAL REPORT ON SEC-FILED FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1998 UNDER THE HEADING "RISK FACTORS."

Overview

     On September 27, 1999, we entered into a definitive agreement to merge with Allelix. The transaction was reported on Form 8-K filed on October 1, 1999.

     Additionally, during the third quarter, we restructured our operational functions in order to focus more on later-stage clinical programs and less on earlier-stage discovery programs. As part of this restructuring we terminated the employment of 39 research and administrative employees effective as of September 30, 1999. We recorded a liability of approximately $1.1 million as of that date for severance benefits for these employees. We included approximately 90% of this amount in research and development expense and 10% in general and administrative expense as of September 30, 1999.

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through September 30, 1999 of $58.7 million, net of cumulative revenues from research and license agreements of $54.8 million. We expect to incur significant operating losses over at least the next several years as we continue our research activities and our preclinical and clinical development activities. Substantially all our revenues are derived from license fees, milestone payments, and research and development support payments from licensees and these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

     Revenues were $915,000 for the quarter ended September 30, 1999 compared to $887,500 for the quarter ended September 30, 1998, and $2.7 million for each of the nine-month periods ended on those dates. Most of our revenues for each of these periods were derived from research, development, and license agreements with SmithKline Beecham Corporation, Kirin Brewery Company, Ltd., and Amgen Inc. See "Liquidity and Capital Resources" below for further discussion of payments that may be received in the future under these agreements.

     Research and development expenses decreased to $4.6 million for the quarter ended September 30, 1999, from $4.7 million in the comparable period of 1998, and increased to $15.0 million for the nine-month period ended September 30, 1999, from $13.2 million in the comparable period of 1998. The increase in research and development expenses during the nine-month period of 1999 was principally due to the costs incurred during the first half of 1999 for the conduct of clinical trials for NPS 1776 which commenced in the third quarter of 1998. Those clinical trials were substantially completed before the third quarter of 1999. Research and development expenses include approximately $980,000 for severance benefits for the three-month and nine-month periods ended September 30, 1999. Development expenses may increase in the future if we choose to conduct increasingly expensive later-stage clinical trials and if we start clinical trials for new product candidates. We may choose not to start certain clinical trials in order to limit such expenses and to conserve cash for future operations. Such actions could substantially delay the development and potential commercialization of our product candidates currently in development.

     General and administrative expenses were $1.3 million for the quarters ended September 30, 1999 and 1998, and increased to $4.4 million for the nine-month period ended September 30, 1999, from $4.2 million in the comparable period of 1998. General and administrative expenses include approximately $110,000 for severance benefits for the three-month and nine-month periods ended September 30, 1999. We expect that general and administrative expenses will increase only modestly in the future and then only in response to need for support of any increase in research and development activities.

     Interest income decreased to $353,000 for the quarter ended September 30, 1999, from $844,000 for the comparable quarter of 1998 and to $1.3 million for the nine-month period ended September 30, 1999, from $2.3 million in the comparable period of 1998. These decreases were primarily due to decreases in the average balances of cash, cash equivalents, and marketable investment securities. We anticipate that interest income will decrease in the future as cash is utilized for operations.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30, 1999, we had recognized $54.8 million of cumulative revenues from payments for research support and license fees and $88.8 million in consideration for the sale of equity securities for cash and services. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $28.4 million at September 30, 1999.

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham. The payments are scheduled to aggregate $2.9 million from October 1999 through the scheduled expiration dates of the respective agreements in December, June, and October 2000. In addition, SmithKline Beecham will purchase 249,000 shares of NPS common stock on November 1, 1999, at a premium to the market price. There can be no assurance that our licensees will not terminate their respective agreements with us and thereby terminate their obligations to make support payments in the future.

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

     We have entered into sponsored research and license agreements that obligate us to make research support payments to academic and/or commercial research institutions. Additional payments may be required upon the accomplishment of research milestones by the institutions, or as license fees or royalties to maintain the licenses. As of September 30, 1999, we had a total commitment of approximately $1.0 million for future research support payments. We expect to enter into additional sponsored research and license agreements in the future.

     As of September 30,1999, our investment in leasehold improvements, equipment, and furnishings was $4.1 million, net of accumulated depreciation and amortization. Additional equipment and facilities may be needed if we increase our internal research and development activities, a portion of which may be financed with debt or leases.

     We expect to maintain operations for at least the next 24 months utilizing existing capital resources, including interest earned thereon, expected research and development support payments, milestone payments, equity purchases from licensees, and our management of expenditures. After the closing of the merger with Allelix and the restructuring, we expect to maintain operations for at least the same period of time utilizing the described resources on a combined basis. A reduction in the expected amount of research and development support payments, milestone payments, or equity purchases may shorten the period during which we could maintain our operations or require us to reduce operations. Additionally, actual needs are dependent on numerous factors, including our progress toward developing and commercializing products. Furthermore, in the event we in-license or otherwise acquire a product candidate, substantial expenditures for developing and commercializing the product candidate would be required. Finally, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product in such licensee's respective territory.

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

Certain Business Risks

     The Arrangement and an investment in securities of NPS involve certain risks and uncertainties, including risks related to the integration of NPS and Allelix, risks associated with a fixed Exchange Ratio, risks relating to the respective businesses of NPS and Allelix and other risks and uncertainties discussed under "Risk Factors" in the Proxy Statement related to the merger and in the documents incorporated therein by reference.

     We are currently in the early stage of product development. NPS 1506, NPS 1776, and compounds for the treatment of HPT are the only product candidates in clinical development by us or our licensees. There is no guarantee that NPS 1506, NPS 1776, or any compound for Hyperparathyroidism ("HPT") will prove to be safe or effective or that back-up or later generation compounds will be identified or taken into clinical trials or if so identified and so tested, that the compounds will be found to be safe, effective, or marketable. All of our remaining technologies are in preclinical stages and will require significant additional research and development efforts before any commercial use. Because we have granted exclusive development, commercialization, and marketing rights in the fields of HPT and osteoporosis, the success of these programs is primarily dependent upon the efforts of Amgen, Kirin, and SmithKline Beecham. Furthermore, the merger with Allelix involves a high amount of risk. There can be no certainty that we will be successful in integrating the two companies and achieving the anticipated benefits of such merger.

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


                                    PART II
Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          --------
          27.1 Financial Data Schedule for the nine months ended September 30, 1999.

     (b) Reports on Form 8-K.  The Company filed one report on Form 8-K, dated
         -------------------
October 1, 1999, reporting the merger between NPS and Allelix, and including a copy of the Arrangement Agreement dated September 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NPS Pharmaceuticals, Inc.



Date:  October __, 1999       By:______________________________________________
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  October __, 1999       By:______________________________________________
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)