Form 10-K
period 1999-12-31
NPS PHARMACEUTICALS INC
filed 2000-03-30
CIK 890465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________________ to ________________.

                       Commission File Number   0-23272
                                                -------

                           NPS PHARMACEUTICALS, INC.
            (Exact name of Registrant as specified in its charter)

               Delaware                                   87-0439579
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

 420 Chipeta Way, Salt Lake City, Utah                    84108-1256
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $508,022,829.75 as of March 1, 2000, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market and The Toronto Stock Exchange, on such date./1/

   The number of shares of Common Stock outstanding as of March 1, 2000 was 20,136,465, which includes 2,645,163 Exchangeable Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this report on Form 10-K incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 24, 2000 which will be filed with the Securities and Exchange Commission.



---------------
/1/ Excludes 1,771,019 shares of Common Stock held by directors and officers as of March 1, 2000. The determination of affiliate status is not a conclusive determination for other purposes.

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

                                    PART I

ITEM 1.  Business

Overview

     NPS Pharmaceuticals, Inc. is a biopharmaceutical company with headquarters in Salt Lake City, Utah, and additional operations in Toronto (Mississauga), Ontario, Canada. We conduct our operations in Canada under the name "NPS Allelix Corp." We engage in drug discovery and development of small, orally active drug products and recombinant peptides. We use a blend of partnered initiatives and internal efforts to fund and pursue our discovery, development and marketing efforts.

     On December 23, 1999 we acquired Allelix Biopharmaceuticals Inc., a biopharmaceutical company based in Ontario, Canada. Under the arrangement, Allelix shareholders who were U.S. residents received NPS common shares.
Allelix shareholders who were Canadian residents could elect to receive either NPS common shares or shares of NPS Allelix Inc., the Canadian parent of NPS Allelix Corp. and a subsidiary of NPS, that are exchangeable one for one into NPS common shares. The exchangeable shares are, as nearly as practicable, the functional and economic equivalent of NPS common shares. NPS common shares trade on Nasdaq under the symbol "NPSP", while shares of NPS Allelix Inc., which mirror the NPS common shares, trade on The Toronto Stock Exchange under the symbol "NX".

     At the conclusion of the acquisition the name of Allelix Biopharmaceuticals was changed to NPS Allelix Corp. The discussion contained in this section reflects the combined company and generally does not distinguish between what was formerly NPS's business and what was formerly Allelix's business.
References to "us," "we" or "NPS" refer to the combined company.

     We are engaged in the discovery and development of human pharmaceuticals that are intended to address a variety of important diseases. Our most advanced programs focus on the development of human pharmaceuticals for the treatment of hyperparathyroidism and osteoporosis. We also have ongoing development efforts for drugs to treat gastrointestinal disorders and disorders of the central nervous system, including neuroprotection in stroke and head trauma as well as epilepsy and bipolar disorder. In addition, we are pursuing several discovery programs that are extensions of our research on calcium receptors and ion channels, and we periodically consider other product candidates in later stages of development for potential in-license or collaboration opportunities.

     We currently have three products in late-stage human trials: a second generation calcimimetic for hyperparathyroidism, ALX1-11, a form of recombinant human parathyroid hormone for osteoporosis, and ALX-0600 for short bowel syndrome and intestinal atrophy due to chemotherapy treatment.

     We have partnered with Amgen Inc. and Kirin Brewery Company, Ltd. in our calcimimetic program for hyperparathyroidism. Calcimimetics are small molecules that stimulate calcium receptors on parathyroid cells to regulate the secretion of parathyroid hormone. Amgen is currently conducting Phase II safety and efficacy trials under the calcimimetic program. The hyperparathyroidism program arose from our pioneering work on a cell surface receptor, termed the "calcium receptor." This receptor senses levels of extracellular calcium and plays a key role in regulating the amount of calcium in the bloodstream which is involved in numerous physiological processes.

     We are approaching osteoporosis on two fronts: development of injectable recombinant parathyroid hormone and development of small molecule therapeutics. We are preparing to start Phase III clinical trials with ALX1-11 in which we will evaluate safety and efficacy on a large scale. We also have a collaboration with SmithKline Beecham centered on discovery and development of small molecules active at the calcium receptor of parathyroid tissue for the treatment of osteoporosis.

     Our efforts to develop therapeutics to treat gastrointestinal disorders are focused on the development of ALX-0600. This product is an analog of the natural peptide hormone, glucagon-like peptide-2, which we believe has significantly enhanced biological activity.

     Our most advanced central nervous system programs focus on neuroprotection, epilepsy and bipolar disorder and migraine. Our neuroprotection program is based on our work on small molecules with novel activity on a cell receptor on brain cells referred to as the N-methyl-D-aspartate subtype of glutamate receptor-operated calcium channels. This technology forms the basis for our neuroprotection program for ischemic stroke and head trauma. We have completed Phase I trials and are seeking a development partner before proceeding further. The epilepsy/bipolar disorder program is based on our work on small molecules that belong to the same chemical class as valproic acid but are structurally distinct and have different biological properties. We have conducted Phase I safety trials in humans with NPS 1776, our lead product candidate. We have licensed the rights to this program to Abbott Laboratories who will now assume full responsibility for the development and commercialization of NPS 1776. The migraine program focuses on our search for products that are selective for specific cell receptors on human blood vessels and are hypothesized to reduce serious side effects of other current migraine drugs. We have conducted a Phase I safety study with the lead product candidate and are actively seeking a development partner to further the migraine program.

Clinical Development Programs and Partnered Preclincal Programs

The following chart summarizes the status of our clinical development programs and partnered clinical programs:

Development Program      Compound           Classification            Status (1)      Commercial Rights

Hyperparathyroidism
 Primary              Calcimimetics   Parathyroid hormone           Phase II         Amgen, Kirin
                                      release inhibitors

 Secondary            Calcimimetics   Parathyroid hormone           Phase II         Amgen, Kirin
                                      release inhibitors

Osteoporosis
 Increased bone       ALX1-11         Recombinant human             Phase III        NPS
 mineral density and                  parathyroid hormone
 fracture reduction                   (injectable)

 Increased bone       Calcilytics     Endogenous parathyroid        Preclinical      SmithKline, NPS
 mineral density and                  hormone release stimulators
 fracture reduction                   (oral)

Gastrointestinal
 Disorders
 Short bowel          ALX-0600        Glucagon-like peptide 2       Phase II         NPS
 syndrome                             analog

Central Nervous
 System Disorders
 Stroke, head         NPS 1506        N-methyl-D-aspartate          Phase Ib         NPS
 trauma                               receptor antagonists

 Epilepsy, bipolar    NPS 1776        Valproic acid                 Phase Ib         Abbott
 disorder                             substitute

 Migraine             ALX 0646        5HT B Selective agonist       Phase I          NPS


__________________
(1) Preclinical means that a product is undergoing efficacy and safety evaluation in laboratory testing and animal testing in preparation for clinical trials.

Phase I-III clinical trials denote safety and efficacy tests in humans as follows:
 . Phase I:  Evaluation of safety and dosing tolerability at several dose levels in healthy volunteers.
 . Phase Ib:  Additional evaluation of safety and dosing tolerability at several dose levels in healthy volunteers.
 . Phase II:  Evaluation of safety, and efficacy in patients having the target disease or disorder.
 . Phase III: Larger scale evaluation of safety and efficacy at several dose levels in patients having the target disease or disorder.

Hyperparathyroidism Program

     Overview. Hyperparathyroidism is typically characterized as being either primary or secondary. Primary hyperparathyroidism is an age-related disorder that results from excessive secretion of parathyroid hormone. Parathyroid hormone acts in the kidney and on bone to elevate the levels of calcium in the blood. Symptoms of primary hyperparathyroidism may include bone loss, muscle weakness, depression, and cognitive dysfunction. There are currently no pharmaceutical therapies for the treatment of primary hyperparathyroidism. In severe cases, surgical removal of the affected parathyroid gland from the neck region is the only effective treatment.

     Secondary hyperparathyroidism results from other disease states and is most often associated with renal failure. Symptoms of secondary hyperparathyroidism include excessive bone loss, bone pain, and chronic, severe itching. Secondary hyperparathyroidism affects the vast majority of dialysis patients. Studies have shown that secondary hyperparathyroidism develops early in the course of renal failure, before patients start dialysis. Current treatments for secondary hyperparathyroidism address the disease indirectly and involve drug therapy with phosphate binders and/or Vitamin D. We believe that these therapies have certain disadvantages. For example, phosphate binders are not well tolerated by many people and calcitriol often leads to hypercalcemia and hyperphosphatemia, which can exacerbate the underlying disease and in many patients is ineffective. In severe cases, surgery may be required to remove all or some of the parathyroid glands.

Calcimimetics

     The results of preclinical and human clinical trials conducted by us, Kirin, and Amgen have indicated that calcimimetic compounds could be effective in treating both types of hyperparathyroidism. We have entered into agreements with Amgen and Kirin relating to the development and commercialization of these calcimimetic compounds for treating hyperparathyroidism.

     Development Status. Amgen began Phase II dosing and safety trials in primary and in secondary hyperparathyroidism in 1998 with a second generation compound licensed from NPS. These trials are presently ongoing. In 1998, Amgen completed a Phase I safety trial of this second generation compound. Early in the calcimimetic program, we conducted a series of trials with Amgen with a first generation calcimimetic. These trials included two Phase I safety and tolerance studies, a multisite Phase I/II study in women with mild, primary hyperparathyroidism and a pilot Phase I/II study in kidney dialysis patients with secondary hyperparathyroidism. Kirin has conducted clinical trials for the first generation calcimimetic in Japan, including a Phase I/II study in dialysis patients with secondary hyperparathyroidism. We believe the second-generation compound has a more favorable metabolic and kinetic profile than the first generation calcimimetic in the hyperparathyroidism patient population. Kirin is also developing the second generation compound. Amgen's and Kirin's clinical trials may not, however, proceed as indicated and no product for the treatment of hyperparathyroidism may prove safe and effective, meet applicable regulatory standards, or be successfully marketed. Amgen and Kirin are obligated to pay us royalties and milestone payments for the use and sale of calcimimetics.

Osteoporosis Program

     Overview. Osteoporosis is characterized by a loss of bone mass and bone mineral density which increases the risk of fractures. Experts believe osteoporosis affects more than 200 million people worldwide. In women, this condition typically occurs after menopause and the complications from the resulting fractures can lead to hospitalization and death. Approximately 20% of osteoporosis patients are male.

     Demographic studies have shown that 50% of women over the age of 50 will suffer an osteoporosis-related fracture during their lifetime. In North America, 1.5 million individuals sustain a fracture related to this disease each year, including 300,000 hip fractures, resulting in a significant economic burden on the health care system. The National Osteoporosis Foundation in the United States estimates that a woman's risk of suffering a hip fracture is equal to her combined risk of developing breast, uterine and ovarian cancer. The National Institutes of Health estimate that, on a worldwide basis, more than 200 million people suffer from reduced bone mass, which contributes to more than 4 million fractures annually. Mortality in the first year following a hip fracture is 15% to 20%. The successful treatment of osteoporosis would result in the reduction of bone fractures, significantly improving quality of life and reducing health care costs associated with treatment and chronic care.

     Traditional treatments for osteoporosis include calcium supplements, Vitamin D compounds, estrogen replacement therapy, calcitonin, diet and exercise. In addition, a class of drugs known as bisphosphonates has been developed which slows the resorption of bone and, over several years, can increase bone mass by amounts ranging from 3% to 8%. Alendronate, marketed by Merck and Co., Inc. under the brand name Fosamax, is the most recently approved bisphosphonate and has demonstrated an increase in bone mineral density of 8% over three years and a reduction in the incidence of bone fractures by 50%. However, there is a widely recognized need among health care professionals for a treatment that can prevent fractures by more rapidly replacing lost bone. We believe that ALX1-11, may address this need. If approved for commercial sale, ALX1-11 would be positioned as a therapy for postmenopausal osteoporosis in patients who either have suffered a fracture due to osteoporosis or have been diagnosed as having significantly decreased bone mass and, therefore, are at increased risk for a fracture.

ALX1-11

     We are developing ALX1-11, an injectable form of recombinant human parathyroid hormone, as a treatment for postmenopausal osteoporosis. Parathyroid hormone plays an important role in the regulation of bone mineral metabolism in the body. Recently published studies have shown that parathyroid hormone has a marked stimulatory effect on new bone formation in animals when administered as a single daily injection. Furthermore, several clinical investigators have demonstrated in independent studies that a fragment of the parathyroid hormone molecule enhances bone formation in humans. We believe that these results, published over the past 20 years, suggest that parathyroid hormone is able to reverse bone loss in people who suffer from osteoporosis. We also believe that parathyroid hormone increases the number of bone-forming cells and may also increase the activity of such cells. We confirmed the increase in bone density observed in earlier studies in a Phase II safety and efficacy trial. ALX1-11 may, therefore, represent a significant treatment alternative for osteoporosis sufferers.

     Development status. In 1994, we conducted a Phase I clinical trial in The Netherlands that demonstrated the safety of ALX1-11 in humans. We initiated the Phase II clinical trial for ALX1-11 in June 1995 in 18 centers throughout Canada and the United States. The trial involved over 200 women suffering from postmenopausal osteoporosis. The trial was a double blind, placebo-controlled, dose-ranging safety and efficacy study and the course of treatment was 12 months. Patients self-administered one of three different dosages of ALX1-11 or a placebo by injection under the skin in a manner similar to self-administered daily insulin injections by diabetics. The goal of the clinical trial was to compare the relative effectiveness of the three dose levels on spinal bone mineral density. Blood samples were taken in the clinical trial to monitor the effects of the drug on several biochemical markers of bone growth and bone metabolism.

     In June 1996, we entered into a collaboration agreement with Astra AB for the development and commercialization of ALX1-11 for osteoporosis. We completed the Phase II trial in February 1997. The results of the Phase II study demonstrated an average increase in bone mineral density of nearly 7% in the spine over the twelve month period of the study. The final report was submitted to Astra AB in June 1997 and Astra AB conveyed to us its decision to conduct a Phase III trial with ALX1-11 in September 1997. In September 1998, Astra notified us that it would return all of the assets associated with the program and all related intellectual property rights to us at no cost and paid a cancellation penalty.

     We intend to begin a Phase III safety and efficacy trial with ALX1-11 in the U.S. and Canada in the first half of 2000. The Phase III study will be a double blind, placebo-controlled study measuring increases in bone mineral density and reductions in clinical fractures.

     Since parathyroid hormone is a protein, it must be administered by subcutaneous injection at the present time. We believe there is at least one company testing an injectable formulation of a drug candidate similar to ALX1-11. Alternative routes of administration such as inhalation or intranasal may be feasible. A number of companies are investigating alternative routes of administration for a variety of peptides. In particular, insulin has been shown to be absorbed by the inhalation route and calcitonin is commercially available in an intranasal form. We believe that there is at least one company working on an inhalation form of parathyroid hormone. We do not know the feasibility of administering parathyroid hormone by one of these other routes.

SmithKline Beecham Collaboration

     In conjunction with SmithKline Beecham, we are also pursuing a treatment of osteoporosis focusing on small molecule drugs called calcilytic compounds that, in contrast to calcimimetic compounds, stimulate parathyroid hormone secretion. This novel approach, which is intended to manipulate the body's own parathyroid hormone reserves, could provide an effective anabolic therapy for osteoporosis by stimulating new bone formation and replacing bone that has been lost to the disease.

     While chronically high levels of parathyroid hormone are known to cause bone loss, parathyroid hormone levels fluctuate daily and we think this plays a key role in regulating the balance between bone resorption and bone formation. Recent studies by us in animals and in humans have shown that daily injections of exogenous parathyroid hormone are sufficient to cause a transient increase in circulating parathyroid hormone levels, resulting in significant stimulation of new bone formation. Animal studies have evaluated the structural integrity of this newly formed bone and have found that the increases in bone mass achieved with parathyroid hormone injections are accompanied by improvements in biomechanical strength and in certain indices of bone structure thought to be related to biomechanical strength.

     In studies on animals, our scientists, together with SmithKline Beecham, have demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of small molecules which act as calcimimetics. Increased levels of parathyroid hormone achieved by this mechanism are equivalent to levels of parathyroid hormone achieved by an injection of parathyroid hormone sufficient to cause bone growth. We believe that orally administered, calcilytic drugs that act on the parathyroid cell calcium receptor to increase parathyroid hormone release from the body's own parathyroid hormone reserves could provide a cost-effective means of intermittently increasing parathyroid hormone levels.

     Preclinical Research Status.   In January 1996, we received the first
milestone payment of $3.0 million from SmithKline Beecham for progress made in our osteoporosis collaboration. Medicinal chemistry efforts are being applied to various lead compounds with the goal of identifying product candidates. We have produced a cell line that expresses the human parathyroid calcium receptor and that serves as a tool for the high throughput screening of compounds to identify new drug candidates. We continue to screen SmithKline Beecham and NPS compound libraries to discover, identify, and characterize additional compounds with calcilytic activity. We are also involved with SmithKline Beecham in medicinal chemistry efforts to optimize compound leads obtained from such screening activities. We are not certain that lead compounds will be identified, that development activities will proceed, or that these candidates will prove safe or effective, meet applicable regulatory standards, or be successfully marketed

Gastrointestinal Disorders

Short Bowel Syndrome

     Approximately 20,000 to 40,000 patients in North America have undergone surgical removal of a portion of the small intestine because of gastrointestinal problems that cause the intestine to malfunction. Patients with this condition often do not have enough small intestine remaining after removal to allow for the absorption of sufficient nutrients from the diet since the epithelium of the small intestine is the primary site of nutrient absorption. This results in a condition known as short bowel syndrome. There are currently no effective therapies available for enhancing the growth and repair of the small intestine epithelium. In extreme cases, the remaining intestine is no longer able to perform its normal function of transporting vital nutrients into the blood stream. Patients with short bowel syndrome often must be fed intravenously by a technique called total parenteral nutrition for a period of time and, in some cases, permanently. Total parenteral nutrition costs can exceed $100,000 annually per patient.

ALX-0600

     We are currently developing ALX-0600. This drug candidate is an analog of Glucagon-Like Peptide-2, a naturally occurring hormone having 33 amino acids.
We are developing ALX-0600 for the treatment of short bowel syndrome. A published study by one of our academic collaborators demonstrated that the use of ALX-0600 in animals resulted in a marked stimulatory effect on the rate of growth of epithelial cells lining the small intestine. In this study, ALX-0600 induced an approximately 50% increase in weight of small intestine epithelium within ten days of administration. We believe that ALX-0600 may have the ability to induce a similar effect in humans. Furthermore, the growth-promoting properties of ALX-0600 appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby reducing the risk of adverse side effects.

     We are presently conducting a pilot Phase II safety and efficacy study with ALX-0600 in patients with short bowel syndrome. In November 1999, we entered into an agreement with the Canadian government through a program known as Technology Partnerships Canada. Under the agreement, the Canadian government will reimburse us up to (Cdn) $8.4 million for qualified costs related to research and development of ALX-0600. As a result of the funding, we will pay a royalty to the Canadian government on the sale or license of any product developed from the funded research.

     We are also investigating the use of ALX-0600 for the replenishment of epithelial cells of the small intestine which are damaged by chemotherapy treatment for cancer. ALX-0600 may be suitable as an adjunct therapy to cancer chemotherapy if it can ameliorate the toxic gastrointestinal side effects of cancer chemotherapy, thereby improving patient compliance with the chemotherapy regimen and possibly allowing for dose escalation of the chemotherapy agent.
The patients that would benefit from such an adjunctive therapy are those patients receiving 5-fluorouracil, administered to approximately 1 million patients per year, or CPT-11, administered to approximately 500,000 patients per year and increasing. Approximately 16% and 50% of patients receiving these respective therapies experience extreme gastrointestinal side effects sufficient to warrant treatment with an agent such as ALX-0600, should its safety and efficacy be proven in clinical trials.

     We licensed the rights to ALX-0600 from an academic collaborator who is entitled to participate in the proceeds of commercialization of the product candidates, if successfully developed and approved. We completed a Phase I clinical trial of ALX-0600 in healthy subjects in November 1998. We are developing a recombinant production system that may be used to produce the product.

Central Nervous System Disorders

Neuroprotection Program:  NPS 1506

     Overview. Stroke is the third leading cause of death in the United States, with over 500,000 cases reported each year. In stroke, a blood vessel becomes blocked, which leads to inadequate blood supply to the brain, a condition sometimes referred to as ischemia. Many stroke victims survive and approximately 100,000 to 150,000 per year are left severely and permanently disabled by nerve damage resulting from stroke. Much of this damage occurs within the first 24 to 48 hours after the stroke and is caused in part by the excessive release of glutamate and the resultant influx of calcium into nerve cells. Published research in animals has shown that much of this damage can be prevented by blocking the influx of calcium into cells, particularly, the influx that results from activation of N-methyl-D-aspartate receptor-operated calcium channels. Calcium influx resulting from the activation of these channels also appears to cause the neuronal damage associated with head trauma. Approximately two million traumatic brain injuries occur each year in the United States, with 25% of these injuries requiring hospitalization, and about 1% resulting in death.

     Certain medical procedures are associated with an increased risk of stroke. For example, strokes occur in 3% to 7% of coronary artery bypass, carotid endarterectomy, and heart valve replacement surgeries. Mild to severe central nervous system dysfunction occurs in up to 80% of these procedures. Researchers think this results from multiple micro strokes caused by the release of numerous tiny blood clots into the bloodstream. Our research indicates that it might be possible to lessen the severity of neuronal damage and cognitive impairment that occurs as a result of these procedures by using a prophylactic treatment with neuroprotective compounds.

     N-methyl-D-aspartate receptor-operated calcium channels play critical roles in normal excitatory neurotransmission and in events that lead to much of the neurological damage associated with stroke and head trauma. Several pharmaceutical companies have recognized the potential of these receptor-operated calcium channels as molecular targets. These companies have begun development of drugs to treat neurological disorders and have identified various lead compounds. However, no such drug has successfully completed clinical trials or been marketed. Work in this field is all the more challenging because these receptor-operated calcium channels are also the site of action of phencyclidine, often referred to as PCP or angel dust, and most clinically tested compounds that target these calcium channels exhibit undesirable phencyclidine-like side effects inducing symptoms of psychosis. There are currently no safe or effective neuroprotective therapeutics available that slow or stop the progression of brain damage once a stroke or head trauma has occurred.

     We have demonstrated significant neuroprotectant activity in certain animal models of ischemic stroke and head trauma through systemic administration of our class of lead compounds, particularly NPS 1506. In these animal studies, we still observed significant neuroprotectant activity when administration of the compound was delayed for two hours following the ischemic event. In addition, our compounds have not exhibited phencyclidine-like side effects in a variety of studies in animal models intended to identify those effects.

     Development Status. In July 1997, we began a Phase I clinical trial for NPS 1506 in healthy male volunteers. This trial was completed in early 1998. Results of the trial indicated that the drug was safe and well tolerated. In addition, we began a Phase Ib study in patients who have suffered a stroke within a 48-hour period to assess safety and tolerability of the drug in stroke patients. The clinical phase of this trial has been completed and we are evaluating the data. We are currently searching for a corporate partner to participate in the development of this program. Our ability to secure a development partner for this program will affect our development plan and time line for this program. There is risk that NPS 1506 and any other lead compounds will not advance through clinical development, will not prove to be safe or effective, will not meet applicable regulatory standards, or will not be successfully marketed.

Epilepsy and Bipolar Disorder: NPS 1776

     Overview-Epilepsy. Many types of epileptic seizures have been medically defined. They range from mild cases of nearly imperceptible behavior, such as staring into space, to dramatic "grand mal" seizures where consciousness is lost and the body convulses uncontrollably. In most cases of recurrent seizures, drugs are the treatment of choice, although in some extreme instances, neurosurgery may be an option. The most frequently used drug therapies include carbamazepine, phenytoin, valproate, barbiturates, and benzodiazepines. Roughly half of all epilepsy patients can control their seizures with available chemical therapies. However, other patients achieve less than adequate control. An estimated 15% of all patients are virtually resistant to drug treatment. Even when some level of seizure control is achieved, it often comes with the disadvantage of serious side effects.

     Overview-Bipolar Disorder. Bipolar disorder is part of a class of diseases referred to as affective illnesses or mood disorders. Affective illnesses include all forms of depression, dysthmia or chronic, moderate depression, manic disease, and bipolar disorder. The most responsive disease in this class of illnesses is bipolar disorder. Until recently, bipolar disorder was known as manic-depressive disorder. It is characterized by the occurrence of both manic and depressive states, usually in alternation. Bipolar disorder, like other mood disorders, is a lifetime illness with no known cure. As a result, the number of bipolar patients continue to increase each year. In the United States, approximately 17.5 million people have affective disorders. Of these, approximately 2.2 million to 2.6 million people have been diagnosed as having bipolar disorder.

     Development Status. Our scientists have identified a lead compound for the treatment of epilepsy. Our studies of this small, organic molecule, designated NPS 1776, show that it is effective in a number of animal models of epilepsy and that, importantly, there appears to be a wide margin between doses that control seizures and doses that produce side effects. The compound also exhibited a high margin of safety in animal models when compared to standard epilepsy treatments, including valproate, as measured by a lack of motor impairment side effects following drug administration. Recent research studies by others have indicated that some drugs normally used in seizure control can offer hope for many bipolar disorder patients. Valproic acid, for example, has received FDA approval for the treatment of manic episodes in bipolar disorder. NPS 1776 has the same broad spectrum of pharmocological activity in animals as valproic acid. Thus, we believe that NPS 1776 may be useful for the treatment of affective mood disorders such as bipolar disorder and for the treatment of epilepsy. However, we conducted specific studies that lead us to believe that NPS 1776 will provide a better safety profile in comparison to valproic acid, such as the lack of birth defect potential and liver damage.

     We completed a Phase I clinical trial in healthy male volunteers in December 1998 in the United Kingdom. The purpose of the trial was to evaluate the safety, tolerability and pharmacokinetics of NPS 1776. Our preliminary analysis of the data indicates that the drug was safe and well tolerated. We commenced a Phase Ib study in the United Kingdom in December 1998 to confirm safety and tolerability in volunteers receiving multiple doses of the drug. On March 20, 2000, we entered into an agreement with Abbott Laboratories in which we granted to Abbott the worldwide exclusive right to make, use, and sell NPS 1776 in return for Abbott's commitment to fund the further development of NPS 1776 and pay NPS milestone payments and royalties on future sales of NPS 1776. Future development of NPS 1776 will be dependent on the progress made by Abbott in its development efforts. There is a risk that NPS 1776 will not advance through clinical development, will not prove safe or effective, will not meet applicable regulatory standards, or will not be successfully marketed.

Other Programs

     We also have other early stage programs. For example, in the field of migraine we have completed a Phase I safety trial in the United Kingdom on a compound for which we are seeking a development partner. We are also working with Janssen Pharmaceutica N.V. to identify prospective drug candidates for schizophrenia and dementia. We continue to work with Eli Lilly to identify excitatory amino acid receptors as therapeutic targets for various central nervous system disorders. Finally, we have made advances in the elucidation of the neurophysiological roles of metabotropic glutamate receptors. Our scientists have cloned a novel metabotropic glutamate receptor located in the brain and thought to be linked to several central nervous system disorders. We have developed a screening technology for identifying molecules active at this receptor and at other metabotropic glutamate receptor subtypes and in fact have had success in identifying such molecules.

Discovery Programs

     We are actively engaged in other discovery programs that seek to identify molecular targets for the development of new drugs. These discovery programs are extensions of our discoveries in calcium receptors and ion channels.

In-licensing and Product Acquisition

     Periodically, we evaluate alternatives for acquisition of discovery technologies late-stage product opportunities. This evaluation includes the consideration of merger and acquisition candidates and the search for in-licensing or joint venture development candidates. An example of these efforts is the acquisition of Allelix Biopharmaceuticals Inc. in December 1999. There can be no assurance that we will be able to negotiate acceptable licenses and/or collaborative agreements in the future or that efforts under any license and/or collaborative agreement will be successful.

Collaborative Research, Development, and License Agreements

     We are pursuing research and product development on an independent basis and in collaboration with other companies. We currently have collaborative research, development, and/or license agreements with Amgen, Kirin, SmithKline Beecham, The Brigham and Women's Hospital, Inc., Eli Lilly, Janssen Pharmaceutica, and Abbott Laboratories.

Amgen Inc.

     We entered into a development and license agreement with Amgen, effective December 1995, which grants Amgen the exclusive right to develop and commercialize drugs for the treatment of hyperparathyroidism and indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea, and Taiwan. The license includes the second-generation compound currently in Phase II clinical trials for safety and efficacy at Amgen. Under the terms of the Amgen agreement, we may receive up to an aggregate of $43.5 million in license fees, equity purchases, and milestone payments, plus royalties from any future product sales. Amgen has assumed full control, authority, and responsibility for conducting, funding, and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the compounds in its territory. This includes conducting clinical trials and making regulatory submissions. Amgen paid NPS a license fee of $10.0 million and purchased one million shares of common stock for an aggregate purchase price of $7.5 million. The balance of the $43.5 million includes up to $26.0 million payable to us upon the achievement of specific development milestones. We have the option to participate under Amgen's direction in the clinical development of a drug for primary hyperparathyroidism. Amgen is required to reimburse us for our participation, limited to a total cost of $400,000 per year for a maximum period of five years. Amgen may terminate the agreement for any reason upon 90 days written notice. Termination of the agreement will result in the reversion of the technology, patent, and commercialization rights to us. In the event of termination of the license agreement with Kirin, Amgen would receive worldwide rights to develop and commercialize a drug for the treatment of hyperparathyroidism and other indications except osteoporosis. We are actively working with Amgen and Kirin to discover, identify, and characterize other second generation compounds.

Kirin Brewery Company, Ltd.

     In June 1995, we entered into a five-year collaborative research and license agreement with Kirin to develop and commercialize drugs for the treatment of hyperparathyroidism in Japan, China, Hong Kong, North and South Korea, and Taiwan. Under the terms of the Kirin agreement, we may receive up to an aggregate of $25.0 million in license fees, research support, and milestone payments plus royalties from any future product sales in exchange for exclusive rights to develop, manufacture, and sell compounds for the treatment of hyperparathyroidism in their territory. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in its territory. Kirin paid an initial license fee of $5.0 million and committed $7.0 million in research payments for research over five years. The Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. The remaining $13.0 million is payable to us upon achievement of specific development milestones in the United States and/or Kirin's territory. In October 1996, we earned our first milestone payment from Kirin in the amount of $2.0 million for the start of clinical trials in Japan. In December 1997, we received the second milestone payment from Kirin in the amount of $2.0 million for the commencement in Japan of a Phase II clinical trial for primary hyperparathyroidism. Kirin is required to pay all costs of developing and commercializing products within its territory and will pay royalties on any product sales. Kirin may terminate the Kirin agreement for any reason upon 90 days written notice. Termination of the Kirin agreement will result in Amgen receiving worldwide rights to develop and commercialize drugs for the treatment of hyperparathyroidism.

SmithKline Beecham Corporation

     In November 1993, we entered into a three-year collaborative research and license agreement with SmithKline Beecham to collaborate on the discovery, development, and marketing of drugs to treat osteoporosis and other bone metabolism disorders. Under the agreement, SmithKline Beecham has the exclusive license to the worldwide development and marketing of any calcium receptor-active compounds developed under this agreement that are useful for treating osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all product development including all human clinical trials and regulatory submissions. We have the right to copromote any resulting products in the United States. In 1992, S.R. One, an affiliate of SmithKline Beecham, purchased $2.0 million of NPS preferred stock. In 1993, at the time we entered into the agreement, S.R. One purchased an additional $7.0 million in equity of NPS and acquired $495,000 of NPS common stock in our initial public offering. All NPS preferred stock was converted into common stock upon the closing of our initial public offering.

     Under the terms of the SmithKline agreement, in addition to the $7.0 million equity purchase, SmithKline Beecham paid a $6.0 million license fee and agreed to make additional payments upon the achievement of specific milestones. A $3.0 million milestone payment was made in January 1996. In July 1995, we began receiving payments from them to support our research efforts and have recognized revenue of $10.4 million through 1999. In November 1997, the research term of the agreement was extended for an additional period of up to three years. Concurrently with the execution of the extension agreement, SmithKline Beecham purchased 160,000 shares of NPS common stock and an option to purchase an additional 204,000 shares in November 1998 and 249,000 shares in November 1999. SmithKline Beecham exercised both options and purchased the additional shares in 1998 and 1999, respectively. Research support payments are expected to be approximately $87,500 per quarter through October 2000 unless terminated earlier by SmithKline Beecham. We are entitled to royalties on sales of products for osteoporosis and other bone metabolism disorders developed by SmithKline Beecham under this agreement and a share of the profits from any copromotion of the products. The agreement may be terminated by SmithKline Beecham upon 30 days written notice, and we will have the right to extend this agreement for an additional period of time, provided that drug marketing has commenced. Under certain circumstances, we have the right to terminate the SmithKline agreement after October 2000. Termination of the SmithKline agreement will result in the return of our technology, commercialization, and patent rights in the licensed field of osteoporosis and other bone and mineral disorders, as well as all additional technology developed in the course of the collaboration.

Eli Lilly

     In December 1989, we entered into a research agreement with Eli Lilly under which our scientists collaborated with scientists from Lilly Research Laboratories in Indianapolis to develop a number of proprietary mammalian cell lines containing human glutamate or EAA receptors. This program is funded by Eli Lilly and, effective November, 1994, was extended to similar types of research activities. This program was again renewed in November 1998 for two years. We expect to receive approximately (Cdn) $2.7 million for work under this program through November 2000. If products are marketed and sold by Eli Lilly, royalty payments will be paid to us.

Janssen Pharmaceutica N.V.

     In October 1998, we entered into a collaborative agreement with Janssen Pharmaceutica N.V., a wholly owned subsidiary of Johnson & Johnson, for the research, development and marketing of new drugs for neuropsychiatric disorders. Under the terms of the agreement, Janssen Pharmaceutica paid an initial license fee of $2.0 million. We are entitled to annual research and development funding of $2.3 million for a minimum of two years and may receive milestone payments of up to $21.5 million which are dependent on successful achievement of clinical development benchmarks. We will receive royalties from the commercial sale of products resulting from the partnership. In addition, Janssen Pharmaceutica will assume responsibility for development of the compounds, including expenses. Janssen Pharmaceutica has the right to market products worldwide, subject to our option for co-promotion in Canada.

Abbott Laboratories

     On March 20, 2000, we entered into an exclusive license agreement with Abbott Laboratories for our compound NPS 1776 and related NPS molecules. This Agreement grants to Abbott Laboratories the exclusive worldwide right to develop and commercialize NPS 1776 for all indications. Abbott has committed to conduct and fund all preclinical development and, if warranted, clinical development activities for NPS 1776 and related molecules. We will participate with Abbott on a joint project review committee where we will observe the progress of Abbott during the first 24 months of the agreement and where we will review progress on Abbott's subsequent clinical development work plan. We will continue to prosecute all our worldwide patent applications for NPS 1776. We are entitled to receive up to $18 million in milestone payments upon the occurrence of certain specified events and to receive royalties on all sales of NPS 1776 and related NPS molecules. Abbott has the right to terminate the agreement at any time. Upon termination, all data and intellectual property will be returned to us. We have the right to institute binding alternative dispute resolution for return of the program and related technology in absence of development progress.

The Brigham and Women's Hospital, Inc.

     In February 1993, we entered into two agreements with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School: a sponsored collaborative research agreement, and a patent license agreement. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents jointly owned by Brigham and Women's and NPS. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research at Brigham and Women's that is sponsored by NPS. Brigham and Women's is also entitled to a royalty on sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. In February 1996, we reached an agreement with them to extend the research agreement for an additional year. This agreement was further amended, effective March 1, 1997, to extend the research agreement for an additional year and to update the amount of research support payments to be made by us for the final year of the agreement. Effective March 1, 1998, the research agreement was extended for an additional two years. We expect to extend the research agreement for an additional two years in the first half of 2000.

Patents and Proprietary Technology

     Our success will depend in part on our ability to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and other countries. Periodically, we file patent applications to protect technology, inventions, and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain our competitive position.

     We file patent applications in our own name, and when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, and recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal intellectual property rights related to processes, compounds, uses, and techniques related to calcium receptor science are now protected by issued United States patents. We intend to file additional patent applications relating to our technology and to specific products as appropriate.

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

     The pursuit of patent applications is intensely competitive for therapeutic products in our areas of research. A number of pharmaceutical companies, biotechnology companies, universities, and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude our applications and could result in a significant reduction in the coverage of the patents, if we seek them at all.

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

Manufacturing

     We anticipate that all products from our small molecule programs will be made by synthetic chemical manufacturing techniques. As such, we believe the compounds can be precisely defined and characterized and should have relatively low manufacturing costs compared to current pharmaceutical industry costs and compared to recombinant proteins that are produced by the fermentation methods common to currently available biotechnology products.

     We have no manufacturing facilities. Under the Amgen, Kirin, and SmithKline Beecham agreements, each licensee is responsible for the manufacture of the applicable product. We rely on other manufacturers to produce the proprietary compounds for research and development activities and in sufficient quantities for preclinical and clinical purposes. The proposed pharmaceutical products under development have never been manufactured on a commercial scale, and there can be no assurance that the products can be manufactured at a cost or in quantities to make them commercially viable. If we were unable to contract for a sufficient supply of compounds on acceptable terms, or if we should encounter delays or difficulties in relationships with manufacturers, our preclinical and clinical testing schedule would be delayed. That delay might postpone the submission of products for regulatory approval or the market introduction and subsequent sales of the products, which would have a materially adverse effect on our operations. Moreover, contract manufacturers that we may use must adhere to quality system regulations of the FDA.

     We currently produce some biological material at our Mississauga, Ontario site. Such materials are used in connection with our preclinical and clinical testing activities for our protein therapeutic programs. In addition, other material is obtained from contract production firms. For certain tests, material must be manufactured under good manufacturing practices of the FDA. We do not presently meet those requirements, as a result, materials for these tests are obtained through contracts with contract production firms. For example, in the protein therapeutics area, we have developed and implemented a production process for recombinant therapeutic proteins such as ALX1-11. We have also developed a proprietary production process whereby ALX1-11 may be produced by fermentation in accordance with good manufacturing processes. Clinical grade ALX1-11 has been produced for us by a supplier in accordance with the production specifications developed by us. We are currently reviewing alternatives to meet current and planned manufacturing needs for ALX1-11 and ALX-0600.

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

     The steps required before a pharmaceutical agent may be marketed in the United States include:

 .  preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies;
 . the submission of an Investigational new drug application to the FDA for human clinical testing, which must become effective before human clinical trials commence;
 .  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;
 . the submission of a new drug application to the FDA; and . FDA approval of the new drug application before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA.

     Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with FDA regulations and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their home countries, under reciprocal agreements with the FDA.

     Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to quality system regulations, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an investigational new drug application, the investigational new drug application will usually become effective 30 days following receipt by the FDA. There can be no assurance that submission of an investigational new drug application will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. Furthermore, each clinical study must be conducted under the auspices of an Institutional Review Board at the institution where the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of the human subjects, and the possible liability of the institution.

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

     The results of the pharmaceutical development, preclinical studies, and clinical studies are submitted to the FDA in the form of an new drug application for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an new drug application if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require postmarketing testing and surveillance to monitor the safety of our products if the new drug application is not viewed as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of the data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for new drug application approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to quality system regulations, which must be followed at all times. In complying with standards shown in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full technical compliance.

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

Competition

     NPS and our licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Competitors may succeed in developing technologies or products that are more effective than ours or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in similar areas, including the fields of hyperparathyroidism, osteoporosis, neuroprotection, and neurological disorders. Many of our competitors have substantially greater financial, technical, marketing, and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials, and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies, and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. There can be no assurance that a pharmacological method of treatment for certain diseases, such as hyperparathyroidism, will prove to be superior to existing or newly discovered approaches to the treatment of those diseases.

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

Employees

     As of December 31, 1999, we employed 144 individuals full-time, 38 of whom hold Ph.D. degrees, and 39 of whom hold other advanced degrees. A total of 91 full-time employees are engaged in research, development, and supporting activities, including a variety of disciplines within the areas of molecular biology, pharmacology, medicinal chemistry, computer sciences, and clinical development. A total of 53 full-time employees are employed in finance, legal, and human resources, market research, corporate development, and general administrative activities. None of our employees are covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, we augment our full-time staff through consulting arrangements with experienced scientists and managers. Our anticipated growth and expansion may require the hiring of additional management, research and development, and administrative personnel.

Risk Factors

     You should carefully consider the following risk factors and warnings before making an investment decision. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     We have a history of operating losses and may never reach profitability. We have not been profitable since our inception in 1986. As of December 31, 1999, we had an accumulated deficit of approximately $78.9 million. We expect to continue to incur losses for the next several years. We may never realize significant revenues or be profitable. Factors that will influence our profitability include:

     . the success of our product candidates placed with Amgen, Kirin, SmithKline Beecham, Janssen and Eli Lilly;

     . the development and commercialization of additional products, especially our most advanced non-partnered product candidates ALX1-11 and ALX-0600, which relate to the treatment of osteoporosis and short bowel syndrome, respectively;

     . our ability to secure corporate partners to share the expense of development of our non-partnered programs;

     .  the timing and difficulty of obtaining regulatory approvals; and

     .  competition.

     If we fail to obtain additional financing to fund our operations, we will be unable to complete our product development efforts. Most of our funding has come from research and development fees and the sale of stock. We have not generated any material revenues from product sales. We have expended and will continue to expend significant sums to complete development of our products. Our current resources are inadequate to finance all of the work planned and needed to complete development of our current programs through to commercialization. We have announced our intention to devote considerable cash resources to clinical development. If we exceed our cost estimates, or incur costs earlier than expected, we may be required to reduce costs, delay development or seek additional financing through collaborative relationships or public and private financings. Additional financing may not be available on favorable terms, or at all. If we raise additional funds by selling equity securities, the share ownership of our existing investors could be diluted or the new equity purchasers may obtain terms that are better than those of our existing investors. Lack of financing may delay, reduce or eliminate some of our programs or force us to relinquish rights to technology, product candidates or products.

     If we fail to maintain our existing collaborative relationships or if our partners do not apply adequate resources to our collaborations, our product development and profitability will be delayed. Our corporate partners have full control over the development and commercialization activities in their territories for their respective programs. Because we have granted exclusive development, commercialization, and marketing rights to these partners, the success of the programs are dependent upon their efforts. If our partners do not satisfactorily perform under the agreements, or if our partners terminate these agreements before lead product candidates are identified or any related product candidates are developed, we might not have the financial resources necessary to continue development of those programs. If we could not continue development of these products, we might not become profitable. In addition much of the revenue that we may receive under these partnerships depends upon our partners' successful development and commercialization of the products. Our partners may develop alternative technologies or products outside of their partnerships with us, and the alternative technologies or products may be used to develop treatments for the diseases targeted by our partnerships. As a result, we would have to seek other sources of revenue which may not be available.

     If we do not find corporate partners for new product candidates, our rate of product development may be reduced. Our strategy for the development, testing, manufacturing and commercialization of our products requires that we enter into various collaborations with partners, licensors, licensees, and others in order to conserve financial resources. We may not be able to negotiate further collaborative arrangements on acceptable terms, if at all. If we are not able to establish such arrangements, we would experience increased capital requirements to undertake the activities at our own expense. In addition, we may encounter significant delays in introducing our products into certain markets or find that the development, manufacture or sale of our products in certain markets is hindered by the absence of collaborative agreements. To the extent we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties over which we have no control.

     If we are not successful in acquiring rights to external technologies, programs, and product candidates, we may not be able to maintain or expand our product portfolio. In order to reduce our dependence on the success of the few product candidates we now have, we are actively evaluating product acquisition opportunities to establish and maintain an appropriate portfolio of product candidates. We seek optimum diversity of materials, timetables, development costs, applicability to current medical needs, and other select criteria. We may be unsuccessful in our efforts to identify, acquire and exploit third-party technologies or product opportunities. If we choose to and are successful in entering into future agreements, we will experience increased capital requirements to undertake research, development, and marketing of any licensed technologies, programs, and development candidates. In addition, we may encounter significant in commercializing any licensed product candidates or we may find that the sale of these product candidates is subject to intense competition.

     If we do not successfully integrate the operations of NPS and Allelix, commercialization of products may be delayed and financial resources may be wasted. As a result of the acquisition of Allelix in December, 1999, we must integrate two companies that previously operated independently. Such integration will require significant effort from each company including the coordination of each company's efforts in research and development, business development, intellectual property, finance, and administration. We may not be able to integrate the respective operations of NPS and Allelix without encountering difficulties or experiencing loss of personnel, and the benefits expected from such integration may not be realized. The diversion of management's attention combined with any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, Allelix's or our activities and problems associated with employee uncertainty and the potential loss of key personnel, could delay development and commercialization of our products and result in the inefficient use of limited corporate resources.

     The acquisition of Allelix will result in integration costs and transaction expenses that could reduce our profitability and cause the price of our stock to decline. If the benefits of the acquisition do not exceed the costs associated with it, including the dilution to our stockholders resulting from the issuance of shares of NPS common stock in connection with the acquisition of Allelix, our financial results, including earnings per share, could decline. We expect to incur significant costs associated with integrating the operations of NPS and Allelix. Such costs may include:

     .  elimination of duplicate operations;
     . consolidation of certain administration, support, and research and development activities; and
     .  increased expenditures for human trials of ALX1-11 and ALX-0600

     Actual costs may substantially exceed preliminary estimates. In addition, unanticipated expenses associated with integrating the two companies may arise. We incurred a charge of $17.8 million in the fourth quarter of 1999 to reflect our write-off of Allelix's in-process research and development efforts. This write-off will not be accompanied by outward cash flow, but may be seen by investors as increasing our net loss. We may also incur additional charges in subsequent quarters to reflect costs associated with the acquisition.

     If we fail to satisfy FDA safety and efficacy requirements in our clinical trials for any product, we will be unable to complete the development and commercialization of that product. We must conduct extensive and costly human clinical trials to demonstrate safety and efficacy for a pharmaceutical product before the product can be approved by the FDA or other regulatory authorities. If we are unable demonstrate clinical efficacy for a product, we will not receive the necessary FDA approval for that product and we will never commercialize that product. A product candidate that appears to be safe or effective in early studies and testing may not ultimately prove to be safe or effective when tested in a larger number of patients. All of our product candidates could prove to be unsafe or ineffective. If one or more of our product candidates fails to be safe or effective, we may never be profitable. We may also encounter problems in a clinical trial that might significantly delay or cause us to terminate the clinical trial program. Any side effects identified in clinical trials could cause delays or prevent us from commercializing additional products. This would make it more difficult for us to achieve profitability. Additionally, those product candidates that are successful in the clinic and obtain FDA approval may not be as effective as other products on the market or otherwise be successful in the marketplace. For a more detailed discussion of the development status of our products, see the "Business" section following this section, in particularly, the discussions on hyperparathyroidism, osteoporosis, gastrointestinal disorders and central nervous system.

     We are subject to extensive government regulation which can be costly, time consuming, and subject the introduction of our products to market to unanticipated delays. Our research and development activities and the investigation, manufacture, distribution, and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug, and Cosmetic Act. In order to receive approval, we must, among other things, satisfy the FDA that the product is both safe and effective. Typically, this process takes several years depending upon the type, complexity and novelty of the product and the nature of the disease or other problem to be treated and requires an expenditure of substantial resources. Drug testing is subject to complex FDA rules and regulations including the requirement to conduct human testing on a large number of test subjects. We or the FDA may suspend human trials at any time if either believes that subjects are being exposed to unacceptable health risks.

     Before receiving FDA approval to market a product, we may have to demonstrate that the product represents an improved form of treatment when compared to existing therapies. Data obtained from testing are susceptible to varying interpretations that could delay, limit, or prevent regulatory approvals of our products. In addition, we may encounter delays or rejections from additional government regulation as a result of future legislation, administrative action, or changes in FDA policy during the period of product development, human trials, and FDA regulatory review. If we receive regulatory approval of a product, the approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain regulatory approval, a marketed product, its manufacturer, and its manufacturing facilities are subject to continual review and periodic. The discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on that product or manufacturer, including costly recalls or withdrawal of the product from the market. Compounds developed by us alone or in conjunction with others may not prove to be safe or effective in human trials and may not meet all of the applicable regulatory requirements needed for marketing approval.

     Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. This foreign regulatory approval process includes all of the risks associated with FDA approval discussed above.

     We face intense competition and technological change which will impact the acceptance of our products in the marketplace and our ability to compete against other companies in our industry. The pharmaceutical industry is intensely competitive. Existing and future products, therapies, and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. If doctors and patients do not use our products, our profitability may be delayed or prevented.

     We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drug products already approved or in development and operate large, well-funded research and development programs in these fields. Our competitors may develop safer or more effective drugs and achieve faster or broader regulatory approval. In addition, many of these competitors have wider availability of supply, more effective marketing and sales and superior intellectual property positions. Any products that we develop may become obsolete before we recover any expenses incurred in connection with the development of these products.

     If we fail to protect our intellectual property or infringe the intellectual property rights of others, we may not be able to compete effectively. Our success will depend, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing the intellectual property rights of others. Our competitors may challenge, invalidate, or circumvent our patents or patent applications. These patents may also fail to provide us with meaningful competitive advantages.

     Intellectual property rights are uncertain and involve complex legal and factual questions, particularly with respect to biotechnology and pharmaceutical patents. Generally, patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries. Accordingly, we cannot be certain that the inventors named in our patent applications were the first to invent, or that we were the first to pursue patent coverage for those inventions. We may unknowingly infringe the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. We could be forced to either seek a license to intellectual property rights of others or alter our products or processes so that they no longer infringe the intellectual property of others. A license could be very expensive to obtain, or may not be available at all.

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

     We also rely on trade secrets, know-how, and confidentiality provisions in agreements with collaborative partners, employees, and consultants to protect our intellectual property. However, other parties may not comply with the terms of their agreements with us and we might not be able to adequately enforce our rights against these people, or obtain adequate compensation in respect of the damages caused by unauthorized disclosure.

     Our reliance on third party manufacturers may limit our ability to commercialize our products. We do not have any internal manufacturing capacity, and we rely on third-party manufacturers for the manufacture of all of our products used in clinical trials. If we are unable to contract for a sufficient supply of our products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, our product testing schedule would be delayed. A delay would set back our timetable for submission of products for regulatory approval, market introduction, and subsequent sales, which would postpone revenues and profitability. We will need to expand our existing relationships or establish new relationships with additional third-party manufacturers for products that we successfully develop in the future. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms, and third-party manufacturers may be unable to manufacture products in commercial quantities on a cost effective basis. Our dependence upon third parties may reduce our profit margins and delay our ability to develop and commercialize products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and they may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

     Also, our corporate collaborators, licensees, or contract manufacturers may be unable to manufacture any compounds we develop on a commercial scale, or to manufacture products in quantities or at prices that will be commercially viable or beneficial to us. Our partners are responsible for manufacturing any products developed under their respective license agreements. If we or our partners encounter difficulty in obtaining third-party manufacturing on commercially acceptable terms, our ability to commercialize products may be delayed or foreclosed.

     If we are unable to establish sales, marketing, and distribution capabilities, our ability to generate revenues will be impaired. We do not have any sales, marketing or distribution capabilities. We will have to develop a sales force or rely on third parties to perform these functions for any products we develop. In order to market any products directly, we would have to develop a marketing and sales force with technical expertise and supporting distribution capability. We might not be able to establish in-house sales and distribution capabilities or relationships with third parties to accomplish these tasks, which would limit our ability to generate revenues. Additionally, our licensees currently have marketing and distribution rights with respect to products under development for the treatment of hyperparathyroidism and osteoporosis; however, such commercialization rights may revert to us under certain circumstances, including termination of any agreements, in which case we would try to develop additional marketing and distribution capacities for these products.

     Because of the uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures, we may be unable to sell our products profitably. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. This policy may decrease the market for our products designed to treat patients with age-related disorders, such as hyperparathyroidism and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists with respect to the reimbursement status of newly approved health care products. We might not be able to sell our products profitably if reimbursement is unavailable or limited in scope.

     If we fail to attract and retain key employees and consultants, our introduction of products to market may be delayed. We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. Nonetheless, we do not have long-term employment contracts. Our future success will depend in large part upon our continued ability to attract and retain highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities, and other organizations. Anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, production and marketing, and general pharmaceutical company management, will place increased demands on our personnel resources. These demands may require us to add new management; research, development, and administrative personnel and our existing management personnel may have to develop additional expertise. If we fail to acquire such services or if our existing management fails to develop such expertise we may not be able to obtain required approval for products or become profitable. We expect to meet certain of these anticipated future needs through agreements with our partners and potential additional corporate collaborations. Nevertheless, services provided by them may not be sufficient to meet our personnel or management needs.

     If product liability claims are brought against us, we may incur substantial liabilities which could reduce our financial resources. The testing and commercial use of pharmaceutical products entails significant exposure to product liability claims. If we succeed in developing products, the use of our products in clinical trials and the sale of our products following regulatory approval may expose us to product liability claims. These claims might be made directly by consumers or others. We have obtained limited product liability insurance coverage for our clinical trials on humans. This coverage may be insufficient to protect us against product liability damages. We might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. We are entitled to indemnification under agreements with our partners and licensees against damage claims, but claims arising from products sold by a collaborative partner or licensee may also include claims directly against us and may not be indemnifiable under the agreement.

     Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business. Our research and development activities involve the controlled use of hazardous materials, radioactive compounds, and other potentially dangerous chemicals and biological agents. Although we believe that our safety procedures for these materials comply with governmental standards, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our financial resources. We disposed radioactive waste at a site in Denver, Colorado, which is currently in remediation.
Although we were a small contributor to the site and there are a number of other financially responsible contributors, we may be held liable for all or a portion of the clean-up cost or any other costs or damages associated with this disposal site.

     Our stock price has been and may continue to be volatile and your investment could suffer a decline in value. You should consider an investment in our stock as risky and invest only if you can withstand a significant loss and wide fluctuations in market value of your investment. We receive little attention by securities analysts and frequently experience an imbalance between supply and demand for our stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

     .  fluctuations in our operating results;
     . announcements of technological innovations or new commercial pharmaceutical products by us or our competitors;
     .  published reports by securities analysts;
     .  progress with clinical trials;
     .  governmental regulation;
     .  changes in reimbursement policies;
     .  developments in patent or other intellectual property rights;
     . publicity, or the lack thereof, concerning the discovery and development activities by our licensees;
     . public concern as to the safety and efficacy of drugs developed by us and our competitors; and
     .  general market conditions.

     When we issue shares under employee stock incentive plans, current stockholders and future earnings per share will be diluted. We maintain stock incentive plans whereby employees, directors, and consultants can acquire shares of our common stock through the exercise of stock options, grants, and purchases. Shares issued under these plans may dilute the holdings of current stockholders and reduce earnings per share in the future.

     Antitakeover provisions in our articles, bylaws, shareholders rights plan and under Delaware Law may discourage someone from acquiring us, and may prevent a stockholder from receiving a favorable price for his or her shares. Certain provisions of our certificate of incorporation and bylaws and Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control of our company. In addition, the Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change in control of our company as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, the Board of Directors has adopted a shareholder rights plan, commonly known as a "poison pill," that may delay or prevent a change in control. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including those at a price above the then-current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

     We have never paid cash dividends on our common stock. We intend to retain any future earnings to finance the growth and development of our business, and we do not plan to pay cash dividends in the foreseeable future. As a result, stockholders should not expect to receive cash from holding our common stock.

     Unexpected Year 2000 related problems could still arise and, if significant, could delay development of our products and reduce our available financial resources. During 1999, we planned, inventoried, and evaluated our systems, and remediated, replaced, and tested such remediation and replacements as necessary. We used internal information systems technology personnel and other personnel. As a result, we experienced no year 2000 related issues on January 1, 2000. However, we recognize that there may be residual effects related to year 2000 issues. We do not have any way to assess the costs related to remediation of such residual issues. We may in the future identify a significant internal or external year 2000 residual issue which, if not remedied in a timely manner, could require us to spend significant resources.


ITEM 2.  Properties.

     We presently have ongoing operations in both the United States and Canada. In the U.S., we lease approximately 54,000 square feet of laboratory, support, and administrative space in the University of Utah's Research Park, located in Salt Lake City, Utah. We pay approximately $875,000 annually under a facilities lease that expires in September 2004. In Canada, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space in Mississauga, Ontario. We anticipate that we will not need to acquire additional space in order to meet our needs over the next three years.

ITEM 3.  Legal Proceedings.

     We are not a party to any material legal proceedings.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     A special meeting of stockholders was held on December 15, 1999 at the company's Salt Lake City, Utah offices. At the special meeting, the stockholders of the Company approved all proposals by the vote specified below:

Proposal One:  To approve the issuance of shares of NPS common stock, $.001 par
------------   value per share, in connection with the Arrangement Agreement, dated as of September 27, 1999 by and among Allelix
               Biopharmaceuticals Inc. and NPS Pharmaceuticals,Inc. as set forth in the Proxy Statement.


               For                     Against                      Abstain
             ------               ----------------             ---------------
      8,777,693  (99.21%)            55,584  (.63%)               14,765  (.16%)

Proposal Two:  To approve an amendment to the Certificate of Incorporation of
------------   NPS increasing the total number of shares of capital stock that
               NPS is authorized to issue from 25,000,000 shares to 50,000,000 shares and the total number of shares of common stock authorized for issuance thereunder to 45,000,000 shares from 20,000,000 shares.

               For                     Against                      Abstain
             ------               ----------------             ---------------
      8,770,094  (99.12%)            63,313  (.72%)               14,635  (.16%)


Executive Officers of the Registrant.

     The executive officers of NPS and their ages as of March 1, 2000 are as follows:

Name                                Age                            Position
------------------------------   ---------  ----------------------------------------------------
Hunter Jackson, Ph.D.               50      Chief Executive Officer, President and Chairman of
                                            the Board
David L. Clark                      46      Vice President, Operations, Business Development
                                            and Corporate Communications
N. Patricia Freston, Ph.D.          60      Vice President, Human Resources
James U. Jensen, J.D                55      Vice President, Corporate Development and Legal
                                            Affairs, Secretary and Director
Thomas B. Marriott, Ph.D.           52      Vice President, Development Research
Robert K. Merrell                   44      Vice President, Finance, Chief Financial Officer
                                            and Treasurer
Edward F. Nemeth, Ph.D.             47      Vice President and Chief Scientific Officer
Paul J. Van Damme                   50      Vice President, Finance - Canada

________________________

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

     David L. Clark, has been Vice President, Business Development and Corporate Communications since January 2000 and Vice President, Operations since March 2000. Prior to being appointed to these positions, he served as Director of Business Development and Corporate Communications for NPS from September 1988 to December 1999. He served as Director of Corporate Communications for NPS from March 1996 to December 1999. Prior to this time, from 1998 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received a B.S. in Botany from Brigham Young University, and an MS in Plant Genetics from the University of Illinois. He received an MBA from the University of Utah.

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

     Thomas B. Marriott, Ph.D., has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 until 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating, and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for investigational new drug applications and new drug applications. In this position, he participated in the preparation of several investigational new drug applications and new drug applications with responsibility for preparing or supervising the preparation of the investigational new drug application preclinical drug metabolism section and the new drug application preclinical and clinical metabolism and biopharmaceutics sections, and was responsible for integrating the pharmacology, toxicology and clinical sections of investigational new drug applications and new drug applications. He received a B.A. in Chemistry from Carleton College and a Ph.D. in Chemistry from the Institute of Molecular Biology at the University of Oregon.

     Robert K. Merrell has been Vice President, Finance, Chief Financial Officer, and Treasurer since January 1995 and served as Director of Finance and Administration and Treasurer from December 1993 to December 1994. He joined NPS as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received a B.A. in Accounting from the University of Utah and an M.M. from Kellogg Graduate School of Management at Northwestern University.

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

     Paul J. Van Damme has been Vice President, Finance - Canada since December 1999. He was Senior Vice President, Finance and Chief Financial Officer of Allelix Biopharmaceuticals Inc. since September 1997. From December 1996 to September 1997, he was Vice President and Chief Financial Officer of GlycoDesign Inc., a Toronto biopharmaceutical company focusing on glycobiology therapeutics. From 1994 to 1996, he served as Senior Vice President and Chief Financial Officer of TeleZone Corporation, a wireless telecommunications start-up company. From 1991 to 1994, he was Vice President, Controller of Laidlaw Inc., an environmental services and transportation company listed on the NYSE. Mr. Van Damme is a Chartered Accountant and has several years experience with major accounting firm, PricewaterhouseCoopers in Toronto, Canada and London, England. Mr. Van Damme received a Bachelor of Commerce in Economics and an MBA from the University of Toronto.

                                    PART II

ITEM 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq Stock Market under "NPSP." The following table sets forth the quarterly high and low closing sales prices for NPS common stock for each quarter in the two most recent fiscal years as reported by The Nasdaq Stock Market:

                                 High          Low
                             ------------  ------------
1998
First Quarter                $ 8.500        $7.375
Second Quarter               $ 8.250        $6.750
Third Quarter                $ 9.313        $6.375
Fourth Quarter               $ 7.938        $5.500
1999
First Quarter                $ 7.500        $6.563
Second Quarter               $ 7.500        $5.875
Third Quarter                $ 8.000        $5.500
Fourth Quarter               $12.250        $3.813

     On March 1, 2000, there were approximately 4,085 beneficial holders of NPS common stock and exchangeable shares.

     We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On November 1, 1999, we sold 249,000 shares of NPS common stock, par value $.001, to SmithKline Beecham for an aggregate purchase price of $1,946,433 in reliance on Section 4(2) of the Securities Act of 1933. The sale of these shares was made in conjunction with a collaborative research and license agreement and $622,500 of the aggregate purchase price was recorded as deferred income.

     On December 23, 1999, we issued 6,516,923 shares of NPS common stock through NPS Allelix Inc., a wholly owned Canadian subsidiary, to common stockholders of Allelix Biopharmaceuticals Inc. ("Allelix") in connection with the merger of NPS and Allelix. In return for the issuance of such shares, NPS, through NPS Allelix Inc., acquired all of the outstanding shares of common stock of Allelix. The issuance of the shares was exempt from registration pursuant to
Section 3(a)(10) of the Securities Act of 1933.

ITEM 6.  Selected Financial Data.

     The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 1999, and for the period from October 22, 1986 (inception) through December 31, 1999. This is derived from, and qualified by reference to, NPS's audited consolidated financial statements and notes thereto. NPS is considered a development stage company as described in note 1 of notes to financial statements.

                                   ----------------------------------------------------------------------------     October 22, 1986
                                                              Year Ended December 3                                   (inception)
                                   ----------------------------------------------------------------------------         through
                                       1999            1998            1997            1996            1995        December 31, 1999
                                   ------------    ------------    ------------    ------------    ------------    -----------------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:

Revenues from research and
 license agreements                  $  3,445        $  3,568        $  5,842         $20,342         $ 9,562          $ 55,514
Operating expenses:
 Research and development              16,935          17,856          15,090          11,326           8,727            91,568
 General and administrative             5,983           5,546           5,587           5,111           3,975            35,016
 In process research and
  development acquired                17, 760             ---             ---             ---             ---            17,760
                                     --------        --------        --------        --------        --------          --------
   Total operating expenses            40,678          23,402          20,677          16,437          12,702           144,344

                                     --------        --------        --------        --------        --------          --------
   Operating income (loss)            (37,233)        (19,834)        (14,835)          3,905          (3,140)          (88,830)

Other income, net                       1,579           2,672           3,308           2,550             322            10,925
                                     --------        --------        --------        --------        --------          --------
Income (loss) before income
 tax expense                          (35,654)        (17,162)        (11,527)          6,455          (2,818)          (77,905)
Income tax expense                        ---             ---             167             350             500             1,018
                                     --------        --------        --------        --------        --------          --------
Net income (loss)                    $(35,654)       $(17,162)       $(11,694)        $ 6,105         $(3,318)         $(78,923)
                                     ========        ========        ========        ========        ========          ========
Diluted net income (loss)
 per share (1)                         $(2.77)         $(1.39)         $(0.98)          $0.55          $(0.48)
                                     ========        ========        ========        ========        ========
Diluted weighted average
 shares outstanding (1)                12,863          12,337          11,956          11,086           6,924


                                   ----------------------------------------------------------------------------
                                                              Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                       1999            1998            1997            1996            1995
                                   ------------    ------------    ------------    ------------    ------------
                                                                  (in thousands)
Consolidated Balance Sheets Data:

Cash, cash equivalents, and
 marketable investment
 securities                          $ 35,679        $ 43,444        $ 57,942        $ 68,962        $  8,340
Working capital                        32,352          40,767          56,365          67,413           5,832
Total assets                           64,966          48,111          62,634          72,160          10,600
Long-term portion of capital
 leases and long-term debt              1,940              32              65             327             747
Deficit accumulated during
 development stage                    (78,923)        (43,269)        (26,107)        (14,413)        (20,517)
Stockholders' equity                   56,079          45,146          69,319          69,870           7,322

---------------
(1) See note 1 of notes to financial statements for information concerning the computation of net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through December 31, 1999 of $78.9 million, net of cumulative revenues from research and license agreements of $55.5 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our research and development activities and our testing activities in the laboratory, in animals and in humans. Substantially all our revenues come from license fees, milestone payments, and research and development support payments from licensees; these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

     All of our revenues of $3.4 million in 1999, $3.6 million in 1998, and $5.8 million in 1997, were derived from research and license agreements. We recognized revenue from these agreements as follows:

     1. Under our agreement with SmithKline Beecham we recognized $2.0 million in 1999, $2.2 million in 1998, and $1.9 million in 1997;

     2. Under our agreement with Kirin we recognized $1.0 million in each of 1999 and 1998 and $3.5 million in 1997; and

     3. Under our agreement with Amgen we recognized $400,000 in each of 1999, 1998 and 1997.

     The higher revenue in 1997 resulted from a one-time milestone payment of $2.0 million from Kirin. These historical amounts are not indicative of future revenue that we may earn under these agreements. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

     Research and development expenses decreased to $16.9 million in 1999 from $17.9 million in 1998 after an increase from $15.1 million in 1997. The increase in research and development expenses from 1997 to 1998 was principally due to the commencement of Phase I clinical trials for NPS 1776 in the third quarter of 1998. The decrease in research and development expenses from 1998 to 1999 was principally due to the completion of the clinical trials for NPS 1776 in mid-1999. We expect development expenses to increase dramatically in 2000 as we conduct Phase III clinical trials for ALX1-11and Phase II clinical trials for ALX-0600. We may incur additional research and development expenses if we start other clinical trials or if we acquire new technologies, product candidates or companies.

     General and administrative expenses were $6.0 million in 1999, $5.5 million in 1998, and $5.6 million in 1997. We expect that general and administrative expenses will increase in the future in order to support operations in Canada and the U.S. and pre-launch marketing costs incurred for product candidates.

     We recorded a one-time expense of $17.76 million in 1999 for in-process research and development acquired as part of the purchase of Allelix. We used an independent valuation of Allelix to value the acquired in-process research and development projects. We assigned a fair value to purchased in-process research and development by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility (FDA approval) and had no alternative future uses.

     In developing these cash flow projections, we forecasted revenues for each project based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Allelix and its competitors. The projected revenues are dependent upon successful introduction of products from the in-process research and development projects.

     In determining the operating cash flows related exclusively to each in-process research and development project, we considered the contribution of both developed technology and core technology leveraged by the in-process project. Because Allelix did not have any products that had achieved technological feasibility as of the valuation date, we assigned no value to developed technology for allocation purposes. The value of the core technology leveraged by the in-process projects was captured in the valuation of the patent portfolio, consequently, we assigned no value for allocation purposes to core technology leveraged by the in-process projects.

     Considering both project costs and technological progress for each project, we employed percentage of completion assumptions to reduce the projected revenue streams for the incomplete portion of each project as of the valuation date. We forecasted operating expenses and resulting profit margins were based on the characteristics and cash flow generating potential of the acquired in-process research and development. We applied a tax rate of 40 percent and appropriate adjustments were made to operating income to derive net cash flow for each project.

     The revenues earned by the in-process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, we determined the value and required rate of return for other identifiable assets. We deducted the required return on these other contributory assets from the cash flows generated by the projects in the in-process research and development model to determine the incremental net cash flows specifically attributable to the completed portion of the in-process research and development projects.

     The discount rate applied to the net estimated cash flow for each in-process research and development project was based on each project's state of development, complexity, and the market risk for the resulting product. We applied discount rates of 45 to 75 percent to the in-process research and development projects.

     We valued the remaining intangible assets acquired from Allelix at $19.0 million after the write-off of in-process research and development. This amount includes goodwill, assembled work force, and patents which are being amortized using the straight-line basis over lives ranging from two to six years. We did not incur any amortization of acquired intangibles in 1999.

     Interest income was $1.8 million in 1999, $2.4 million in 1998, and $3.3 million in 1997. The decreases in 1998 and 1999 were primarily due to decreases in the average balances of cash, cash equivalents, and marketable investment securities as cash was utilized for operations. On February 3, 2000, we signed definitive agreements for the private placement of 3.9 million shares of our common stock with expected net proceeds to us of approximately $43.5 million upon closing of the transaction. We expect that interest income will be higher in 2000 due to a higher average cash balance resulting from this offering. However, we anticipate that interest income will decrease in the future as cash is utilized for operations.

     As of December 31, 1999, we had a U.S. federal income tax net operating loss carryforward of approximately $64.4 million and a U.S. federal income tax research credit carryforward of approximately $4.1 million. We also had a Canadian federal income tax investment credit carryforward of approximately $4.2 million, and a Canadian federal income tax research credit carryforward of approximately $31.5 million and a Canadian net operating loss carryforward of approximately $2.7 million. Our ability to utilize the U.S. operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under
Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of December 31, 1999, we had recognized $55.5 million of cumulative revenues from research and license agreements and $89.4 million in consideration for the sale of equity securities for cash and services. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $35.7 million at December 31, 1999. In addition, the net proceeds of the private placement agreements signed in February 2000 are expected to provide approximately $43.5 million in cash to us.

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham and from Janssen and Eli Lilly Canada under agreements acquired as part of the Allelix transaction. All of the research and/or development support payments under these agreements are scheduled to expire in 2000. We do not receive any research and development support payments under our agreement with Abbott Laboratories. We could receive future payments of up to $88.0 million in the aggregate upon the accomplishment of specified research and/or development milestones under the several agreements. All of the agreements provide for future royalties to be paid to us from the sale of products derived from these license agreements. However, we do not control the subject matter, timing, or resources applied by our licensees under the several development programs. Thus, potential receipt of milestone payments and royalties from these licensees is largely beyond our control. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. We cannot assure that our licensees will make any future payments, whether as research or development support payments, milestone payments or royalty payments.

     We have an agreement with Technology Partnerships Canada (TPC), a program of the Canadian government, which provides for TPC to reimburse us for research expenses incurred pursuing treatments for various intestinal disorders utilizing specified technology (the ALX-0600 technology). TPC is bound to reimburse us for 30% of the qualified costs incurred through December 2002 up to a maximum of Cdn $8.4 million. We will pay a 10% royalty to TPC on revenues received by us through December 2008, from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn $23.9 million by that date, then royalty payments shall continue until that amount is reached or until December 2017, whichever occurs first. If TPC declares an event of default by us under the agreement, we could be required to repay all amounts received from TPC, plus interest and other damages. As of December 31, 1999, no event of default had occurred.

     We have entered into joint venture agreements and sponsored research and license agreements that obligate us to purchase services from the joint ventures and to make research support payments to academic and/or commercial research institutions. As of December 31, 1999, we had a total commitment of approximately $1.5 million for future joint venture services and research support payments. Additional payments may be required upon the accomplishment of research milestones by the research institutions, or as license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

     We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments, milestone payments and the proceeds of the private placement agreements signed in February 2000 will be sufficient to enable us to maintain our current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11. Furthermore, in the event we in-license or otherwise acquire other technologies, product candidates or companies, substantial expenditures may be required. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product arising from the technology returned to us under the then terminated agreement. A reduction in the expected amount of research and development support payments or milestone payments may shorten the period during which we could maintain our operations or require us to reduce operations, or both.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 in 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 in the first quarter of 2001. We do not believe the adoption of SFAS No.133 will have a material effect on our financial position or our results of operations.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001. We have not yet determined the impact that SAB 101 will have on our financial position or results of operations.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. The securities held in our investment portfolio are subject to interest rate risk. We employ established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements.

     Foreign Currency Risk. A portion of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian Dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the December 31, 1999 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.


ITEM 8.  Financial Statements and Supplementary Data.

     Financial statements and notes thereto appear on pages F-1 to F-26 of this Form 10-K Annual Report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2000 under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein. For information regarding executive officers, See Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11.  Executive Compensation.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2000, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held May 24, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.


ITEM 13.  Certain Relationships and Related Transactions.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held May 24, 2000, under the caption "Certain Transactions," and is incorporated by reference herein.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Index to consolidated financial statements and report of independent auditors. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                    Page Number
                                                                    ------------
Index to Consolidated Financial Statements                               F-1
Independent Auditors' Report                                             F-2
Consolidated Balance Sheets                                              F-3
Consolidated Statements of Operations                                    F-4
Consolidated Statements of Stockholders' Equity and
   Comprehensive Income (Loss)                                           F-5
Consolidated Statements of Cash Flows                                    F-10
Notes to Consolidated Financial Statements                               F-11

     2. Index to financial statements schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

     3.   Exhibits.

Exhibit
Number         Exhibit
-------        -------
2.1      Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October
         28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals
         Inc. and NPS Pharmaceuticals, Inc.(11)
3.1      Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2      Amended and Restated Bylaws of the Registrant(1)
4.1      Rights Agreement, dated as of December 4, 1996, between NPS Pharmaceuticals, Inc. and American
         Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A
         Junior Participating Preferred Stock; Exhibit B, Form of Right Certificate; and Exhibit C,
         Summary of Rights to Purchase Shares of Preferred Stock(6)
4.2      Provisions attaching to the Exchangeable Shares of NPS Allelix Inc.(11)
4.3      Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings
         Company, and NPS Allelix Inc.(11)
4.4      Voting and Exchange Trust Agreement made as of December 22, 1999 between NPS Pharmaceuticals,
         Inc., and NPS Allelix Inc., and CIBC Mellon Trust Company(11)
10.1     Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993(1)
10.2     Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November
         18, 1993(1)
10.3     Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan(1)
10.4     Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements(1)
10.5     Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement(1)
10.6     Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document(1)
10.7     Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated October 7, 1992, with related addenda(1)
10.8     Form of Indemnity Agreement entered into between the Registrant and its officers and directors(1)
10.9*    Collaborative Research and License Agreement between the Registrant and SmithKline Beecham
         Corporation, dated November 1, 1993(1)
10.10*   Patent Agreement Between the Registrant and The Brigham and Women's Hospital, Inc., dated
         February 19, 1993, with related amendment(1)
10.11*   Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated


         February 19, 1993, with related amendment(1)
10.15*   Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995(3)
10.16*   Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995(7)
10.17*   Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996(7)
10.18    Lease Agreement with GATX dated June 1, 1995, with related addenda(3)
10.19    Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments(3)
10.20    Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated January 30, 1989(1)
10.21    Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5, 1994, as amended(2)
10.22*   Binding Letter of Intent between Amgen Inc. and the Registrant dated December 27, 1995(4)
10.23*   Amendment effective February 7, 1996 to Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc. dated February 19, 1993(7)
10.24*   Amendment effective February 7, 1996 to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993(7)
10.25*   Amendment effective January 29, 1996 to the Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, dated November 1, 1993(7)
10.26    Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996(5)
10.27    Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the
         Board of Directors dated December 1996(5)
10.28    Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996(5)
10.29    Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1,
         1996(7)
10.30*   Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc. dated
         October 28, 1996(6)
10.31    1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS
         Pharmaceuticals, Inc., effective March 1, 1997(7)
10.32    Research and Development Agreement between Systems Integration Drug Discovery Company, Inc.
         (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997(8)
10.33    Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
         October 24, 1997(9)
10.34    Amendment Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated
         October 27, 1997(9)
10.358   Amendment to the Collaborative Research and License Agreement between SmithKline Beecham
         Corporation and NPS Pharmaceuticals, Inc., dated November 26, 1997(9)
10.36    Stock Purchase Agreement between SmithKline Beecham Corporation and NPS Pharmaceuticals, Inc.,
         dated November 26, 1997(9)
10.37    First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS
         Pharmaceuticals, Inc.(10)
21.1     Subsidiaries of the Registrant
23.1     Consent of independent certified public accountants
24.1     Power of Attorney (incorporated in the signature page of the Form 10-K)
27.1     Financial Data Schedule (attached to EDGAR filing of the Form 10-K)


-----------------------------------------
*  Confidential treatment has been granted.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.
(10) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.
(11) Incorporated herein by reference to the Company's Definitive Proxy Statement filed November 18, 1999.

     (b)  Reports on Form 8-K:

      . The Company filed a report on Form 8-K on October 1, 1999 in connection with the execution of an Arrangement Agreement under which the Company and Allelix agreed to merge the operations of the two companies.

      . On November 11, 1999, the Company filed a report on Form 8-K for the purchase by SmithKline Beecham of 249,000 shares of the Company's common stock for aggregate consideration of $1,946,433.

      . On November 18, 1999, the Company filed a report on Form 8-K in connection with the investment by the Canadian government of $5.78 million (U.S.) in Allelix Biopharmaceuticals Inc.

     (c)  See Exhibits listed under Item 14(a)(3).

     (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.


                              NPS Pharmaceuticals, Inc.



                              By:  /s/ James U. Jensen
                                   --------------------------------------
                                   James U. Jensen
                                   Vice President, Corporate Development
                                   and Legal Affairs


                              POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Hunter Jackson, Ph.D., and James U. Jensen, J.D. his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act, this 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                 Title                                   Date
---------                 -----                                   ----

                          President, Chief Executive Officer
/s/ Hunter Jackson        and Chairman of the Board               March 29, 2000
-----------------------
Hunter Jackson

                          Vice President, Finance, Chief
/s/ Robert K. Merrell     Financial Officer and Treasurer         March 29, 2000
-----------------------
Robert K. Merrell

                          Vice President, Corporate Development
                          and Legal Affairs, Secretary and        March 29, 2000
/s/ James U. Jensen       Director
-----------------------
James U. Jensen


/s/ Santo J. Costa        Director                                March 29, 2000
-----------------------
Santo J. Costa


/s/ John R. Evans         Director                                March 29, 2000
-----------------------
John R. Evans


/s/ James G. Groninger    Director                                March 29, 2000
-----------------------
James G. Groninger

Signature                 Title                                   Date
---------                 -----                                   ----

/s/ Joseph Klein, III     Director                                March 29, 2000
-----------------------
Joseph Klein, III


/s/ Donald E. Kuhla       Director                                March 29, 2000
-----------------------
Donald E. Kuhla


/s/ Thomas N. Parks       Director                                March 29, 2000
-----------------------
Thomas N. Parks


/s/ Edward Rygiel         Director                                March 29, 2000
-----------------------
Edward Rygiel


/s/ Calvin r. Stiller     Director                                March 29, 2000
-----------------------
Calvin R. Stiller


/s/ Peter G. Tombros      Director                                March 29, 2000
-----------------------
Peter G. Tombros


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets                                            F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Stockholders'
 Equity and Comprehensive Income (Loss)                                F-5

Consolidated Statements of Cash Flows                                  F-10

Notes to Consolidated Financial Statements                             F-11

                         Independent Auditors' Report

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from October 22, 1986 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, and for the period from October 22, 1986 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


                                    /s/ KPMG LLP

Salt Lake City, Utah
February 23, 2000

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets

                                                                                                     December 31,
                                                                                         ---------------------------------------
                                                           Assets                              1999                  1998
                                                                                         -----------------     -----------------
Current assets:
  Cash and cash equivalents                                                                 $   13,115,630            23,615,225
  Marketable investment securities (note 4)                                                     22,563,128            19,829,253
  Due from related parties                                                                          68,504                   -
  Accounts receivable                                                                              814,812               100,000
  Other current assets                                                                             417,394               156,250
                                                                                         -----------------     -----------------
                  Total current assets                                                          36,979,468            43,700,728
                                                                                         -----------------     -----------------

Restricted cash (note 5)                                                                           777,755                     -

Plant and equipment (note 5):
  Land                                                                                             447,381                     -
  Building                                                                                       1,201,144                     -
  Equipment                                                                                      8,237,404             6,325,455
  Leasehold improvements                                                                         3,732,142             2,885,400
                                                                                         -----------------     -----------------
                                                                                                13,618,071             9,210,855

  Less accumulated depreciation and amortization                                                 5,541,127             4,804,228
                                                                                         -----------------     -----------------
                  Net plant and equipment                                                        8,076,944             4,406,627

 Goodwill, net of accumulated amortization of
    $-0- at December 31, 1999 and 1998                                                          11,229,811                     -

 Purchased intangible assets, net of accumulated
    amortization of $-0- at December 31, 1999 and 1998                                           7,820,000                     -

 Other assets                                                                                       82,066                 3,267
                                                                                         -----------------     -----------------
                                                                                            $   64,966,044            48,110,622
                                                                                         =================     =================

                                         Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of obligations under capital leases (note 5)                       $      370,770                26,291
    Current installments on long-term debt (note 6)                                                      -                 8,567
    Accounts payable                                                                               668,728             1,872,610
    Accrued expenses                                                                               687,396               350,853
    Accrued severance (note 2)                                                                   1,455,036                     -
    Deferred income                                                                              1,265,402               675,000
                                                                                         -----------------     -----------------
                   Total current liabilities                                                     4,447,332             2,933,321

Obligations under capital leases, excluding current installments (note 5)                          372,786                31,517

Long-term debt, excluding current installments (note 6)                                          1,567,020                     -
                                                                                         -----------------     -----------------
                  Total liabilities                                                              6,387,138             2,964,838
                                                                                         -----------------     -----------------

Minority interest (note 2)                                                                       2,500,000                     -

Stockholders' equity (notes 7 and 8):
   Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                                                        -                     -
   Common stock, $.001 par value.  Authorized 45,000,000 shares;
      issued and outstanding 19,529,720 shares at December 31, 1999,
      and 12,586,336 at December 31, 1998                                                           19,530                12,586
   Additional paid-in capital                                                                  135,036,327            88,291,872
   Accumulated other comprehensive income - net unrealized gain (loss) on
      marketable investment securities                                                             (53,718)              110,352
   Deficit accumulated during development stage                                                (78,923,233)          (43,269,026)
                                                                                         -----------------     -----------------
                   Net stockholders' equity                                                     56,078,906            45,145,784

Commitments and contingencies (notes 2, 3, 5, 6, 8, and 10)
                                                                                         -----------------     -----------------
                                                                                       $       64,966,044            48,110,622
                                                                                         =================     =================

                                    See accompanying noted to consolidated financial statements

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations


                                                                                                               October 22,
                                                                                                                  1986
                                                                                                               (inception)
                                                                                                                 through
                                                                           Years ended December 31,            December 31,
                                                             -----------------------------------------------
                                                                 1999            1998            1997             1999
                                                             ------------   --------------   ---------------  -------------
Revenues from research and license agreements               $  3,445,417       3,568,333       5,841,667       55,513,596

Operating expenses:
    Research and development                                  16,935,208      17,856,501      15,089,746       91,567,689
    General and administrative                                 5,983,213       5,546,092       5,586,837       35,016,238
    In-process research and development acquired (note 2)     17,760,000               -               -       17,760,000
                                                             ------------   --------------   ---------------  -------------
                  Total operating expenses                    40,678,421      23,402,593      20,676,583      144,343,927
                                                             ------------   --------------   ---------------  -------------
                  Operating loss                             (37,233,004)    (19,834,260)    (14,834,916)     (88,830,331)

Other income (expense):
    Interest income                                            1,811,460       2,365,214       3,257,571       11,705,077
    Gain (loss) on sale of marketable investment securities     (101,840)        323,420         118,686           16,846
    Impairment loss (note 12)                                   (131,062)              -               -         (131,062)
    Interest expense                                              (3,761)        (16,481)        (67,917)        (705,577)
    Other                                                          4,000               -               -           39,579
                                                             ------------   --------------   ---------------  -------------
                  Total other income                           1,578,797       2,672,153       3,308,340       10,924,863
                                                             ------------   --------------   ---------------  -------------
                  Loss before income tax expense             (35,654,207)    (17,162,107)    (11,526,576)     (77,905,468)

Income tax expense (note 9)                                            -               -         167,765        1,017,765
                                                             ------------   --------------   ---------------  -------------
                  Net loss                                  $(35,654,207)    (17,162,107)    (11,694,341)     (78,923,233)
                                                             ============   ==============   ===============  =============

Net loss per common and common equivalent share:
    Basic and diluted                                             ($2.77)         ($1.39)         ($0.98)
                                                             ============   ==============   ===============  =============

Weighted average common and common-equivalent shares
    outstanding during the year:
      Basic and diluted                                       12,862,948      12,337,200      11,956,396
                                                             ============   ==============   ===============





                                   See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

            October 22, 1986 (inception) through December 31, 1999


                                                                                                       Accumulated
                                                                               Deficit                   other
                                                                             accumulated     Compre-     compre-       Net
                                                   Additional    Deferred      during        hensive     hensive      stock-
                           Preferred    Common      paid-in      compen-     development     income      income      holders'
                             stock      stock       capital      sation        stage         (loss)      (loss)       equity
                           ---------   -------     ----------   ---------    -----------    ---------    -------   ----------

Balances, December 31,
  1985                     $       -         -              -           -              -    $                  -            -

Issuance of 1,125,000
  shares of common stock
  for cash and equipment
  valued at fair value
  upon incorporation
  at October 22, 1986              -     1,125         13,875           -              -                       -       15,000

Net loss                           -        -               -           -        (12,477)     (12,477)         -      (12,477)
                                                                                            ---------
Comprehensive loss                 -        -               -           -              -    $ (12,477)         -            -
                           ---------   -------     ----------   ---------    -----------    ---------    -------   ----------


Balances, December 31,
  1986                             -     1,125         13,875           -        (12,477)                      -        2,523

Repurchase of 375,000
  shares of common stock           -      (375)        (4,625)          -              -                       -       (5,000)

Issuance of 82,500 shares
  of common stock for
  services                         -        83          1,017           -              -                       -        1,100

Net income                         -         -             -            -        121,274      121,274          -      121,274
                                                                                            ---------
Comprehensive income               -         -             -            -              -    $ 121,274          -            -
                           ---------   -------     ----------   ---------    -----------    ---------    -------   ----------
Balances, December 31,
  1987                             -       833         10,267           -        108,797                       -      119,897

Issuance of 55,556 shares
  of preferred stock for
  cash                         5,556         -        294,446           -              -                       -      300,002

Issuance of 11,448 shares
  of common stock for
  cash under option plan           -        11          1,516           -              -                       -        1,527

Issuance of 97,500 shares
  of common stock for
  services under option
  plan                             -        98         32,402           -              -                       -       32,500

Net loss                           -         -              -           -       (105,643)    (105,643)         -     (105,643)
                                                                                            ---------
Comprehensive loss                 -         -              -           -              -    $(105,643)         -            -
                           ---------   -------     ----------   ---------    -----------    ---------    -------   ----------
Balances, December 31,
  1988                         5,556       942        338,631           -          3,154                       -      348,283

Issuance of 37,037 shares
  of preferred stock for
  cash                         3,704         -        336,296           -              -                       -      340,000

Issuance of 7,500 shares
  of common stock for
  services under option
  plan                             -         7          2,493           -              -                       -        2,500

Net loss                           -         -              -           -         (5,025)      (5,025)         -       (5,025)
                                                                                            ---------
Comprehensive loss                 -         -              -           -              -    $  (5,025)         -            -
                           ---------   -------     ----------   ---------    -----------    ---------    -------   ----------
Balances, December 31,
  1989                         9,260       949        677,420           -         (1,871)                      -      685,758


                                    See accompanying notes to consolidated financial statements


                    PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                    (Loss)

            October 22, 1986 (inception) through December 31, 1999


                                                                                                        Accumulated
                                                                               Deficit                    other
                                                                             accumulated     Compre-      compre-        Net
                                                   Additional    Deferred     during         hensive      hensive       stock-
                             Preferred   Common     paid-in      compen-    development      income       income       holders'
                               stock     stock      capital       sation       stage         (loss)       (loss)        equity
                           -----------  -------   -----------   ---------  ------------     --------    -----------   -------------
Issuance of 37,037
 shares of preferred
 stock for cash             $  3,703        -       336,297            -              -                         -         340,000

Issuance of 2,475
 shares of common
 stock for cash
 under option plan                 -        2           898            -              -                         -            900

Net loss                           -        -             -            -       (212,976)     (212,976)          -       (212,976)
                                                                                            ---------
Comprehensive loss                 -        -             -            -              -    $ (212,976)          -              -
                           ---------    -----     ---------      -------     ----------    ==========    --------      ---------
Balances, December 31,
 1990                         12,963      951     1,014,615            -       (214,847)                        -        813,682

Issuance of 4,500
 shares of common
 stock for cash
 under option plan                 -        5         2,245            -              -                         -          2,250

Net loss                           -        -             -            -       (462,054)     (462,054)          -       (462,054)
                                                                                           ----------
Comprehensive loss                 -        -             -            -              -    $ (462,054)          -              -
                           ---------    -----     ---------      -------      ---------    ==========     -------     ----------
Balances, December 31,
 1991                         12,963      956     1,016,860            -       (676,901)                        -        353,878

Issuance of 3,675
 shares of common
 stock for cash
 under option plan                 -        4         2,221            -              -                         -          2,225

Issuance of 230,334
 shares of common
 stock upon
 conversion of
 129,630 shares of
 preferred stock             (12,963)     230        12,733            -              -                         -              -

Repurchase and
 cancellation of
 83,334 shares of
 common stock
 for cash                          -      (83)     (299,917)           -              -                         -       (300,000)

Issuance of 781,250
 shares of preferred
 stock for cash, net
 of offering costs               781        -     4,937,462            -              -                         -      4,938,243

Issuance of 678,573
 shares of preferred
 stock for cash, net
 of offering costs               679        -     4,693,794            -              -                         -      4,694,473

Issuance of 101,452
 shares of common
 stock for services
 related to preferred
 stock offering                    -      101          (101)           -              -                         -              -

Net loss                           -        -             -            -     (2,607,359)     (2,607,359)        -     (2,607,359)
                                                                                            ------------
Comprehensive loss                 -        -             -            -              -     $(2,607,359)        -              -
                           ---------    -----     ---------      -------      ---------     ============   -------     ----------
Balances, December 31,
 1992                          1,460    1,208    10,363,052            -     (3,284,260)                        -      7,081,460


                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
             October 22, 1986 (inception) through December 31, 1999

                                                                                                        Accumulated
                                                                              Deficit                      other
                                                                            accumulated     Compre-       compre-        Net
                                                  Additional    Deferred      during        hensive       hensive       stock-
                           Preferred     Common     paid-in      compen-    development      income        income       holders'
                             stock       stock      capital       sation       stage         (loss)        (loss)        equity
                           ---------    ------    ----------    --------   ------------   ------------  -----------    ----------
Issuance of 37,524
 shares of common
 stock for cash
 under option plan          $      -        38        25,545           -              -                           -        25,583

Issuance of 583,334
 shares of preferred
 stock for cash, net
 of offering costs               583         -     6,968,115           -              -                           -     6,968,698

Issuance of 6,050
 shares of preferred
 stock for services                6         -        72,594           -              -                           -        72,600

Deferred compensation
 related to grant of
 stock options, net of
 current year expense              -         -       766,500    (745,458)             -                           -        21,042

Net loss                           -         -             -           -     (7,158,581)    (7,158,581)           -    (7,158,581)
                                                                                          ------------
Comprehensive loss                 -         -             -           -              -   $ (7,158,581)           -             -
                           ---------    ------    ----------    --------   ------------   ============  -----------    ----------
Balances, December 31,
 1993                          2,049     1,246    18,195,806    (745,458)   (10,442,841)                          -     7,010,802

Issuance of 3,475,666
 shares of common stock
 upon conversion of
 2,049,207 shares of
 preferred stock              (2,049)    3,475        (1,426)          -              -                           -             -

Issuance of 2,000,000
 shares of common stock
 for cash, net of
 offering costs                    -     2,000     9,530,252           -              -                           -     9,532,252

Issuance of 20,000
 shares of common stock
 for services                      -        20        95,958           -              -                           -        95,978

Issuance of 46,118
 shares of common stock
 for cash and options
 for 432 shares under
 option plans                      -        46        26,477           -              -                           -        26,523

Amortization of
 deferred compensation             -         -             -     255,500              -                           -       255,500

Net loss                           -         -             -           -     (6,756,333)    (6,756,333)           -    (6,756,333)
                                                                                          ------------
Comprehensive loss                 -         -             -           -              -     (6,756,333)           -             -
                           ---------    ------    ----------    --------   ------------   ============  -----------    ----------
Balances, December 31,
 1994                              -     6,787    27,847,067    (489,958)   (17,199,174)                          -    10,164,722

Issuance of 242,385
 shares of common stock
 for cash and options
 for 14,816 shares
 under option plans                -       243       100,378           -              -                           -       100,621

Issuance of 39,771
 shares of common stock
 for cash under
 employee purchase plan            -        40       109,827           -              -                           -       109,867

Issuance of 3,287
 shares of common stock
 for services                      -         3         9,858           -              -                           -         9,861

Amortization of
 deferred compensation             -         -             -     255,500              -                           -       255,500

Net loss                           -         -             -           -     (3,318,091)    (3,318,091)           -    (3,318,091)

                                                                                          ------------
Comprehensive loss                 -         -             -           -              -  $  (3,318,091)           -             -
                           ---------    ------    ----------    --------   ------------   ============  -----------    ----------
Balances, December 31,
 1995                              -     7,073    28,067,130    (234,458)   (20,517,265)                          -     7,322,480

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 1999

                                                                                                            Accumulated
                                                                                      Deficit                  other
                                                                                    accumulated   Compre-     compre-      Net
                                                             Additional   Deferred    during      hensive     hensive     stock-
                                      Preferred    Common      paid-in     compen-  development   income      income     holders'
                                        stock       stock      capital     sation      stage      (loss)      (loss)      equity
                                     ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Issuance of 1,000,000
 shares of common stock
 for cash (note 3)                   $         -       1,000   7,499,000          -           -                       -  7,500,000

Issuance of 3,450,000
 shares of common stock for
 cash, net of offering costs                   -       3,450  47,909,132          -           -                       - 47,912,582

Issuance of 223,940
 shares of common stock for
 cash and options for 5,746
 shares under option plans                     -         223     220,726          -           -                       -    220,949

Issuance of 24,814
 shares of common stock for
 services under option plans                   -          25     333,890          -           -                       -    333,915

Issuance of 18,147
 shares of common stock for cash
 under employee purchase plan                  -          18     110,423          -           -                       -    110,441

Issuance of 17,519
 shares of common stock for
 warrants for 2,731 shares
 upon exercise of warrants                     -          18         (18)         -           -                       -          -

Consulting expense related to
 the grant of stock options
 for services rendered (note 6)                -           -     130,000          -           -                       -    130,000

Amortization of deferred
 compensation                                  -           -           -    234,458           -           -           -    234,458

Net income                                     -           -           -          -   6,104,687   6,104,687           -  6,104,687
                                                                                                -----------
Comprehensive income                           -           -           -          -           - $ 6,104,687           -          -
                                     ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Balances, December 31, 1996                    -      11,807  84,270,283          - (14,412,578)                      - 69,869,512

Issuance of 160,000
 shares of common stock
 for cash (note 3)                             -         160   1,553,840          -           -                       -  1,554,000

Issuance of 211,554
 shares of common stock
 for cash and 11,864
 shares under option plans                     -         211     301,868          -           -                       -    302,079

Issuance of 11,200
 shares of common stock for
 services under option plans                   -          11     128,089          -           -                       -    128,100

Issuance of 20,343 shares
 of common stock for cash
 under employee purchase plan                  -          20     159,766          -           -                       -    159,786

Net loss                                       -           -           -          - (11,694,341)(11,694,341)          -(11,694,341)
                                                                                                -----------
Comprehensive loss                             -           -           -          -           -$(11,694,341)          -          -
                                     ----------- ----------- ----------- ---------- ----------- ----------- ----------- ----------
Balances, December 31, 1997                    -      12,209  86,413,846          - (26,106,919)                      - 60,319,136

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 1999

                                                                                                            Accumulated
                                                                                    Deficit                   other
                                                                                  accumulated   Compre-      compre-       Net
                                                         Additional    Deferred     during      hensive      hensive      stock-
                                Preferred     Common       paid-in     compen-    development    income       income      holders'
                                  stock        stock       capital      sation       stage       (loss)       (loss)       equity
                               -----------  -----------  -----------  ----------  -----------  -----------  -----------  ----------
Issuance of 204,000
 shares of common stock
 for cash (note 3)                       -          204    1,299,072           -            -                         -   1,299,276

Issuance of 124,252
 shares of common stock for
 cash under option plans                 -          124      242,504           -            -                         -     242,628

Issuance of 16,097
 shares of common stock for
 services under option plans             -           17      121,133           -            -                         -     121,150

Issuance of 31,669
 shares of common stock for cash
 under employee purchase plan            -           32      215,317           -            -                        -      215,349

Gross unrealized gains on
 marketable securities                                                                         $   433,772

Reclassification for realized
 gains on marketable securities                                                                   (323,420)
                                                                                               -----------
Net unrealized gains on
 marketable investment securities        -            -            -           -                   110,352      110,352     110,352

Net loss                                 -            -            -           -  (17,162,107) (17,162,107)             (17,162,107)
                                                                                               -----------
Comprehensive loss                       -            -            -           -            - $(17,051,755)           -          -
                               -----------  -----------  -----------  ----------  -----------  ===========  -----------  ----------
Balances, December 31, 1998              -       12,586   88,291,872           -  (43,269,026)                  110,352  45,145,784

Issuance of 249,000
 shares of common stock
 for cash (note 3)                       -          249    1,323,684           -            -                         -   1,323,933

Issuance of 124,365
 shares of common stock for
 cash under option plans                 -          124      250,489           -            -                         -     250,613

Issuance of 15,062
 shares of common stock for
 services under option plans             -           15      105,342           -            -                         -     105,357

Issuance of 38,034
 shares of common stock for cash
 under employee purchase plan            -           38      222,225           -            -                         -     222,263

Issuance of 6,516,923
 shares, and option and warrants
 to purchase 675,520 shares of
 common stock in purchase
 business combination (note 2)           -        6,518   44,746,283           -            -                         -  44,752,801

Compensation expense on
 stock option issuances                  -            -       96,432           -            -                         -      96,432

Gross unrealized loss
 on marketable securities                                                                     $   (265,910)

Reclassification for realized
 losses on marketable securities                                                                   101,840
                                                                                               -----------
Net unrealized losses on
 marketable investment securities        -            -            -           -                  (164,070)    (164,070)   (164,070)

Net loss                                 -            -            -           -  (35,654,207) (35,654,207)           - (35,654,207)
                                                                                                -----------
Comprehensive loss                       -            -            -           -            - $(35,818,277)           -           -
                               -----------  -----------  -----------  ----------  -----------  ===========  -----------  ----------
Balances, December 31, 1999    $         -       19,530  135,036,327           -  (78,923,233)                  (53,718) 56,078,906
                               ===========  ===========  ===========  ==========  ===========               ===========  ==========

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows


                                                                                                                 October 22,
                                                                                                                   1986
                                                                                                                (inception)
                                                                                                                  through
                                                                         Years ended December 31,               December 31,
                                                                 ---------------------------------------------
                                                                      1999            1998            1997           1999
                                                                 ------------   -------------  ---------------  --------------
Cash flows from operating activities:
    Net loss                                                   $ (35,654,207)    (17,162,107)    (11,694,341)     (78,923,233)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                              1,195,916       1,116,313       1,210,250        6,708,720
        Impairment loss                                              131,062               -               -          131,062
        Gain on sale of equipment                                         -                -               -          (29,909)
        Issuance of common and preferred stock in lieu of
          cash for services                                          105,357         121,150         128,100        1,033,061
        Amortization of deferred compensation                         96,432               -               -          862,932
        Write off of in-process research and development          17,760,000               -               -       17,760,000
        Decrease (increase) in operating assets:
          Accounts receivable                                       (325,544)        291,667          23,541         (425,544)
          Other current assets                                       125,000         125,000        (281,250)         (31,250)
          Other assets                                                    -                -               -           (6,867)
        Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                  (1,703,165)         883,815         448,851          520,298
          Deferred income                                            93,750           91,667          83,333          768,750
          Income tax payable                                             -                 -        (150,000)               -
                                                                 ------------   -------------  ---------------  --------------
                  Net cash used in operating activities         (18,175,399)     (14,532,495)    (10,231,516)     (51,631,980)
                                                                 ------------   -------------  ---------------  --------------
Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities         7,231,310        2,119,667     (21,838,568)     (12,487,591)
  Acquisitions of equipment and leasehold improvements             (641,674)      (1,506,902)     (2,369,428)      (9,928,104)
  Proceeds from sale of equipment                                        -                 -               -        1,075,621
  Cash paid for acquisition, net of cash received                  (675,783)               -               -         (675,783)
                                                                 ------------   -------------  ---------------  --------------
                  Net cash provided by (used in) investing
                  activities                                      5,913,853          612,765     (24,207,996)     (22,015,857)
                                                                 ------------   -------------  ---------------  --------------
Cash flows from financing activities:
  Proceeds from note payable to bank                                     -                 -               -          123,855
  Proceeds from issuance of preferred stock                              -                 -               -       17,581,416
  Proceeds from issuance of common stock                          1,796,809        1,757,253       2,015,865       71,125,647
  Proceeds from long-term debt                                           -                 -               -        1,166,434
  Principal payments on note payable to bank                             -                 -               -         (123,855)
  Principal payments under capital lease obligations                (26,291)         (34,864)        (65,117)      (1,446,292)
  Principal payments on long-term debt                               (8,567)        (290,967)       (369,467)      (1,363,738)
  Repurchase of preferred stock                                          -                 -               -         (300,000)
                                                                 ------------   -------------  ---------------  --------------
                  Net cash provided by financing activities       1,761,951        1,431,422       1,581,281       86,763,467
                                                                 ------------   -------------  ---------------  --------------
Net increase (decrease) in cash and cash equivalents            (10,499,595)     (12,488,308)    (32,858,231)      13,115,630

Cash and cash equivalents at beginning of period                 23,615,225       36,103,533      68,961,764                -
                                                                 ------------   -------------  ---------------  --------------
Cash and cash equivalents at end of period                     $ 13,115,630       23,615,225      36,103,533       13,115,630
                                                                 ============   =============  ===============  ==============

Supplemental disclosures of cash flow information:

Cash paid for interest                                         $      3,759           16,481          67,917          705,575

Cash paid for taxes                                                      -                 -         317,765        1,017,765


Supplemental schedule of noncash investing and financing activities:

Acquisition of equipment through incurrence of capital
 lease obligations                                             $         -                 -          77,155        1,477,809

Acquisition of leasehold improvements through incurrence
 of debt                                                                 -                 -               -          197,304
Issuance of preferred stock for stock subscription receivable            -                 -               -        4,000,000
Accrual of deferred offering costs                                       -                 -               -          150,000
Unrealized (loss) gain on marketable investment securities         (164,070)         110,352               -          (53,718)



                                    See accompanying notes to consolidated financial statements

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(1)  Organization and Summary of Significant Accounting Policies

     The consolidated financial statements include the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its operating subsidiary NPS Allelix Corp. (NPS Allelix), collectively referred to as the Company. NPS, a development stage enterprise, is engaged in the discovery and development of novel pharmaceutical products. Since inception, NPS' principal activities have been performing research and development, raising capital, and establishing research and license agreements. NPS Allelix is a drug development company focused on neuropharmaceuticals and protein therapeutics and is located in Ontario, Canada. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

     (a)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $10.3 million and $21.5 million at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the book value of cash equivalents approximates fair value.

     (b)  Revenue Recognition

          The Company recognizes revenue from its research agreements as related research costs are incurred and from its license fees and milestone payments as agreed upon events occur. Cash received in advance of the performance of the related research is recorded as deferred income.

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

     (d)  Income Taxes

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

     (e)  Loss Per Common Share

          Basic loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

          Potential common shares of approximately 2.7 million, 2.3 million, and
          2.1 million outstanding during the years ended December 31, 1999, 1998, and 1997, respectively, that could potentially dilute basic earnings per share in

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


          the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the period. Additionally, the Company expects to issue between 71,968 and 287,579 shares of common stock in accordance with the preferred stock agreement described in note 2.

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

     (h)  Marketable Investment Securities

          The Company classifies its marketable debt securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of securities are included in results of operations and are determined on the specific-identification basis.

     (i)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All monetary amounts are reported in U.S. dollars unless specified otherwise.

     (j)  Goodwill and Other Purchased Intangibles

          Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the net tangible assets acquired in connection with the acquisition of Allelix Biopharmaceuticals Inc. (Allelix) on December 23, 1999. The excess purchase price includes goodwill, assembled work force, and patents which are being amortized using the straight-line basis over lives ranging from two to six years.

     (k)  Accounting for Impairment of Long-Lived Assets

          The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     (l)  Foreign Currency Translation

          The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation will be reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses will be included in other income (expense) for the period in which the transaction occurs. The Company's foreign subsidiary in Canada had net assets of approximately $28.5 million as of December 31, 1999.

     (m)  Operating Segments

          The Company operates in one line of business, the development, and commercialization of pharmaceutical products. As such, the Company has only one reportable operating segment as defined by the SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

(2)  Business Acquisition

     On December 23, 1999, the Company acquired all of the outstanding common stock of Allelix for 6,516,923 shares of the Company's common stock which was valued at approximately $42.8 million. In addition, the Company converted all outstanding Allelix options and warrants into options to purchase approximately 675,520 shares of common stock of the Company with a fair value of approximately $1.9 million and incurred transaction costs of approximately $1.5 million. The acquisition was accounted for by the purchase method. Although the acquisition closed on December 23, 1999, for accounting purposes, it was recorded on December 31, 1999, as the operating results from December 23, 1999 to December 31, 1999 were not material.

     Allelix merged with and into an acquisition subsidiary of the Company in an exchange of 0.3238 of a common share of NPS or 0.3238 of an exchangeable share of NPS Allelix for each share of Allelix common stock outstanding. The exchangeable shares of NPS Allelix are the functional and economic equivalent of NPS common shares and each exchangeable share of NPS Allelix entitles the holder to acquire one share of NPS common stock upon exchange. At the closing of the transaction, NPS issued 3,040,914 common shares and NPS Allelix issued 3,476,009 exchangeable shares, both of which are included in the number of NPS common shares outstanding and weighted average shares outstanding for financial reporting purposes. In addition, each outstanding option or warrant for Allelix common shares became exercisable into an option or warrant for 0.3238 of a common share of NPS or 0.3238 of an exchangeable share of NPS Allelix.

     At the time of closing of the transaction, 1,000 outstanding preferred shares of Allelix became convertible into NPS common shares and will convert on April 30, 2000. The number of common shares into which the preferred shares convert will be determined by dividing the stated value of $2,000 for each preferred share by 80 percent of the average of the closing bid and ask prices of one NPS common share during a period of twenty consecutive trading days preceding the conversion date provided, however, that the resulting purchase price is subject to a ceiling price of $27.79 per common share and a floor price of Cdn. $10.38 per common share. The Company has recorded these preferred shares as a minority interest of $2.5 million at December 31, 1999. Such minority interest will be eliminated upon issuance of common shares.

     In connection with the acquisition, the Company recorded a one time write-off of $17.76 million for in-process research and development in the fourth quarter of 1999. An independent valuation of Allelix was used to value the acquired in-process research and development projects. The fair value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility (FDA approval) and had no alternative future uses.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     In developing these cash flow projections, revenues were forecasted for each project based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Allelix and its competitors. The projected revenues are dependent upon successful introduction of the in-process research and development projects.

     In determining the operating cash flows related exclusively to each in-process research and development project, the contribution of both developed technology and core technology leveraged by the in-process projects were considered. Because Allelix did not have any products that had achieved technological feasibility as of the valuation date, no value was assigned to developed technology for allocation purposes. The value of the core technology leveraged by the in-process projects was captured in the valuation of the patent portfolio, consequently, no value was assigned to core technology leveraged for allocation purposes.

     Considering both project costs and technological progress for each project, percentage of completion assumptions were employed to reduce the projected revenue streams for the incomplete portion of each project as of the valuation date. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process research and development. A tax rate of 40% was applied and appropriate adjustments were made to operating income to derive net cash flow for each project.

     The revenues earned by the in-process research and development products represent the return on all of the assets acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, the value and required rate of return for other identifiable assets must be determined. The required return of these other contributory assets was deducted from the cash flows generated by the projects in the in-process and research and development model to determine the incremental cash flows specifically attributable to the completed portion of the in-process research and development projects.

     The discount rate applied to the net estimated cash flow for each in-process research and development project was based on each project's state of development, complexity, and the market risk for the resulting product. Discount rates of 45 percent to 75 percent were applied to the in-process research and development projects.

     The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows:


        Total purchase price:
           Total stock consideration                            $ 42,816,185
           Value of options and warrants assumed                   1,936,616
           Transaction costs                                       1,487,772
                                                                ------------
                                                                $ 46,240,573
                                                                ============

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


                                                         Amortization period
                                                               (years)
                                                         -------------------
Purchase price allocation:
Net tangible assets acquired            $ 16,997,335
Net liabilities assumed                   (7,566,573)
Intangible assets:
 Assembled workforce                         680,000             2
 Patents                                   7,140,000             5
 Goodwill                                 11,229,811             6
In-process research and development       17,760,000          Expensed
                                        ------------
                                        $ 46,240,573
                                        ============

     The following unaudited pro forma financial information presents the combined results of operations of NPS and Allelix as if the acquisition had occurred as of the beginning of 1998 after giving effect to adjustments, including but not limited to, amortization of goodwill and purchased intangibles, and entries to conform Allelix to the Company's accounting policies. The $17.76 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a nonrecurring charge. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had NPS and Allelix constituted a single entity during such periods.

                                                 Years ended December 31,
                                                   1999            1998
                                                 ------------------------
                                                       (unaudited)
                                                       -----------
      Net revenue                              $ 10,162,000    12,156,000
      Net loss                                  (36,836,000)  (31,524,000)
      Basic and diluted net loss per share            (1.90)        (1.66)

     In conjunction with the acquisition, the Company adopted a formal plan to terminate the employment of thirty-two Allelix employees. The plan outlined the amount of severance and type of benefits to be paid upon termination in January 2000 and was communicated to the affected employees in December 1999. Allelix recorded a liability of approximately $1.1 million for salaries and benefits and this amount was included in the allocation of the purchase price by the Company.

(3)  Collaborative and License Agreements

     The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensees) under certain of the below described collaborative and license agreements, the success of the programs, as explained below, is dependent upon the efforts of the Licensees. Each of its respective agreements shown below may be terminated early. If any of the Licensees terminates the agreements, such termination may have a material adverse effect on the Company's operations. Following is a description of significant current collaborations and license agreements:

     (a)  Amgen Inc.

          Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


          payments totaling $26.0 million, and royalties on any future product sales. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company. The Company recognized revenue of $400,000 in 1999, 1998, and 1997 as research support revenue.

     (b)  Kirin Brewery Company, Limited

          Effective June 30, 1995, NPS entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Limited (a Japanese company), to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and are $250,000 per quarter over the remaining three years of the agreement. Additionally, at December 31, 1999 the Company has deferred income of approximately $250,000 related to its research agreement with Kirin. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing NPS's parathyroid calcium receptor technology.

          The Company recognized $1.0 million, $1.0 million, and $1.5 million in research support as revenue in 1999, 1998, and 1997, respectively. Additionally, the Company recognized as revenue a $2.0 million milestone payment related to this agreement during 1997. No milestone payments were received in 1999 and 1998.

     (c)  SmithKline Beecham Corporation

          Effective November 1, 1993, the Company entered into the SmithKline Beecham Agreement (SB Agreement) to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The SB Agreement established a three-year research collaboration between the parties, which has been extended through October 2000. As part of extending this agreement SmithKline Beecham has purchased 613,000 shares of the Company's common stock and agreed to pay research support payments of approximately $87,500 per quarter through October 2000 unless the agreement is terminated earlier. Under the SB Agreement, the Company granted SmithKline Beecham the exclusive license to develop and market worldwide compounds described under the SB Agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, SmithKline Beecham has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

          Under the SB Agreement, the Company has recognized research and licensing revenue of $2.0 million, $2.2 million, and $1.9 million in 1999, 1998, and 1997, respectively. Additionally, at December 31, 1999, the Company has deferred income of approximately $768,750 related to its research agreement with SmithKline Beecham. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by SmithKline Beecham and a share of the profits from co-promoted products.

          SmithKline Beecham and S.R. One, Limited, an affiliate of SmithKline Beecham, are equity investors in the Company.

     (d)  Janssen Pharmaceutica N.V.

          On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Under the terms of the agreement, Allelix is entitled to receive initial licensing revenue of approximately $2.0 million (which it received and recorded in 1998), annual research and development funding of approximately $2.3 million for a minimum of two years, and may receive milestone payments of up to $21.5 million which are dependent on successful achievement of clinical development benchmarks. NPS Allelix will receive royalties when and if there is a commercial sale of products resulting

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


          from the collaboration. Royalties will be calculated under a tiered formula that provides for increases in the royalty rate based on aggregate annual sales revenue. In addition, Janssen will assume responsibility for development of the compounds, including expenses. Janssen has the right to market products worldwide, subject to an NPS Allelix option for co-promotion in Canada.

     (e)  Eli Lilly Canada, Inc.

          On December 31, 1989, Allelix entered into a research agreement with Eli Lilly Canada, Inc. Under the terms of the agreement, NPS Allelix receives Cdn. $2.7 million per year for research. The agreement expires November 30, 2000.

     (f)  Technology Partnerships Canada

          On November 9, 1999, Allelix entered into an agreement with Technology Partnerships Canada (TPC), a program of the Canadian government, which provides for TPC to reimburse NPS Allelix for research expenses incurred pursuing treatments for various intestinal disorders utilizing specified technology (the ALX 0600 technology). TPC will reimburse NPS Allelix for 30% of the qualified costs incurred through December 2002 up to a maximum of Cdn. $8.4 million. NPS Allelix will pay a 10% royalty to TPC on revenues received through December 2008 from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn. $23.9 million by that date, then royalty payments shall continue until that amount is reached or until December 2017 whichever occurs first. If TPC declares an event of default under the agreement, NPS Allelix could be required to repay all amounts received from TPC, plus interest and other damages. As of December 31, 1999, no event of default had occurred.

     (g)  Joint Venture and In-license Agreements

          The Company has entered into agreements with joint venture partners to purchase information technology and laboratory services. Additionally, the Company has entered into certain sponsored research and license agreements that require the Company to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 1999, 1998, and 1997, the Company paid to these institutions $1.4 million, $1.5 million, and $1.2 million, respectively, in sponsored research payments and license fees. As of December 31, 1999, the Company had a total commitment of approximately $1.5 million for joint venture services and future research support payments.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(4)  Marketable Investment Securities

     Investment securities available for sale as of December 31, 1999, are summarized as follows:

                                                                             Gross              Gross
                                                        Amortized         unrealized          unrealized           Fair
                                                          cost           holding gains      holding losses        value
                                                     ---------------    ---------------    ---------------     ---------------
        Debt securities:
            Treasury                                $     2,828,074                  -             (5,905)          2,822,169
            Corporate                                    14,524,304                  -            (41,923)         14,482,381
            Commercial paper                              5,264,468                  -             (5,890)          5,258,578
                                                    ---------------     --------------     --------------      --------------
                                                    $    22,616,846                  -            (53,718)         22,563,128
                                                    ===============     ==============     ==============      ==============

     Investment securities available for sale as of December 31, 1998, are summarized as follows:

                                                                             Gross              Gross
                                                        Amortized         unrealized          unrealized           Fair
                                                          cost           holding gains      holding losses        value
                                                     ---------------    ---------------    ---------------     ---------------
       Debt securities:
           Treasury                                 $     7,591,078             54,088                  -          7,645,166
           Corporate                                      9,174,994             35,054                  -          9,210,048
           Commercial paper                               2,952,829             21,210                  -          2,974,039
                                                    ---------------     --------------     --------------      --------------
                                                    $    19,718,901            110,352                  -         19,829,253
                                                    ===============     ==============     ==============      ==============

     Maturities of investment securities available for sale are as follows at December 31, 1999:

                                                                                        Amortized
                                                                                          cost            Fair value
                                                                                     ---------------    ---------------
         Due within one year                                                        $    12,044,391         12,013,999
         Due after one year through five years                                            9,492,036          9,480,058
         Due between five and ten years                                                   1,080,419          1,069,071
                                                                                    ---------------      -------------
                                                                                    $    22,616,846         22,563,128
                                                                                    ===============      =============

     For the years ended December 31, 1999, 1998, and 1997, purchases of marketable investment securities were $73.6 million, $203.0 million, $127.0 million, respectively. For the years ended December 31, 1999, 1998, 1997, sales of marketable investment securities were $59.7 million, $172.0 million, $91.4 million, respectively. For the years ended December 31, 1999, 1998, and 1997, maturities of marketable investment securities were $21.2 million, $32.7 million, and $13.4 million, respectively.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(5)  Leases

     The Company is obligated under various capital leases for certain equipment that expire at various dates during the next three years. The Company also has noncancelable operating leases for office and laboratory space that expire in 2004 and 2008. Rental expense for these operating leases was $894,594, $671,809, and $530,953 for 1999, 1998, and 1997, respectively.
     The present value of future minimum lease payments on capital leases and future lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

                                                  Capital           Operating
                                                  leases             leases
                                             ---------------    ---------------
      Year ending December 31:
         2000                                    $   370,770          1,101,669
         2001                                        317,736          1,060,573
         2002                                         55,050          1,078,296
         2003                                              -          1,079,109
         2004                                              -            980,689
         Thereafter                                        -          1,860,876
                                                 -----------       ------------

       Present value of minimum capital lease
       payments and total minimum operating
       lease payments                                743,556       $  7,161,212
                                                                   ============
 Less, current installments of obligations
 under capital leases                                370,770
                                                 -----------
       Obligations under capital leases,
       excluding current installments
                                                 $   372,786
                                                 ===========

     At December 31, 1999 and 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                       1999               1998
                                                ---------------     -----------
        Equipment                               $     1,671,700       1,322,102
        Less accumulated amortization                (1,278,587)     (1,241,549)
                                                ---------------      ----------
        Net equipment                           $       393,113          80,553
                                                ===============      ==========

     As required by the Company's capital lease agreement at December 31, 1999, deposits of cash totaling $775,755 are being held in order to meet future payment obligations.

(6)  Long-term Debt

     Long-term debt at December 31, 1999 and 1998, consists of the following notes payable to a financial institution:

                                                                    1999              1998
                                                              --------------    --------------
       Committed installment loan                             $    1,567,020                 -

       10% to 16% notes payable in monthly
        installments of $36,824 including
        interest; secured by certain equipment
        and leasehold improvements                                         -             8,567

       Less current installments                                           -            (8,567)
                                                              --------------    --------------
       Long-term debt, excluding current installments         $    1,567,020                 -
                                                              ==============    ==============

     The Company has a loan facility for up to approximately Cdn. $4.5 million, secured by essentially all real and personal property of NPS Allelix, which is for various borrowing purposes. The interest rate on the loan is based on the

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     Canadian prime rate plus 1 percent (6.2 percent at December 31, 1999). At December 31, 1999, the amount borrowed by the Company matures on January 20, 2002 with interest only payments required until the maturity date.

(7)  Capital Stock

     In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the Rights Plan). The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2002. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 1999, the Rights were not exercisable.

(8)  Stock-Based Compensation Plans

     As of December 31, 1999, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994
     Plan), the 1994 NonEmployee Directors' Stock Option Plan (the Directors'
     Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 4,727,055 shares are authorized for issuance under the four plans.

     As of December 31, 1999, there are no shares reserved for future grant under the 1987 Plan, there are 274,024 shares reserved for future grant under the 1994 Plan, there are 72,530 shares reserved for future grant under the Directors' Plan, and there are 268,670 shares reserved for future grant under the 1998 Plan. Under the Company's 1994 Plan and the 1998 Plan the exercise price of options granted is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

     Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted on December 1 of each year of service. The exercise price of options granted is the fair market value on the date of grant.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     A summary of activity related to aggregate options under all four plans is indicated in the following table:

                                                            Years ended December 31,
                                ---------------------------------------------------------------------------------
                                          1999                        1998                       1997
                                --------------------------  --------------------------  -------------------------
                                                 Weighted-                   Weighted-                  Weighted-
                                 Number           average    Number           average    Number          average
                                   of            exercise      of            exercise      of           exercise
                                 shares           price      shares           price      shares          price
                                --------         -------    --------         -------    --------        -------
Options outstanding
  at beginning of year           2,305,654        $ 7.01     2,057,776        $ 7.04     1,822,969       $ 5.68
Options granted                    418,582          5.07       531,097           6.71      500,950         9.91
Options assumed in
  acquisition                      407,055          9.24             -              -            -            -
                                 ---------                   ---------                   ---------
                                 3,131,291                   2,588,873                   2,323,919
                                 ---------                   ---------                   ---------
Options exercised                  145,272          2.70       140,349           2.81      234,618         2.33
Options canceled                   165,105          8.31       142,870          10.17       31,525         9.09
                                 ---------                   ---------                   ---------
                                   310,377                     283,219                     266,143
                                 ---------                   ---------                   ---------
Options outstanding
  at end of year                 2,820,914        $ 7.19     2,305,654         $ 7.01    2,057,776      $ 7.04
                                 =========                   =========                   =========
Options exercisable
  at end of year                 1,995,204        $ 7.54     1,362,536         $ 6.20    1,111,378      $ 4.59

Weighted-average fair
  value of options granted
  during the year                $    3.62                   $    3.95                   $    5.65

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                      Options outstanding                      Options exercisable
                          --------------------------------------------     ---------------------------
                                          Weighted-
                                          average         Weighted-                         Weighted-
                          Outstanding     remaining        average         Exercisable       average
  Range of                   as of       contractual      exercise           as of          exercise
exercise prices            12/31/99         life            price           12/31/99          price
---------------           -----------  ---------------  --------------     ---------       -----------
$  0.00 - 1.66              117,811          2.3          $ 0.74            116,811           $ 0.74
   1.67 - 3.33              377,309          4.2            2.42            377,309             2.42
   3.34 - 4.99              431,407          9.5            4.53            100,407             4.63
   5.00 - 6.65              590,326          8.5            6.36            273,606             6.12
   6.66 - 8.31              370,418          6.6            8.04            292,418             8.10
   8.32 - 9.98              376,537          6.8            9.64            239,047             9.58
   9.99 - 11.64             362,450          6.1           10.20            362,360            10.20
  11.65 - 13.30              91,781          6.1           12.57             90,371            12.58
  13.40 - 14.96              48,008          4.3           13.98             48,008            13.98
  14.97 - 23.81              35,981          7.3           21.47             35,981            21.47
  23.82 - 47.72              18,886          6.6           35.33             18,886            35.33
                          ---------                                       ---------
                          2,820,914          6.9            7.19          1,955,204             7.54
                          =========                                       =========

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased, to the following pro forma amounts:

                                            1999                   1998                   1997
                                     ------------------     ------------------     ------------------
       Net loss:
          As reported                  $   (35,654,207)       $   (17,162,107)       $   (11,694,341)
          Pro Forma                        (38,313,293)           (19,972,204)           (13,900,115)
       Net loss per share
          As reported:
            Basic and diluted          $         (2.77)       $         (1.39)       $         (0.98)
        Pro Forma:
            Basic and diluted          $         (2.98)       $         (1.62)       $         (1.16)

     Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk free interest rates of
     7.0 percent, 5.0 percent, and 6.0 percent; expected dividend yields of -0-percent; expected lives of 5 years; and expected volatility of 85 percent, 65 percent, and 60 percent. The weighted-average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 1999, 1998, and 1997 was $2.87, $3.02, and $3.68,
     respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option pricing model with the following weighted-average assumption in 1999, 1998, and 1997, respectively: risk free interest rates of 4.7 percent, 5.3 percent, and 5.3 percent; expected dividend yields of -0-percent; expected lives of .5 years; and expected volatility of 85 percent, 65 percent, and 60 percent.

     The Company also has the Purchase Plan whereby qualified employees in the U.S. are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market price at the beginning or end of the offering period. The Company has authorized 260,000 shares for purchase by employees. Employees purchased 38,034 and 31,669 shares under the Purchase Plan in the years ended December 31, 1999 and 1998, respectively, and 112,036 shares remain available for future purchase.

     Company officers hold options to acquire 80,000 shares of the Company's common stock contingent upon the accomplishment of certain events.

     In connection with the acquisition of Allelix, the Company assumed 268,465 warrants which were outstanding at December 31, 1999, that each entitle the holder to purchase one common share of the Company for each warrant outstanding. These warrants have been recorded at their estimated fair value and are included as part of the purchase price of Allelix. There are 215,867 warrants at $15.94 which expire July 17, 2000, 36,464 warrants at $17.27 which expire October 18, 2000, 12,319 warrants at $17.27 which expire October 26, 2000, and 3,815 warrants at $21.51 which expire June 2, 2005. In connection with amounts borrowed in 1995, the Company also granted a financial institution warrants to purchase 32,542 shares of common stock at $3.69 per share. These warrants expire in June 2002.

(9)  Income Taxes

     The Company has no income tax expense for the years ended December 31, 1999 and 1998, and income tax expense of $167,765 for the year ended December 31, 1997, consisting of current foreign taxes and alternative minimum taxes.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net loss before income taxes as a result of the following:

                                                                              1999                1998                 1997
                                                                       ---------------      --------------      ---------------
Computed expected tax expense (benefit)                                 $  (12,122,430)         (5,835,116)          (3,919,036)

Change in the beginning-of-the-year balance of the valuation
 allowance for deferred tax assets allocated to income tax expense           7,400,000           7,131,000            4,870,061


Research credits                                                              (652,000)           (683,300)            (558,200)
Foreign taxes, net of federal income tax benefit                                     -                   -              132,000
State income taxes, net of federal tax effect                                 (575,000)           (566,300)            (380,300)
In process research and development                                          6,038,000                   -                    -
Other                                                                          (88,570)            (46,284)              23,240
                                                                        --------------      --------------      ---------------

                                                                        $            -                   -              167,765
                                                                        ==============      ==============      ===============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                                                          1999                            1998
                                                                         ------------------------------------      ----------------
                                                                            Domestic             Foreign               Domestic
                                                                         ----------------    ----------------      ----------------
Deferred tax assets:
 Deferred income                                                            $     352,000             138,000               252,000
 Equipment and leasehold improvements, principally due to
  differences in depreciation                                                     135,000             507,000               215,000

 Financing charges                                                                      -             410,000                     -
 Severance costs                                                                   70,000              82,000                     -
 Net operating loss carryforward                                               24,035,000             452,000            14,734,000
 Research activities credit carryforward                                        4,095,000          31,471,000             3,107,000
 Investment tax credit carryforward                                                     -           4,220,000                     -
 Minimum tax credit carryforward                                                  112,000                   -               112,000
                                                                         ----------------    ----------------

       Total gross deferred tax assets                                         28,799,000          37,280,000            18,420,000
Less valuation allowance                                                      (28,799,000)        (33,791,000)          (18,420,000)
                                                                         ----------------    ----------------      ----------------
       Deferred tax assets                                                              -           3,489,000                     -
Deferred tax liabilities:
 Intangible assets                                                                      -          (3,489,000)                    -
                                                                         ----------------    ----------------      ----------------
       Net deferred tax asset/(liability)                                               -                   -                     -
                                                                         ================    ================      ================

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements
                       December 31, 1999, 1998, and 1997


     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1999, will be allocated as follows: 1) To the extent that the Allelix acquired gross deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill, and then any remaining unamoritized other purchased intangible assets related to the acquisition. 2) Tax benefits in excess of the acquired goodwill and other purchased intangibles related to the acquisition will be reported as a reduction of income tax expense. Other recognized non acquisition related tax benefits will be reported as a reduction of income tax expense.

     The valuation allowance for deferred tax assets as of January 1, 1999 and 1998 was $18.4 million and $11.2 million, respectively. The net change in the Company's total valuation allowance for the years ended December 31, 1999 and 1998, was an increase of $44.1 million and $7.2 million, respectively. Of the approximate $47.7 million increase in the valuation allowance, approximately $40.2 million resulted from the Company's acquisition of Allelix as described in note 2.

     At December 31, 1999, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows:

                          Domestic net
                           operating
                              loss                                  Canadian net             Canadian
                         carry-forward        Domestic             operating loss           investment
                          for regular         research            carryforward for          tax credit          Canadian
                           income tax          credit            regular income tax           carry-        research credit
                            purposes       carry-forward              purposes                forward         carryfoward
                         -------------     ---------------      --------------------      -------------     ----------------
                                                              Federal       Provincial
                                                             ----------    ------------
      Expiring:
        2004          $          -                 -             -               -          430,000                -
        2005               247,000                 -       287,700       2,371,120          503,000                -
        2006               244,000                 -             -               -        1,108,000                -
        2007                     -            49,000             -               -        1,195,000                -
        2008             2,452,000           334,000             -               -          984,000                -
        2009             6,342,000           317,000             -               -                -                -
        2010             2,928,000           166,000             -               -                -                -
        2011             2,358,000           360,000             -               -                -                -
        2012            10,890,000           846,000             -               -                -                -
        2018            20,340,000         1,035,000             -               -                -                -
        2019            18,637,000           988,000             -                                -                -
                      ------------       -----------    ----------      ----------       ----------     ----------------
Total                 $ 64,438,000         4,095,000       287,700       2,371,120        4,220,000       31,471,000
                      ============       ===========    ============    ==========       ==========     ================

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


     The Company's domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryover. The Company's Canadian research credit carryover of $31,471,000 carries forward indefinitely.

     Of the total net operating losses, $2,824,000 is attributable to deductions related to stock options. When the net operating losses are utilized this will result in a credit to paid-in capital of approximately $1,053,000 instead of a credit to income tax expense.

     As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's domestic net operating loss carryforward and research credit carryforward, against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses and credit in the aggregate.

(10) Employee Benefit Plan

     The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company's employees in the U.S. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 1999 up to a maximum contribution from the Company of the lesser of three percent of employee compensation or $5,000. Total contributions for the years ended December 31, 1999, 1998, and 1997, were $159,650, $-0-, and $-0-, respectively.

     Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by two percent or four percent of eligible compensation up to a maximum of Cdn $6,750 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100 percent of such contributions.

(11) Disclosure About the Fair Value of Financial Instruments

     The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates, approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivables, accounts payable, and accrued and other liabilities. The carrying value of the long-term debt approximates fair market value. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The Company does not invest in derivatives.

(12) Plan of Termination

     During the third quarter of 1999, NPS terminated the employment of 39 research and administrative employees and recorded a liability of $1.1 million for severance benefits. Approximately 90 percent of this amount was included in research and development expense and 10 percent in general and administrative expense for the year ended December 31, 1999. During the fourth quarter of 1999 the entire severance accrual was paid. In addition, an asset impairment charge of $131,062 was also recorded during 1999 in connection with these employee terminations.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(13) Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in 2001. The Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

     On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will incorporate the guidance of SAB 101 in the first quarter of fiscal 2001. Management has not yet determined the impact that SAB 101 will have on the financial position or results of operations of the Company.

(14) Subsequent Event

     On February 3, 2000, the Company entered into definitive agreements for the private placement of an aggregate of 3.9 million shares of its common stock to selected institutional and other accredited investors at a purchase price of $12.00 per share. The Company will receive an estimated $43.5 million net of fees and expenses upon the closing of the transaction. The closing will occur promptly following the declaration of effectiveness of a registration statement on Form S-3 relating to the shares which was filed with the Securities and Exchange Commission on February 7, 2000.