Form 10-K/A
period 1999-12-31
NPS PHARMACEUTICALS INC
filed 2000-05-01
CIK 890465

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $230,295,798.50 as of April 24, 2000, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market and The Toronto Stock Exchange, on such date./1/

   The number of shares of Common Stock outstanding as of April 24, 2000 was 24,241,663, which includes 2,097,555 Exchangeable Shares.



---------------
/1/ Excludes 1,731,046 shares of Common Stock held by directors and officers as of April 24, 2000. The determination of affiliate status is not a conclusive determination for other purposes.

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

     We currently have three products in late-stage human trials: a second generation calcimimetic for hyperparathyroidism; ALX1-11, a form of recombinant human parathyroid hormone for osteoporosis; and ALX-0600 for short bowel syndrome and intestinal atrophy due to chemotherapy treatment.

     We have partnered with Amgen Inc. and Kirin Brewery Company, Ltd. in our calcimimetic program for hyperparathyroidism. Calcimimetics are small molecules that stimulate calcium receptors on parathyroid cells to regulate the secretion of parathyroid hormone. Amgen is currently conducting Phase II safety and efficacy trials under the calcimimetic program. The hyperparathyroidism program arose from our pioneering work on a cell surface receptor, termed the "calcium receptor." This receptor senses levels of extracellular calcium and plays a key role in regulating the amount of calcium in the bloodstream.

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

Risk Factors.

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

  We have a history of operating losses and may never reach profitability. We have not been profitable since our inception in 1986. As of December 31, 1999, we had an accumulated deficit of approximately $78.9 million. We expect to continue to incur losses for the next several years. We may never realize significant revenues or be profitable. Factors that will influence our profitability include:

  . the success of our product candidates placed with Amgen, Kirin, SmithKline Beecham, Janssen, Abbott and Eli Lilly;

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

  .  the timing and difficulty of obtaining regulatory approvals; and

  .  competition.

  If we fail to obtain additional financing to fund our operations, we will be unable to complete development of some or all of our product candidates or commercialization of a product. Most of our funding has come from research and development fees and the sale of stock. We have not generated any material revenues from product sales. We have expended and will continue to expend significant sums to complete development of our products. Our current resources are inadequate to finance all of the work planned and needed to complete development of our current programs through to commercialization. We have announced our intention to devote considerable cash resources to clinical development. If we exceed our cost estimates, or incur costs earlier than expected, we may have to reduce costs, delay development or seek additional financing through collaborative relationships or public and private financings. We may not be able to obtain additional financing on favorable terms, if at all. If we do not obtain additional funding we may have to delay development and commercialization of some of our programs, and we may be forced to reduce or eliminate other programs or to relinquish rights to technology, product candidates or products.

  If we fail to maintain our existing collaborative relationships or if our partners do not apply adequate resources to our collaborations, we may have to reduce our rate of product development, we may not be able to achieve profitability, and we may have to obtain other sources of revenue to complete development of our products. Our corporate partners have full control over the development and commercialization activities in their territories for their respective programs. Because we have granted exclusive development, commercialization, and marketing rights to these partners, the success of the programs depends upon their efforts. If our partners do not satisfactorily perform under the agreements, or if our partners terminate these agreements before they identify lead product candidates or develop any related product candidates, we might not have the financial resources necessary to continue development of those programs. As a result, we would have to seek other sources of revenue which may not be available. If we are not able to continue to develop these programs, we might not become profitable. In addition, much of the revenue that we may receive under these partnerships depends upon our partners' successful development and commercialization of the products. Our partners may develop alternative technologies or products outside of their partnerships with us, and the alternative technologies or products may be used to develop treatments for the diseases targeted by our partnerships.

  If we do not find corporate partners for new product candidates, we may have to reduce our rate of product development or increase our capital expenditures. Our strategy for the development, testing, manufacturing and commercialization of our products requires us to enter into various collaborations with partners, licensors, licensees, and others in order to conserve financial resources. We may not be able to negotiate further collaborative arrangements on acceptable terms, if at all. If we are not able to establish additional collaborative arrangements, we will either have to delay further development of some of our programs or increase our capital expenditures and undertake the development activities at our own expense. We may encounter significant delays in commercializing our products or find that the development, manufacture or sale of our products is hindered by the absence of collaborative agreements.

  If we are not successful in acquiring rights to external technologies, programs, and product candidates, we may not be able to maintain or expand our product portfolio. In order to reduce our dependence on the success of the few product candidates we now have, we are actively evaluating product acquisition opportunities to establish and maintain an appropriate portfolio of product candidates. We seek optimum diversity of materials, timetables, development costs, applicability to current medical needs, and other select criteria. We may be unsuccessful in our efforts to identify, acquire and exploit third-party technologies or product opportunities. If we are unsuccessful in our efforts, we will remain dependent on the success of our relatively few product candidates.

  If we fail to successfully integrate the operations of NPS and Allelix, we may waste financial resources and we may be forced to stop or delay development and commercialization of our products. As a result of the acquisition of Allelix in December 1999, we must integrate two companies that previously operated independently. We will have to coordinate each company's efforts in research and development, business development, intellectual property, finance, and administration to successfully integrate the two companies. Integration will require significant efforts from each of us. We may not be able to integrate the respective operations of NPS and Allelix without encountering difficulties or experiencing loss of personnel, and we may not realize the benefits we expect from the integration. If there are difficulties, management will have to divert its attention which, when combined with any difficulties we encounter in the transition process, including the interruption of, or a loss of momentum in, Allelix's or our activities and problems associated with employee uncertainty and the potential loss of key personnel, could cause us to delay development and commercialization of our products and result in our inefficient use of limited corporate resources.

  Our acquisition of Allelix will result in integration costs and transaction expenses that could reduce our profitability and cause the price of our stock to decline. If the benefits of the acquisition do not exceed the costs associated with it, including the dilution to our stockholders resulting from the issuance of shares of NPS common stock in connection with the acquisition of Allelix, our financial results, including earnings per share, could decline. We expect to incur significant costs associated with integrating the operations of NPS and Allelix. Integration costs may include:

  .  elimination of duplicate operations;

  . consolidation of certain administration, support, and research and development activities; and

  .  increased expenditures for human trials of ALX1-11 and ALX-0600

  Our actual costs of integration may substantially exceed our preliminary estimates. In addition, we may experience unanticipated expenses associated with integrating the two companies. We incurred a charge of $17.8 million in the fourth quarter of 1999 to reflect our write-off of Allelix's in-process research and development efforts. This write-off will not be accompanied by outward cash flow, but may be seen by investors as increasing our net loss. We may also incur additional charges in subsequent quarters to reflect costs associated with the acquisition. As a result, our future earnings per share may decrease.

  We are subject to extensive government regulation which may cause us to cancel or delay the introduction of our products to market. Our research and development activities and the investigation, manufacture, distribution, and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug, and Cosmetic Act. In order to receive approval, we must, among other things, satisfy the FDA that the product is both safe and effective. Typically, the approval process takes several years depending upon the type, complexity and novelty of the product and the nature of the disease or other problem to be treated and requires an expenditure of substantial resources. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We or the FDA may suspend human trials at any time if either believes that subjects are being exposed to unacceptable health risks.

  Before we receive FDA approval to market a product, we may have to demonstrate that the product represents an improved form of treatment when compared to existing therapies. Data obtained from testing are susceptible to varying interpretations that could delay, limit, or prevent regulatory approvals of our products. In addition, we may encounter delays or rejections from additional government regulation as a result of future legislation, administrative action, or changes in FDA policy during the period of product development, human trials, and FDA regulatory review. If we receive regulatory approval of a product, the approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Furthermore, FDA approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain FDA approval, a marketed product, its manufacturer, and its manufacturing facilities are subject to continual or periodic review. We may discover previously unknown problems with a product, manufacturer, or facility that may result in restrictions on that product or manufacturer, including costly recalls or withdrawal of the product from the market. Compounds developed by us alone or in conjunction with others may not prove to be safe or effective in human trials and may not meet all of the applicable regulatory requirements needed for marketing approval.

  Outside the United States, our ability to market a product is contingent upon receiving marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. The foreign regulatory approval process includes all of the risks associated with FDA approval discussed above.

  As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products and we may not be able to compete against other companies in our industry and achieve profitability. The pharmaceutical industry is intensely competitive. Existing and future products, therapies, and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. If doctors and patients do not use our products, we may not become profitable.

  We compete with fully integrated pharmaceutical companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have drug products already approved or in development and operate large, well-funded research and development programs in these fields. Our competitors may develop safer or more effective drugs and achieve faster or broader regulatory approval. In addition, many of our competitors have wider availability of supply, more effective marketing and sales and superior intellectual property positions. Any products that we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

  If we fail to protect our intellectual property or if we infringe the intellectual property rights of others, we may not be able to compete effectively and we may not achieve profitability. Our ability to achieve profitability depends, in part, on our ability to obtain and protect patents, maintain trade secrets and operate without infringing the intellectual property rights of others. Our competitors may challenge, invalidate, or circumvent our patents or patent applications. These patents may also fail to provide us with meaningful competitive advantages.

  Intellectual property rights are uncertain and involve complex legal and factual questions, particularly with respect to biotechnology and pharmaceutical patents. Generally, patent applications in the United States are maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Accordingly, we cannot be certain that the inventors named in our patent applications were the first to invent, or that we were the first to pursue patent coverage for those inventions. We may unknowingly infringe the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. Any infringement could force us to either seek a license to intellectual property rights of others or alter our products or processes so that they no longer infringe the intellectual property of others. A license could be very expensive for us to obtain, or we may not be able to obtain a license at all.

  Similarly, it may be costly or impractical for us to change our products or processes to avoid infringing the rights of others. If we become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine who had the claimed rights first. We may also have to seek a judicial determination concerning the rights in question. Judicial proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might have to pay significant damages, obtain a license or stop making a certain product.

  We also rely on trade secrets, know-how, and confidentiality provisions in agreements with collaborative partners, employees, and consultants to protect our intellectual property. However, other parties may not comply with the terms of their agreements with us and we might not be able to adequately enforce our rights against these people, or obtain adequate compensation in respect of the damages caused by their unauthorized disclosure.

  Because we do not have internal manufacturing facilities and we rely on third party manufacturers, we are not able to control our rate of product development, which may delay our receipt of revenues and profitability. We do not have any internal manufacturing capacity, and we rely on third-party manufacturers for the manufacture of all of our products used in clinical trials. If we are unable to contract for a sufficient supply of our products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, we would have to delay our product testing schedule. A delay would set back our timetable for submission of products for regulatory approval, market introduction, and subsequent sales, and would postpone revenues and profitability. Also, our contract manufacturers may be unable to manufacture any products we develop in commercial quantities on a cost effective basis. We will need to expand our existing relationships or establish new relationships with additional third-party manufacturers for products that we successfully develop in the future. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms. Our dependence upon third parties may reduce our profit margins and delay our ability to develop and commercialize products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and they may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

  Because we do not have sales, marketing, and distribution capabilities, we may not be able to market and sell our products and generate revenues. We do not have any sales, marketing, or distribution capabilities. We will have to develop a sales force or rely on third parties to perform these functions for any products we develop. In order to market any products directly, we would have to develop a marketing and sales force with technical expertise and supporting distribution capability. We might not be able to establish in-house sales and distribution capabilities or relationships with third parties to accomplish these tasks, which would limit our ability to generate revenues.

  Because of the uncertainty of pharmaceutical pricing, reimbursement, and healthcare reform measures, we may be unable to sell our products profitably. The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system, and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare's policy may decrease the market for our products designed to treat patients with age-related disorders, such as hyperparathyroidism and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists with respect to the reimbursement status of newly approved health care products. We might not be able to sell our products profitably if reimbursement is unavailable or limited in scope.

  If we fail to attract and retain key employees and consultants, we may have to delay development and commercialization of our products. We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. Nonetheless, we do not have long-term employment contracts. Our future success will also depend in large part upon our continued ability to attract and retain highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities, and other organizations. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, government approvals, production and marketing, and general pharmaceutical company management, will place increased demands on our personnel resources. These demands may require us to add new management and research, development, and administrative personnel. Our existing management and personnel may have to develop additional expertise. If we fail to acquire additional management or personnel with the additional expertise, or if our existing management fails to develop such expertise, we may not be able to obtain required approval for products or become profitable. Our agreements with our partners and any additional corporate collaborations we may enter into may alleviate some of our need to hire additional personnel or develop further expertise. Nevertheless, we may find that services provided by them are insufficient to meet our personnel or management needs.

  If product liability claims are brought against us, we may incur substantial liabilities which could reduce our financial resources. The testing and commercial use of pharmaceutical products entails significant exposure to product liability claims. If we succeed in developing products, the use of our products in clinical trials and the sale of our products following regulatory approval may expose us to product liability claims. These claims might be made directly by consumers or others. We have obtained limited product liability insurance coverage for our clinical trials on humans. This coverage may be insufficient to protect us against product liability damages. We might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. We are entitled to indemnification under agreements with our partners and licensees against damage claims, but claims arising from products sold by a collaborative partner or licensee may also include claims directly against us and may not be indemnifiable under the agreement. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our products.

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

  . publicity concerning the discovery and development activities by our licensees;

  . public concern as to the safety and efficacy of drugs developed by us and our competitors; and

  .  general market conditions.

  When we issue shares of our common stock under employee stock incentive plans or in connection with public or private financings, we will dilute the stockholdings of current stockholders and reduce future earnings per share. We maintain stock incentive plans through which employees, directors, and consultants can acquire shares of our common stock through the exercise of stock options, grants, and purchases. Shares we issue under these plans or in connection with public or private financings may dilute the holdings of current stockholders and reduce earnings per share in the future.

  Antitakeover provisions in our articles, bylaws, shareholders rights plan and under Delaware Law may discourage someone from acquiring us, and may prevent a stockholder from receiving a favorable price for his or her shares. Provisions of our certificate of incorporation and bylaws and Section 203 of the Delaware General Corporation Law could discourage potential acquisition proposals and could delay or prevent a change in control of our company. In addition, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change in control of our company as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a shareholder rights plan, commonly known as a "poison pill," that may delay or prevent a change in control. These provisions could diminish the opportunities for a stockholder to participate in tender offers, including those at a price above the then-current market value of our common stock. In addition, these provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

  We have never paid cash dividends on our common stock. We intend to retain any future earnings to finance the growth and development of our business, and we do not plan to pay cash dividends in the foreseeable future. As a result, stockholders should not expect to receive cash from holding our common stock.

  Unexpected Year 2000 related problems could still arise and, if significant, could delay our development of products and reduce our available financial resources. During 1999, we planned, inventoried, and evaluated our systems, and remediated, replaced, and tested such remediation and replacements as necessary. We used internal information systems technology personnel and other personnel. As a result, we experienced no year 2000 related issues on January 1, 2000. However, we recognize that there may be residual effects related to year 2000 issues. We do not have any way to assess the costs related to remediation of such residual issues. We may in the future identify a significant internal or external year 2000 residual issue which, if not remedied in a timely manner, could require us to spend significant resources.

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

ITEM 6.  Selected Financial Data.

     The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 1999, and for the period from October 22, 1986 (inception) through December 31, 1999. This is derived from, and qualified by reference to, NPS's audited consolidated financial statements and notes thereto. NPS is considered a development stage enterprise as described in note 1 of notes to consolidated financial statements.

                                   ----------------------------------------------------------------------------     October 22, 1986
                                                              Year Ended December 3                                   (inception)
                                   ----------------------------------------------------------------------------         through
                                       1999            1998            1997            1996            1995        December 31, 1999
                                   ------------    ------------    ------------    ------------    ------------    -----------------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:

Revenues from research and
 license agreements                  $  3,445        $  3,568        $  5,842         $20,342         $ 9,562          $ 55,514
Operating expenses:
 Research and development              16,935          17,856          15,090          11,326           8,727            91,568
 General and administrative             5,983           5,546           5,587           5,111           3,975            35,016
 In process research and
  development acquired                17, 760             ---             ---             ---             ---            17,760
                                     --------        --------        --------        --------        --------          --------
   Total operating expenses            40,678          23,402          20,677          16,437          12,702           144,344

                                     --------        --------        --------        --------        --------          --------
   Operating income (loss)            (37,233)        (19,834)        (14,835)          3,905          (3,140)          (88,830)

Other income, net                       1,579           2,672           3,308           2,550             322            10,925
                                     --------        --------        --------        --------        --------          --------
Income (loss) before income
 tax expense                          (35,654)        (17,162)        (11,527)          6,455          (2,818)          (77,905)
Income tax expense                        ---             ---             167             350             500             1,018
                                     --------        --------        --------        --------        --------          --------
Net income (loss)                    $(35,654)       $(17,162)       $(11,694)        $ 6,105         $(3,318)         $(78,923)
                                     ========        ========        ========        ========        ========          ========
Diluted net income (loss)
 per share (1)                         $(2.77)         $(1.39)         $(0.98)          $0.55          $(0.48)
                                     ========        ========        ========        ========        ========
Diluted weighted average
 shares outstanding (1)                12,863          12,337          11,956          11,086           6,924


                                   ----------------------------------------------------------------------------
                                                              Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                       1999            1998            1997            1996            1995
                                   ------------    ------------    ------------    ------------    ------------
                                                                  (in thousands)
Consolidated Balance Sheets Data:

Cash, cash equivalents, and
 marketable investment
 securities                          $ 35,679        $ 43,444        $ 57,942        $ 68,962        $  8,340
Working capital                        32,532          40,767          56,365          67,413           5,832
Total assets                           64,966          48,111          62,634          72,160          10,600
Long-term portion of capital
 leases and long-term debt              1,940              32              65             327             747
Deficit accumulated during
 development stage                    (78,923)        (43,269)        (26,107)        (14,413)        (20,517)
Stockholders' equity                   56,079          45,146          69,319          69,870           7,322

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

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Information Regarding Directors

     The Company's Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws provide that directors are to be elected at the Annual Meeting of Stockholders, to serve for a term of one year and until their respective successors are duly elected and qualified or until their respective death, resignation, or removal. Vacancies on the Board resulting from death, resignation, disqualification, removal, or other causes and any newly created directorships resulting from any increase in the number of directors shall be filled by the affirmative vote of a majority of the directors then in office, unless the Board of Directors determines by resolution that any such vacancy shall be filled by the stockholders. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the Board of Directors) shall serve for the remainder of the full term of the director for which the vacancy was created or occurred and until such director's successor is elected and qualified.

     Pursuant to the Company's Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws, the number of directors which constitute the whole Board of Directors is to be fixed by one or more resolutions adopted by the Board of Directors. In September 1999, the Board of Directors adopted a resolution to increase the number of directors to eleven, contingent on closing the acquisition of Allelix Biopharmaceuticals Inc. In December 1999, the Company closed on the acquisition of Allelix Biopharmaceuticals Inc. and three board members of Allelix Biopharmaceuticals Inc. were appointed to the Company's board.

     Set forth below, in alphabetical order, is biographical information for each person currently serving on the Company's Board of Directors.

Santo J. Costa, J.D.

     Mr. Costa, 54, has served as a director since January 1995 and as a member of the Compensation Committee since 1996. Mr. Costa has been Vice Chairman since November 1999 and a director since April 1994 of Quintiles Transnational Corporation, a publicly held global contract research organization. From April 1994 to November 1999 he served as President and Chief Operating Officer for Quintiles. From July 1993 to April 1994, he ran his own consulting firm, Santo
J. Costa and Associates. From 1986 to 1993, he was employed by Glaxo, Inc., a worldwide pharmaceutical company, where he served as Senior Vice President, Administration and General Counsel and was a member of that company's Board of Directors. From 1977 to 1986 he was employed by Merrell Dow Pharmaceuticals (now Hoechst Marion Roussel) where he served as U.S. Area Counsel, and from 1971 to 1977 as Food & Drug Counsel for Norwich/Eaton Pharmaceuticals. Mr. Costa received his B.S. in Pharmacy and his J.D. from St. John's University.

John R. Evans, M.D.

     Dr. Evans, 70, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Dr. Evans was Chairman of the Board of Allelix Biopharmaceuticals Inc. and its predecessor since 1983. From 1979 to 1983, Dr. Evans served as a Director of the Population, Health and Nutrition Department of the World Bank in Washington. From 1972 to 1978 he served as President of the University of Toronto. Currently, Dr. Evans is a director of the Walter Duncan Gordon Charitable Foundation and Chairman of the Global Stewardship Initiative of the Pew Charitable Trust. He is also Chairman of the Board for both Alcan Aluminum Limited in Montreal, and Torstar Corporation in Toronto, and a member of the Board of Directors for MDS Inc., a global health and life sciences company listed on the New York Stock Exchange and the Toronto Stock Exchange, and Royal Bank of Canada in Toronto. Dr. Evans received his undergraduate medical training at the University of Toronto and engaged in specialty training in internal medicine and cardiology in London, England, Boston, and Toronto.

James G. Groninger

     Mr. Groninger, 55, has served as a director since 1988 and as a member of the Audit and Compensation Committees since 1994. Mr. Groninger founded in January 1995 and is President of The Bay South Company, a Richmond, Virginia-based provider of financial advisory and investment banking services. From 1988 through 1994, he served as a Managing Director, Investment Banking Division, of PaineWebber Incorporated. Currently he serves on the Board of Directors of Cygne Designs, Inc., a manufacturer of apparel, Layton Bioscience, a privately-owned biotechnology company, and powerize.com, a privately owned internet business search engine corporation. Mr. Groninger received a B.S. in Industrial Administration from Yale University and an M.B.A. from Harvard Business School.

Hunter Jackson, Ph.D.

     Dr. Jackson, 50, has been Chief Executive Officer and Chairman of the Board since founding the Company in 1986 and a member of the Nominating Committee since 1997. He was appointed to the additional position of President in January 1994. Prior to founding the Company, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a B.A. in English from the University of Illinois and a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

James U. Jensen, J.D.

     Mr. Jensen, 55, has been Vice President, Corporate Development and Legal Affairs, since August 1991. He has been Secretary and a director of the Company since 1987. From 1986 to July 1991 he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C. (or its predecessor firm) concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as Chief Financial Officer of Cericor, a software company, and from 1983 to July 1985, as its outside general counsel. From 1980 to 1983 he served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes Inc. He serves as a director of Wasatch Funds, Inc., a registered investment company, and of InterWest Home Medical, Inc., a public home use medical equipment distributor. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. from Columbia University.

Joseph Klein, III

     Mr. Klein, 39, was appointed to the Board of Directors of the Company in April 1998 and serves as a member of the Compensation Committee. Currently, Mr. Klein is Vice President, Strategy for Medical Manager Corporation, a physician office management information systems vendor. From June 1998 to June 1999, Mr. Klein was a Health Care Investment Analyst with the Kaufmann Fund, Inc. From December 1995 to February 1998, Mr. Klein was a Portfolio Manager and Chairman of the Investment Advisory Committee of T. Rowe Price Health Sciences Fund, Inc. From April 1990 to February 1998, Mr. Klein was Vice President and Health Care Investment Analyst for T. Rowe Price Associates, Inc., an investment management firm. Mr. Klein serves as a director of Guilford Pharmaceuticals, a public biotech company; and Synbiotics Corporation, a public veterinary diagnostic products company. Mr. Klein received an M.B.A. with a concentration on finance and investments from Stanford Graduate School of Business and a B.A. in economics from Yale University.

Donald E. Kuhla, Ph.D.

     Dr. Kuhla, 58, has been a director of the Company since 1991, a member of the Audit Committee since 1996, and a member of the Nominating Committee since 1997. Since July 1998, Dr. Kuhla has been President and Chief Operating Officer of Albany Molecular Research, Inc., a chemical contract research organization, where he has also been a director since October 1995. From 1994 through 1998 Dr. Kuhla was Vice President of Plexus Ventures, Inc., a biotechnology investment and consulting firm. From 1990 to 1994, Dr. Kuhla held senior management positions with two venture capital backed, biotechnology start-up companies. His early career was spent in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla received a B.A. in Chemistry from New York University and a Ph.D. in Organic Chemistry from Ohio State University.

Thomas N. Parks, Ph.D.

     Dr. Parks, 49, has been a director of the Company since its founding in 1986, a member of the Audit Committee since 1996, and a member of the Nominating Committee since 1997. Dr. Parks also serves as a scientific consultant to NPS. He is currently the George and Lorna Winder Professor of Neuroscience and Chairman of the Department of Neurobiology and Anatomy at the University of Utah Medical School. Dr. Parks joined the faculty at the University of Utah Medical School in 1978 as an assistant professor. Dr. Parks received a B.S. in Biology from the University of California at Irvine and a Ph.D. in Psychobiology from Yale University. He was a postdoctoral fellow in Development Neurology at the University of Virginia Medical School.

Edward K. Rygiel

     Mr. Rygiel, 60, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Mr. Rygiel served on the Board of Allelix Biopharmaceuticals since 1995. Since January 2000, Mr. Rygiel has been Executive Vice President of MDS Inc., a global health and life sciences company listed on the New York Stock Exchange and the Toronto Stock Exchange, , and since 1995 he has been President and Chief Executive Officer of MDS Capital Corp., a subsidiary of MDS Inc.. From 1995 to 2000, Mr. Rygiel was Senior Vice President, Strategic Investments, , of MDS Inc. and President and Chief Executive Officer of MDS Capital Corp. Prior to joining MDS, he was a consultant specializing in business and corporate development both in his own practice and before that with Urwick, Currie and Partners. From 1990 to 1999, Mr. Rygiel was Chairman of Drug Royalty Inc., a Toronto Stock Exchange listed company. Mr. Rygiel currently is a member of the following Boards of
Directors: Hemosol, Inc., a Toronto Stock Exchange listed company; MDS Protoeomics, Inc.; MDS Pharmacologies; and Nordion International Inc., all of which are subsidiaries of MDS Inc. Mr. Rygiel earned a B.A. in Science from the University of Toronto, School of Chemical Engineering.

Calvin R. Stiller, CM, MD, FRCP (C)

     Dr. Stiller, 59, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Mr. Stiller served on the Board of Allelix Biopharmaceuticals since 1999. Since 1996, Mr. Stiller has served as Chairman and Chief Executive Officer of Canadian Medical Discoveries Fund. Dr. Stiller served as the Chief of the Multi-Organ Transplant Service at the University Hospital in London, Ontario from 1984 through 1996. He is a full professor of medicine at the University of Western Ontario. Dr. Stiller is the Chairman of the Ontario Research and Development Challenge Fund and sits as a director of Drug Royalty Corp. Inc., and CPL Trust, a public company listed on the Toronto Stock Exchange. He is also on the Board of Genetic Diseases Network, Arthritis Network, and Transplantation Technologies Inc. Dr. Stiller obtained his medical degree from the University of Saskatchewan. Following graduation, he returned to the University of Western Ontario and University Hospital to become a professor at the Department of Medicine and co-director of Immunology at the John P. Robarts Research Institute

Peter G. Tombros

     Mr. Tombros, 58, was appointed to the Board of Directors of the Company in September 1998 and serves as Chairman of the Compensation Committee and a member of the Nominating Committee. Since April 1994, Mr. Tombros has served as President, Chief Executive Officer, and a Director of Enzon, Inc., a public biopharmaceutical company that develops, manufactures, and markets enhanced therapeutics. Prior to joining Enzon, Mr. Tombros spent 25 years with Pfizer, Inc., a research based, global healthcare company. Mr. Tombros served as Vice President of Pfizer, Inc. in the following areas: Executive Vice President of Pfizer Pharmaceuticals, a division of Pfizer, Inc., Corporate Strategic Planning, and Investor Relations. Currently, Mr. Tombros serves on the Board of Directors of the following: Enzon, Inc.; ALPHARMA Inc., a Norwegian company specializing in the areas of animal health, pharmaceuticals, and fine chemicals; the New Jersey Technology Council; the Biotechnology Council of New Jersey; and the American Foundation of Pharmaceutical Education. He is also on the Board of Trustees of Cancer Care and the National Cancer Care Foundation. Mr. Tombros received a B.S. and M.S. from Pennsylvania State University and an MBA from the Wharton Graduate School of Business.

     Dr. Evans, Mr. Rygiel, and Dr. Stiller were appointed to Board effective upon closing of the merger of the Company and Allelix Biopharmaceuticals pursuant to the terms of the Arrangement Agreement. There is no further agreement or understanding with regard to their continued service on the Board, and each of them will stand for re-election at the Company's next annual meeting of stockholders.


Information Regarding Executive Officers.

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

     David L. Clark, has been Vice President, Business Development and Corporate Communications since January 2000 and Vice President, Operations since March 2000. Prior to being appointed to these positions, he served as Director of Business Development and Corporate Communications for NPS from September 1988 to December 1999. He served as Director of Corporate Communications for NPS from March 1996 to December 1999. Prior to this time, from 1988 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received a B.S. in Botany from Brigham Young University, and an MS in Plant Genetics from the University of Illinois. He received an MBA from the University of Utah.

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


Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Commission reports of ownership and changes in ownership of NPS common stock. Officers, directors, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1999, the Company believes that apart from Form 3s which were filed late by John Evans, Edward Rygiel, Calvin Stiller, Jim Howard-Tripp, and Paul VanDamme; Mr. Groninger who failed to report one common stock purchase transaction in a timely filed Form 4; Dr. Jackson who failed to report one common stock sale transaction in a timely filed Form 4 ; Mr. Merrell who failed to report two common stock sale transactions on timely filed Form 4s; and Mr. Klein who failed to report one common stock purchase on a Form 4; each of whom subsequently filed amended Form 4s for the applicable filing period, all reporting persons complied with all applicable Section 16(a) filing requirements.


ITEM 11.  Executive Compensation.

Compensation of Executive Officers

     The following table shows for the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997, certain compensation awarded, paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers (the "Named Executive Officers"):

                           Summary Compensation Table

                                                            Annual Compensation           Long-Term Compensation
           Name and Principal Position               Year    Salary($)    Other($)(1)    Stock Options Granted(#)
           ---------------------------               ----    ---------    -----------    ------------------------
Hunter Jackson, Ph.D.                                1999      275,619       4,800                 40,000
     Chief Executive Officer, President and          1998      264,231                             60,000
     Chairman of the Board                           1997      235,846                             40,000

James U. Jensen, J.D.                                1999      182,758       4,800                 20,000
     Vice President, Corporate Development           1998      173,539                             30,000
     and Legal Affairs and Secretary                 1997      167,783                             20,000

Thomas B. Marriott, Ph.D.                            1999      189,757       4,800                 20,000
     Vice President, Development Research            1998      182,846                             30,000
                                                     1997      177,868                             20,000

Robert K. Merrell                                    1999      155,272       4,800                 24,000
     Vice President, Finance, Chief Financial        1998      149,569                             30,000
     Officer, and Treasurer                          1997      135,893                             20,000

Edward F. Nemeth, Ph.D.                              1999      173,758       2,621                 20,000
     Vice President, and Chief Scientific            1998      165,754                             30,000
     Officer                                         1997      159,832                             20,000


(1)  401(k) Company Match

     The following table sets forth each grant of options to purchase common stock made during the year ended December 31, 1999 to each of the Named Executive Officers. Grants of options to each of the Named Executive Officers were made under the 1998 Plan:

                             OPTION GRANTS IN 1999

                                                                                                 Potential Realizable Value at
                                Securities      % of Total                                       Assumed Annual Rates of Stock
                                Underlying       Options          Exercise                            Price Appreciation
                                 Options        Granted in      or Base Price     Expiration          for Option Term(2)
              Name               Granted        Fiscal Year       Per Share         Date(1)         5%                   10%
              ----              ----------      -----------     -------------     ----------     --------             --------
Hunter Jackson                    40,000           9.56%            $4.50          12/08/09      $113,201             $286,874
James U. Jensen                   20,000           4.78%            $4.50          12/08/09      $ 56,601             $143,437
Thomas B. Marriott                20,000           4.78%            $4.50          12/08/09      $ 56,601             $143,437
Robert K. Merrell                 24,000           5.73%            $4.50          12/08/09      $ 67,921             $172,124
Edward F. Nemeth                  20,000           4.78%            $4.50          12/08/09      $ 56,601             $172,124

______________________
(1) These options have a ten-year term, subject to earlier termination upon death, disability, or termination of employment.
(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

     The following table sets forth information for fiscal year ended December 31, 1999 with respect to (a) the exercise of stock options by the Named Executive Officers in 1999; (b) the number of unexercised options held by the Named Executive Officers as of December 31, 1999; and (c) the value of unexercised in-the-money options as of December 31, 1999.


               OPTION EXERCISES IN 1999 AND YEAR-END VALUE TABLE

                                                                      Number of                    Value of In-the-Money
                        Shares Acquired         Value             Unexercised Options                   Options(2)
          Name            On Exercise        Realized(1)     Exercisable     Unexercisable     Exercisable     Unexercisable
          ----          ---------------     ------------     -----------     -------------     -----------     -------------
Hunter Jackson               120,000         $  900,925          242,400           107,600      $1,577,875        $630,250
James U. Jensen              122,800         $  779,507           66,200            53,800      $  211,750        $315,125
Thomas B. Marriott            55,000         $  634,572          114,200            53,800      $  673,750        $315,125
Robert K. Merrell            122,500         $1,115,726           73,200            57,800      $  307,270        $346,125
Edward F. Nemeth              55,000         $  140,000          186,200            53,800      $1,373,350        $315,125

_________________
(1) Value realized is based on the fair market value of NPS common stock on the date of exercise (the closing sales price reported on the Nasdaq National Market on such date) minus the exercise price, and does not necessarily indicate that the optionee sold such stock.
(2) Represents the difference between the option exercise price and the closing price of NPS common stock as reported on the Nasdaq National Market on December 31, 1999 ($12.25) times the corresponding number of shares.


Compensation of Directors.

     The Company's directors do not currently receive any cash compensation for service on the Board or any Committee thereof. Outside directors are reimbursed for certain expenses in connection with attendance at Board and Committee meetings. Directors are eligible to receive stock options and stock bonuses under the stock plans described below.

1994 Non-Employee Directors' Stock Option Plan
----------------------------------------------

     In January 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Non-Employee Directors' Stock Option Plan (Directors' Plan). An amendment to increase from 90,000 to 160,000 the number of shares available for grant under the Directors' Plan was approved by the stockholders in July 1996. In May 1999 a subsequent amendment was approved by stockholders to increase the number of shares available for issuance from 160,000 to 260,000. Under the Directors' Plan, non-employee directors of the Company are eligible to receive options. Options granted under the Directors' Plan are automatic and non-discretionary and do not qualify as ISOs under the Internal Revenue Code of 1986, as amended. Pursuant to the terms of the Directors' Plan, each person who is elected for the first time to be an outside director of the Company and who is not otherwise employed by the Company or an affiliate of the Company (a "Non-Employee Director") will automatically be granted an option to purchase 15,000 shares of common stock (subject to adjustment as provided in the Directors'
Plan) upon the date of his or her election to the Board. On December 1 of each year, each person who is then a Non-Employee Director and has been a Non-Employee Director for at least three months will automatically be granted an option to purchase 3,000 shares of common stock (subject to adjustment as provided in the Directors' Plan) pursuant to the Directors' Plan.

     No option granted under the Directors' Plan may be exercised after the expiration of ten years from the date such option was granted. Options granted under the Directors' Plan vest at a rate of 28% of the shares subject to the option one year after date of grant and 3% of the shares become exercisable each month thereafter, so long as the optionee has, during the entire period prior to such vesting date, continuously served as a Non-Employee Director or in other continuous affiliation as provided under the Directors' Plan. If the optionee's service as a non-employee director terminates for any reason other than death, the option will remain exercisable for twelve months after the date of termination, or until the option's expiration date, if earlier. If the optionee dies, the option will remain exercisable for eighteen months following the date of death or until the expiration date of the option, whichever is earlier. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of the common stock on the date of grant. Options granted under the Directors' Plan are generally non-transferable. Unless otherwise terminated by the Board, the Directors' Plan automatically terminates in January 2004.

     As of December 31, 1999, options to purchase a total of 22,290 shares of common stock had been exercised under the Directors' Plan at an exercise price of $3.00 per share. As of that date, options to purchase 165,180 shares of common stock with exercise prices from $3.00 to $10.25 per share and a weighted average exercise price per share of $7.62 were outstanding. Prior to the adoption of the Directors' Plan, the Company granted options to directors under the 1987 Stock Option Plan.

Non-Employee Directors' Stock Bonus Program
-------------------------------------------

     In December 1994, the Board adopted the Non-Employee Directors' Stock Bonus Program under the 1994 Equity Incentive Plan (Stock Bonus Program). Under the Stock Bonus Program, non-employee directors are eligible to receive grants of shares of common stock for attendance at Board and Committee meetings. The Stock Bonus Program provides each Non-Employee Director of the Company with a non-discretionary award of 200 shares of common stock for each Board meeting attended and 200 shares of common stock per year for serving on a Board Committee. A total of 8,200 shares were granted under the Stock Bonus Program for meetings attended in 1999.

     The right to receive awards under the Stock Bonus Program is generally non-transferable. The stock awards are made at the end of each calendar year. Non-Employee Directors entitled to stock bonus awards shall not possess any rights of a stockholder of the Company until such shares are delivered to the Non-Employee Director. Unless otherwise terminated by the Board, the Stock Bonus Program terminates in January 2004.


Compensation Committee Interlocks and Insider Participation.

     Mr. Tombros, Mr. Costa, Mr. Groninger, and Mr. Klein served on the Compensation Committee for fiscal year 1999. No officer or employee of the Company sits on the Compensation Committee. No member of the Compensation Committee has at any time been an officer or employee of the Company. Mr. Groninger is a brother-in-law of Dr. Jackson, the Company's Chief Executive Officer, President and Chairman of the Board. Mr. Groninger abstains from participating in the determination of the proper compensation package for Dr. Jackson.

     Mr. Costa, a director of the Company since 1995 is Vice Chairman of Quintiles Transnational Corporation. NPS Allelix entered into an agreement with Quintiles Canada, Inc., a subsidiary of Quintiles Transnational Corporation under which Quintiles will provide certain contract research services with respect to clinical trials of ALX1-11. Under the terms of the Agreement, NPS Allelix expects to pay approximately $7.3 million to Quintiles over the next three years for services rendered under the agreement.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of NPS common stock as of April 24, 2000 by: (a) all those known by the Company to be beneficial owners of more than five percent of the Company's common stock;
(b) each director and nominee for director; (c) each of the executive officers named in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group.

                                                           Amount of Beneficial     Percent of
            Name and Address of Beneficial Owner           --------------------     ----------
            ------------------------------------                Ownership            Total(1)
                  (unless otherwise noted)                      ---------            --------
T. Rowe Price Associates, Inc. (2)                              2,393,200                 9.87%
100 E. Pratt Street
Baltimore, MD 21202

Wellington Management Company, LLP (3)                          1,813,079                 7.48%
75 State Street
Boston, MA 02109

Invesco                                                         1,300,000                 5.36%
7800 E. Union
Denver, CO  80287

Hunter Jackson, Ph.D. (4)                                         595,825                 2.43%

Calvin R. Stiller (5)                                             467,177                 1.93%

Thomas N. Parks, Ph.D. (6)                                        359,340                 1.48%

Edward F. Nemeth, Ph.D. (7)                                       232,656                    *

John R. Evans (8)                                                 143,031                    *

James U. Jensen, J.D. (9)                                         114,769                    *

Thomas B. Marriott, Ph.D. (10)                                    123,919                    *

Edward K. Rygiel (11)                                             111,268                    *

Joseph Klein, III (12)                                            103,400                    *

James G. Groninger (13)                                            67,742                    *

Donald E. Kuhla, Ph.D. (14)                                        59,980                    *

Robert K. Merrell (15)                                             56,200                    *

Peter Tombros (16)                                                 14,300                    *

Santo J. Costa, J.D. (17)                                           4,480                    *

All directors and executive officers as a group (18)            2,532,681                10.12%

________________________
*  Means less than 1%.

     The above table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G filed with the Commission. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.

     Except as set forth herein, the address of the persons set forth above is the address of the Company appearing elsewhere in this Proxy Statement.
--------------------------------------------------------------------------------
1 The number of shares of common stock issued and outstanding on April 24, 2000 was 24,241,663 shares, which amount includes 2,097,555 exchangeable shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding at April 24, 2000, plus shares of common stock subject to options held by such person at April 24, 2000 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
2 These securities are owned by various individual and institutional investors including T. Rowe Price New Horizons Fund, Inc. which owns 1,400,000 shares, which represents 5.78% of the shares outstanding, for which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
3 Wellington Management Company, LLP, a registered investment adviser, is deemed to have beneficial ownership of 1,813,079 shares of NPS common stock. Such shares are owned of record by clients of Wellington Management, including *Wellington Trust Company, NA, a bank as defined in Section 3(a)(6) of the Act which is deemed to have beneficial ownership of 915,024 shares of NPS common stock which represents 3.77% of shares outstanding. Wellington Management shares voting power with respect to 1,652,551 of such shares and dispositive power with respect to all of such shares.
4 Includes 111,783 shares held in a trust and 2 shares held by Dr. Jackson's children, of which he disclaims beneficial ownership. Also includes 251,600 shares subject to options exercisable within 60 days of April 24, 2000.
5 Includes 467,177 shares held by Canadian Medical Discoveries Fund, of which he disclaims beneficial ownership.
6 Includes 10,000 shares held in a trust of which Dr. Parks disclaims beneficial ownership. Also includes 18,840 shares subject to options exercisable within 60 days of April 24, 2000.
7 Includes 190,800 shares subject to options exercisable within 60 days of April 24, 2000.
8 Includes 14,182 shares subject to options exercisable within 60 days of April 24, 2000.
9 Includes 2,000 shares held by a limited liability company of which Mr. Jensen disclaims beneficial ownership. Also includes 65,000 shares subject to options exercisable within 60 days of April 24, 2000.
10 Includes 3,241 shares held by spouse, 721 shares held by children, of which Mr. Marriott disclaims beneficial ownership. Also includes 108,800 shares subject to options exercisable within 60 days of April 24, 2000.
11 Includes 111,268 shares held by NeuroScience partners, L.P.; MDS Health
   Ventures (TC) Inc.; and MDS Health Ventures (PC) Inc.; of which Mr. Rygiel disclaims beneficial ownership.
12 Includes 9,780 shares subject to options exercisable within 60 days of April
   24, 2000.
13 Includes 10,000 shares owned by spouse, and 7,450 shares owned by children, of which Mr. Groninger disclaims beneficial ownership. Also includes 10,020 shares subject to options exercisable within 60 days of April 24, 2000.
14 Includes 12,840 shares subject to options exercisable within 60 days of April
   24, 2000.
15 Includes 53,800 shares subject to options exercisable within 60 days of April
   24, 2000.
16 Includes 6,900 shares subject to options exercisable within 60 days of April
   24, 2000.
17 Includes 3,840 shares subject to options exercisable within 60 days of April
   24, 2000.
18 Includes 17 people. An aggregate of 802,565 shares are subject to options exercisable within 60 days of April 24, 2000.


ITEM 13.  Certain Relationships and Related Transactions.


     Dr. Kuhla, a director of the Company since 1991, was a Vice President of Plexus Ventures, Inc. from February 1994 through June 1998. The Company had a consulting agreement with Plexus through December 31, 1995, whereunder Plexus assisted the Company with its effort to establish a collaboration for the Company's hyperparathyroidism program. Plexus may earn an additional $400,000 in fees as payments are received from Amgen Inc. The Company also granted Plexus an option to purchase 20,000 shares of NPS common stock at $10.50 per share with vesting contingent upon milestone payments from Amgen, of which Dr. Kuhla has a one-third interest.

     The Company has also entered into a Consultant Services Agreement with Dr. Kuhla, effective November 1, 1996, whereunder Dr. Kuhla will provide scientific consulting services to the Company. In return for such consultant services Dr. Kuhla is paid with shares of NPS common stock. In fiscal year 1999, Dr. Kuhla received no shares of NPS common stock.

     The Company's policy is to enter into agreements with each of its directors and executive officers providing for the indemnification of such persons to the fullest extent permitted by law for any liability they may incur by reason of their service as officers and/or directors to the Company. The Company has entered into indemnity agreements with each of its directors and executive officers.

     Dr. Evans, a director of the Company since December 1999, is a director of MDS, Inc. In addition, Mr. Rygiel, a director of the Company since December 1999 is Executive Vice President of MDS, Inc. In February 2000, NPS Allelix Corp., a subsidiary of the Company entered into a Pharmaceutical Services Agreement with MDS, Inc. for clinical laboratory services related to the clinical trial with ALX1-11. In March 2000, NPS Allelix also entered into a Clinical Laboratory Analysis Agreement with Harris Laboratories, a subsidiary of MDS, Inc. Under the agreements, NPS Allelix expects to pay to MDS approximately $1.8 million over the next three years for services rendered under the agreements.

     Mr. Costa, a director of the Company since 1995 is Vice Chairman of Quintiles Transnational Corporation. NPS Allelix entered into an agreement with Quintiles Canada, Inc., a subsidiary of Quintiles Transnational Corporation under which Quintiles will provide certain contract research services with respect to the clinical trials of ALX1-11. Under the terms of the Agreement, NPS Allelix expects to pay approximately $7.3 million to Quintiles over the next three years for services rendered under the agreement.

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

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2000.


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

(3)  Collaborative and License Agreements

     The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensees) under certain of the below described collaborative and license agreements, the success of the programs, as explained below, is dependent upon the efforts of the Licensees. Each of its respective agreements shown below may be terminated early. If any of the Licensees terminates the agreements, such termination may have a material adverse effect on the Company's operations. Following is a description of significant current collaborations and license agreements:

     (a)  Amgen Inc.

          Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


          payments totaling $26.0 million, and royalties on any future product sales. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company. The Company recognized revenue of $400,000 in 1999, 1998, and 1997 as development support revenue.

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

     The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") whereby qualified employees in the U.S. are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market price at the beginning or end of the offering period. The Company has authorized 260,000 shares for purchase by employees. Employees purchased 38,034 and 31,669 shares under the Purchase Plan in the years ended December 31, 1999 and 1998, respectively, and 112,036 shares remain available for future purchase.

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

     Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997, respectively: risk free interest rates of
     7.0 percent, 5.0 percent, and 6.0 percent; expected dividend yields of -0-percent; expected lives of 5 years; and expected volatility of 85 percent, 65 percent, and 60 percent. The weighted-average fair value of employee stock purchase rights granted under the Purchase Plan in 1999, 1998, and 1997 was $2.87, $3.02, and $3.68, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option pricing model with the following weighted-average assumption in 1999, 1998, and 1997, respectively: risk free interest rates of 4.7 percent, 5.3 percent, and 5.3 percent; expected dividend yields of -0-percent; expected lives of .5 years; and expected volatility of 85 percent, 65 percent, and 60 percent.

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