Form 10-K/A
period 1999-12-31
NPS PHARMACEUTICALS INC
filed 2000-05-15
CIK 890465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A
                                Amendment No. 2

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

Santo J. Costa, J.D.

     Mr. Costa, 54, has served as a director since 1995 and as a member of the Compensation Committee. Mr. Costa has been Vice Chairman since November 1999 and a director since April 1994 of Quintiles Transnational Corporation, a publicly held global contract research organization. From April 1994 to November 1999 he served as President and Chief Operating Officer for Quintiles. From July 1993 to April 1994, he ran his own consulting firm, Santo J. Costa and Associates. From 1986 to 1993, he was employed by Glaxo, Inc., a worldwide pharmaceutical company, where he served as Senior Vice President, Administration and General Counsel and was a member of that company's Board of Directors. From 1977 to 1986 he was employed by Merrell Dow Pharmaceuticals (now part of Hoechst Marion Roussel) where he served as U.S. Area Counsel, and from 1971 to 1977 as Food & Drug Counsel for Norwich/Eaton Pharmaceuticals. Mr. Costa received his B.S. in Pharmacy and his J.D. from St. John's University.

John R. Evans, M.D.

     Dr. Evans, 70, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Dr. Evans was Chairman of the Board of Allelix Biopharmaceuticals Inc. and its predecessor since 1983. From 1979 to 1983, Dr. Evans served as a Director of the Population, Health and Nutrition Department of the World Bank in Washington. From 1972 to 1978 he served as President of the University of Toronto. Currently, Dr. Evans is Chairman of the Canada Foundation for Innovation and serves as Chairman of the Board for both Alcer Aluminum Limited in Montreal and Torstar Corporation in Toronto. He is a director of the Walter & Duncan Gordon Charitable Foundation and a member of the Board of Directors of MDS Inc., a global health and life sciences company listed on the New York and the Toronto Stock Exchanges, and GlycoDesign, Inc. Dr. Evans received his undergraduate medical training at the University of Toronto and engaged in specialty training in internal medicine and cardiology in London, England, Boston, and Toronto.

James G. Groninger

     Mr. Groninger, 55, has served as a director since 1988 and as a member of the Audit and Compensation Committees. Mr. Groninger founded in January 1995 and is President of The Bay South Company, a Richmond, Virginia-based provider of financial advisory and investment banking services. From 1988 through 1994, he served as a Managing Director, Investment Banking Division, of PaineWebber Incorporated. Currently he serves on the Board of Directors of Cygne Designs, Inc., a manufacturer of apparel, Layton Bioscience, a privately-owned biotechnology company, and powerize.com, a privately owned internet business search engine corporation. Mr. Groninger received a B.S. in Industrial Administration from Yale University and an M.B.A. from Harvard Business School.

Hunter Jackson, Ph.D.

     Dr. Jackson, 50, has been Chief Executive Officer and Chairman of the Board since founding the Company in 1986 and a member of the Nominating Committee. He was appointed to the additional position of President in January 1994. Prior to founding the Company, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a B.A. in English from the University of Illinois and a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

James U. Jensen, J.D.

     Mr. Jensen, 55, has been Vice President, Corporate Development and Legal Affairs, since 1991. He has been Secretary and a director of the Company since 1987. From 1986 to 1991 he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C. (or its predecessor firm) concentrating on technology transfer and corporate finance. From 1985 until 1986, he served as Chief Financial Officer of Cericor, a software company, and from 1983 to 1985, as its outside general counsel. From 1980 to 1983 he served as General Counsel and Secretary of Dictaphone Corporation, a subsidiary of Pitney Bowes Inc. He serves as a director of Wasatch Funds, Inc., a registered investment company, and of InterWest Home Medical, Inc., a public home use medical equipment distributor. Mr. Jensen received a B.A. in English/Linguistics from the University of Utah and a J.D. and an M.B.A. from Columbia University.

Joseph Klein, III

     Mr. Klein, 39, was appointed to the Board of Directors of the Company in 1998 and serves as a member of the Compensation Committee. Currently, Mr. Klein is Vice President, Strategy for Medical Manager Corporation, a physician office management information systems vendor. From 1998 to 1999, Mr. Klein was a Health Care Investment Analyst with the Kaufmann Fund, Inc. From 1995 to 1998, Mr. Klein was a Portfolio Manager and Chairman of the Investment Advisory Committee of T. Rowe Price Health Sciences Fund, Inc. From 1990 to 1998, Mr. Klein was Vice President and Health Care Investment Analyst for T. Rowe Price Associates, Inc., an investment management firm. Mr. Klein serves as a director of Guilford Pharmaceuticals, a public biotech company; and Synbiotics Corporation, a public veterinary diagnostic products company. Mr. Klein received an M.B.A. with a concentration on finance and investments from Stanford Graduate School of Business and a B.A. in economics from Yale University.

Donald E. Kuhla, Ph.D.

     Dr. Kuhla, 58, has been a director of the Company since 1991 and a member of the Audit and Nominating Committees. Since 1998, Dr. Kuhla has been President and Chief Operating Officer of Albany Molecular Research, Inc., a chemical contract research organization, where he has also been a director since 1995. From 1994 through 1998, Dr. Kuhla was Vice President of Plexus Ventures, Inc., a biotechnology investment and consulting firm. From 1990 to 1994, Dr. Kuhla held senior management positions with two venture capital backed, biotechnology start-up companies. His early career was spent in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla received a B.A. in Chemistry from New York University and a Ph.D. in Organic Chemistry from Ohio State University.

Thomas N. Parks, Ph.D.

     Dr. Parks, 49, has been a director of the Company since its founding in 1986 and a member of the Audit and Nominating Committees. Dr. Parks also serves as a scientific consultant to NPS. He is currently the George and Lorna Winder Professor of Neuroscience and Chairman of the Department of Neurobiology and Anatomy at the University of Utah Medical School. Dr. Parks joined the faculty at the University of Utah Medical School in 1978 as an assistant professor. Dr. Parks received a B.S. in Biology from the University of California at Irvine and a Ph.D. in Psychobiology from Yale University. He was a postdoctoral fellow in Development Neurology at the University of Virginia Medical School.

Edward K. Rygiel

     Mr. Rygiel, 60, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Mr. Rygiel served on the Board of Allelix Biopharmaceuticals since 1995. Since January 2000, Mr. Rygiel has been Executive Vice President of MDS Inc., a global health and life sciences company listed on the New York and the Toronto Stock Exchanges, and since 1995 he has been President and Chief Executive Officer of MDS Capital Corp., a subsidiary of MDS Inc. From 1995 to 2000, Mr. Rygiel was Senior Vice President, Strategic Investments, of MDS Inc. and President and Chief Executive Officer of MDS Capital Corp. Prior to joining MDS, he was a consultant specializing in business and corporate development both in his own practice and before that with Urwick, Currie and Partners. From 1990 to 1999, Mr. Rygiel was Chairman of Drug Royalty Inc., a Toronto Stock Exchange listed company. Mr. Rygiel currently is a member of the following Boards of Directors:
Hemosol, Inc., a Toronto Stock Exchange listed company; MDS Protoeomics, Inc.; MDS Pharmacologies; and Nordion International Inc., all of which are subsidiaries of MDS Inc. Mr. Rygiel earned a B.A. in Science from the University of Toronto, School of Chemical Engineering.

Calvin R. Stiller, MD

     Dr. Stiller, 59, has served as a director since the closing of the merger with Allelix Biopharmaceuticals Inc. in December 1999. Previously, Mr. Stiller served on the Board of Allelix Biopharmaceuticals since 1999. Since 1996, Mr. Stiller has served as Chairman and Chief Executive Officer of Canadian Medical Discoveries Fund. Dr. Stiller served as the Chief of the Multi-Organ Transplant Service at the University Hospital in London, Ontario from 1984 through 1996. He is a full professor of medicine at the University of Western Ontario. Dr. Stiller is the Chairman of the Ontario Research and Development Challenge Fund and sits as a director of Drug Royalty Corp. Inc., and CPL Trust, a public company listed on the Toronto Stock Exchange. He is also on the Board of Genetic Diseases Network, Arthritis Network, and Transplantation Technologies Inc. Dr. Stiller obtained his medical degree from the University of Saskatchewan. Following graduation, he returned to the University of Western Ontario and University Hospital to become a professor at the Department of Medicine and co-director of Immunology at the John P. Robarts Research Institute.

Peter G. Tombros

     Mr. Tombros, 58, was appointed to the Board of Directors of the Company in 1998 and serves as Chairman of the Compensation Committee and is a member of the Nominating Committee. Since 1994, Mr. Tombros has served as President, Chief Executive Officer, and a Director of Enzon, Inc., a public biopharmaceutical company that develops, manufactures, and markets enhanced therapeutics. Prior to joining Enzon, Mr. Tombros spent 25 years with Pfizer, Inc., a research based, global healthcare company. Mr. Tombros served as Vice President of Pfizer, Inc. in the following areas: Executive Vice President of Pfizer Pharmaceuticals, a division of Pfizer, Inc., Corporate Strategic Planning, and Investor Relations. Currently, Mr. Tombros serves on the Board of Directors of the following: Enzon, Inc.; ALPHARMA Inc., a Norwegian company specializing in the areas of animal health, pharmaceuticals, and fine chemicals; the New Jersey Technology Council; the Biotechnology Council of New Jersey; and the American Foundation of Pharmaceutical Education. He is also on the Board of Trustees of Cancer Care and the National Cancer Care Foundation. Mr. Tombros received a B.S. and M.S. from Pennsylvania State University and an MBA from the Wharton Graduate School of Business.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 1999, the Company believes that all reporting persons complied with all Section 16(a) filing requirements except that John Evans, Edward Rygiel, Calvin Stiller, Jim Howard-Tripp, and Paul VanDamme filed late Form 3s; Mr. Groninger who filed an amended Form 4 failed to report one common stock purchase transaction in a timely filed Form 4; Dr. Jackson who filed an amended Form 4 failed to report one common stock sale transaction in a timely filed Form 4; Mr. Merrell who filed amended Form 4s failed to report two common stock sale transactions on timely filed Form 4s; and Mr. Klein who filed a late Form 4 failed to report one common stock purchase on a Form 4.

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


               OPTION EXERCISES IN 1999 AND YEAR-END VALUE TABLE

                                                                      Number of                    Value of In-the-Money
                        Shares Acquired         Value             Unexercised Options                   Options(2)
          Name            On Exercise        Realized(1)     Exercisable     Unexercisable     Exercisable     Unexercisable
          ----          ---------------     ------------     -----------     -------------     -----------     -------------
Hunter Jackson                     0         $        0          242,400           107,600      $1,577,875        $630,250
James U. Jensen                    0         $        0           66,200            53,800      $  211,750        $315,125
Thomas B. Marriott             3,000         $   14,280          114,200            53,800      $  673,750        $315,125
Robert K. Merrell             27,000         $  204,195           73,200            57,800      $  307,270        $346,125
Edward F. Nemeth                   0         $        0          186,200            53,800      $1,373,350        $315,125

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

                                                           Amount of Beneficial     Percent of
            Name and Address of Beneficial Owner           --------------------     ----------
            ------------------------------------                Ownership            Total(1)
                  (unless otherwise noted)                      ---------            --------
T. Rowe Price Associates, Inc. (2)                              2,393,200                 9.87%
100 E. Pratt Street
Baltimore, MD 21202

                                                           Amount of Beneficial     Percent of
            Name and Address of Beneficial Owner           --------------------     ----------
            ------------------------------------                Ownership            Total(1)
                  (unless otherwise noted)                      ---------            --------
Wellington Management Company, LLP (3)                          1,813,079                 7.48%
75 State Street
Boston, MA 02109

Invesco                                                         1,300,000                 5.36%
7800 E. Union
Denver, CO  80287

Hunter Jackson, Ph.D. (4)                                         615,825                 2.51%

Calvin R. Stiller (5)                                             467,177                 1.93%

Thomas N. Parks, Ph.D. (6)                                        359,340                 1.48%

Edward F. Nemeth, Ph.D. (7)                                       242,656                    *

John R. Evans (8)                                                 143,031                    *

James U. Jensen, J.D. (9)                                         122,769                    *

Thomas B. Marriott, Ph.D. (10)                                    135,519                    *

Edward K. Rygiel (11)                                             111,268                    *

Joseph Klein, III (12)                                            104,180                    *

James G. Groninger (13)                                            85,552                    *

Donald E. Kuhla, Ph.D. (14)                                        60,340                    *

Robert K. Merrell (15)                                             67,800                    *

Peter Tombros (16)                                                 14,900                    *

Santo J. Costa, J.D. (17)                                           4,480                    *

All directors and executive officers as a group (18)            2,630,903                10.47%

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

   Such shares are owned of record by clients of Wellington Management, including *Wellington Trust Company, NA, a bank as defined in Section 3(a)(6) of the Act which is deemed to have beneficial ownership of 915,024 shares of NPS common stock which represents 3.77% of shares outstanding. Wellington Management shares voting power with respect to 1,652,551 of such shares and dispositive power with respect to all of such shares.
4 Includes 111,783 shares held in a trust and 2 shares held by Dr. Jackson's children, of which he disclaims beneficial ownership. Also includes 271,600 shares subject to options exercisable within 60 days of April 24, 2000.
5 Includes 467,177 shares held by Canadian Medical Discoveries Fund, of which he disclaims beneficial ownership.
6 Includes 10,000 shares held in a trust of which Dr. Parks disclaims beneficial ownership. Also includes 18,840 shares subject to options exercisable within 60 days of April 24, 2000.
7 Includes 200,800 shares subject to options exercisable within 60 days of April 24, 2000.
8 Includes 14,182 shares subject to options exercisable within 60 days of April 24, 2000.
9 Includes 2,000 shares held by a limited liability company of which Mr. Jensen disclaims beneficial ownership. Also includes 75,000 shares subject to options exercisable within 60 days of April 24, 2000.
10 Includes 3,241 shares held by spouse, 721 shares held by children, of which Mr. Marriott disclaims beneficial ownership. Also includes 118,800 shares subject to options exercisable within 60 days of April 24, 2000.
11 Includes 111,268 shares held by NeuroScience partners, L.P.; MDS Health
   Ventures (TC) Inc.; and MDS Health Ventures (PC) Inc.; of which Mr. Rygiel disclaims beneficial ownership.
12 Includes 9,780 shares subject to options exercisable within 60 days of April
   24, 2000.
13 Includes 10,000 shares owned by spouse, and 7,450 shares owned by children, of which Mr. Groninger disclaims beneficial ownership. Also includes 10,020 shares subject to options exercisable within 60 days of April 24, 2000.
14 Includes 12,840 shares subject to options exercisable within 60 days of April
   24, 2000.
15 Includes 63,800 shares subject to options exercisable within 60 days of April
   24, 2000.
16 Includes 6,900 shares subject to options exercisable within 60 days of April
   24, 2000.
17 Includes 3,840 shares subject to options exercisable within 60 days of April
   24, 2000.
18 Includes 17 people. An aggregate of 802,565 shares are subject to options exercisable within 60 days of April 24, 2000.


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

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2000.


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