Form 10-Q
period 2000-03-31
NPS PHARMACEUTICALS INC
filed 2000-05-15
CIK 890465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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

                         -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. YES X   NO
                                                      ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at May 2, 2000
     ----------------------------                --------------------------
     Common Stock $.001 par value                       23,841,887*

     * Includes 1,687,279 exchangeable shares which are exchangeable at any time into common stock on a one-for-one basis, entitle their holders to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, vote at all meetings of stockholders of the Registrant.

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                        Page No.
                                                                       --------


Item 1. Consolidated Financial Statements.

          Consolidated Balance Sheets...................................  3

          Consolidated Statements of Operations.........................  4

          Consolidated Statements of Cash Flows.........................  5

          Notes to Consolidated Financial Statements....................  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................  9


Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 13


PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................ 13

    (a) Exhibits
        27.1  Financial Data Schedule

    (b) Reports on Form 8-K


SIGNATURES.............................................................. 14

                  NPS PHARMACEUTICALS, INC, AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                                (In thousands)


Item 1. Consolidated Financial Statements

                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                          ------------------   -------------------
                                                                             (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                            $           19,682   $            13,116
     Marketable investment securities                                                 14,785                22,563
     Due from related parties                                                              -                    68
     Accounts receivable                                                                 950                   815
     Other current assets                                                                440                   417
                                                                          ------------------   -------------------
          Total current assets                                                        35,857                36,979

Restricted cash                                                                          777                   778
Plant and equipment:
     Land                                                                                447                   447
     Building                                                                          1,201                 1,201
     Equipment                                                                         8,244                 8,238
     Leasehold improvements                                                            2,874                 3,732
                                                                          ------------------   -------------------
                                                                                      12,766                13,618
     Less accumulated depreciation and amortization                                    6,035                 5,541
                                                                          ------------------   -------------------
          Net plant and equipment                                                      6,731                 8,077

Goodwill, net of accumulated amortization                                             10,762                11,230
Purchased intangible assets, net of accumulated amortization                           7,378                 7,820
Other assets                                                                              82                    82
                                                                          ------------------   -------------------
                                                                          $           61,587   $            64,966
                                                                          ==================   ===================

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases             $              335   $               371
     Due to related parties                                                               20                     -
     Accounts payable                                                                  1,821                   669
     Accrued expenses                                                                  2,094                   687
     Accrued severance                                                                   960                 1,455
     Deferred income                                                                   1,109                 1,265
                                                                          ------------------   -------------------
          Total current liabilities                                                    6,339                 4,447

Obligations under capital leases, excluding current installments                         294                   373
Long-term debt                                                                         1,563                 1,567
                                                                          ------------------   -------------------
          Total liabilities                                                            8,196                 6,387

Minority interest                                                                      2,500                 2,500
Stockholders' equity:
     Common stock                                                                         20                    20
     Additional paid-in capital                                                      140,655               135,036
     Accumulated other comprehensive income-
          net unrealized loss on marketable investment securities                        (26)                  (54)
     Deficit accumulated during development stage                                    (89,758)              (78,923)
                                                                          ------------------   -------------------
          Net stockholders' equity                                                    50,891                56,079
                                                                          ------------------   -------------------
                                                                          $           61,587   $            64,966
                                                                          ==================   ===================



          See accompanying notes to consolidated financial statements

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)







                                                                                                             October 22, 1986,
                                                                      Three Months Ended March 31,         (inception) through
                                                               ----------------------------------------
                                                                     2000                  1999               March 31, 2000
                                                               ------------------    ------------------    ---------------------
Revenues from research
  and license agreements                                               $   1,946              $    915                $  57,460


Operating expenses:
  Research and development                                                 7,701                 5,505                   99,269
  General and administrative                                               4,708                 1,583                   39,724
  In-process research and development acquired                                 -                     -                   17,760
                                                               ------------------    ------------------    ---------------------
      Total operating expenses                                            12,409                 7,088                  156,753

                                                               ------------------    ------------------    ---------------------
         Operating loss                                                  (10,463)               (6,173)                 (99,293)

Other income (expense):
  Interest income                                                            477                   411                   12,182
  Gain on sale of marketable investment securities                             -                     -                       17
  Gain (loss) on disposition of equipment,
      leasehold improvements and leases                                     (837)                    4                     (938)
  Interest expense                                                           (25)                    -                     (730)
  Other                                                                       13                     -                       22
                                                               ------------------    ------------------    ---------------------
      Total other income (expense)                                          (372)                  415                   10,553

                                                               ------------------    ------------------    ---------------------
         Loss before tax expense                                         (10,835)               (5,758)                 (88,740)

Income tax expense                                                             -                     -                    1,018

                                                               ------------------    ------------------    ---------------------
         Net loss                                                      $ (10,835)             $ (5,758)               $ (89,758)
                                                               ==================    ==================    =====================


Net loss per common and common-
  equivalent share - basic and diluted                                 $   (0.54)             $  (0.46)
                                                               ==================    ==================

Weighted average common and
  common-equivalent shares
  outstanding - basic and diluted                                         19,938                12,630
                                                               ==================    ==================


         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                            October 22, 1986
                                                                      Three Months Ended March 31,         (inception) through
                                                               -----------------------------------------
                                                                      2000                  1999              March 31, 2000
                                                               -------------------   -------------------   ---------------------
Cash flows from operating activities:
  Net loss                                                              $ (10,835)             $ (5,758)              $ (89,758)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                           1,428                   285                   8,137
    Loss (gain) on disposition of equipment,
      leasehold improvements and leases                                       837                    (4)                    938
    Issuance of stock in lieu of cash for services                            204                   105                   1,237
    Compensation expense on stock options                                   1,155                     -                   2,018
    Write off of in-process research and development                            -                     -                  17,760
    Decrease (increase) in receivables                                       (135)                    9                    (561)
    Decrease (increase) in other current assets, restricted
      cash, due from related parties and other assets                          46                    31                       8
    Increase (decrease) in accounts payable,
      accrued expenses and accrued severance                                2,064                  (514)                  2,584
    Increase (decrease) in deferred income                                   (156)                 (128)                    613
    Increase (decrease) in due to related parties                              20                     -                      20
                                                               -------------------   -------------------   ---------------------
      Net cash used in operating activities                                (5,372)               (5,974)                (57,004)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities                   7,806                 1,182                  (4,681)
  Acquisition of equipment and leasehold improvements                         (12)                  (56)                 (9,940)
  Proceeds from sale of equipment                                               3                     4                   1,078
  Cash paid for acquisition, net of cash received                               -                     -                    (676)
                                                               -------------------   -------------------   ---------------------
    Net cash provided by (used in) investing activities                     7,797                 1,130                 (14,219)

Cash flows from financing activities:
  Proceeds from note payable to bank                                            -                     -                     124
  Proceeds from issuance of preferred stock                                     -                     -                  17,581
  Proceeds from issuance of common stock                                    4,260                   145                  75,385
  Proceeds from long-term debt                                                  -                     -                   1,166
  Principal payments on note payable to bank                                    -                     -                    (124)
  Principal payments under capital lease obligations                         (115)                   (6)                 (1,560)
  Principal payments on long-term debt                                         (4)                   (8)                 (1,367)
  Repurchase of preferred stock                                                 -                     -                    (300)
                                                               -------------------   -------------------   ---------------------
    Net cash provided by financing activities                               4,141                   131                  90,905
                                                               -------------------   -------------------   ---------------------

Net increase (decrease) in cash and cash equivalents                        6,566                (4,713)                 19,682

Cash and cash equivalents at beginning of period                           13,116                23,615                       -
                                                               -------------------   -------------------   ---------------------

Cash and cash equivalents at end of period                               $ 19,682              $ 18,902                $ 19,682
                                                               ===================   ===================   =====================



         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)




                                                                                                             October 22, 1986
                                                                      Three Months Ended March 31,         (inception) through
                                                               -----------------------------------------
                                                                      2000                  1999              March 31, 2000
                                                               -------------------   -------------------   ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                         $                25   $                 -   $                 731
Cash paid for taxes                                                              -                     -                   1,018

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                                      -                     -                   1,478
Acquisition of leasehold improvements through
  incurrence of debt                                                             -                     -                     197
Issuance of preferred stock for stock subscription
  receivable                                                                     -                     -                   4,000
Accrual of deferred offering costs                                               -                     -                     150
Change in unrealized gain/loss on marketable
  investment securities                                                         28                    35                     (26)


         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its operating subsidiary NPS Allelix Corp. (NPS Allelix), collectively referred to as the Company. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. All monetary amounts are reported in U.S. dollars unless specified otherwise. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The financial information included herein should be read in conjunction with the Company's Form 10-K/A for 1999 which includes the audited financial statements and the notes thereto for the year ended December 31, 1999.

(2)  Business Acquisition

     NPS acquired Allelix Biopharmaceuticals, Inc. (Allelix), in a transaction accounted for by the purchase method as of December 31, 1999. Allelix was merged with and into NPS Allelix, an acquisition subsidiary of NPS. Accordingly, the operations of NPS Allelix have been included in the accompanying consolidated financial statements of the Company since December 31, 1999.

     In connection with the acquisition, the Company recorded a one-time write-off of $17.76 million for in-process research and development in the fourth quarter of 1999. Management believed that the assumptions used in the Allelix in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. Management believes that the expenses associated with the development of ALX1-11, one such project, will be higher than originally estimated due to changes in the clinical development plan. However, management believes that the clinical trials for ALX1-11 will be completed earlier than originally estimated and that projected revenues will start earlier and be higher than originally estimated. Therefore, management believes that revised estimates of net cash flows related to ALX1-11 would not be materially different than the original net cash flows used to calculate the in-process research and development write-off. To date, no revenues have been recognized on any of these projects. There can be no assurance that ALX1-11 will prove to be safe or effective, or that it will receive FDA approval for sale or marketing. There may also arise other events that may delay the introduction of ALX1-11 to market or reduce the projected revenues from the sale of ALX1-11.

     The following unaudited pro forma financial information presents the combined results of operations of NPS and Allelix for the three months ended March 31, 1999, as if the acquisition had occurred at the beginning of calendar 1999. The pro forma statements reflect certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets. The $17.76 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a non-recurring charge. All amounts are in thousands except per share data.

                                            Three Months Ended
                                               March 31, 1999
                                           ----------------------

          Total revenues                          $     4,511

          Net loss                                    (13,743)

          Net loss per common and common-
           equivalent share - basic and diluted   $     (0.74)

(3)  Loss Per Common Share

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 2.5 million and 2.3 million shares at March 31, 2000 and 1999, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

(4)  Operating Segment

     The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying financial statements.

(5)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows, in thousands:

                                                       Three months ended       Three months ended
                                                         March 31, 2000           March 31, 1999
                                                    ---------------------     --------------------
Net loss                                                          $10,835                   $5,758
Change in unrealized gain / loss on
 marketable investment securities, net                                (28)                     (35)
                                                    ---------------------     --------------------
Comprehensive loss                                                $10,807                   $5,723
                                                    =====================     ====================


(6)  Plan of Termination

     As of December 31, 1999, the Company had a balance of $1.46 million for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $500,000 was paid in severance benefits during the first quarter of 2000 leaving an accrued balance of $960,000 as of March 31, 2000.

(7)  Subsequent Events

     On April 24, 2000, the Company closed a private placement of 3.9 million shares of its common stock to selected institutional and other accredited investors, with net proceeds to the Company of approximately $43.5 million.

     On May 2, 2000, the Company issued 210,526 shares of common stock in exchange for 1,000 preferred shares of NPS Allelix that were recorded as a minority interest of $2.5 million at December 31, 1999. The minority interest was eliminated upon issuance of the common shares.

     On May 11, 2000, the Company announced that it had satisfied all conditions for the sale of 168,492 shares of its common stock for $2 million under the terms of a stock purchase agreement associated with an existing corporate license.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     THIS QUARTERLY REPORT ON FORM 10-Q INCLUDING THE FINANCIAL STATEMENTS AND NOTES THERETO, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THIS DOCUMENT AS WELL AS IN OUR ANNUAL REPORT ON SEC-FILED FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1999 UNDER THE HEADING "RISK FACTORS."

Overview

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through March 31, 2000, of $89.8 million, net of cumulative revenues from research and license agreements of $57.5 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our research and development activities and our testing activities in the laboratory, in animals and in humans. Substantially all our revenues come from license fees, milestone payments, and research and development support payments from licensees; these revenues fluctuate from quarter to quarter. Accordingly, we expect that income or loss will fluctuate from quarter to quarter, that the fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

     Our revenues were $1.9 million for the quarter ended March 31, 2000, compared to $915,000 for the quarter ended March 31, 1999. Most of our revenues for each of these periods were derived from research, development, and license agreements and the increase in revenues for the current year was primarily due to revenue from license agreements acquired in the purchase of Allelix. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

     Research and development expenses increased to $7.7 million for the quarter ended March 31, 2000, from $5.5 million in the comparable period of 1999. The increase in research and development expenses in 2000 was principally due to the conduct of Phase III clinical trials for ALX1-11 and Phase II clinical trials for ALX-0600, two product candidates that were acquired through the acquisition of Allelix in December 1999. We expect development expenses to continue at this higher level as these clinical trials progress. We may incur additional research and development expenses if we start other clinical trials or if we acquire new technologies, product candidates or companies.

     General and administrative expenses increased to $4.7 million for the quarter ended March 31, 2000, from $1.6 million for the quarter ended March 31, 1999. These expenses in the first quarter of 2000 included $910,000 for amortization of goodwill and other intangible assets acquired in the Allelix transaction and a one-time charge of $990,000 for compensation expense for stock options held by management which vested upon the signing of a license agreement. The compensation expense is the amount by which the aggregate market price of the underlying stock exceeded the aggregate exercise price of the options. The balance of the increase in the quarter ended March 31, 2000 was primarily due to the increased cost of operating in both Canada and the U.S.

     We incurred a non-cash loss of $840,000 in the first quarter of 2000 associated with the closing of a facility in New Jersey which was acquired as part of the Allelix transaction. It was anticipated at the time of the acquisition that we would sublease the facility for the remaining 9 year term of our lease obligation and retain the existing leasehold improvements. However, we were able to negotiate a release of our obligation from the landlord subject to our forfeiting the leasehold improvements and certain office furniture and equipment which had a net book value of $840,000.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31,2000, we had recognized $57.5 million of cumulative revenues from payments for research support and license fees and $93.9 million in consideration for the sale of equity securities for cash and services, including $4.3 million received upon the exercise of options in the first quarter of 2000. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities which totaled $34.5 million at March 31, 2000. On April 24, 2000, we closed a private placement of 3.9 million shares of our common stock to selected institutional and other accredited investors, with net proceeds to the Company of approximately $43.5 million.

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham and from Janssen and Eli Lilly Canada under agreements acquired as part of the Allelix transaction. All of the research and development support payments under these agreements are scheduled to expire in 2000. We do not receive any research and development support payments under our agreement with Abbott Laboratories. We could receive future payments of up to $88.0 million in the aggregate upon the accomplishment of specified research and/or development milestones under these agreements. All of the agreements provide for future royalties to be paid to us from the sale of products derived from these license agreements. However, we do not control the subject matter, timing, or resources applied by our licensees under the several development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. We cannot assure that our licensees will make any future payments, whether as research or development support payments, milestone payments or royalty payments.

     We have an agreement with Technology Partnerships Canada (TPC), a program of the Canadian government, which provides for TPC to reimburse us for research expenses incurred pursuing treatments for various intestinal disorders utilizing specified technology (the ALX-0600 technology). TPC is bound to reimburse us for 30% of the qualified costs incurred through December 2002 up to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received by us through December 2008 from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn. $23.9 million by that date, then royalty payments shall continue until that amount is reached or until December 2017, whichever occurs first. If TPC declares an event of default by us under the agreement, we could be required to repay all amounts received from TPC, plus interest and other damages. As of March 31, 2000, no event of default had occurred.

     We have entered into joint venture agreements and sponsored research and license agreements that obligate us to purchase services from the joint ventures and to make research support payments to academic and/or commercial research institutions. As of March 31, 2000, we had a total commitment of approximately $1.2 million. Additional payments may be required upon the accomplishment of research milestones by the research institutions, or as license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

      We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments, milestone payments and the proceeds of the private placement closed in April 2000 will be sufficient to enable us to maintain our current and planned operations for at least 24 months. However, actual needs are dependent on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11. Furthermore, in the event we in-license or otherwise acquire other technologies, product candidates or companies, substantial expenditures may be required. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product arising from the technology returned to us under the then terminated agreement. A reduction in the expected amount of research and development support payments or milestone payments may shorten the period during which we could maintain our operations or require us to reduce operations, or both.

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

In-Process Research and Development

     We recorded a one-time expense of $17.76 million in the fourth quarter of 1999 for in-process research and development acquired as part of the purchase of Allelix. We used an independent valuation of Allelix to value the acquired in-process research and development projects. We assigned a fair value to purchased in-process research and development by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility (FDA approval) and had no alternative future uses.

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

     We believed that the assumptions used in the Allelix in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs or profitability, or the events associated with such projects, will transpire as estimated. We believe that the expenses associated with the development of ALX1-11, one such project, will be higher than originally estimated due to changes in the clinical development plan. However, we believe that the clinical trials for ALX1-11 will be completed earlier than originally estimated and that projected revenues will start earlier and be higher than originally estimated. Therefore, we believe that revised estimates of net cash flows related to ALX1-11 would not be materially different than the original net cash flows used to calculate the in-process research and development write-off. To date, no revenues have been recognized on any of these projects. There can be no assurance that ALX1-11 will prove to be safe or effective, or that it will receive FDA approval for sale or marketing. There may also arise other events that may delay the introduction of ALX1-11 to market or reduce the projected revenues from the sale of ALX1-11.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 in the first quarter of 2001. We do not believe the adoption of SFAS No.133 will have a material effect on our financial position or our results of operations.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature or revenue recognition. SAB 101 explains the staff's general framework for revenue recognition. We will incorporate the guidance of SAB 101 in the second quarter of fiscal 2000. We have not yet determined the impact that SAB 101 will have, if any, on our financial position or results of operations.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN No.44") in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company intends to adopt FIN No. 44 by July 1, 2000. The impact of adopting FIN No. 44 is not anticipated to be material to the financial statements.

Certain Business Risks

     We have not completed the development of any products for commercial sale. There is no guarantee that any of our product candidates will prove to be safe or effective. All of our product candidates and pre-clinical technologies will require significant additional research and development efforts before any commercial use. Because we have granted exclusive development, commercialization, and marketing rights for certain product candidates and technologies, the success of those programs is primarily dependent upon the efforts of our licensees.

     Other business risks include our lack of product sales, a history of operating losses, the uncertainty of regulatory approvals, rapid technological change and competition, the uncertainty of protection of our patents and proprietary technology, our dependence on third parties for manufacturing, future capital needs and the uncertainty of additional funding, our lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of in-licensing efforts, our dependence on key personnel and our ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in Item 1, "Business-Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. The securities held in our investment portfolio are subject to interest rate risk. We employ established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types, and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical 10% increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements.

Foreign Currency Risk

     Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the March 31, 2000, rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

 Part II.  OTHER INFORMATION

 Item 6.  Exhibits and reports on Form 8-K

     (a)  Exhibits
          27.1 Financial Data Schedule for the three months ended March 31, 2000

     (b)  Reports on Form 8-K

          The Registrant filed on report on Form 8-K dated January 7, 2000, reporting the closing of the merger between the Registrant and Allelix Biopharmaceuticals Inc. on December 23, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NPS Pharmaceuticals, Inc.



Date:  May 15, 2000           By:   /s/  James U. Jensen
                                 -----------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  May 15, 2000           By:   /s/  Robert K. Merrell
                                 -----------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer