Form 10-Q
period 2000-06-30
NPS PHARMACEUTICALS INC
filed 2000-08-14
CIK 890465

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

                 For the quarterly period ended June 30, 2000

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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at August 9, 2000
       ----------------------------         -----------------------------
       Common Stock $.001 par value                  24,886,193 *


    * Includes 1,329,990 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.


================================================================================

                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION                                      Page No.
                                                                    --------


Item 1.  Consolidated Financial Statements.

            Consolidated Balance Sheets..............................  3

            Consolidated Statements of Operations....................  4

            Consolidated Statements of Cash Flows....................  5

            Notes to Consolidated Financial Statements...............  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.. 15


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................... 15

Item 4.  Submission of Matters to a Vote of Security Holders......... 16

Item 6.  Exhibits and Reports on Form 8-K............................ 17

          (a)   Exhibits

          10.38 Consulting Services Agreement between the Registrant and Tamar Howson, dated July 3, 2000

          27.1  Financial Data Schedule for the three months ended
                June 30, 2000

SIGNATURES........................................................... 17

Item 1.  Consolidated Financial Statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                                (In thousands)





                                                                          June 30, 2000      December 31, 1999
                                                                        ------------------   ------------------
                                                                           (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                                          $          26,933    $          13,116
     Marketable investment securities                                              46,475               22,563
     Due from related parties                                                           -                   68
     Accounts receivable                                                              443                  815
     Other current assets                                                           1,024                  417
                                                                        ------------------   ------------------
          Total current assets                                                     74,875               36,979

Restricted marketable securities                                                      762                  778
Plant and equipment:
     Land                                                                             447                  447
     Building                                                                       1,201                1,201
     Equipment                                                                      7,893                8,238
     Leasehold improvements                                                         2,881                3,732
                                                                        ------------------   ------------------
                                                                                   12,422               13,618
     Less accumulated depreciation and amortization                                 6,458                5,541
                                                                        ------------------   ------------------
          Net plant and equipment                                                   5,964                8,077

Goodwill, net of accumulated amortization                                          10,294               11,230
Purchased intangible assets, net of accumulated amortization                        6,936                7,820
Other assets                                                                           35                   82
                                                                        ------------------   ------------------
                                                                        $          98,866    $          64,966
                                                                        ==================   ==================

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases           $             315    $             371
     Due to related parties                                                           107                    -
     Accounts payable                                                                 790                  669
     Accrued expenses                                                               2,967                  687
     Accrued severance                                                                457                1,455
     Deferred income                                                                  698                1,265
                                                                        ------------------   ------------------
          Total current liabilities                                                 5,334                4,447

Obligations under capital leases, excluding current installments                      217                  373
Long-term debt                                                                      1,532                1,567
                                                                        ------------------   ------------------
          Total liabilities                                                         7,083                6,387

Minority interest                                                                       -                2,500
Stockholders' equity:
     Common stock                                                                      25                   20
     Additional paid-in capital                                                   189,233              135,036
     Accumulated other comprehensive loss                                             (33)                 (54)
     Deficit accumulated during development stage                                 (97,442)             (78,923)
                                                                        ------------------   ------------------
          Net stockholders' equity                                                 91,783               56,079
                                                                        ------------------   ------------------
                                                                        $          98,866    $          64,966
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

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)








                                                                                                              October 22, 1986,
                                         Three Months Ended June 30,         Six Months Ended June 30,       (inception) through
                                           2000              1999             2000             1999             June 30, 2000
                                      ----------------  ---------------  ---------------- ----------------  ---------------------
Revenues from research
  and license agreements              $         1,707   $          915   $         3,654  $         1,830   $             59,167


Operating expenses:
  Research and development                      6,260            4,900            13,961           10,404                105,529
  General and administrative                    2,994            1,515             6,792            3,099                 41,808
  Amortization of goodwill and
     acquired intangibles                         910                -             1,820                -                  1,820
  In-process research and
      development acquired                          -                -                 -                -                 17,760
                                      ----------------  ---------------  ---------------- ----------------  ---------------------
      Total operating expenses                 10,164            6,415            22,573           13,503                166,917

                                      ----------------  ---------------  ---------------- ----------------  ---------------------
         Operating loss                        (8,457)          (5,500)          (18,919)         (11,673)              (107,750)

Other income (expense):
  Interest income                                 896              497             1,373              912                 13,078
  Interest expense                                (25)              (3)              (50)              (4)                  (755)
  Gain on sale of marketable
      investment securities                        88                -                88                -                    105
  Loss on disposition of
      equipment, leasehold
      improvements and leases                    (284)               -            (1,124)               -                 (1,226)
  Foreign currency transaction gain                72                -                84                -                     84
  Other                                            26                -                29                -                     40
                                      ----------------  ---------------  ---------------- ----------------  ---------------------
      Total other income                          773              494               400              908                 11,326

                                      ----------------  ---------------  ---------------- ----------------  ---------------------
         Loss before tax expense               (7,684)          (5,006)          (18,519)         (10,765)               (96,424)

Income tax expense                                  -                -                -                -                   1,018

                                      ----------------  ---------------  ---------------- ----------------  ---------------------
         Net loss                     $        (7,684)  $       (5,006)  $       (18,519) $       (10,765)  $            (97,442)
                                      ================  ===============  ================ ================  =====================


Net loss per common and
  common-equivalent share
   - basic and diluted                $         (0.33)  $        (0.40)  $         (0.85) $         (0.85)
                                      ================  ===============  ================ ================

Weighted average common
  and common-equivalent
  shares outstanding
  - basic and diluted                          23,509           12,667            21,724           12,649
                                      ================  ===============  ================ ================




         See accompanying notes to consolidated financial statetments.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)









                                                                        Six Months Ended June 30,            October 22, 1986
                                                               -----------------------------------------   (inception) through
                                                                      2000                  1999              June 30, 2000
                                                               -------------------   -------------------   ---------------------
Cash flows from operating activities:
  Net loss                                                              $ (18,519)            $ (10,765)              $ (97,442)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                           2,847                   571                   9,555
    Loss (gain) on disposition of equipment,
      leasehold improvements and leases                                     1,124                    (4)                  1,226
    Realized gain on sale of marketable
      investment securities                                                   (88)                    -                    (105)
    Issuance of stock in lieu of cash for services                            221                   105                   1,255
    Compensation expense on stock options                                   1,163                     -                   2,026
    Write off of in-process research and development                            -                     -                  17,760
    Decrease (increase) in receivables                                        322                     -                    (104)
    Decrease (increase) in other current assets, restricted
      marketable securities, due from related parties and
      other assets                                                            (87)                   63                    (125)
    Increase (decrease) in accounts payable,
      accrued expenses and accrued severance                                1,463                  (551)                  1,983
    Increase (decrease) in deferred income                                   (557)                 (255)                    212
    Increase in due to related parties                                        113                     -                     113
                                                               -------------------   -------------------   ---------------------
      Net cash used in operating activities                               (11,998)              (10,836)                (63,646)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities                 (23,807)                4,954                 (36,278)
  Acquisition of equipment and leasehold improvements                         (48)                 (540)                 (9,976)
  Proceeds from sale of equipment                                              33                     4                   1,109
  Cash paid for acquisition, net of cash received                               -                     -                    (676)
                                                               -------------------   -------------------   ---------------------
    Net cash provided by (used in) investing activities                   (23,822)                4,418                 (45,821)

Cash flows from financing activities:
  Proceeds from note payable to bank                                            -                     -                     124
  Proceeds from issuance of preferred stock                                     -                     -                  17,581
  Proceeds from issuance of common stock                                   49,816                   161                 120,941
  Proceeds from long-term debt                                                  -                     -                   1,166
  Principal payments on note payable to bank                                    -                     -                    (124)
  Principal payments under capital lease obligations                         (207)                  (13)                 (1,653)
  Principal payments on long-term debt                                         (4)                   (9)                 (1,367)
  Repurchase of preferred stock                                                 -                     -                    (300)
                                                               -------------------   -------------------   ---------------------
    Net cash provided by financing activities                              49,605                   139                 136,368

Effect of exchange rate changes                                                32                     -                      32
                                                               -------------------   -------------------   ---------------------

Net increase (decrease) in cash and cash equivalents                       13,817                (6,279)                 26,933

Cash and cash equivalents at beginning of period                           13,116                23,615                       -
                                                               -------------------   -------------------   ---------------------

Cash and cash equivalents at end of period                              $  26,933             $  17,336               $  26,933
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

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                    Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)





                                                                        Six Months Ended June 30,            October 22, 1986
                                                               -----------------------------------------   (inception) through
                                                                      2000                  1999              June 30, 2000
                                                               -------------------   -------------------   ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                         $                50   $                 -   $                 756
Cash paid for taxes                                                              -                     -                   1,018

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                                      -                     -                   1,478
Acquisition of leasehold improvements through
  incurrence of debt                                                             -                     -                     197
Issuance of preferred stock for stock subscription
  receivable                                                                     -                     -                  4,000
Accrual of deferred offering costs                                               -                     -                    150
Change in unrealized gain/loss on marketable
  investment securities                                                         47                    35                     21
Issuance of common stock in exchange for
  minority interest                                                          2,500                     -                  2,500



         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the financial statements of NPS and its operating subsidiary NPS Allelix Corp. (NPS Allelix), collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three- and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for any future period or the year ended December 31, 2000.

     This report should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K/A filed with the SEC.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

     In connection with the acquisition, the Company recorded a write-off of $17.76 million for in-process research and development in the fourth quarter of 1999. Management believed that the assumptions used in the Allelix in-process research and development analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected revenues, development costs, or profitability, or the events associated with such projects, will transpire as estimated. Management believes that the expenses associated with the development of ALX1-11, one such project, will be higher than originally estimated due to changes in the clinical development plan. However, management believes that the clinical trials for ALX1-11 will be completed earlier than originally estimated and that projected revenues will start earlier and be higher than originally estimated. Therefore, management believes that revised estimates of net cash flows related to ALX1-11 are not materially different from the original net cash flows used to calculate the in-process research and development write-off. To date, no revenues have been recognized on any of these projects.

     The following unaudited pro forma financial information presents the combined results of operations of NPS and Allelix for the three and six months ended June 30, 1999, as if the acquisition had occurred at the beginning of calendar 1999. The pro forma statements reflect certain adjustments, including, but not limited to, amortization of goodwill and other intangible assets. The $17.76 million write-off for acquired in-process research and development is not included in the pro forma results as it is a non-recurring charge. All amounts are in thousands except per share data.

                                                            (unaudited)
                                              Three Months Ended   Six Months Ended
                                                 June 30, 1999       June 30, 1999
                                              -------------------  -----------------

     Total revenues                                      $ 2,074              6,538

     Net loss                                             (9,857)           (21,106)

     Net loss per common and common-
      equivalent share - basic and diluted               $ (0.52)             (1.12)



(3)  Loss Per Common Share

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 3.0 million and 2.3 million shares at June 30, 2000 and 1999, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(4)  Operating Segment

     The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

(5)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows, in thousands:

                                               Three months       Three months         Six months         Six months
                                                  ended               ended              ended               ended
                                              June 30, 2000       June 30, 1999      June 30, 2000       June 30, 1999
                                            ---------------     ---------------    ---------------     ---------------
Net loss                                             $7,684              $5,006            $18,519             $10,765
Other comprehensive loss (income):
 Unrealized loss (gain) on marketable
  investment securities, net                            (47)                116                (75)                 80

 Foreign currency translation loss                       54                 ---                 54                 ---
                                            ---------------     ---------------    ---------------     ---------------
Comprehensive loss                                   $7,691              $5,122            $18,498             $10,845
                                            ===============     ===============    ===============     ===============


(6)  Plan of Termination

     As of December 31, 1999, the Company had a balance of $1.46 million for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $1.003 million was paid in severance benefits during the first six months of 2000, leaving an accrued balance of approximately $457,000 as of June 30, 2000.

(7)  Capital Stock Transactions

In February 2000, the Company completed a private placement of 3.9 million shares of its common stock to selected institutional and other accredited investors which closed on April 24, 2000, with net proceeds to the Company of approximately $43.3 million.

     On May 2, 2000, the Company issued 210,526 shares of common stock in exchange for 1,000 preferred shares of NPS Allelix that were recorded as a minority interest of $2.5 million at December 31, 1999. The minority interest was eliminated upon issuance of the common shares.

     On May 11, 2000, the Company sold 168,492 shares of its common stock for $2 million under the terms of an on-going corporate license agreement.

(8)  Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 in the first quarter of 2001. Management does not believe the adoption of SFAS No.133 will have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not change existing literature or revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition. We will incorporate the guidance of SAB No. 101 in the fourth quarter of fiscal 2000. The Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures relating primarily to upfront license fees and milestone payments receivable under current and potential collaborative licensing agreements.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No 44, effective July 1, 2000. Management does not believe that the interpretation will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(9)  Subsequent Events

     In July 2000, the Company's wholly owned Canadian subsidiary, NPS Allelix Inc., issued 264,650 shares of exchangeable shares in exchange for outstanding warrants, with proceeds to the Company of approximately $4.2 million. The exchangeable shares may be exchanged into NPS common shares at any time.


(10) Legal Proceedings

     The Company is involved in various legal actions that arose in the normal course of business. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FINANCIAL STATEMENTS AND NOTES THERETO, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THIS DOCUMENT, AS WELL AS IN OUR ANNUAL REPORT ON SEC-FILED FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1999, UNDER THE HEADING "RISK FACTORS."

Overview

     NPS Pharmaceuticals, Inc. is a biopharmaceutical company with headquarters in Salt Lake City, Utah, and additional operations in Toronto (Mississauga), Ontario, Canada. We conduct our operations in Canada under the name "NPS Allelix." We engage in drug discovery and development of small, orally active molecules and recombinant peptides. The Company uses a blend of partnered initiatives and proprietary efforts to fund and pursue its discovery, development and market efforts.

On December 23, 1999 the Company acquired Allelix Biopharmaceuticals Inc. (Allelix), a biopharmaceutical company based in Ontario, Canada. As the acquisition was accounted for under the purchase method with an effective date of December 31, 1999, operating results of NPS Allelix are only included in the consolidated statements of operations during the current year.

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed development of any pharmaceutical product for sale. We have incurred cumulative losses through June 30, 2000, of $97.4 million, net of cumulative revenues from research and license agreements of approximately $59.2 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our research and development activities and our testing activities in the laboratory, in animals, and in humans. Profitability will depend in part on our ability and the ability of our licensees, to complete product development, to obtain the required regulatory approvals, and to manufacture and market products. We cannot assure that these events will occur.

Results of Operations

Revenues

     Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from licensees. These revenues fluctuate from quarter to quarter. Our revenues were $1.7 million for the quarter ended June 30, 2000, compared to $915,000 for the quarter ended June 30, 1999. Revenues for the six-month period ended June 30, 2000 were $3.7 million compared to $1.8 million for the same period in the prior year. The increases in revenues for the three- and six-month periods ended June 30, 2000 were primarily due to revenue from license agreements acquired in the purchase of Allelix. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

Research and Development

     Research and development expenses arise primarily from compensation and other related costs of personnel dedicated to research and development activities and from fees paid to outside professionals to conduct clinical studies and trials. Research and development expenses increased to $6.3 million for the quarter ended June 30, 2000, from $4.9 million in the comparable period of 1999 and to $14.0 million for the six-month period ended June 30, 2000, from $10.4 million in the comparable period in 1999. The increases in research and development expenses for the three- and six-month periods ended June 30, 2000 were principally due to the conduct of pivotal Phase III clinical trials for ALX1-11 and pilot Phase II clinical trials for ALX-0600, two product candidates that we acquired through our acquisition of Allelix in December 1999. We expect research and development expenses to continue at this level or higher as these clinical trials progress. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates or companies.

General and Administrative

     General and administrative expenses consist primarily of the costs of executive management, finance, and administrative staff, business insurance and taxes, and professional fees. General and administrative expenses increased to $3.0 million for the quarter ended June 30, 2000, from $1.5 million for the quarter ended June 30, 1999, and to $6.8 million for the six-month period ended June 30, 2000 from $3.1 million in the comparable period in 1999. The increase in general and administrative expenses was primarily the result of increased costs of operating the Company and our recently acquired subsidiary, NPS Allelix, and due to a charge of $990,000 for compensation expense for stock options held by management which vested upon the signing of a license agreement in the first quarter of 2000. Such compensation expense may occur in the future in the event of vesting of contingent options or upon grants of options to consultants or other non-employees.

Amortization of Goodwill and Acquired Intangibles

     We are required to amortize goodwill and other acquired intangibles as a result of our acquisition of Allelix. The remaining intangible assets at June 30, 2000 total approximately $17.2 million. We are amortizing these assets over the expected lives which range from two to six years. We recorded amortization expense of $910,000 for the three months ended June 30, 2000 and $1.82 million for the six months ended June 30, 2000. We did not record any amortization of goodwill and acquired intangibles for the same periods in 1999 as the effective date of the Allelix acquisition was December 31, 1999.

Total Other Income, Net

     Other income, net, increased from $494,000 to $773,000 for the three months ended June 30, 2000, as compared with the same period in the prior year, and decreased from $908,000 to $400,000 for the six months ended June 30, 2000, as compared with the same period in the prior year. The increase for the three months ended June 30, 2000 is mainly the result of increased interest income of $399,000 resulting from higher cash, cash equivalents, and marketable investment security balances. These balances increased primarily due to cash received from a private placement offering of 3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000. The decrease in total other income for the six months ended June 30, 2000 is primarily related to a non-cash loss of approximately $1.2 million associated with closing a facility in New Jersey that we acquired as part of the Allelix transaction. We anticipated at the time of the acquisition that we would sublease the facility for the remaining nine year term of our lease obligation and retain the existing leasehold improvements. However, we were able to negotiate a release of our obligation from the landlord subject to our forfeiting the leasehold improvements and certain office furniture and equipment which had a net book value of approximately $1.2 million.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30, 2000, we had recognized $59.2 million of cumulative revenues from payments for research support and license fees and $138.2 million from the sale of equity securities for cash, including $4.5 million received upon the exercise of options during the first six months of 2000, $43.3 million, net, from the closing of the sale of 3.9 million shares of Company stock in a private placement during the second quarter of 2000, and $2 million from the sale of 168,492 shares of common stock under the terms of an agreement with an existing corporate licensee during the second quarter of 2000. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $73.4 million at June 30, 2000. During July 2000, existing warrant holders of the Company's wholly owned subsidiary, NPS Allelix Inc., exercised an option to acquire 264,650 shares of our exchangeable shares for approximately $4.2 million. The exchangeable shares may be exchanged into NPS common shares at any time.

     During the past, we have received quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham, and under NPS Allelix's agreements with Janssen and Eli Lilly Canada. All of the research and development support payments under these agreements are scheduled to expire in 2000. We do not receive any research and development support payments under our agreement with Abbott Laboratories. We could receive future payments of up to $88.5 million in the aggregate if we accomplish specified research and/or development milestones under our agreements with all of those parties. All of the agreements require the licensees to make royalty payments to us if they sell products derived from the license rights. However, we do not control the subject matter, timing, or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. We cannot assure that our licensees will make any future payments to us, whether as research or development support payments, milestone payments or royalty payments.

     We have an agreement with Technology Partnerships Canada (TPC), a program of the Canadian government, under which TPC will reimburse us for our research expenses for treatments for various intestinal disorders utilizing specified technology (the ALX-0600 technology). TPC will reimburse us for 30% of the qualified costs we incur through December 2002, up to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received by us through December 2008 from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn. $23.9 million by that date, then the royalty payments shall continue until that amount is reached or until December 2017, whichever occurs first. If we default under the agreement, we could be required to repay all the amounts we received from TPC, plus interest and other damages.

     We have entered into joint venture agreements and sponsored research and license agreements that obligate us to purchase services from the joint ventures and to make research support payments to academic and/or commercial research institutions. As of June 30, 2000, we had a total commitment under the arrangements of approximately $244,000. We may be required to make additional payments if the research institutions reach milestones, or for license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

     We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments and milestone payments will be sufficient to enable us to maintain our current and planned operations for at least the next 24 months. However, our actual needs will be dependent on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11. Furthermore, in the event that we advance current propriety programs or that we in-license or otherwise acquire other technologies, product candidates or companies, we may need to make substantial additional expenditures. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product arising from the technology that is returned to us. A reduction in the expected amount of research and development support payments or milestone payments may shorten the period during which we could maintain our operations or require us to reduce operations, or both.

     We may also need to raise additional funds to support our current development and commercialization programs. We are presently seeking additional funding for certain of our current programs through corporate collaborations and licensing agreements. We may also seek additional funding through public or private financing, which could be dilutive to current shareholders. We can give no assurances that any such additional funding will be available on acceptable terms, if at all. If adequate funds are not available, we may modify plans for some of our research and development programs.

In-Process Research and Development

     In connection with our acquisition of Allelix, we recorded a write-off of $17.76 million in the fourth quarter of 1999 for in-process research and development. We determined the fair value assigned to purchased in-process research and development by estimating the costs to develop the purchased in-process research and development into commercially viable products. We then discounted the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility (i.e., FDA approval) and had no alternative future uses.

     In developing these cash flow projections, we forecasted revenues for each project based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Allelix and its competitors. In projecting these revenues we assume the successful introduction of products from the in-process research and development projects.

     In determining an estimate of the operating cash flows related exclusively to each in-process research and development project, we considered the contribution of both developed technology and core technology leveraged by the in-process project. Because Allelix did not have any products that had achieved technological feasibility as of the valuation date, we assigned no value to developed technology for allocation purposes. The value of the core technology leveraged by the in-process projects was captured in the valuation of the patent portfolio, consequently, we assigned no value for allocation purposes to core technology leveraged by the in-process projects.

     We considered both project costs and technological progress for each project. We then employed percentage of completion assumptions to reduce the projected revenue streams for the incomplete portion of each project as of the valuation date. We forecasted operating expenses with resulting profit margins based on the characteristics and cash flow generating potential of the acquired in-process research and development. We applied a tax rate of 40 percent and appropriate adjustments were made to operating income to derive net cash flow for each project.

     The estimated revenues to be earned by the in-process research and development products represent the return on all of the assets we acquired under the agreement. The cash flows generated by the new products must provide a return on each asset purchased that is consistent with the value and the relative risk of the asset. To separately value in-process research and development, we determined the value and required rate of return for other identifiable assets. We deducted the required return on these other contributory assets from the cash flows generated by the projects in the in-process research and development model to determine the incremental net cash flows specifically attributable to the completed portion of the in-process research and development projects.

     The discount rate we applied to the net estimated cash flow for each in-process research and development project was based on each project's state of development, complexity, and the market risk for the resulting product. We applied discount rates of 45 to 75 percent to the in-process research and development projects.

     We believed that the assumptions used in the Allelix in-process research and development analysis were reasonable at the time of the acquisition. We can give no assurances, however, that our underlying assumptions are correct or that actual results will not be materially different from the assumptions. We believe that the expenses associated with the development of one such project, ALX1-11, will be higher than originally estimated due to changes in the clinical development plan. However, we believe that the clinical trials for ALX1-11 will be completed earlier than we originally estimated and that projected revenues will start earlier and be higher than we originally estimated. Therefore, we believe that revised estimates of net cash flows related to ALX1-11 would not be materially different than the original net cash flows used to calculate the in-process research and development write-off. To date, we have not recognized any revenues on any of these projects.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. We must adopt SFAS No. 133 in the first quarter of 2001. We do not believe the adoption of SFAS No.133 will have a material effect on our consolidated financial position, results of operations, or liquidity.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements; however, SAB No. 101 does not modify existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition. We will incorporate the guidance of SAB No. 101 in financial reporting beginning with the fourth quarter of fiscal 2000. We continue to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures relating primarily to upfront license fees and milestone payments receivable under current and potential collaborative licensing agreements.

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 effective July 1, 2000. The impact of adopting Fin No. 44 is not anticipated to be material to our consolidated financial position, results of operations, or liquidity.

Certain Business Risks

     We have not completed the development of any products for commercial sale. We can give no guarantee that any of our product candidates will prove to be safe or effective. All of our product candidates and pre-clinical technologies will require significant additional research and development efforts before they can be used commercially. Because we have granted technologies to our strategic partners, exclusive development, commercialization, and marketing rights for certain of our product candidates and the success of the development programs for those products will be primarily dependent upon the efforts of those strategic partners.

     Other business risks include the following: our lack of product sales, our history of operating losses, the uncertainty of regulatory approvals for our products, rapid technological change and competition, the uncertainty of protection of our patents and proprietary technology, our dependence on third parties for manufacturing, future capital needs and the uncertainty of additional funding, our lack of marketing capabilities, the uncertainty of third-party reimbursement, the uncertainty of our in-licensing efforts, our dependence on key personnel and our ability to manage growth. A more detailed discussion of factors that could cause actual results to differ materially from those in forward-looking statements is contained in Item 1, "Business-Risk Factors" of our Annual Report on Form 10-K/A for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

Foreign Currency Risk

     Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the June 30, 2000, rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.


Part II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     During the three month period ended June 30, 2000, the Company closed a private placement transaction effected in the first quarter, and received approximately $43.3 million, net, for 3.9 million shares of NPS common stock. This transaction was exempt from registration under Section 4(2) of the 1933 Act, and in connection with the transaction, the Company registered the shares for resale pursuant to a registration statement on Form S-3 that was declared effective by the Commission effective April 2000.

     During the three month period ended June 30, 2000, the Company received $2.0 million from the sale of 168,492 NPS common shares, in a private placement exempt from registration under Section 4(2) of the 1933 Act. The holder has certain rights to request registration for resale of these shares, but has not yet exercised those rights.

     In July 2000, two entities acquired 264,650 shares of the stock of our wholly-owned Canadian subsidiary, NPS Allelix Inc., through the exercise of warrants. The exercise price for the warrants was $4.2 million. The transaction was exempt from registration pursuant to the provisions of Section 3(a)(10) of the 1933 Act applicable to the merger of Allelix with the Company in December 1999. The shares may be exchanged for NPS common stock at any time, and the Company has filed a registration statement on Form S-3 providing for resale by the purchasers of the NPS common stock obtainable by the holders of the exchangeable shares upon any exchange of the exchangeable stock.

     In connection with each of these isolated issuances of our securities, we believe that each such purchaser: ( i) was an accredited investor, as that term is defined in the 1933 Act; (ii) was aware that the securities had not been registered under the Federal Securities laws; (iii) acquired the securities for its own account, for investment purposes, and not with a view to or for resale in connection with any distribution for purposes under the Federal Securities laws; (iv) understood that the securities would need to be held indefiniately unless registered or an exemption from registration applied to a proposed disposition; and (v) was aware that the certificate representing the securities would bear a legend restricting its transfer.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on June 21, 2000. The stockholders approved all proposals by the vote specified below:

Proposal One:   To elect eleven (11) directors as set forth in the Proxy
                Statement.



                 Nominees                        For         Withheld
-------------------------------------------  ------------  ------------

Santo J. Costa.............................    13,150,972       913,498

John R. Evans..............................    13,251,772       812,698

James G. Groninger.........................    13,213,236       851,234

Hunter Jackson.............................    12,930,769     1,133,701

James U. Jensen............................    13,213,436       851,034

Joseph Klein, III..........................    13,251,972       812,498

Donald E. Kuhla............................    13,213,436       851,034

Thomas N. Parks............................    13,251,772       812,698

Edward Rygiel..............................    13,251,972       812,498

Calvin Stiller.............................    13,251,772       812,698

Peter G. Tombros...........................    13,251,972       812,498



Proposal Two:   To approve an increase of 2,000,000 shares of common stock for issuance under the Company's 1998 Stock Option Plan: For:
                9,108,805; Against: 1,540,499


Proposal Three: To ratify the appointment of KPMG LLP as independent auditors for the company for the 2000 fiscal year: For: 14,055,238;
                Against: 5,295.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.38 Consulting Services Agreement between the Registrant and Tamar Howson, dated July 3, 2000.

              27.1 Financial Data Schedule for the three months ended June 30, 2000



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NPS Pharmaceuticals, Inc.



Date:  August 14, 2000           By:     /s/ James U. Jensen
                                    --------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  August 14, 2000           By:     /s/ Robert K. Merrell
                                    --------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)