Form 10-K/A
period 1999-12-31
NPS PHARMACEUTICALS INC
filed 2000-11-09
CIK 890465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A
                                Amendment No. 3

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

                                   ----------------------------------------------------------------------------     October 22, 1986
                                                              Year Ended December 3                                   (inception)
                                   ----------------------------------------------------------------------------         through
                                       1999            1998            1997            1996            1995        December 31, 1999
                                   ------------    ------------    ------------    ------------    ------------    -----------------
                                                      (in thousands, except per share data)

Consolidated Statements of Operations Data:

Revenues from research and
 license agreements                  $  3,445        $  3,568        $  5,842         $20,342         $ 9,562          $ 55,514
Operating expenses:
 Research and development              16,935          17,856          15,090          11,326           8,727            91,568
 General and administrative             5,983           5,546           5,587           5,111           3,975            35,016
 In process research and
  development acquired                17, 760             ---             ---             ---             ---            17,760
                                     --------        --------        --------        --------        --------          --------
   Total operating expenses            40,678          23,402          20,677          16,437          12,702           144,344

                                     --------        --------        --------        --------        --------          --------
   Operating income (loss)            (37,233)        (19,834)        (14,835)          3,905          (3,140)          (88,830)

Other income, net                       1,579           2,672           3,308           2,550             322            10,925
                                     --------        --------        --------        --------        --------          --------
Income (loss) before income
 tax expense                          (35,654)        (17,162)        (11,527)          6,455          (2,818)          (77,905)
Income tax expense                        ---             ---             167             350             500             1,018
                                     --------        --------        --------        --------        --------          --------
Net income (loss)                    $(35,654)       $(17,162)       $(11,694)        $ 6,105         $(3,318)         $(78,923)
                                     ========        ========        ========        ========        ========          ========
Diluted net income (loss)
 per share (1)                         $(2.77)         $(1.39)         $(0.98)          $0.55          $(0.48)
                                     ========        ========        ========        ========        ========
Diluted weighted average
 shares outstanding (1)                12,863          12,337          11,956          11,086           6,924


                                   ----------------------------------------------------------------------------
                                                              Year Ended December 31,
                                   ----------------------------------------------------------------------------
                                       1999            1998            1997            1996            1995
                                   ------------    ------------    ------------    ------------    ------------
                                                                  (in thousands)
Consolidated Balance Sheets Data:

Cash, cash equivalents, and
 marketable investment
 securities                          $ 35,679        $ 43,444        $ 57,942        $ 68,962        $  8,340
Working capital                        32,532          40,767          56,365          67,413           5,832
Total assets                           64,966          48,111          62,634          72,160          10,600
Long-term portion of capital
 leases and long-term debt              1,940              32              65             327             747
Deficit accumulated during
 development stage                    (78,923)        (43,269)        (26,107)        (14,413)        (20,517)
Stockholders' equity                   56,079          45,146          60,319          69,870           7,322

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

     Research and development expenses decreased to $16.9 million in 1999 from $17.9 million in 1998 after an increase from $15.1 million in 1997. The increase in research and development expenses from 1997 to 1998 was principally due to the commencement of Phase I clinical trials for NPS 1776 in the third quarter of 1998. The decrease in research and development expenses from 1998 to 1999 was principally due to the completion of the clinical trials for NPS 1776 in mid-1999. We expect development expenses to increase dramatically in 2000 as we conduct Phase III clinical trials for ALX1-11 and Phase II clinical trials for ALX-0600. We may incur additional research and development expenses if we start other clinical trials or if we acquire new technologies, product candidates or companies.

     General and administrative expenses were $6.0 million in 1999, $5.5 million in 1998, and $5.6 million in 1997. We expect that general and administrative expenses will increase in the future in order to support operations in Canada and the U.S. and pre-launch marketing costs incurred for product candidates.

     In connection with our acquisition of Allelix, we recorded a write-off of $17.76 million in 1999 for in-process research and development. We determined the fair value assigned to purchased in-process research and development by estimating the costs to develop the purchased in-process research and development into commercially viable products. We then discounted the resulting net cash flows related to these projects. At the date of the acquisition, the acquired in-process research and development had not yet reached technological feasibility (FDA approval) and had no alternative future uses.

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

     We receive quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham and from Janssen and Eli Lilly Canada under agreements acquired as part of the Allelix transaction. All of the research and/or development support payments under these agreements are scheduled to expire in 2000. We do not receive any research and development support payments under our agreement with Abbott Laboratories. We could receive future payments of up to $88.5 million in the aggregate upon the accomplishment of specified research and/or development milestones under the several agreements. All of the agreements provide for future royalties to be paid to us from the sale of products derived from these license agreements. However, we do not control the subject matter, timing, or resources applied by our licensees under the several development programs. Thus, potential receipt of milestone payments and royalties from these licensees is largely beyond our control. Progress under these agreements is subject to risk and each of these agreements may be terminated before its scheduled expiration date by the respective licensee. We cannot assure that our licensees will make any future payments, whether as research or development support payments, milestone payments or royalty payments.

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

     We have entered into service agreements and sponsored research and license agreements that obligate us to purchase services from the joint ventures and to make research support payments to academic and/or commercial research institutions. As of December 31, 1999, we had a total commitment of approximately $1.5 million for future services and research support payments. Additional payments may be required upon the accomplishment of research milestones by the research institutions, or as license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

     We expect that our existing capital resources, including interest earned thereon, and expected research and development support payments, milestone payments and the proceeds of the private placement agreements signed in February 2000 will be sufficient to enable us to maintain our current and planned operations for at least 24 months. However, we expect gross expenditures for in-process research and development projects acquired in the acquistion of Allelix to be $20-$25 million per year for at least the next five years. We do not presently have sufficient cash to complete development of all of these projects. We may seek additional equity financing, we may cease development of any or all of the projects or we may decide at a later date to license one or more of these product candidates to other parties who would then manage and fund the development process and apply to the FDA for product approval. Actual needs are dependent on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11. Furthermore, in the event we in-license or otherwise acquire other technologies, product candidates or companies, substantial expenditures may be required. In addition, if any licensee terminates its agreement, we might not have sufficient capital to complete the development and commercialization of a product arising from the technology returned to us under the then terminated agreement. A reduction in the expected amount of research and development support payments or milestone payments may shorten the period during which we could maintain our operations or require us to reduce operations, or both.

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

                             OPTION GRANTS IN 1999

                                                                                                 Potential Realizable Value at
                                Securities      % of Total                                       Assumed Annual Rates of Stock
                                Underlying       Options          Exercise                            Price Appreciation
                                 Options        Granted in      or Base Price     Expiration          for Option Term(2)
              Name               Granted        Fiscal Year       Per Share         Date(1)         5%                   10%
              ----              ----------      -----------     -------------     ----------     --------             --------
Hunter Jackson                    40,000           9.56%            $4.50          12/08/09      $113,201             $286,874
James U. Jensen                   20,000           4.78%            $4.50          12/08/09      $ 56,601             $143,437
Thomas B. Marriott                20,000           4.78%            $4.50          12/08/09      $ 56,601             $143,437
Robert K. Merrell                 24,000           5.73%            $4.50          12/08/09      $ 67,921             $172,124
Edward F. Nemeth                  20,000           4.78%            $4.50          12/08/09      $ 56,601             $143,437

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

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2000.


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

Issuance of 6,516,923
 common and exchangeable
 shares, and options and warrants
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

     (i)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all subsidiaries in which it owns a majority voting interest including NPS Allelix Inc. The Company owns 100 percent of the outstanding voting common shares (100,000 shares) of NPS Allelix Inc. Additionally, NPS Allelix Inc. has 3,476,009 non-voting exchangeable shares outstanding that are exchangeable solely into shares of the Company's common stock on a one-for-one basis. NPS Allelix Inc. also has 100 non-voting preference shares outstanding. Investments in a limited partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

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

(2)  Business Acquisition

     On December 23, 1999, the Company acquired all of the outstanding common stock of Allelix for 6,516,923 shares of the Company's common stock which was valued at approximately $42.8 million using the average closing price of the Company's common stock for three days before and three days after the announcement of the acquistion of Allelix. In addition, the Company converted all outstanding Allelix options and warrants into options to purchase approximately 675,520 shares of common stock of the Company with a fair value of approximately $1.9 million and incurred transaction costs of approximately $1.5 million. The acquisition was accounted for by the purchase method. Although the acquisition closed on December 23, 1999, for accounting purposes, it was recorded on December 31, 1999, as the operating results from December 23, 1999 to December 31, 1999 were not material.

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

     The in-process research and development projects consisted of the following product candidates as of the acquisition date:


Product Candidate:              Stage of      Expected Cost   Expected Time
                                Completion    to complete     to complete
--------------------------------------------------------------------------------
ALX1-11 for osteoporosis        Phase II      $ 15 million    5.25 years
ALX-0600 for
   gastrointestinal disorders   Phase I       $ 25 million    6.25 years
ALT-0644 for migraine           Phase I       $ 20 million    5.25 years
Other progress for central
   nervous system disorders     Preclinical   $175 million    Greater than
                                                              5 years

     Successful commercialization of any of these product candidates will depend on our ability to obtain FDA approval for marketing the product. The granting of the approval will be dependent upon the FDA's evaluation of the safety and efficacy of the product candidate based on the results of our preclinical studies and clinical trial which typically include three phases. The expected costs and time to obtain FDA approval are estimates and may change significantly based upon the actual results of each preclinical study or clinical trials and the FDA's requirements for approval of the specific product. While we presently intend to continue to internally develop each of these product candidates, we do not currently have sufficient cash to complete development of all of the product candidates. We may seek additional equity financing, or we may cease development of any or all of the projects or we may decide at a later date to license one or more of these products candidates to other parties who would then manage and fund the development process and apply to the FDA for product approval.

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
                                        ------------
                                        $ 46,240,573
                                        ============

     In connection with the acquisition, the Company acquired an interest in one limited partnership and four non-public corporations. The Company's investments in the limited partnership and two non-public corporations are accounted for under the equity method of accounting and its investments in two non-public corporations are accounted for under the cost method of accounting. The estimated fair value at December 31, 1999 was zero for each of those investments as the projected future discounted cash flows for each investee was negative. Continued operations of each investee are contingent on receipt of future capital investments and working capital support from the Company. However, the Company has no intent or obligation to make additional investments in these investees.

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

     (g)  Joint Venture and In-license Agreements

          The Company has entered into agreements to purchase information technology and laboratory services. Additionally, the Company has entered into certain sponsored research and license agreements that require the Company to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 1999, 1998, and 1997, the Company paid to these institutions $1.4 million, $1.5 million, and $1.2 million, respectively, in sponsored research payments and license fees. As of December 31, 1999, the Company had a total commitment of approximately $1.5 million for services and future research support payments.

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

     (a)  Shareholder Rights Plan

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

     (b)  Exchangeable Shares of NPS Allelix Inc.

     On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the Company, issued 3,476,009 exchangeable shares to certain Canadian shareholders of Allelix in exchange for their shares of Allelix. The exchangeable shares are designed to be the functional and economic equivalent of the Company's common stock, and were issued to such shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations. The terms and conditions of the exchangeable share provisions provide each Canadian registered holder with the following rights:

                i) the right to exchange such exchangeable shares for the Company's common stock on a one-for-one basis at any time;

                ii) the right to receive dividends, on a per share basis, in amounts (or property in the case of non-cash dividends) which are the same as, and which are payable at the same time as, dividends declared on the Company's common stock;

                iii) the right to vote, on a per share equivalent basis, at all stockholder meetings at which the holders of the Company's common stock are entitled to vote; and

                iv) the right to participate, on a per share equivalent basis, in a liquidation dissolution or other winding-up of the Company, on a pro rata basis with the registered holders of the Company's common stock in the distribution of assets of the Company, through the medium of a mandatory exchange of exchangeable shares for the Company's common stock.

     The exchangeable shares are exchangeable at any time by their holder solely into shares of the Company's common stock on a one-for-one basis. On or after December 31, 2004, the Company has the right to cause the exchange of all outstanding exchangeable shares for shares of the Company's common stock on a one-for-one basis. Also, the Company has the right to effect such an exchange at any time (i) if there are fewer than 1,000,000 exchangeable shares outstanding (other than those held by the Company and its affiliates); or (ii) on or after the occurance of a change in control of the Company where it is not reasonably practicable to substantially replicate the existing terms and conditions of the exchageable shares in connection with such a transaction.

     The exchangeable shares do not have liquidation rights in NPS Allelix Inc. and, as such, the consolidated financial statements do not include minority interest.

     The Company has created a special voting share, not separately disclosed on the balance sheet, held in trust as a mechanism to accomplish the voting rights objectives of the exchangeable shares which are included as outstanding common shares on the Company's balance sheet. This special class of stock and the exchangeable shares, their respective functions, terms and rights were described in detail in the Company's definitive Proxy Statement dated November 18, 1999, and the three central documents are incorporated by reference in this Form 10-K/A. Copies of the agreements for the exchangeable shares and the special class of voting stock were included as exhibits to the Proxy Statement.

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