Form 10-Q/A
period 2000-06-30
NPS PHARMACEUTICALS INC
filed 2000-11-09
CIK 890465

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A
                                Amendment No. 1

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


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at August 9, 2000
       ----------------------------        --------------------------------
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

     On May 2, 2000, the Company issued 210,526 shares of common stock in exchange for 1,000 preferred shares of NPS Allelix that were recorded as a minority interest of $2.5 million at December 31, 1999. The value of the minority interest was allocated using the purchase method effective December 31, 1999 as the amount was fixed and determinable based upon contractual terms of the exchange. The minority interest was eliminated upon issuance of the common shares.

     On May 11, 2000, the Company sold 168,492 shares of its common stock for $2 million based upon the average of the bid and ask prices of the Company's common stock during a period of 20 consecutive trading days prior to the sale under the terms of an on-going corporate license agreement. The fair value on May 11, 2000 of the shares issued on the closing date was $2,021,904.

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

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 does not modify existing literature or revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition. The Company will incorporate the guidance of SAB No. 101 in financial reporting beginning with the fourth quarter of fiscal 2000. The Company continues to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures relating primarily to upfront license fees and milestone payments receivable under current and potential collaborative licensing agreements.

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

(9)  Subsequent Events

     In July 2000, the Company's wholly owned Canadian subsidiary, NPS Allelix Inc., issued 264,650 shares of exchangeable shares upon exercise of outstanding warrants, with proceeds to the Company of approximately $4.2 million. The exchangeable shares may be exchanged into the Company's common shares at any time with the value of the exchangeable shares being accounted for as equity of the Company.


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

     We have entered into service agreements and sponsored research and license agreements that obligate us to purchase services and to make research support payments to academic and/or commercial research institutions. As of June 30, 2000, we had a total commitment under the arrangements of approximately $244,000. We may be required to make additional payments if the research institutions reach milestones, or for license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

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

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB No. 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 does not modify existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition. We will incorporate the guidance of SAB No. 101 in financial reporting beginning with the fourth quarter of fiscal 2000. We continue to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies and procedures relating primarily to upfront license fees and milestone payments receivable under current and potential collaborative licensing agreements.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.38(1) Consulting Services Agreement between the Registrant and
                       Tamar Howson, dated July 3, 2000.

              27.1(1) Financial Data Schedule for the three months ended June 30, 2000

              (1) Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NPS Pharmaceuticals, Inc.



Date:  November  9, 2000         By:     /s/ James U. Jensen
                                    --------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date:  November  9, 2000         By:     /s/ Robert K. Merrell
                                    --------------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)