Form 10-Q
period 2000-09-30
NPS PHARMACEUTICALS INC
filed 2000-11-14
CIK 890465

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

               For the quarterly period ended September 30, 2000

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

                             ____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at November 8, 2000
          ------------------                  -------------------------------
          Common Stock $.001 par value                   25,039,830*

     *Includes 1,014,833 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.


================================================================================

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                       Page No.
                                                                      --------
Item 1. Consolidated Financial Statements.

          Consolidated Balance Sheets...............................     3

          Consolidated Statements of Operations.....................     4

          Consolidated Statements of Cash Flows.....................     5

          Notes to Consolidated Financial Statements................     7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk..    16


PART II   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...................    17

Item 5. Other Information...........................................    17

Item 6. Exhibits and Reports on Form 8-K............................    24

               (a)  Exhibits

               27.1 Financial Data Schedule for the three months ended September 30, 2000


SIGNATURES..........................................................    24

Item 1. Consolidated Financial Statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                                (In thousands)

                                                                   September 30, 2000   December 31, 1999
                                                                   ------------------   -----------------
                                                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                      $         23,312     $        13,116
     Marketable investment securities                                         49,462              22,563
     Due from related parties                                                     --                  68
     Accounts receivable                                                         645                 815
     Other current assets                                                      1,101                 417
                                                                   ------------------   -----------------
          Total current assets                                                74,520              36,979
Restricted marketable investment securities                                      753                 778
Plant and equipment:
     Land                                                                        433                 447
     Building                                                                  1,163               1,201
     Equipment                                                                 7,815               8,238
     Leasehold improvements                                                    2,878               3,732
                                                                   ------------------   -----------------
                                                                              12,289              13,618
     Less accumulated depreciation and amortization                            6,817               5,541
                                                                   ------------------   -----------------
          Net plant and equipment                                              5,472               8,077
Goodwill, net of accumulated amortization                                      9,512              11,230
Purchased intangible assets, net of accumulated amortization                   6,286               7,820
Other assets                                                                       2                  82
                                                                   ------------------   -----------------
                                                                    $         96,545     $        64,966
                                                                   ==================   =================
Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of obligations under capital leases       $            325     $           371
     Due to related parties                                                       59                  --
     Accounts payable                                                          1,351                 669
     Accrued expenses                                                          2,266                 687
     Accrued severance                                                           294               1,455
     Deferred income                                                             539               1,265
                                                                   ------------------   -----------------
          Total current liabilities                                            4,834               4,447

Obligations under capital leases, excluding current installments                 109                 373
Long-term debt                                                                 1,514               1,567
                                                                   ------------------   -----------------
          Total liabilities                                                    6,457               6,387

Minority interest                                                                 --               2,500
Stockholders' equity:
     Common stock                                                                 25                  20
     Additional paid-in capital                                              196,883             135,036
     Deferred compensation                                                    (1,295)                 --
     Accumulated other comprehensive loss                                       (700)                (54)
     Deficit accumulated during development stage                           (104,825)            (78,923)
                                                                   ------------------   -----------------
          Net stockholders' equity                                            90,088              56,079
                                                                   ------------------   -----------------
                                                                    $         96,545     $        64,966
                                                                   ==================   =================

         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended        Nine Months Ended       October 22, 1986,
                                                      September 30,             September 30,        (inception) through
                                                    2000          1999        2000         1999       September 30, 2000
                                                  ---------    ---------    ---------    ---------    ------------------
Revenues from research
  and license agreements                          $   1,654    $     915    $   5,308    $   2,745        $    60,822

Operating expenses:
  Research and development                            6,442        4,598       20,403       15,002            111,971
  General and administrative                          2,954        1,341        9,746        4,440             44,762
  Amortization of goodwill and
     acquired intangibles                               874           --        2,694           --              2,694
  In-process research and
      development acquired                               --           --           --           --             17,760
                                                  ---------    ---------    ---------    ---------    ------------------
          Total operating expenses                   10,270        5,939       32,843       19,442            177,187

                                                  ---------    ---------    ---------    ---------    ------------------
                 Operating loss                      (8,616)      (5,024)     (27,535)     (16,697)          (116,365)

Other income (expense):
  Interest income                                     1,214          353        2,587        1,266             14,292
  Interest expense                                      (27)          --          (77)          (4)              (783)
  Gain (loss) on sale of marketable
      investment securities                              (9)          --           79           --                 96
  Gain (loss) on disposition of
      equipment, leasehold
      improvements and leases                            26           --       (1,098)          --             (1,199)
  Foreign currency transaction gain                      15           --           99           --                 99
  Other                                                  14           --           43           --                 53
                                                  ---------    ---------    ---------    ---------    ------------------
          Total other income                          1,233          353        1,633        1,262             12,558

                                                  ---------    ---------    ---------    ---------    ------------------
                 Loss before tax expense             (7,383)      (4,671)     (25,902)     (15,435)          (103,807)
                                                  =========    =========    =========    =========    ==================

Income tax expense                                       --           --           --           --              1,018

                                                  ---------    ---------    ---------    ---------    ------------------
                 Net loss                         $  (7,383)   $  (4,671)   $ (25,902)   $ (15,435)       $  (104,825)
                                                  =========    =========    =========    =========    ==================

Net loss per common and
  common-equivalent share
   - basic and diluted                            $   (0.30)   $   (0.37)   $   (1.14)   $   (1.22)
                                                  =========    =========    =========    =========

Weighted average common
  and common-equivalent
  shares outstanding
  - basic and diluted                                24,903       12,696       22,791       12,665
                                                  =========    =========    =========    =========

         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                         October 22, 1986
                                                                     Nine Months Ended September 30,    (inception) through
                                                                     -------------------------------
                                                                            2000         1999           September 30, 2000
                                                                     --------------- ---------------   ---------------------
Cash flows from operating activities:
  Net loss                                                             $    (25,902)  $   (15,435)        $      (104,825)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                             4,172           880                  10,882
    Loss (gain) on disposition of equipment,
      leasehold improvements and leases                                       1,098            (4)                  1,199
    Realized gain on sale of marketable
      investment securities                                                     (79)           --                     (96)
    Issuance of stock in lieu of cash for services                              241           105                   1,275
    Compensation expense on stock options                                     1,406            51                   2,269
    Write off of in-process research and development                             --            --                  17,760
    Decrease (increase) in receivables                                          144            (3)                   (282)
    Decrease (increase) in other current assets, restricted marketable
      securities, due from related parties and other assets                    (163)           43                    (201)
    Increase in accounts payable, accrued expenses
      and accrued severance                                                   1,188           101                   1,708
    Increase (decrease) in deferred income                                     (711)         (383)                     58
    Increase in due to related parties                                           59            --                      59
                                                                     --------------- ---------------   ---------------------
      Net cash used in operating activities                                 (18,547)      (14,645)                (70,194)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities                   (26,940)        4,707                 (39,411)
  Acquisition of equipment and leasehold improvements                           (99)         (580)                (10,027)
  Proceeds from sale of equipment                                                79             4                   1,155
  Cash paid for acquisition, net of cash received                                --            --                    (676)
                                                                     --------------- ---------------   ---------------------
    Net cash provided by (used in) investing activities                     (26,960)        4,131                 (48,959)

Cash flows from financing activities:
  Proceeds from note payable to bank                                             --            --                     124
  Proceeds from issuance of preferred stock                                      --            --                  17,581
  Proceeds from issuance of common stock                                     55,926           310                 127,051
  Proceeds from long-term debt                                                   --            --                   1,166
  Principal payments on note payable to bank                                     --            --                    (124)
  Principal payments under capital lease obligations                           (296)          (17)                 (1,742)
  Principal payments on long-term debt                                           (3)           (9)                 (1,367)
  Repurchase of preferred stock                                                  --            --                    (300)
                                                                     --------------- ---------------   ---------------------
    Net cash provided by financing activities                                55,627           284                 142,389

Effect of exchange rate changes                                                  76            --                      76
                                                                     --------------- ---------------   ---------------------
Net increase (decrease) in cash and cash equivalents                         10,196       (10,230)                 23,312

Cash and cash equivalents at beginning of period                             13,116        23,615                      --
                                                                     --------------- ---------------   ---------------------

Cash and cash equivalents at end of period                                $  23,312    $   13,385         $        23,312
                                                                     =============== ===============   =====================

         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                         October 22, 1986
                                                                     Nine Months Ended September 30,    (inception) through
                                                                     -------------------------------
                                                                            2000         1999           September 30, 2000
                                                                     --------------- ---------------   ---------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                                 $         77   $         -         $           783
Cash paid for taxes                                                               -             -                   1,018

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                                       -             -                   1,478
Acquisition of leasehold improvements through
  incurrence of debt                                                              -             -                     197
Issuance of preferred stock for stock subscription
  receivable                                                                      -             -                   4,000
Accrual of deferred offering costs                                                -             -                     150
Change in unrealized gain/loss on marketable
  investment securities                                                         119            35                      65
Issuance of common stock in exchange for
  minority interest                                                           2,500             -                   2,500

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the financial statements of NPS and its operating subsidiary NPS Allelix Corp. (NPS Allelix), collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for any future period or the year ended December 31, 2000.

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

     The Company recorded an expense of $17.8 million in December 1999 for in-process research and development that was acquired as part of the Company's purchase of Allelix. The acquired in-process research and development consisted of five drug development programs. The two most advanced product candidates, ALX 1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83% of the total value of the acquired in-process research and development.

     The Company determined the fair value assigned to the in-process research and development by estimating the total costs to develop the product candidates into commercially viable products (i.e., to obtain FDA approval). The Company then discounted the projected net cash flows related to these product candidates back to their present value using a risk-adjusted discount rate. At the date of the acquisition, the product candidates had not yet received FDA approval and had no alternative future uses.

     Since the date of the acquisition, the Company revised its plans for the next series of clinical trials for ALX1-11 and ALX-0600. The Company started a pivotal Phase III clinical trial with ALX1-11, which it expects will include an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. The Company also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition, and through September 30, 2000, the Company has incurred development costs of approximately $9.5 million for ALX1-11 and $894,000 for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and any additional testing that is necessary to obtain FDA approval.

     The Company believes the assumptions used in the valuation of the in-process research and development acquired from Allelix were reasonable at the time of the acquisition. However, the Company has modified development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

(3)  Loss Per Common Share

     Basic loss per common share is the amount of loss for the period available to each common and exchangeable share outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period available to each common and exchangeable share outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 2.6 million and 2.3 million shares for the three and nine months ended September 30, 2000 and 1999, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

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

(5)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows, in thousands:

                                               Three months        Three months        Nine months         Nine months
                                                  ended               ended               ended               ended
                                              September 30,       September 30,       September 30,         September
                                                   2000                1999                2000             30, 1999
                                             ---------------     ---------------     ---------------     ---------------
Net loss                                             $7,383              $4,671             $25,902             $15,435
Other comprehensive loss (income):
 Unrealized loss (gain) on marketable
  investment securities, net                            (44)                (22)               (119)                 58

 Foreign currency translation loss                      711                 ---                 765                 ---
                                            ---------------     ---------------     ---------------     ---------------
Comprehensive loss                                   $8,050              $4,649             $26,548             $15,493
                                                     ======              ======             =======             =======

(6)  Plan of Termination

     As of December 31, 1999, the Company had a balance of $1.5 million for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $1.2 million was paid in severance benefits during the first nine months of 2000, leaving an accrued balance of approximately $294,000 as of September 30, 2000.

(7)  Capital Stock

     (a)  Shareholders Rights Plan

          In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the Rights Plan). The Rights plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2002. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At September 30, 2000, the Rights were not exercisable.

     (b)  Exchangeable Shares of NPS Allelix Inc.

          On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the company, issued 3,476,009 exchangeable shares to certain Canadian shareholders of Allelix in exchange for their shares of Allelix. The exchangeable shares are designed to be the functional and economic equivalent of the Company's common stock, and were issued to such shareholders in lieu of shares of the Company's common stock because of Canadian tax considerations. The terms and conditions of the exchangeable share provisions provide each Canadian registered holder with the following rights:

          (i) the right to exchange such exchangeable shares for the Company's common stock on a one-for-one basis at any time;

          (ii) the right to receive dividends, on a per share basis, in amounts (or property in the case of non-cash dividends) which are the same as, and which are payable at the same time as, dividends declared on the Company's common stock.

          (iii) the right to vote, on a per share equivalent basis, at all stockholder meetings at which the holders of the Company's common stock are entitled to vote; and

          (iv) the right to participate, on a per share equivalent basis, in a liquidation dissolution or other winding-up of the company, on a pro rata basis with the registered holders of the Company's common stock in the distribution of assets of the Company, through the medium of a mandatory exchange of exchangeable shares for the Company's common stock.

     The exchangeable shares are exchangeable at any time by their holder solely into shares of the Company's common stock on a one-for-one basis. On or after December 31, 2004, the Company has the right to cause the exchange of all outstanding exchangeable shares for shares of the Company's common stock on a one-for-one basis. Also, the Company has the right to effect such an exchange at any time (i) if there are fewer than 1,000,000 exchangeable shares outstanding (other than those held by the Company and its affiliates); or (ii) on or after the occurrence of a change in control of the Company where it is not reasonably practicable to substantially replicate the existing terms and conditions of the exchangeable shares in connection with such a transaction.

     The exchangeable shares do not have liquidation rights in NPS Allelix Inc. and, as such, the consolidated financial statements do not include minority interest.

(8)  Capital Stock Transactions

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

(9)  Recent Accounting Pronouncements

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

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No 44, effective July 1, 2000. The interpretation did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(10) Subsequent Events

     On November 9, 2000, the Company priced a public offering of 4,000,000 shares of its common stock at $42.00 per share, with expected net proceeds to the Company of approximately $157.1 million.

(11) Legal Proceedings

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

Overview

     We discover, develop and intend to commercialize small molecule drugs and recombinant proteins, primarily for bone and mineral disorders and central nervous system disorders. We have five drugs in clinical development and several preclinical product candidates. Our two most advanced product candidates focus on bone and mineral disorders. They are AMG 073, which has completed a series of Phase II clinical trials for treatment of hyperparathyroidism, and ALX1-11, which is in a pivotal Phase III clinical trial for treatment of post-menopausal osteoporosis.

     On December 23, 1999 we acquired all of the outstanding common stock of Allelix BioPharmaceuticals Inc., a biopharmaceutical company based in Ontario, Canada for 6,516,923 common and exchangeable shares and assumed options and warrants for the issuance of an additional 675,520 shares of our common stock. The acquisition was accounted for under the purchase method of accounting, with an effective date of December 31, 1999. Accordingly, operating results of Allelix are only included in our consolidated statements of operations for periods after that date. We did, however, record an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix.

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed the development of any pharmaceutical product for sale. We have incurred cummulative losses through September 30, 2000 of approximately $104.8 million, net of cumulative revenues from research and license agreements of approximately $60.8 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our clinical trials and research activities. In particular, we recently initiated an 1,800 to 2,000 patient Phase III clinical trial for ALX1-11, and expect to expend significant portion of our resources on the development of this product.

Results of Operations

Revenues

     Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. All of the research and development support payments under our existing license or collaborative agreements are scheduled to expire in 2000. Our revenues were $1.7 million for the quarter ended September 30, 2000, compared to $915,000 for the quarter ended September 30, 1999. Our revenues for the nine-month period ended September 30, 2000 were $5.3 million compared to $2.7 million for the same period in the prior year. The increases in revenues for the three- and nine-month periods ended September 30, 2000 were primarily due to revenues from license agreements we acquired as a result of our purchase of Allelix. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

Research and Development

     Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid to outside professionals to conduct clinical studies and trials. Our research and development expenses increased to $6.4 million for the quarter ended September 30, 2000, from $4.6 million in the comparable period of 1999 and to $20.4 million for the nine-month period ended September 30, 2000, from $15.0 million in the comparable period in 1999. The increases in research and development expenses for the three- and nine-month periods ended September 30, 2000 were principally due to the commencement of a pivotal Phase III clinical trial for ALX1-11 and a pilot Phase II clinical trial for ALX-0600, two product candidates that we acquired as a result of our acquisition of Allelix. We have the right to be reimbursed under our agreement with Technology Partnerships Canada, or TCP, for a portion of our research and development expenses for ALX-0600. We expect research and development expenses to continue at this level or higher as these clinical trials progress. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates or companies.

General and Administrative

     Our general and administrative expenses consist primarily of the costs of our executive management, finance and administrative staff, business insurance, taxes and professional fees. Our general and administrative expenses increased to $3.0 million for the quarter ended September 30, 2000, from $1.3 million for the quarter ended September 30, 1999, and to $9.7 million for the nine-month period ended September 30, 2000 from $4.4 million in the comparable period in 1999. The increase in general and administrative expenses was primarily the result of increased costs of our operations and of our recently acquired subsidiary, NPS Allelix, and a charge of $990,000 for compensation expense for stock options held by management that vested upon the signing of a license agreement in the first quarter of 2000. That type of compensation expense may occur in the future upon vesting of contingent options we may grant to employees and upon our grant of options to consultants or other non-employees.

Amortization of Goodwill and Acquired Intangibles

     We are required to amortize goodwill and other acquired intangibles as a result of our acquisition of Allelix. The remaining intangible assets at September 30, 2000 total approximately $15.8 million. We are amortizing these assets over their expected lives, which range from two to six years. We recorded amortization expense of $874,000 for the three months ended September 30, 2000 and $2.7 million for the nine months ended September 30, 2000. We did not record any amortization of goodwill and acquired intangibles for the same periods in 1999, since the effective date of the Allelix acquisition was December 31, 1999.

Total Other Income, Net

     Our other income, net, increased from $353,000 to $1.2 million for the three months ended September 30, 2000, as compared with the same period in the prior year, and from $1.3 million to $1.6 million for the nine months ended September 30, 2000, as compared with the same period in the prior year. The increases for the three and nine months ended September 30, 2000 are mainly the result of increased interest income of $861,000 and $1.3 million, respectively, resulting from higher cash, cash equivalents, and marketable investment security balances. These balances increased primarily due to cash received from a private placement offering of 3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000. Additionally a non-cash loss of approximately $1.2 million associated with closing a facility in New Jersey that we acquired as part of the Allelix transaction was recorded during the nine months ended September 30, 2000. We anticipated at the time of the acquisition that we would sublease the facility for the remaining nine-year term of our lease obligation and retain the existing leasehold improvements. However, we were able to negotiate a release of our obligation from the landlord subject to our forfeiting the leasehold improvements and certain office furniture and equipment which had a net book value of approximately $1.2 million.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30, 2000, we had recognized $60.8 million of cumulative revenues from payments for research support and license fees and $144.3 million from the sale of equity securities for cash. The sale of equity securities includes $6.3 million received from the exercise of options during the first nine months of 2000, $43.3 million, net, from the sale of 3.9 million shares of common stock we completed in the second quarter of 2000, $2.0 million from the sale of 168,492 shares of common stock under the terms of an agreement with an existing corporate licensee during the second quarter of 2000, and $4.2 million from the exercise of warrants to acquire 264,650 shares of exchangeable shares of the Company's wholly-owned subsidiary, NPS Allelix Inc. The exchangeable shares may be exchanged into the Company's common shares at any time. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $72.8 million at September 30, 2000. On November 9, 2000, the Company priced a public offering of 4,000,000 shares of its common stock at $42.00 per share, with expected net proceeds to the Company of approximately $157.1 million.

     Net cash used in operating activities was $18.5 million for the nine months ended September 30, 2000 compared to $14.6 million for the nine months ended September 30, 1999. Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2000 compared to $4.1 million provided by investing activities for the nine months ended September 30, 1999. Net cash provided by financing activities was $55.6 million for the nine months ended September 30, 2000 compared to $284,000 for the nine months ended September 30, 1999. The decrease in cash flows from operating activities was due primarily to an increase in the net loss of $4.7 million, excluding all non-cash expense/income, for the nine months ended September 30, 2000. Net cash used in investing activities in 2000 was almost entirely the result of investing the proceeds from our private placement and option and warrant exercises in marketable investment securities. Net cash provided by financing activities in 2000 resulted primarily from the proceeds from the private placement which closed in April 2000 and from the exercise of outstanding options and warrants.

     During the past, we have received quarterly research and/or development support payments under our agreements with Amgen, Kirin, and SmithKline Beecham, and under NPS Allelix's agreements with Janssen and Eli Lilly Canada. All of the research and development support payments under these agreements are scheduled to expire in 2000. We do not receive any research and development support payments under our agreements with Abbott Laboratories or Forrest Laboratories. However, we could receive future payments of up to $113.5 million in the aggregate if we accomplish specified research and/or development milestones under our agreements with all of those parties. All of the agreements also require the licensees to make royalty payments to us if they sell products derived from the license rights. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee under certain conditions.

     We have an agreement with TPC, a Canadian government program, under which TPC will reimburse us for our research expenses for treatments for various intestinal disorders using our ALX-0600 product. TPC will reimburse us for 30% of the qualified costs we incur through December 2002, to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received from the sale or license of any product we develop from the funded research. These payments terminate in December 2008 if we have paid TPC a total of at least Cdn. $23.9 million through that date, or if we have paid TPC less than that amount through that date, the payments continue until the earlier of when we have paid TPC a total of Cdn $23.9 million or December 2017. As of September 20, 2000, we have invoiced TPC for a total of Cdn $2.5 million for reimbursement.

     We have entered into service agreements and sponsored research and license agreements that obligate us to purchase services and to make research support payments to academic and/or commercial research institutions. As of September 30, 2000, we had a total commitment under the arrangements of approximately $301,000. We may be required to make additional payments if the research institutions reach milestones, or for license fees or royalties to maintain the licenses. We expect to enter into additional sponsored research and license agreements in the future.

     We expect that our existing capital resources, together with proceeds from our recently priced offering, including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations for at least the next 24 months. However, our actual needs will depend on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11, if approved. Furthermore, if we advance current propriety programs or if we in-license or otherwise acquire other technologies, product candidates or companies, we may need to make substantial additional expenditures.

In-Process Research and Development

     We recorded an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix. The acquired in-process research and development consisted of five drug development programs. The two most advanced product candidates, ALX1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83% of the total value of the acquired in-process research and development.

     We determined the fair value assigned to the in-process research and development by estimating the total costs to develop the product candidates into commercially viable products (i.e., to obtain FDA approval). We then discounted the projected net cash flows related to these product candidates back to their present value using a risk-adjusted discount rate. At the date of the acquisition, the product candidates had not yet received FDA approval and had no alternative future uses.

     Since the date of the acquisition, we revised our plans for the next series of clinical trials for ALX1-11 and ALX-0600. We started a pivotal Phase III clinical trial with ALX1-11, which we expect will include an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. We also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition, and through September 30, 2000, we have incurred development costs of approximately $9.5 million for ALX1-11 and $894,000 for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and any additional testing we find necessary to obtain FDA approval.

     We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

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

     The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" (FIN No.
44) in March 2000. The interpretation clarifies the application of Opinion 25 for only certain issues such as the following: (i) the definition of employee for purposes of applying Opinion 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 effective July 1, 2000. The impact of adopting Fin No. 44 did not have a material impact on our consolidated financial position, results of operations, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist mainly of fixed-rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical 10% increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements.

Foreign Currency Risk

     Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the September 30, 2000, rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.


Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     During the three month period ended September 30, 2000, two entities acquired 264,650 shares of the stock of our wholly-owned Canadian subsidiary, NPS Allelix Inc., through the exercise of warrants. The exercise price for the warrants was $4.2 million. The transaction was exempt from registration pursuant to the provisions of Section 3(a)(10) of the 1933 Act applicable to the merger of Allelix with the Company in December 1999. The shares may be exchanged for NPS common stock at any time, and the Company has filed a registration statement on Form S-3 providing for resale by the purchasers of the NPS common stock acquired by the holders of the exchangeable shares upon any exchange of the exchangeable stock.


Item 5.  Other Information

Public Offering

     On November 9, 2000, the Company priced the public offering of 4,000,000 shares of its common stock at a price of $42.00 per share. All of the 4,000,000 shares of common stock included in the offering are being sold by the Company. The underwriters have an option for up to 30 days to purchase up to an additional 600,000 shares to cover over-allotments, if any.

Certain Business Risks

We have a history of operating losses and may never reach profitability.

     With the exception of 1996, we have not been profitable since our inception in 1986. As of September 30, 2000, we had an accumulated deficit of approximately $104.8 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant product sales revenue. We expect to continue to incur losses for the next several years.

We are dependent on the successful outcome of the clinical trials for our two most advanced product candidates, AMG 073 and ALX1-11.

     Amgen, our collaborator, has conducted Phase II clinical trials for AMG 073, and we are currently conducting a pivotal Phase III clinical trial for ALX1-11. Our success will depend, to a great degree, on the success of these and subsequent clinical trials. Prior to receiving approval for commercialization, we must demonstrate to the satisfaction of the FDA and comparable foreign regulatory authorities that each of the product candidates is both safe and efficacious. While no significant safety issues have emerged in Phase I and Phase II clinical trials with respect to either of these candidates, we will still need to demonstrate their efficacy for the treatment of the specific indication as well as the product candidates' continued safety through the conduct of Phase III clinical trials. The successful outcome of the Phase III clinical trials will depend in part on our and Amgen's ability to \ successfully complete enrollment in the clinical trials. To date, neither long term safety nor efficacy has been demonstrated in clinical trials with either of these product candidates. Accordingly, the results of future studies may indicate that the candidates are unsafe, ineffective, or both, notwithstanding the results of earlier clinical trials. If either or both of these products do not continue to prove to be safe and are not shown to be efficacious to the satisfaction of the FDA and comparable foreign regulatory authorities, our business would be materially harmed and our stock price would be adversely affected.

The FDA has not approved any of our product candidates and we cannot assure you that data collected from clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely impact our stock price.

     Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. We cannot assure you that the clinical trials will be commenced or completed on schedule, or that the FDA will ultimately approve our product candidates for commercial sale. Furthermore, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development.

     The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not be able to achieve profitability.

     Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including AMG 073, calcilytics, NPS 1776, ALX-0646, glycine reuptake inhibitors and excitatory amino acid receptors. Our collaborators have full control over those efforts in their territories, the resources they commit to the program, and the success of the development and commercialization of products in those programs depends on their efforts. For us to receive any significant royalty payments from our collaborators, they must establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products.

     We continue to evaluate whether to seek collaborators for ALX1-11, ALX-0600 and our metabotropic glutamate receptor program. We may not be able to negotiate further collaborative arrangements for those or our other programs on acceptable terms, if at all. If we are not able to establish additional collaborative arrangements, we will either have to delay further development of these or other programs or increase our capital expenditures and undertake the development activities at our own expense.

     Collaborative agreements, including our existing agreements, pose the following risks:

     . our contracts with collaborators may be terminated and we may not be able to replace them

     . the terms of our contracts with our collaborators may not be favorable to us in the future

     . our collaborators may not pursue further development and commercialization of compounds resulting from their collaborations with us

     . a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products

     . disputes with our collaborators may arise, leading to delays in or termination of the research, development or commercialization of our product candidates, or resulting in significant litigation or arbitration

     . contracts with our collaborators may fail to provide significant protection if one or more of them fail to perform

     . our collaborators could independently develop, or develop with third parties, drugs that compete with our products.

     There is a great deal of uncertainty surrounding the success of our current and future collaborative efforts. If our collaborative efforts fail, our business and financial condition would be materially harmed.

We may need additional financing, but our access to capital funding is uncertain.

     Our current and anticipated development projects, particularly our clinical trial programs for ALX1-11, ALX-0600 and our metabotropic glutamate receptor program, require substantial additional capital. We expect our existing capital resources, together with proceeds from our recently priced offering, including interest thereon, will sufficiently fund our operations for at least the next 24 months. However, our future capital needs will depend on many factors, including receiving milestone payments from our collaborators and making progress in our research and development activities. Our capital requirements will also depend on the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, and the establishment of additional collaboration and licensing arrangements, particularly for ALX1-11, ALX-0600 and our metabotropic glutamate receptor program. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

     . delay, reduce the scope of or eliminate one or more of our development programs

     . obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves

     . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available

     If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from developing or marketing our products.

     The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented or invalidated. Generally, patent applications in the United States are maintained in secrecy until the patents issue, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. In addition, we cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

     Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. We cannot assure you that our pending patent applications, if issued, would be held valid. Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly and uncertain.

     The pursuit of patent applications is intensely competitive for therapeutic products in our areas of research. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude our applications and could result in a significant reduction in the coverage of our patents.

     We also rely on trade secrets, know-how and confidentiality provisions in our agreements with our collaborators, employees and consultants to protect our intellectual property. However, these and other parties may not comply with the terms of their agreements with us, and we might be unable to adequately enforce our rights against these people or obtain adequate compensation for the damages caused by their unauthorized disclosure or use.

We are subject to extensive government regulation that may cause us to cancel or delay the introduction of our products to market.

     Our research and development activities and the investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States, Canada and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, show the FDA that the product is both safe and effective. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. Other countries, including Canada, also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with U.S. approvals.

     If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical trials. Furthermore, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its U.S. manufacturer and its manufacturing facilities are subject to biannual inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices, or cGMP, and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control, and are designed to insure full technical compliance. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements. We may discover previously unknown problems with a product, manufacturer or facility that may result in restrictions on that product or manufacturer, including costly recalls or withdrawals of the product from the market.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products and we may not be able to compete successfully against other companies in our industry and achieve profitability.

     Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Hectoral(TM), a product of Bone Care International, Inc., is being marketed as a treatment to relieve some symptoms of secondary hyperthyroidism and may compete directly with AMG 073 if it is approved. Also, GelTex Pharmaceuticals, Inc. is currently marketing RenaGel(TM), which is a treatment for secondary hyperparathyroidism. Eli Lilly & Co. is currently developing Forteo(TM), a fragment of the full-length parathyroid hormone for the treatment of osteoporosis that will compete with our product candidate, ALX1-11, if it is approved. In addition, many of our competitors have greater financial resources, more effective marketing and sales, superior intellectual property positions and substantially greater management resources than we do. Existing and future products, therapies and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. Any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

Because we do not have internal manufacturing facilities and rely on third-party manufacturers, we are unable to control the availability of our products.

     We rely on third-party manufacturers for the manufacture of most of the products we use in our clinical trials and intend to rely on third-party manufacturers to manufacture any products we sell. If we are unable to contract for a sufficient supply of our products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, we may not have sufficient product to conduct or complete our clinical trials, particularly in the case of our Phase III clinical trials for ALX1-11, which could delay those trials. A delay would set back our timetable for the submission of our products for regulatory approval, market introduction and subsequent sales, and would postpone revenues and profitability. Because we do not have or intend to develop the capacity to manufacture ALX1-11, we intend to establish agreements with third-party manufacturers for commercial scale manufacturing of ALX1-11. Our third-party manufacturers may be unable to manufacture ALX1-11 or any other products we develop in commercial quantities on a cost-effective basis. We will need to expand our existing relationships or establish new relationships with additional third-party manufacturers for products that we commercialize or develop in the future. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms. Our dependence on third parties may reduce our profit margins and delay our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

Because we do not have sales, marketing or distribution capabilities, we may be unable to market and sell our products and generate revenues.

     We do not have any sales, marketing or distribution capabilities. We will have to develop a sales force or rely on third parties to perform these functions for any products we decide to commercialize. To market products directly, we would have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to establish in-house sales and distribution capabilities or relationships with third parties may limit our ability to generate revenues.

     For example, if we are successful in our Phase III clinical trials with ALX1-11, and the FDA grants approval for the commercialization of ALX1-11, we will be unable to introduce the product to market without developing these channels.

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we may be unable to sell our products profitably.

     The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare's policy may decrease the market for our products that are designed to treat patients with age-related disorders, such as hyperparathyroidism and osteoporosis. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. We might not be able to sell our products profitably if reimbursement is unavailable or limited in scope.

If we fail to attract and retain key employees and consultants, we may have to delay the development and commercialization of our products.

     We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long term employment contracts with our employees. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

If product liability claims are brought against us, we may incur substantial liabilities that could reduce our financial resources.

     The testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. The use of our product candidates in clinical trials and the sale of our products following regulatory approval may expose us to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials on humans. Currently, we are conducting clinical trials with humans for a number of our product candidates. Our insurance coverage may be insufficient to protect us against product liability damages. We might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our products.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

     Our research and development activities involve the controlled use of hazardous materials, radioactive compounds and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our financial resources.

Our stock price has been and may continue to be volatile and your investment could suffer a decline in value.

     You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

     .  fluctuations in our operating results

     . announcements of technological innovations or new commercial products by us, our collaborators or our competitors

     .  published reports by securities analysts

     .  the progress of our and our collaborators' clinical trials

     .  governmental regulation

     .  changes in medical and pharmaceutical product reimbursement policies

     .  developments in patent or other intellectual property rights

     . publicity concerning the discovery and development activities by our licensees

     . public concern as to the safety and efficacy of drugs we and our competitors develop

     .  general market conditions

Anti-takeover provisions in our certificate of incorporation, bylaws, stockholders rights plan and under Delaware law may discourage or prevent a change of control.

     Provisions of our certificate of incorporation, bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change in control of NPS. For example, our board of directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change in our control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our board of directors has adopted a stockholder rights plan, commonly known as a "poison pill," that may delay or prevent a change in control.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule for the three months ended September
                    30, 2000



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NPS Pharmaceuticals, Inc.


Date:  November 14, 2000       By:       /s/ James U. Jensen
                                  ----------------------------------------------
                                  James U. Jensen, Vice President
                                  Corporate Development and Legal Affairs
                                  (Executive Officer)

Date:  November 14, 2000       By:       /s/ Robert K. Merrell
                                  ----------------------------------------------
                                  Robert K. Merrell, Vice President, Finance,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)