Form 10-K
period 2000-12-31
NPS PHARMACEUTICALS INC
filed 2001-04-02
CIK 890465

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                   FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ________________ to ________________.

                        Commission File Number   0-23272
                        --------------------------------
                           NPS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                    87-0439579
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

420 Chipeta Way, Salt Lake City, Utah                      84108-1256
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $904,822,405 as of March 1, 2001, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market and The Toronto Stock Exchange, on such date./1/

     The number of shares of Common Stock outstanding as of March 1, 2001 was 29,745,199, which includes 912,098 Exchangeable Shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 24, 2001, which will be filed with the Securities and Exchange Commission.

/1/ Excludes 1,579,521 shares of Common Stock held by directors and officers as of March 1, 2001. The determination of affiliate status is not a conclusive determination for other purposes.

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

                                     PART I

ITEM 1.  Business

Overview

     NPS Pharmaceuticals, Inc. is a biopharmaceutical company with headquarters in Salt Lake City, Utah, and additional operations in Toronto, Ontario, Canada.

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

Strategy

     Our objective is to build a profitable biopharmaceutical company by developing innovative therapies that maintain human health and relieve suffering. The key elements of our strategy to accomplish this objective are to:

 . Build a diversified pipeline of products. We are developing a broad pipeline of products that are in various stages of clinical and preclinical development. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products. Our portfolio approach will reduce our exposure to the impact of any single product failure and will increase our flexibility to eliminate programs we deem less promising.

 .  Retain greater product rights for internal development and commercialization.
   We intend to participate in the development and commercialization of selected product candidates, either independently or with collaborators. By selectively pursuing the development and commercialization of product candidates on our own or through collaborations, we employ a flexible approach in an effort to optimize our products' value to us. In our future collaborations, we will seek to retain strategic sales and marketing rights to product candidates, or options to elect such rights, in therapeutic areas where we think we will be able to achieve a greater return.

 . In-license or acquire complementary products, technologies or companies. In addition to our internal development efforts, we plan to expand our product portfolio by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall portfolio strategy. For example, in 1999 we acquired Allelix Biopharmaceuticals Inc., in part because its product candidates complemented our existing programs in osteoporosis and central nervous system disorders.

 . Leverage collaborations to reduce our risk and accelerate the commercialization of our product candidates. We selectively enter into collaboration agreements with large pharmaceutical companies to augment our financial investment in our discovery and development programs. This strategy allows us to devote greater resources to selected discovery efforts and to develop a greater number of products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors.

 . Maintain our core discovery competencies. We have developed a significant portion of our product pipeline through internal discovery efforts. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Our Product Development Programs

     The following is a summary of our product development programs by therapeutic area:

==========================================================================================================
Product or Program                        Indication(s)                    Status          Collaborators
----------------------------------------------------------------------------------------------------------
Bone and Mineral Disorders
--------------------------

Calcimimetics:                       Hyperparathyroidism
  AMG 073                               Primary                            Phase II        Amgen, Kirin
                                        Secondary                          Phase II        Amgen, Kirin

  ALX1-11                            Osteoporosis                          Phase III

Calcilytics                          Osteoporosis                          Phase I         GlaxoSmithKline

Central Nervous System Disorders
--------------------------------

NPS 1776                             Epilepsy and bipolar disorder         Phase I         Abbott

ALX 0646                             Migraine                              Phase I         Forest

Metabotropic glutamate receptors     Psychiatric and neurological          Preclinical     AstraZeneca
                                     disorders and pain

Glycine reuptake inhibitors          Schizophrenia and dementia            Preclinical     Janssen

Excitatory amino acid receptors      Psychiatric disorders and pain        Preclinical     Eli Lilly

Gastrointestinal Disorders
--------------------------

ALX-0600                             Short bowel syndrome                  Pilot Phase II
----------------------------------------------------------------------------------------------------------

Bone and Mineral Disorders
--------------------------

Overview of Parathyroid Hormone and Calcium Receptors

     In normal circumstances, calcium receptors on parathyroid cells control the level of calcium in the blood. These receptors are located in four parathyroid glands in the neck. When the level of calcium in the blood falls, the calcium receptors detect the change and stimulate the release of parathyroid hormone, which acts to release calcium from bone, increase calcium retention in the kidney and stimulate the synthesis of vitamin D in the kidney. Vitamin D increases the efficiency of calcium absorption from dietary sources. As calcium levels in the blood rise, calcium receptors then decrease the secretion of parathyroid hormone. Calcium receptors play the key role in maintaining calcium balance in the blood.

     In 1993, we and our collaborators at The Brigham and Women's Hospital in Boston were the first to isolate and clone calcium receptors. We have discovered small molecules that mimic the role of calcium and cause a decrease in the secretion of parathyriod hormone. These compounds are called "calcimimetic compounds," and they are the foundation of our collaborations with Amgen Inc. and Kirin Brewery Company, Ltd. to develop small molecule, orally administered drugs for treatment of hyperparathyroidism.

     We have also discovered compounds that block calcium receptors, and, by this action, cause a rapid increase of parathyroid hormone. These calcium receptor blockers, called "calcilytic compounds," have been shown to stimulate new bone formation in animal models of osteoporosis. They form the basis of our collaboration with GlaxoSmithKline, to develop small molecule, orally administered drugs for treatment of osteoporosis.

AMG 073 for Hyperparathyroidism

     We discovered and patented AMG 073, a small molecule calcimimetic compound for the treatment of both primary and secondary hyperparathyroidism. We licensed AMG 073 to Kirin in the territories of Japan, China, Taiwan and Korea, and to Amgen for the rest of the world.

     Market Opportunity. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is an age-related disorder that results from excessive secretion of parathyroid hormone and is characterized by enlargement of one or more of the four parathyroid glands located in the neck. Symptoms of primary hyperparathyroidism may include bone loss, muscle weakness, depression and cognitive dysfunction.

     Over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and over 500,000 people in the United States are estimated to suffer from the disorder. The treatment for primary hyperparathyroidism is surgery to remove one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism.

     Secondary hyperparathyroidism is a physiological response to failing kidneys. As renal function deteriorates, the body is unable to maintain proper levels of calcium and phosphorus in the blood, or serum. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium and decrease phosphorus levels in the blood. Symptoms of secondary hyperparathyroidism may include bone loss, bone pain, soft tissue calcification and chronic, severe itching.

     Parathyroid hyperplasia, which is a proliferation of cells in the parathyroid glands, is a major component of hyperparathyroidism and occurs in virtually all patients with chronic renal failure. More than 260,000 patients in the United States suffer from chronic renal failure to a degree that they require dialysis or kidney transplantation. Several million people in the United States are thought to suffer from some degree of renal insufficiency. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Studies suggest that over 30% of such patients are affected by secondary hyperparathyroidism. Current treatment for secondary hyperparathyroidism includes calcium supplements, phosphate binding chemicals and vitamin D, none of which directly regulate the secretion of parathyroid hormone.

     Development Status. We licensed AMG 073 to Kirin in the territories of Japan, China, Taiwan, and Korea, and to Amgen for the rest of the world. Results from Amgen's Phase II clinical trial in patients with primary hyperparathyroidism were presented at the American Society for Bone and Mineral Research meeting in September 2000 and other Amgen Phase II clinical trial results in patients with secondary hyperparathyroidism were presented at the American Society of Nephrology meeting in October 2000. Amgen has been and is continuing to conduct a larger Phase II clinical trial in patients with secondary hyperparathyroidism to confirm and build upon these results. While it is impossible to predict the timing of the start or finish of any specific clinical trial, we expect Amgen to begin Phase III clinical trials in 2001.

     The results from Amgen's Phase II clinical trial in patients with primary hyperparathyroidism, presented at the American Society of Bone and Mineral Research conference, indicated that AMG 073 normalized total serum calcium safely and effectively.

     Amgen has also completed three Phase II clinical trials of AMG 073 in patients with secondary hyperparathroidism. Data collected from the Phase II clinical trials indicate that AMG 073 safely and effectively reduced parathyroid hormone, phosphorus and calcium-phosphorus product in dialysis patients with secondary hyperparathyroidism. The data from the first clinical trial indicate single doses of AMG 073 reduced parathyroid hormone levels in a dose dependent manner. In the second clinical trial, daily doses of AMG 073 effectively reduced parathyroid hormone by 25% to 40% and serum phosphorus by approximately 25%. In the third clinical trial conducted over an eighteen-week period, mean parathyroid hormone levels were 48% lower for the AMG 073 group compared to placebo during the final six-week period. These reductions in parathyroid hormone were accompanied by minimal (6%) reductions in plasma calcium. However, serum phosphorus and calcium-phosphorus product each fell approximately 25% relative to the placebo group during the final six-week period. Persistently elevated calcium-phosphorus product has been implicated as a cause of soft tissue and vascular calcification in this disorder. Generally, the drug was safe and well tolerated in each of these trials. Amgen has paid license fees, development support payments and made equity purchases totaling $19.5 million in connection with its license of AMG 073, and will pay us up to an additional $26.0 million if it achieves development milestones. Amgen will also pay royalties on any sales of AMG 073 in its territories. Kirin has already paid us $16.0 million in license fees, research and development support payments and milestone payments, and will pay us up to an additional $9.0 million upon accomplishment of development milestones. Kirin will also pay royalties on any sales of AMG 073 in its territories.

ALX1-11 and Calcilytic Compounds for Osteoporosis

     We are developing two products for the treatment of osteoporosis, ALX1-11 and calcilytic compounds. ALX1-11 is our patented recombinant, full-length parathyroid hormone for treatment of osteoporosis. The drug will be delivered subcutaneously on a daily basis. Although chronically high levels of parathyroid hormone are known to cause bone loss as in hyperparathyroidism, pulsatile dosing with ALX1-11, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. We are independently developing ALX1-11 and are conducting a double blind, placebo-controlled pivotal Phase III clinical trial in post-menopausal women for osteoporosis. In a separate effort, we are pursuing a treatment for osteoporosis in collaboration with GlaxoSmithKline. This collaboration focuses on small molecule, orally administered calcilytic compounds.

     Market Opportunity. Osteoporosis is an age-related disorder characterized by a reduction in bone mass. Although bone loss is a universal consequence of advancing age, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after fractures in weakened bones. Fractures of hip, spine or wrist bones can result in serious long-term disability.

     Ten million Americans have advanced osteoporosis and another 18 million are at high risk of fractures because of low bone mass. One half of all women over 50 years of age in the United States will suffer an osteoporosis-related fracture during their lifetime. Osteoporosis is responsible for 1.5 million fractures annually in the United States, including 300,000 hip fractures.

     Current therapies for osteoporosis, including supplementing dietary calcium and vitamin D, help to slow the rate of bone loss. In post-menopausal women, estrogen replacement therapy decreases the rate of bone resorption but does not reverse the loss of bone mass. Other therapies include the use of compounds such as bisphosphonates and raloxifene. These drugs can halt bone loss and, over several years, can increase bone mass by amounts ranging from two to eight percent. Fosamax, an oral bisphosphonate marketed by Merck, had sales of over $1.0 billion in 1999. In clinical trials, Fosamax demonstrated an increase in bone mineral density of seven to ten percent and a reduction in fractures over three years. However, we believe there remains a need for a treatment that can prevent fractures by more rapidly replacing lost bone.

     Development Status. We are currently conducting a double blind, placebo-controlled, pivotal Phase III clinical trial for ALX1-11. Our clinical trial will measure increases in bone mineral density and determine the compound's effectiveness in fracture prevention over an 18-month course of treatment in 1,800 patients. ALX1-11 also is being tested in a clinical trial coordinated by the University of California, San Francisco, and sponsored by the NIH. This trial will test the combination of ALX1-11 and Fosamax as a therapy for osteoporosis.

     In our Phase II clinical trial in over 200 post-menopausal women, daily injections of ALX1-11 produced a clinically and statistically significant average increase in bone mineral density of nearly seven percent in a one-year course of treatment.

     We believe our expectations for the safety and efficiency of ALX1-11 are further validated by Eli Lilly's clinical experience with Forteo(TM). ALX1-11 is our recombinant parathyroid hormone consisting of all 84 amino acids, while Lilly's Forteo is an active fragment of parathyroid hormone comprised of the first 34 amino acids. Eli Lilly recently announced that it has filed a U.S. New Drug Application for Forteo for the treatment of osteoporosis. Data from Eli Lilly's Phase III clinical trial indicated that, in post-menopausal women with severe osteoporosis, daily injections of Forteo provided statistically significant reductions in fractures and rapid and significant increases in bone mineral density.

     Calcilytic Compounds. We are collaborating with GlaxoSmithKline on the discovery, identification and characterization of calcilytic compounds for treatment of osteoporosis. Calcilytic compounds are aimed at temporarily increasing the secretion of the body's own parathyroid hormone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of calcilytics. Increased levels of parathyroid hormone achieved by this mechanism are equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. We believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a cost-effective treatment for osteoporosis. Preclinical studies with GlaxoSmithKline on some of the lead compounds identified in this program have been conducted. In December 2000, GlaxoSmithKline began clinical testing with a calcilytic for which we earned a $1.0 million milestone payment.

     GlaxoSmithKline has paid us a total of $32.5 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $13.0 million upon achievement of clinical milestones and royalties on any sales by GlaxoSmithKline of products commercialized through this collaboration. We also have a limited right to co-promote any products we develop through our collaboration and we will receive a share of the profits.

Central Nervous System Disorders

NPS 1776 for Epilepsy and Bipolar Disorder

     We are developing NPS 1776 for epilepsy and bipolar disorder. In March 2000, we entered into a collaboration agreement with Abbott Laboratories for the development of this drug. Prior to entering into that agreement, we completed several Phase I clinical trials to confirm its safety and tolerability and ability to be delivered in a sustained release formulation.

     Market Opportunity. Many types of epileptic seizures have been medically defined. They range from mild cases of nearly imperceptible behavior, such as staring into space, to grand mal seizures where consciousness is lost and the body convulses uncontrollably. In most cases of recurrent seizures, drugs are the treatment of choice, although in some extreme instances, neurosurgery may be an option. While the majority of epilepsy patients can control their seizures with currently available drug therapies, in many cases seizure control is achieved only at doses that cause significant side effects. Up to 30% of patients with epilepsy do not respond adequately to any medication.

     Bipolar disorder, known until recently as manic-depressive disorder, is characterized by the occurrence of both manic and depressive states, usually in alternation. Bipolar disorder, like other mood disorders, is a lifetime illness with no known cure. As a result, the number of bipolar patients continues to increase each year. In the United States, approximately 2.3 million people have been diagnosed as having bipolar disorder. It is now generally accepted that some drugs normally used in treating seizures may also be effective treatments for bipolar disorder. For example, Abbott's drug, Depakote(R), has received FDA approval for the treatment of both epilepsy and manic episodes in bipolar disorder.

     Development Status. Our studies show that NPS 1776 is effective in a number of animal models of epilepsy. Importantly, it exhibited a high margin of safety in the animal models compared to currently available epilepsy treatments, as measured by a lack of motor impairment side effects following drug administration. In addition, we have shown that NPS 1776 has the same broad spectrum of anticonvulsant activity in animals as Depakote. We also believe NPS 1776 may have a better safety profile than other currently available anticonvulsant drugs, particularly in terms of a reduced risk of birth defects and liver damage. Thus, we believe that NPS 1776 may be useful for the treatment of epilepsy and bipolar disorder.

     In December 1998, we completed a Phase I clinical trial of NPS 1776 in healthy male volunteers in the United Kingdom. Our analysis of the data indicates that the drug was safe and well tolerated. In December 1999, we completed other Phase I clinical trials in the United Kingdom to confirm safety and tolerability in healthy volunteers receiving multiple doses of the drug and to investigate sustained release formulations.

     In March 2000, we entered into an agreement with Abbott in which we granted Abbott worldwide marketing rights to NPS 1776 in return for Abbott's commitment to fund further development of NPS 1776 and pay us milestone payments of up to $18.0 million and royalties on any sales of NPS 1776. Abbott is currently optimizing formulations of NPS 1776 in preparation for further clinical trial development.

Metabotropic Glutamate Receptor Program

     Since 1996, we have been working to find compounds that act on targets in the central nervous system called metabotropic glutamate receptors, or mGluRs. Because these nerve cell receptors are structurally related to calcium receptors, we have been able to leverage our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs, and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as chronic pain.

     There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism and their location in the central nervous system. Our research indicates that different mGluRs are variously involved in diseases such as stroke, epilepsy, Alzheimer's disease, schizophrenia and pain. Because we have the ability to identify compounds that are selective for the various mGluR subtypes, it is possible that we will be able to pursue the development of products that will treat several central nervous system disorders.

  In March 2001, we entered into an exclusive collaboration and license agreement with AstraZeneca under which we will collaborate on a number of mGluR subtypes for the identification, optimization, development, and commercialization of mGluR subtype-selective compounds.

Other Programs for Central Nervous System Disorders

     We are developing ALX-0646, a small molecule compound, for the treatment of migraine. We completed a Phase I clinical trial outside the United States with ALX-0646 in healthy volunteers in 1998. In August 2000, we entered into an agreement with Forest Laboratories, Inc. in which we granted Forest worldwide marketing rights to ALX-0646 in return for Forest's commitment to fund further development of ALX-0646 and pay us milestone payments of up to $25.0 million and royalties on any sales of ALX-0646. Forest is conducting additional necessary toxicology studies prior to beginning clinical trials in the United States.

     We have two additional preclinical-stage central nervous system programs. We were working with Janssen Pharmaceutica N.V., a division of Johnson & Johnson on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. The initial research phase of this collaboration expired in October 2000. Janssen has a one-year period to select lead candidates for further clinical development. We also worked with Eli Lilly and Company to identify excitatory amino acid receptors as therapeutic targets for various central nervous system disorders. The initial research phase of this collaboration expired in November 2000. We will receive milestone payments of up to $21.5 million from Janssen and royalties from both Janssen and Eli Lilly from any drugs developed or sold by them under these collaboration agreements.

Gastrointestinal Disorders

ALX-0600 for Short Bowel Syndrome

     We are independently developing ALX-0600 for selected gastrointestinal disorders. We are currently conducting a pilot Phase II clinical trial in a small number of patients receiving treatment for short bowel syndrome. We previously completed a Phase I clinical trial of ALX-0600 that demonstrated safety and tolerability in healthy volunteers. In July 2000, we obtained orphan drug designation for ALX-0600 for short bowel syndrome from the FDA, which provides, subject to some restrictions, seven years of marketing exclusivity once a product is launched for diseases that afflict fewer than 200,000 patients.

     Market Opportunity. Short bowel syndrome is a condition in which disease or surgical removal of a large portion of the small intestine results in an inadequate surface area for absorption of nutrients, electrolytes and fluids. It results in symptoms such as diarrhea, weight loss and fatigue. Patients with short bowel syndrome often must be fed intravenously by a technique called total parenteral nutrition for a period of time and, in some cases, permanently. Total parenteral nutrition costs can exceed $100,000 annually per patient. There are currently no effective therapies available for enhancing the growth and repair of the cell lining of the small intestine. Approximately 20,000 to 40,000 patients in North America are afflicted with short bowel syndrome.

     Development Status. ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates growth and proliferation of the cell lining of the small intestine. Our animal studies have indicated that ALX-0600 has the ability to stimulate the regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies, ALX-0600 induced an approximately 50% increase in the weight of the small intestine within 10 days of administration. Furthermore, the growth-promoting properties of ALX-0600 appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby reducing the risk of adverse side effects.

     We are conducting a pilot Phase II clinical trial with ALX-0600 in a small number of patients with short bowel syndrome. The clinical trial is designed to measure improvement in nutrient absorption and physical changes in the small intestine, as well as safety and tolerability. We previously completed a Phase I clinical trial of ALX-0600 that demonstrated safety and tolerability in healthy volunteers.

     Although short bowel syndrome is a relatively small indication, we believe that, if ALX-0600 demonstrates statistically significant benefit in patients having short bowel syndrome, it may also be useful in treating other gastrointestinal conditions marked by inefficient absorption or altered absorptive capacity. Examples of these conditions include Crohn's disease, inflammatory bowel disease and intestinal mucositis in cancer patients, which is caused by chemotherapy or radiation therapy. If ALX-0600 is approved for gastrointestinal conditions other than short bowel syndrome, we may lose our exclusive marketing rights.

     In November 1999, we entered into an agreement with the Canadian government through a program known as Technology Partnerships Canada. Under the agreement, the Canadian government will reimburse us up to Cdn. $8.4 million for our qualified costs related to research and development of ALX-0600. As a result of the funding, we will pay a 10% royalty to the Canadian government through December 2008 on the sale or license of any product developed from the funded research. If the payments have not reached a total of Cdn. $23.9 million by that date, we will continue to pay royalty payments until we reach that amount or until December 2017, whichever occurs first.

Collaborative Research, Development, and License Agreements

     We currently have collaborative research, development and/or license agreements with several collaborators, including Amgen, Kirin, GlaxoSmithKline, AstraZeneca, Eli Lilly, Janssen, Abbott, Forest and The Brigham and Women's Hospital.

Amgen

     In March 1996, we entered into a development and license agreement with Amgen which grants Amgen the exclusive right to develop and commercialize AMG 073 and related compounds for the treatment of hyperparathyroidism and indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan. Amgen has assumed full control, authority and responsibility for conducting, funding and pursuing all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the AMG 073 compound in its territories. Amgen is required to pay us royalties on any sales of AMG 073 in its territories. Amgen may terminate the agreement for any reason on 90 days written notice, in which case we would reacquire at no cost the technology, patent and commercialization rights to AMG 073.

Kirin

     In June 1995, we entered into a five-year collaborative research and license agreement with Kirin to develop and commercialize AMG 073 for treatment of hyperparathyroidism in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in its territories. Kirin is required to pay all costs of developing and commercializing products within its territories and is required to pay us royalties on any sales of AMG 073 within its territories. Kirin may terminate the agreement for any reason on 90 days written notice. If Kirin terminates the agreement, Amgen would receive worldwide rights to develop and commercialize AMG 073 for treatment of hyperparathyroidism and other indications except osteoporosis.

GlaxoSmithKline

     In November 1993, we entered into a research and license agreement with GlaxoSmithKline to collaborate on the discovery, development and marketing of drugs for treatment of osteoporosis and other bone metabolism disorders. Under the agreement, GlaxoSmithKline has an exclusive license to the worldwide development and marketing of any calcium receptor-active compounds developed under the agreement that are useful for treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. Once compounds have been selected for development, GlaxoSmithKline has agreed to conduct and fund all product development, including all human clinical trials and regulatory submissions. We have the right to co-promote any resulting products in the United States. We are entitled to royalties on any sales of products for osteoporosis and other bone metabolism disorders developed by GlaxoSmithKline under the agreement and a share of the profits from any co-promotion of the products. GlaxoSmithKline may terminate the agreement on 30 days' written notice, and we may both agree to extend the agreement for an additional period of time. Under certain circumstances, we have the right to terminate the GlaxoSmithKline agreement after October 2000. Termination of the GlaxoSmithKline agreement will result in the return of our technology, commercialization and patent rights in the licensed field of osteoporosis and other bone and mineral disorders, as well as all additional technology developed in the course of the collaboration. We also have the right, under certain circumstances, after October 2000 to terminate the sponsored research portion of the agreement. Termination of the collaborative research portion of the agreement will result in the return to NPS of certain technology rights.

AstraZeneca

     In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development, and marketing of new small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration will focus on the identification of small molecules active on mGluRs. We granted AstraZeneca an exclusive license to the worldwide development, manufacturing and marketing of any mGluR-active compounds identified under the collaboration. The parties will work exclusively together on the identification of mGluR-active compounds for a period of five years. Either party may terminate the five year research program after the second anniversary of the date of the agreement and upon six months' written notice. Once compounds have been selected for development, AstraZeneca has agreed to conduct and fund all product development, including all human clinical trials and regulatory submissions. We have the right to co-promote any resulting product in the United States and Canada. Should we elect to co-promote products, in certain circumstances we will be required to share in the development and regulatory costs associated with such products. We are entitled to royalties on any sales of products developed and marketed under the agreement and a share of the profits from any co-promotion of the products. AstraZeneca may terminate the agreement at anytime upon 90 days' written notice after the expiration or earlier termination of the research program. Such termination by AstraZeneca of the agreement for reasons other than for cause will result in the return to us of all technology, commercialization and patent rights.

Eli Lilly

     In December 1989, we entered into a collaborative research and license agreement with Eli Lilly. Eli Lilly assigned the agreement to Lilly Canada in December 1990, and the scope of the agreement was modified in December 1998 to include only research related to excitatory amino acid receptors. Under the agreement, Eli Lilly was granted an exclusive worldwide license to any and all patents and technology developed under the agreement after December 1, 1989. Eli Lilly is solely responsible for development, preclinical and clinical testing and commercialization of any products under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. We are entitled to royalties on any sales of all excitatory amino acid receptor products developed under the agreement. Eli Lilly solely owns the right to any compounds and products developed under the agreement, and will retain these rights if the agreement terminates. The initial research phase of the agreement expired in November 2000. As a result, we reacquired our patent and technology rights. Eli Lilly however, has a non-exclusive license to those patents and technology, and has the exclusive right to develop any of the compounds arising from Lilly's work under the agreement.

Janssen

     In October 1998, we entered into a collaborative agreement with Janssen for the research, development and marketing of new drugs for treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. We will receive royalties from any product sales resulting from the collaboration. In addition, Janssen will assume responsibility for development of the compounds, including all costs and expenses associated with the development efforts. While Janssen has the right to market products worldwide, we may co-promote any products developed under the agreement in Canada.

Abbott

     In March 2000, we entered into an exclusive license agreement with Abbott for our compound NPS 1776 and related molecules. The agreement grants Abbott the exclusive worldwide license to develop and commercialize NPS 1776 for all indications. Abbott has committed to conduct and fund all preclinical development and, if warranted, clinical development activities for NPS 1776 and related molecules. We will receive royalties from any product sales resulting from the collaboration. We will participate with Abbott on a joint project review committee, where we will observe the progress of Abbott during the first 24 months of the agreement and where we will review progress on Abbott's subsequent clinical development work plan. We will continue to prosecute all our worldwide patent applications for NPS 1776. Abbott has the right to terminate the agreement at any time. Upon termination, all of the data and intellectual property covered by the agreement will be returned to us. We have the right to institute binding alternative dispute resolution for the return of the program and related technology in the absence of development progress.

Forest

     In August 2000, we entered into an exclusive worldwide license with Forest for the development and commercialization of ALX-0646. We are entitled to receive licensing fees under the agreement, as well as royalties for any sales of resulting products. If Forest does not obtain sublicense agreements in some major markets outside of the United States within three years, we have the option to remove those markets from Forest's territory, subject to Forest having the right to buy our termination option. Forest may terminate the agreement upon the occurrence of certain conditions. If the agreement is terminated, Forest's license is terminated and the technology, commercialization and patent rights relating to ALX-0646 will be returned to us.

The Brigham and Women's Hospital

     In February 1993, we entered into a sponsored collaborative research agreement and a patent license agreement with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research that we sponsor at the hospital. Brigham and Women's Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval.

Government Regulation

     Research, preclinical development, clinical trials, manufacturing and marketing activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include:

     . preclinical laboratory tests, animal pharmacology and toxicology studies and formulation studies
     . the submission of an investigational new drug application to the FDA for human clinical testing, which must become effective before human clinical trials commence
     . adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug
     .  the submission of a new drug application to the FDA
     . FDA approval of the new drug application before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA

     Domestic drug manufacturing establishments are subject to regular inspections by the FDA and must comply with FDA regulations. To supply products for use in the United States, foreign manufacturing establishments must comply with FDA regulations and are subject to periodic inspection by the FDA, or by corresponding regulatory agencies in their home countries under reciprocal agreements with the FDA.

     Preclinical studies include the laboratory evaluation of in vitro pharmacology, product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of a product. Compounds must be formulated according to cGMP regulations, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an investigational new drug application and are reviewed by the FDA before human clinical trials can begin. Unless the FDA objects to an investigational new drug application, the investigational new drug application usually becomes effective 30 days following its receipt by the FDA.

     Clinical trials must be sponsored and conducted in accordance with good clinical practice under protocols and methodologies that: ensure receipt of signed consents from participants that inform them of risks; detail the objectives of the study; detail the parameters to be used to monitor safety; and detail the efficacy criteria to be evaluated. Accurate documentation and analyses must be submitted to the FDA as part of an investigational new drug application. Furthermore, each clinical study must be conducted under the supervision of a principal investigator operating under the auspices of an Institutional Review Board, or IRB, at the institution where the study is conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Sponsors, investigators and IRB members must avoid conflicts of interests and ensure compliance with all legal requirements.

     Clinical trials typically are conducted in three sequential phases. In Phase I, the initial introduction of the drug into a small number of healthy volunteers is undertaken. The drug is evaluated for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). The Phase I trial must provide pharmacological data that is sufficient to devise the Phase II trials.

     Phase II trials involve studies in a larger, but still limited, patient population in order to:

     . determine the efficacy of the drug for specific, targeted indications . determine dosage tolerance and optimal dosage
     .  identify possible adverse affects and safety risks

     When a compound is determined to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials can be undertaken to evaluate further safety and efficacy in expanded patient populations at geographically diverse clinical trial sites.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a new drug application, which must be complete and accurate. The approval of a new drug application permits the commercial-scale manufacturing, marketing, distribution, and exportation from the United States and sale of the drug in the United States. The testing and approval process typically requires substantial time, effort and expense. The FDA may deny a new drug application if the applicable scientific and regulatory criteria are not satisfied. Moreover, the FDA may require additional testing or information, or may require post-approval testing, surveillance and reporting to monitor the products. Notwithstanding any of the foregoing, the FDA may ultimately decide that a new drug application does not meet the applicable agency standards, and even if approval is granted, it can be limited or revoked if the sponsor who received the approval does not comply with regulatory standards. Finally, an approval may entail limitations on the uses, labeling, dosage forms, distribution and packaging of the product. An approval may also require that additional clinical studies be conducted while the product is being marketed and sold.

     Among the conditions for new drug approval is the requirement that the prospective manufacturer's quality control, record keeping, notifications and reporting and manufacturing systems conform to cGMP. In complying with the standards contained in these regulations, manufacturers must continue to expend time, money, resources and effort in order to ensure compliance.

     Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes many of the same steps associated with FDA approval described above.

     In addition to regulations enforced by the FDA, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and future federal, state or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result.

Patents and Other Proprietary Technology

     Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how, and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and other countries. We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We file patent applications in our own name, and when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, as well as recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal intellectual property rights related to processes, compounds, uses and techniques related to calcium receptor science are now protected by issued U.S. patents. We intend to file additional patent applications relating to our technology and to specific products, as we think appropriate.

     We hold patents directed to potential therapeutic products such as new chemical entities, pharmaceutical compositions and methods of treating diseases. We hold patents directed also to nucleic acid and amino acid sequences of novel cellular receptors and methods of screening for compounds active at such cellular receptors. We continue actively to seek patent protection for these and related technologies in the U.S. and in foreign countries.

     We also rely on trade secrets and contractual arrangements to protect our trade secrets. Much of the know-how important to our technology and many of its processes are dependent upon the knowledge, experience and skills of our key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to know-how and technology, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the unauthorized use of, and restrict the disclosure of, confidential information, and require disclosure and assignment to us of their ideas, developments, discoveries and inventions.

     In connection with our research and development activities, we have sponsored research at various university and government laboratories. For example, we have executed license and research agreements regarding research in the area of calcium and other ion receptors with The Brigham and Women's Hospital. We have also sponsored work at other government and academic laboratories for various evaluations, assays, screenings and other tests. Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas. If the sponsored work produces patentable subject matter, we generally have the first right to negotiate for license rights therein. Any resulting license would be expected to require us to pay royalties on net sales of licensed products.

Competition

     We and our licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of products in areas similar to the areas in which we are developing products, including the fields of hyperparathyroidism, osteoporosis, neuroprotection and neurological disorders. In particular, Eli Lilly has been developing Forteo, an active fragment of human parathyroid hormone comprising the first 34 amino acids of the parathyroid hormone, as a potential treatment for osteoporosis. Eli Lilly has announced that it has filed a U.S. New Drug Application for Forteo administered by sub-coetaneous injection. We believe that our ALX1-11will compete with Forteo. ALX1-11 is also an injectably administered while being the full length recombinant parathyroid hormone consisting of all 84 amino acids. We believe that at least one other company is developing a parathyroid hormone-based treatment that is not delivered through injection. Additionally, Bone Care International is presently marketing Hectoral, a vitamin D pro-hormone to relieve some symptoms of secondary hyperparathyroidism. Also, GelTex is currently marketing RenaGel for the treatment of secondary hyperparathyroidism. Lilly has announced that it is creating a method of oral delivery of Forteo. NPS is also evaluating various methods of alternative delivery of ALX1-11.

     Many of our competitors have substantially greater financial, technical, marketing and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. Our ability to compete successfully will depend, in part, on our ability to:

     .    establish collaborations for the development of our products
     .    identify new product candidates
     .    develop products that reach the market first
     . develop products that are technologically superior to other products in the market
     .    obtain and enforce patents covering our technology

Manufacturing

     We have no small molecule manufacturing facilities. Under our existing collaborative agreements, each licensee is responsible for the manufacture of the applicable product.

     We currently produce some biological material at our Toronto, Ontario site. We use those materials in connection with our preclinical and early clinical testing activities for our ALX1-11 and ALX-0600 product candidates. We obtain other biological material from contract production firms. For certain tests, this material, including clinical grade ALX1-11 and ALX-0600, must be manufactured under the cGMP of the FDA. We are currently reviewing alternatives to meet our current and planned manufacturing needs of these materials and expect from time to time to sign agreements with one or more suppliers.

Employees

     As of March 1, 2001, we employed 136 individuals full-time, of which 34 hold Ph.D. degrees and 31 hold other advanced degrees. A total of 83 full-time employees are engaged in research, development and support activities. A total of 53 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Risk Factors

     You should carefully consider the following risk factors and other information included or incorporated by reference in this prospectus before deciding to invest in the shares.

We have a history of operating losses and may never reach profitability.

     With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, we had an accumulated deficit of approximately $111.0 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant product sales revenue. We expect to continue to incur losses for the next several years.

We are dependent on the successful outcome of the clinical trials for our two most advanced product candidates, AMG 073 and ALX1-11.

     Amgen, our collaborator, has conducted Phase II clinical trials for AMG 073, and we are currently conducting a pivotal Phase III clinical trial for ALX1-11. Our success will depend, to a great degree, on the success of these and subsequent clinical trials. Prior to receiving approval for commercialization, we must demonstrate to the satisfaction of the FDA and comparable foreign regulatory authorities that each of the product candidates are both safe and efficacious. While no significant safety issues have emerged in Phase I and Phase II clinical trials with respect to either of these candidates, we will still need to demonstrate their efficacy for the treatment of the specific indication as well as the product candidates' continued safety through the conduct of Phase III clinical trials. The successful outcome of the Phase III clinical trials will depend in part on our and Amgen's ability to successfully complete enrollment in the clinical trials. To date, neither long term safety nor efficacy has been demonstrated in clinical trials with either of these product candidates. Accordingly, the results of future studies may indicate that the candidates are unsafe, ineffective, or both, notwithstanding the results of earlier clinical trials. If either or both of these products do not continue to prove to be safe and are not shown to be efficacious to the satisfaction of the FDA and comparable foreign regulatory authorities, our business would be materially harmed and our stock price would be adversely affected.

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

     Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including AMG 073, calcilytics, NPS 1776, ALX-0646, metabotropic glutamate receptors, glycine reuptake inhibitors and excitatory amino acid receptors. Except in the case of AstraZeneca, our collaborators have full control over those efforts in their territories, the resources they commit to the program, and the success of the development and commercialization of products in those programs depends on their efforts. Under our collaboration with AstraZeneca for metabotropic glutamate receptor research, we are required to co-direct the research and to pay for an equal share of the research through a minimum of thirty months and perhaps for the full term of sixty months. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts. For us to receive any significant royalty payments from our collaborators, they must establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products.

     We continue to evaluate whether to seek collaborators for ALX1-11 and ALX-0600. We may not be able to negotiate further collaborative arrangements for those or our other programs on acceptable terms, if at all. If we are not able to establish additional collaborative arrangements, we will either have to delay further development of these or other programs or increase our capital expenditures and undertake the development activities at our own expense.

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

     . a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products
     . disputes with our collaborators may arise, leading to delays in or termination of the research, development or commercialization of our product candidates, or resulting in significant litigation or arbitration
     . contracts with our collaborators may fail to provide significant protection if one or more of them fail to perform
     . our collaborators could independently develop, or develop with third parties, drugs that compete with our products
     . we may be unable to meet our financial obligations under the agreement.

     There is a great deal of uncertainty surrounding the success of our current and future collaborative efforts. If our collaborative efforts fail, our business and financial condition would be materially harmed.

We may need additional financing, but our access to capital funding is uncertain.

     Our current and anticipated development projects, particularly our clinical trial programs for ALX1-11and ALX-0600 require substantial additional capital. We also have a contractual commitment to maintain our current level of funding in our metabotropic glutamate receptor program for at least thirty months from March 2001. We expect that our existing assets will sufficiently fund our operations for at least the next 24 months. However, our future capital needs will depend on many factors, including receiving milestone payments from our collaborators and making progress in our research and development activities. Our capital requirements will also depend on the magnitude and scope of these activities, the progress and level of unreimbursed costs associated with preclinical studies and clinical trials, the costs associated with acquisitions, the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaboration and licensing arrangements, and the establishment of additional collaboration and licensing arrangements, particularly for ALX1-11 and ALX-0600. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

     Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Hectoral(TM), a product of Bone Care International, Inc. is being marketed as a treatment to relieve some symptoms of secondary hyperthyroidism and may compete directly with AMG 073 if it is approved. Also, GelTex Pharmaceuticals, Inc. is currently marketing RenaGel(TM), which is a treatment for secondary hyperparathyroidism. Eli Lilly & Co. is currently developing Forteo(TM), a fragment of the full-length parathyroid hormone for the treatment of osteoporosis that will compete with our product candidate, ALX1-11, if it is approved. In addition, many of our competitors have greater financial resources, more effective marketing and sales, superior intellectual property positions and substantially greater management resources than we do. Existing and future products, therapies and technological approaches will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. Any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

Because we do not have internal manufacturing facilities and rely on third-party manufacturers, we are unable to control the availability of our products.

     We rely on third-party manufacturers for the manufacture of most of the products we use in our clinical trials and intend to rely on third-party manufacturers to manufacture any products we sell. If we are unable to contract for a sufficient supply of our products on acceptable terms, or if we encounter delays and difficulties in our relationships with manufacturers, we may not have sufficient product to conduct or complete our clinical trials, particularly in the case of our Phase III clinical trials for ALX1-11, which could delay those trials. A delay would set back our timetable for the submission of our products for regulatory approval, market introduction and subsequent sales, and would postpone revenues and profitability. Because we do not have or intend to develop the capacity to manufacture ALX1-11, we intend to establish agreements with third-party manufacturers for pre-launch supplies and for commercial scale manufacturing of ALX1-11. Our third-party manufacturers may be unable to manufacture ALX1-11 or any other products we develop in commercial quantities on a cost-effective basis. We will need to expand our existing relationships or establish new relationships with additional third-party manufacturers for products that we commercialize or develop in the future. We may be unable to establish or maintain relationships with third-party manufacturers on acceptable terms. Our dependence on third parties may reduce our profit margins and delay our ability to develop and commercialize our products on a timely and competitive basis. Furthermore, third-party manufacturers may encounter manufacturing or quality control problems in connection with the manufacture of our products and may be unable to maintain the necessary governmental licenses and approvals to continue manufacturing our products.

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


ITEM 2.   Properties.

     We have ongoing operations in both Salt Lake City, Utah and Toronto, Ontario. In Salt Lake City, we lease approximately 54,000 square feet of laboratory, support and administrative space in the University of Utah's Research Park. That lease expires in September 2004, but may be extended for three additional three-year terms. In Toronto, we own a building consisting of approximately 90,000 square feet of laboratory, support, and administrative space. We anticipate that we will not need to acquire additional space in order to meet our needs over the next three years.


ITEM 3.   Legal Proceedings.

     From time to time, we are involved in certain litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the stockholders during the fourth quarter of 2000.


Executive Officers of the Registrant.

     The executive officers of the Company and their ages are as follows:

Name                                         Age           Position
----                                         ---           --------
Hunter Jackson, Ph.D.                        50            Chief Executive Officer, President and Chairman of the Board
David L. Clark                               47            Vice President, Operations
N. Patricia Freston, Ph.D.                   61            Vice President, Human Resources
James U. Jensen, J.D.                        56            Vice President, Corporate Development and Legal Affairs,

                                                           Secretary and Director
Thomas B. Marriott, Ph.D.                    53            Vice President, Development Research
Robert K. Merrell                            45            Vice President, Finance, Chief Financial Officer and Treasurer
Alan L. Mueller, Ph.D                        46            Vice President, Discovery Research
Edward F. Nemeth, Ph.D.                      48            Vice President and Chief Scientific Officer

     Hunter Jackson, Ph.D. has been Chief Executive Officer and Chairman of our board since founding NPS in 1986. He was appointed to the additional position of President in January 1994. Before founding NPS, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

     David L. Clark has been Vice President, Business Development and Corporate Communications since January 2000 and Vice President, Operations since March 2000. Before being appointed to these positions, he served as Director of Business Development and Corporate Communications for us from September 1998 to December 1999. He served as Director of Corporate Communications for us from March 1996 to September 1998. From 1988 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received an M.S. in Plant Genetics from the University of Illinois. He received an M.B.A. from the University of Utah.

     N. Patricia Freston, Ph.D. has been Vice President, Human Resources since March 1997. From 1980 to February 1997, she served as Manager of Personnel Services, Questar Corporation, a public integrated energy company. From 1977 to 1980, Dr. Freston was Assistant Director of Training for Mountain Fuel Supply, a subsidiary of Questar. From 1971 to 1977, she was Director of Academic Programming for the Division of Continuing Education, University of Utah. Dr. Freston received a Ph.D. in Industrial Psychology from the University of Utah.

     James U. Jensen, J.D. has been Vice President, Corporate Development and Legal Affairs and Secretary since August 1991. He has been Secretary and a director of NPS since 1987. From 1986 to July 1991, he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C., or its predecessor firm, concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as Chief Financial Officer of Cericor, a software company. He serves as a director of Wasatch Funds, Inc., a registered investment company, and of Interwest Home Medical, Inc., a public home use medical equipment distributor. Mr. Jensen received a J.D. and an M.B.A. from Columbia University.

     Thomas B. Marriott, Ph.D. has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 until 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for investigational new drug applications and new drug applications. He received a Ph.D. in Chemistry from the University of Oregon.

     Robert K. Merrell has been Vice President, Finance, Chief Financial Officer and Treasurer since January 1995 and served as Director of Finance and Administration and Treasurer from December 1993 to December 1994. He joined NPS as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received an M.M. from Kellogg Graduate School of Management at Northwestern University.

     Alan L. Mueller, Ph.D., has been Vice President, Discovery Research since January 2001. Before being appointed to that position, he served as Director, Discovery Research for the Company from September 1999 to January 2001. He joined NPS in February 1989 as a Senior Scientist. Prior to that time, he was a Pharmacologist at Abbott Laboratories. Dr Mueller received a Ph.D. in Pharmacology from the University of Colorado Health Sciences Center, Denver.

     Edward F. Nemeth, Ph.D. has been a Vice President of NPS since January 1994 and was appointed Chief Scientific Officer in July 1997. He joined NPS as Director of Pharmacology in March 1990. From 1986 until joining NPS, Dr. Nemeth was an Assistant Professor in the Department of Physiology and Biophysics at Case Western Reserve University School of Medicine. He received a Ph.D. in Pharmacology from Yale University.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is quoted on The Nasdaq Stock Market under "NPSP." The exchangeable shares are traded on the Toronto Stock Exchange under the symbol "NX." The following table sets forth the quarterly high and low closing sales prices for NPS common stock for each quarter in the two most recent fiscal years as reported by The Nasdaq Stock Market:


                                  High     Low

1999      First Quarter           $ 7.500  $ 6.563
          Second Quarter          $ 8.625  $ 5.875
          Third Quarter           $ 8.000  $ 5.500
          Fourth Quarter          $12.500  $ 3.813

2000      First Quarter           $29.750  $10.750
          Second Quarter          $26.750  $ 9.500
          Third Quarter           $56.563  $26.750
          Fourth Quarter          $52.375  $35.063

     On March 1, 2001, there were approximately 365 holders of record of our common stock, which includes 162 holders of exchangeable shares.

     We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

     We have adopted a policy and implemented procedures allowing directors and officers to effect sales of the Company's securities under SEC Rule 10b5-1. Under this rule, directors and officers may adopt a prearranged contract, instructions, or written plan arranging for the sale of Company securities on specified conditions. To this effect, certain prearranged plans have already been implemented.

ITEM 6.   Selected Financial Data.

     The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2000, and for the period from October 22, 1986 (inception) through December 31, 2000. This is derived from, and qualified by reference to, NPS's audited consolidated financial statements and notes thereto. NPS is considered a development stage enterprise as described in note 1 of notes to consolidated financial statements.

                                                                           Year Ended December 31,                 October 22, 1986
                                                                           ----------------------                (inception) through
                                                   2000           1999          1998          1997        1996     December 31, 2000
                                                   ----           ----          ----          ----        ----     -----------------
                                                            (in thousands, except per share data)
Consolidated Statements of Operations Data:

Revenues from research and
 license agreements                             $  7,596       $  3,445       $  3,568      $  5,842     $20,342        $  63,109
Operating expenses:
 Research and development                         27,888         16,935         17,856        15,090      11,326          119,456
 General and administrative                       12,036          5,983          5,546         5,587       5,111           47,052
Amortization of goodwill
 and acquired intangibles                          3,561             --             --            --          --            3,561
In process research and
 development acquired                                 --         17,760             --            --          --           17,760
                                                --------       --------       --------      --------     -------        ---------

 Total operating expenses                         43,485         40,678         23,402        20,677      16,437          187,829

 Operating income (loss)                         (35,889)       (37,233)       (19,834)      (14,835)      3,905         (124,720)

Other income, net                                  4,277          1,579          2,672         3,308       2,550           15,203
                                                --------       --------       --------      --------     -------        ---------

Income (loss) before income
 tax expense                                     (31,612)       (35,654)       (17,162)      (11,527)      6,455         (109,517)
Income tax expense                                    --             --             --           167         350            1,018
                                                --------       --------       --------      --------     -------        ---------
Income (loss) before cumulative
 effect of change in
 accounting principle                            (31,612)       (35,654)       (17,162)      (11,694)      6,105         (110,535)
Cumulative effect on prior years
 (to December 31, 1999) of
 changing to a different revenue
 recognition method(1)                              (500)            --             --            --          --             (500)
                                                --------       --------       --------      --------     -------        ---------

Net income (loss)                               $(32,112)      $(35,654)      $(17,162)     $(11,694)    $ 6,105        $(111,035)
                                                ========       ========       ========      ========     =======        =========

Diluted income (loss) per share:
Income before cumulative effect
 of change in accounting
 principle                                      $  (1.32)      $  (2.77)      $  (1.39)     $  (0.98)    $  0.55
Cumulative effect on prior
 years (to December 31, 1999) of
 changing to a different revenue
 recognition method (1)                            (0.02)            --             --            --          --
                                                --------       --------       --------      --------     -------

Net income (loss)
 per share (2)                                  $  (1.34)      $  (2.77)      $  (1.39)     $  (0.98)    $  0.55
                                                ========       ========       ========      ========     =======

Diluted weighted average
 shares outstanding (2)                           24,007         12,863         12,337        11,956      11,086

Proforma amounts assuming
 revenue recognition method
 is applied retroactively:
Net income (loss)                                              $(34,654)      $(16,162)     $(10,694)    $ 7,105        $(111,035)
Diluted net income (loss)
 per share                                                     $  (2.69)      $  (1.31)     $  (0.89)    $  0.64

___________________
(1) During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The result of the adoption of SAB No. 101 was to reduce recognition of previously reported license fee revenues prior to December 31, 1999 by $500,000 through a cumulative effect of accounting change for the year ended December 31, 2000. These revenues were recognized as income in the year ended December 31, 2000.

(2) See note 1 of notes to financial statements for information concerning the computation of net income (loss) per share.

                                                                       Year Ended December 31,
                                                                       ----------------------
                                                2000            1999            1998            1997            1996
                                                ----            ----            ----            ----            ----
                                                                           (in thousands)
Consolidated Balance Sheets Data:

Cash, cash equivalents, and
 marketable investment
 securities                                  $ 246,936       $ 35,679        $ 43,444        $ 57,942        $ 68,962
Working capital                                244,712         32,532          40,767          56,365          67,413
Total assets                                   269,270         64,966          48,111          62,634          72,160
Long-term portion of capital
 leases and long-term debt                          54          1,940              32              65             327
Deficit accumulated during
 development stage                            (111,035)       (78,923)        (43,269)        (26,107)        (14,413)
Stockholders' equity                           265,340         56,079          45,146          60,319          69,870

Quarterly Financial Data (Unaudited)

                                                                                Quarter Ended
                                                      December 31         September 30           June 30 (1)         March 31 (1)
                                                      -----------         ------------           -------             --------
2000
----
Revenue from research and license
   agreements                                        $  1,788               $ 1,654              $ 1,957            $  2,196
Operating loss                                         (8,854)               (8,616)              (8,207)            (10,213)
Loss before cumulative effect of change
   in accounting principle                             (6,210)               (7,383)              (7,434)            (10,585)
Net loss                                               (6,210)               (7,383)              (7,434)            (11,085)
Basic and diluted loss per common and
 common share equivalent: (2)
   Loss before cumulative effect of change
      in accounting principle                        $  (0.22)              $ (0.30)             $ (0.32)           $  (0.53)
   Net loss                                          $  (0.22)              $ (0.30)             $ (0.32)           $  (0.56)


1999
----
                                                      December 31         September 30           June 30             March 31
                                                      -----------         ------------           -------             --------
Revenue from research and license
   agreements                                        $    700               $   915              $   915            $    915
Operating loss                                        (20,536)               (5,024)              (5,500)             (6,173)
Net loss                                              (20,219)               (4,671)              (5,006)             (5,758)

Basic and diluted loss per common and
 common share equivalent: (2)
   Net loss                                          $  (1.50)              $ (0.37)             $ (0.40)           $  (0.46)
Proforma amounts assuming the new
    revenue recognition method is applied
    retroactively:
Net loss                                             $(19,969)              $(4,421)             $(4,756)           $ (5,508)
Basic and diluted loss per common and
 common equivalent share                             $  (1.48)              $ (0.35)             $ (0.38)           $  (0.44)


___________________
(1) The first and second quarter financial data of 2000 have been restated to reflect the Company's adoption of SAB No. 101 in the fourth quarter of 2000. The third quarter of 2000 was not impacted by the change.

(2) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with the consolidated financial statements and notes thereto included elsewhere in this report.

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

     On December 23, 1999 we acquired all of the outstanding common stock of Allelix, a biopharmaceutical company based in Ontario, Canada for 6,516,923 shares of our common stock and assumed options and warrants for the issuance of an additional 675,520 shares of our common stock. The acquisition was accounted for under the purchase method of accounting, with an effective date of December 31, 1999. Accordingly, operating results of Allelix are only included in our consolidated statements of operations for periods after that date. We did, however, record an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix.

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed the development of any pharmaceutical product for sale. We have incurred cumulative losses through December 31, 2000 of approximately $111.0 million, net of cumulative revenues from research and license agreements of approximately $63.1 million. We expect to incur significant operating losses over at least the next several years as we continue to expand our clinical trials and research activities. In particular, we recently initiated an 1,800 to 2,000 patient Phase III clinical trial for ALX1-11, and expect to expend a significant portion of our resources on the development of this product.

Results of Operations

Revenues

     Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from our licensees and collaborators. These revenues fluctuate from year to year. All of the research and development support payments under our existing license or collaborative agreements expired in 2000. Our revenues were $7.6 million in 2000, $3.4 million in 1999, and $3.6 million in 1998. We recognized revenue from our agreements as follows:

     . Under our agreement with GlaxoSmithKline we recognized $1.8 million in 2000, $2.0 million in 1999, and $2.2 million in 1998;
     . Under our agreement with Kirin, we recognized $1.0 million in each of 2000, 1999, and 1998;
     . Under our agreement with Amgen we recognized $400,000 in each of 2000, 1999, and 1998;
     . Under our agreement with Forest, we recognized $200,000 in 2000 and nothing in each of 1999 and 1998;
     . Under our agreement with Lilly Canada, we recognized $1.7 million in 2000, and nothing in each of 1999 and 1998;
     . Under our agreement with Janssen Parmaceutica, N.V., we recognized $1.9 million in 2000, and nothing in each of 1999 and 1998; and
     . Under our agreement with Technology Partnership Canada, we recognized $404,000 in 2000 and nothing in each of 1999 and 1998.

     The increases in revenues in 2000 were primarily due to revenues from license agreements we acquired as a result of our purchase of Allelix. In addition, we received a $1.0 million one-time milestone payment from GlaxoSmithKline. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

     Research and Development Expenses. Our research and development expenses arise primarily from the compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid to outside professionals to conduct clinical studies and trials. Our research and development expenses increased to $27.9 million in 2000 from $16.9 million in 1999 after a decrease from $17.9 million in 1998. The decrease in research and development expenses from 1998 to 1999 was principally due to the completion of Phase 1 clinical trials for NPS 1776 in mid-1999. The increase in research and development expenses from 1999 to 2000 is principally due to the commencement of a pivotal Phase III clinical trial for ALX1-11 and a pilot Phase II clinical trial from ALX-0600, two product candidates that we acquired as a result of our acquisition of Allelix. We have the right to be reimbursed under our agreement with Technology Partnerships Canada, or TCP, for a portion of our research and development expenses for ALX-0600. We expect research and development expenses to increase as these clinical trials progress and as we begin to manufacture ALX1-11 for market launch. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates, or companies.

     General and Administrative Expenses. Our general and administrative expenses consist primarily of the costs of our executive management, finance and administrative staff, business insurance, taxes and professional fees. Our general and administrative expenses increased to $12.0 million in 2000 from $6.0 million in 1999 and $5.5 million in 1998. The increase in general and administrative expenses was primarily the result of increased costs of our operations including our recently acquired subsidiary, NPS Allelix, and a charge of $990,000 for compensation expense for stock options held by management that vested on the signing of a license agreement in 2000. We expect that general and administrative expenses in the future will equal or exceed the amount for 2000 in order to support operations in Canada and the U.S. and pre-launch commercialization costs for product candidates.

     Amortization of Goodwill and Acquired Intangibles. We are required to amortize goodwill and other acquired intangibles as a result of our December 23, 1999 acquisition of Allelix. The remaining intangible assets at December 31, 2000 total approximately $14.9 million. We are amortizing these assets over their expected lives, which range from two to six years. We recorded amortization expense of $3.6 million in 2000. We did not record any amortization of goodwill and acquired intangibles in 1999 and 1998, since the effective date of the Allelix acquisition for accounting purposes was December 31, 1999.

     In-Process Research and Development Acquired. We recorded an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix. The acquired in-process research and development consisted of five drug development programs. The two most advanced product candidates, ALX1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83% of the total value of the acquired in-process research and development.

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

     Since the date of the acquisition, we revised our plans for the next series of clinical trials for ALX1-11 and ALX-0600. We started a pivotal Phase III clinical trial with ALX1-11, which we expect will include an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. We also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through December 31, 2000, we have incurred development costs of approximately $13.7 million for ALX1-11 and $1.3 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and any additional testing we find necessary to obtain FDA approval.

     We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Other Income (Expense)

     Interest Income. Interest income was $4.8 million in 2000, $1.8 million in 1999, and $2.4 million in 1998. The increase from 1999 to 2000 is the result of higher average balances of cash, cash equivalents, and marketable investment securities. These balances increased primarily due to cash received from a private placement offering of 3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000, and from a follow-on offering of 4.6 million shares of the Company which was completed in November 2000. We expect that interest income will be higher in 2001 due to higher average cash, cash equivalents, and marketable investment security balances for the year resulting from these offerings. However, we anticipate that interest income will decrease in the future as cash is utilized for operations.

     Loss on Disposition of Equipment, Leasehold Improvements, and Leases. Loss on the disposition of equipment, leasehold improvements, and leases was $1.1 million in 2000, $131,000 in 1999, and zero in 1998. The increase in the loss from 1999 to 2000 is primarily due to a non-cash loss of approximately $1.2 million in 2000 associated with closing a facility in New Jersey that we acquired as part of the acquisition of Allelix in December 1999. We anticipated at the time of the acquisition that we would sublease the facility for the remaining nine-year term of our lease obligation and retain the existing leasehold improvements. However, we were able to negotiate a release of our obligation from the landlord subject to our forfeiting the leasehold improvements and certain office furniture and equipment which had a net book value of approximately $1.2 million. We expect that the loss on disposition of equipment, leasehold improvements, and leases in the future to be immaterial.

     Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method. During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Under our previous accounting policy, revenues from nonrefundable licensing fees were recognized when received when we had no further obligations relative to such licensing fees. In compliance with SAB No. 101, we now recognize revenues from nonrefundable licensing fees over the continuing involvement period with each licensee. The adoption of SAB No. 101 resulted in an increase in operating income of $500,000 and no change in the net loss for the year ended December 31, 2000. Prior-year financial statements have not been restated to reflect the change in accounting principle.

     Taxes. As of December 31, 2000 we had a U.S. federal income tax net operating loss carryforward of approximately $77.5 million and a U.S. federal income tax research credit carryforward of approximately $4.8 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $7.1 million and $10.9 million, respectively, a Canadian research pool carryforward of approximately $86.0 million and a Canadian investment tax credit carryforward of approximately $3.8 million. Our ability to utilize the U.S. operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through collaborative research and license agreements and the private and public placement of our equity securities. As of December 31, 2000, we had recognized $63.1 million of cumulative revenues from payments for research support and license fees and $325.7 million from the sale of equity securities for cash. The sale of equity securities includes $7.1 million received from the exercise of options during 2000, $43.3 million, net, from the sale of 3.9 million shares of common stock we closed in April 2000, $180.7 million net, from the sale of 4.6 million shares of common stock we completed in November 2000, $2.0 million from the sale of 168,492 shares of common stock under the terms of an agreement with an existing corporate licensee during May 2000, $136,000 from the sale of common stock under the terms of our Employee Stock Purchase Plan, and $4.2 million from the exercise of warrants to acquire 264,650 shares of exchangeable shares of the Company's wholly-owned subsidiary, NPS Allelix Inc. The exchangeable shares may be exchanged into the Company's common shares at any time. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $246.9 million at December 31, 2000.

     Net cash used in operating activities was $24.4 million for the year ended December 31, 2000 compared to $18.1 million and $14.9 million for the years ended 1999 and 1998, respectively. Net cash used in investing activities was $93.2 million for the year ended December 31, 2000 compared to $5.8 million and $900,000 provided by investing activities for the years ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities was $235.4 million for the year ended December 31, 2000 compared to $1.8 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively. The decrease in cash flows from operating activities in 2000 was due primarily to the first full year of operations for NPS Allelix Corp., our Canadian subsidiary, which was acquired in late December 1999. The Allelix transaction was accounted for as a purchase and the subsidiary's operations were therefore not included in the years ended December 31, 1999 and 1998. Net cash used in investing activities in 2000 was almost entirely the result of investing the proceeds from our private placement, follow-on offering, and option and warrant exercises in marketable investment securities. Net cash provided by financing activities in 2000 resulted primarily from the proceeds from the private placement which closed in April 2000, the follow-on offering which closed in November 2000, and from the exercise of outstanding options and warrants.

     During the past, we have received research and/or development support payments under our agreements with Amgen, Kirin, GlaxoSmithKline, and under NPS Allelix's agreements with Janssen and Lilly Canada. With the exception of GlaxoSmithKline, all of the research and development support payments under these agreements expired in 2000. Funded research with GlaxoSmithKline continues on a month-to-month basis. We do not receive any research and development support payments under our agreements with Abbott Laboratories, Forest Laboratories, or AstraZeneca. However, we could receive future payments of up to $142.5 million in the aggregate if we accomplish specified research and/or development milestones under our agreements with all of those parties. Some of the late-stage development milestone payments will not be due from AstraZeneca if we elect a co-promotion option. Each of these agreements also require the licensees to make royalty payments to us if they sell products derived from the license rights. However, we do not control the subject matter, timing, or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee under certain conditions.

     We have an agreement with Technology Partnerships Canada, or TPC, a Canadian government program, under which TPC will reimburse us for our research expenses for treatments for various intestinal disorders using our ALX-0600 product. TPC will reimburse us for 30% of the qualified costs we incur through December 2002, to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received from the sale or license of any product we develop from the funded research. Those payments terminate in December 2008 if we have paid TPC a total of at least Cdn. $23.9 million through that date, or if we have paid TPC less than that amount through that date, the payments continue until the earlier of when we have paid TPC a total of Cdn. $23.9 million or December 2017. As of December 31, 2000, we have invoiced TPC for a total of Cdn. $2.7 million for reimbursement.

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

     We expect that our existing capital resources, including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations for at least the next 24 months. However, our actual needs will depend on numerous factors, especially with regard to the clinical trials and pre-launch marketing and production costs for ALX1-11. Furthermore, if we advance current propriety programs or if we in-license or otherwise acquire other technologies, product candidates or companies, we may need to make substantial additional expenditures.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because we do not currently hold any derivative instruments and do not engage in hedging activities, our adoption of SFAS No. 133, on January 1, 2001, did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

     Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian Dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the December 31, 2000 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.

ITEM 8.  Financial Statements and Supplementary Data.

     Financial statements and notes thereto appear on pages F-1 to F-33 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.

      Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2001, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein. For information regarding executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. Executive Compensation.

      Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2001, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

      Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions.

      Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 24, 2001, under the caption "Certain Transactions," and is incorporated by reference herein.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Index to consolidated financial statements and report of independent auditors. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                   Page Number
                                                                                   -----------
     Index to Consolidated Financial Statements...................................         F-1
     Independent Auditors' Report.................................................         F-2
     Consolidated Balance Sheets..................................................         F-3
     Consolidated Statements of Operations........................................         F-4
     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income (Loss)..............................................................         F-5
     Consolidated Statements of Cash Flows........................................         F-11
     Notes to Consolidated Financial Statements...................................         F-12

     2. Index to financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

        3. Exhibits.

Exhibit
Number     Exhibit
------     -------

2.1 Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and NPS Pharmaceuticals, Inc.(11)
3.1    Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2    Amended and Restated Bylaws of the Registrant(1)
3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999(13)
3.4 Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock, dated September 5, 2000(13)
4.1 Rights Agreement, dated as of December 4, 1996, between NPS Pharmaceuticals, Inc. and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock(6)
4.2    Provisions attaching to the Exchangeable Shares of NPS Allelix Inc.(11)
4.3 Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc.(11)
4.4 Voting and Exchange Trust Agreement made as of December 22, 1999 between NPS Pharmaceuticals, Inc., and NPS Allelix Inc., and CIBC Mellon Trust Company(11)
10.1 Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993(1)
10.2 Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November 18, 1993(1)
10.3   Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan(1)
10.4 Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements(1)
10.5 Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement(1)
10.6 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document(1)
10.7 Master Lease Agreement between the Registrant and LINC Scientific Leasing, October 7, 1992, with related addenda(1)
10.8 Form of Indemnity Agreement entered into between the Registrant and its officers and directors(1)
10.9* Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, now GlaxoSmithKline, dated November 1, 1993(1)
10.10* Patent Agreement between the Registrant and The Brigham and Women's
       Hospital, Inc., dated February 19, 1993, with related amendment(1)
10.11* Research Agreement between the Registrant and The Brigham and Women's
       Hospital, Inc., dated February 19, 1993, with related amendment(1)
10.15* Collaborative Research and License Agreement between the Registrant and
       Kirin Brewery Company, Ltd. dated June 29, 1995(3)
10.16* Development and License Agreement between the Registrant and Amgen Inc.
       effective as of December 27, 1995(7)
10.17* Stock Purchase Agreement between Registrant and Amgen Inc. dated March
       18, 1996(7)
10.18  Lease Agreement with GATX dated June 1, 1995, with related addenda(3)
10.19 Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments(3)
10.20 Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated January 30, 1989(1)
10.21 Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5, 1994, as amended(2)
10.22* Binding Letter of Intent between Amgen Inc. and the Registrant dated
       December 27, 1995(4)
10.23* Amendment effective February 7, 1996 to Research Agreement between the
       Registrant and The Brigham and Women's Hospital, Inc. dated February 19, 1993(7)
10.24* Amendment effective February 7, 1996 to Patent Agreement between the
       Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993(7)
10.25* Amendment effective January 29, 1996 to the Collaborative Research and
       License Agreement between the Registrant and GlaxoSmithKline, dated November 1, 1993(7)
10.26 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996(5)
10.27 Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the Board of Directors dated December 1996(5)
10.28 Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996(5)
10.29 Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1, 1996(7)
10.30* Amendment Agreement between GlaxoSmithKline and NPS Pharmaceuticals,
       Inc. dated October 28, 1996(6)
10.31 1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS Pharmaceuticals, Inc., effective March 1, 1997(7)

10.32 Research and Development Agreement between Systems Integration Drug Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997(8)
10.33 Amendment Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated October 24, 1997(9)
10.34 Amendment Agreement between GlaxoSmithKline Beecham Corporation and NPS Pharmaceuticals, Inc., dated October 27, 1997(9)
10.35 Amendment to the Collaborative Research and License Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated November 26, 1997(9)
10.36 Stock Purchase Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated November 26, 1997(9)
10.37 First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS Pharmaceuticals, Inc.(10)
10.38 Consulting Services Agreement between Tamar Howson and NPS Pharmaceuticals, Inc., dated July 3, 2000(12)
21.1   Subsidiaries of the Registrant
23.1   Consent of independent certified public accountants
24.1   Power of Attorney (incorporated in the signature page of the Form 10-K)
27.1   Financial Data Schedule (attached to EDGAR filing of the Form 10-K)

____________________

* Confidential treatment has been granted.


(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.
(10) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.
(11) Incorporated herein by reference to the Company's Definitive Proxy Statement filed November 18, 1999.
(12) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.
(13) Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed September 6, 2000
       (Commission File No. 333-45274).

    (b)   Reports on Form 8-K:
          . On October 16, 2000, the Company filed a report on Form 8-K in connection with Amgen's announcement of results from three Phase II clinical trials with AMG 073.
          . On November 7, 2000, the Company filed a report on Form 8-K announcing its third quarter and nine month operating results for its fiscal year 2000.

     (c)  See Exhibits listed under Item 14(a)(3).

     (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.


                                   NPS Pharmaceuticals, Inc.



                              By:  _____________________________________
                                   James U. Jensen
                                   Vice President, Corporate Development
                                   and Legal Affairs

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hunter Jackson and James U. Jensen, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, and any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person in the capacities and on the date indicated.

Name                                          Title                                            Date
----                                          -----                                            ----
__________________________________________    President, Chief Executive Officer,              April 2, 2001
Hunter Jackson, Ph.D.                         and Chairman of the Board


__________________________________________    Vice President, Finance, Chief Financial         April 2, 2001
Robert K. Merrell                             Officer, and Treasurer (Principal Financial
                                              and Accounting Officer)


__________________________________________    Vice President, Corporate Development            April 2, 2001
James U. Jensen                               and Legal Affairs, Secretary, and Director


__________________________________________    Director                                         April 2, 2001
Santo J. Costa


__________________________________________    Director                                         April 2, 2001
John R. Evans


__________________________________________    Director                                         April 2, 2001
James G. Groninger


__________________________________________    Director                                         April 2, 2001
Tamar Howson


__________________________________________    Director                                         April 2, 2001
Joseph Klein, III

__________________________________________    Director                                     April 2, 2001
Donald E. Kuhla, Ph.D.


__________________________________________    Director                                     April 2, 2001
Thomas N. Parks, Ph.D.


__________________________________________    Director                                     April 2, 2001
Edward Rygiel


__________________________________________    Director                                     April 2, 2001
Calvin Stiller, M.D.


__________________________________________    Director                                     April 2, 2001
Peter G. Tombros

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Report of KPMG LLP, Independent Auditors.........................................   F-2

Consolidated Balance Sheets......................................................   F-3

Consolidated Statements of Operations............................................   F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)..   F-5

Consolidated Statements of Cash Flows............................................   F-11

Notes to Consolidated Financial Statements.......................................   F-12

                         Independent Auditors' Report

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from October 22, 1986 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from October 22, 1986 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of recognizing revenue on nonrefundable licensing fees in 2000.

Salt Lake City, Utah
February 16, 2001

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets

                       (in thousands, except share data)

                                                                                             December 31,
                                                                                     ---------------------------
                                             Assets                                       2000           1999
                                                                                     -------------   -----------
Current assets:
    Cash and cash equivalents                                                        $   131,083        13,116
    Marketable investment securities (note 4)                                            115,853        22,563
    Due from related parties                                                                  --            68
    Accounts receivable                                                                      523           815
    Other current assets                                                                   1,129           417
                                                                                     -----------      --------
              Total current assets                                                       248,588        36,979
                                                                                     -----------      --------
Restricted marketable investment securities (notes 4 and 5)                                  754           778

Plant and equipment (note 5):
    Land                                                                                     434           447
    Building                                                                               1,164         1,201
    Equipment                                                                              7,532         8,238
    Leasehold improvements                                                                 2,767         3,732
                                                                                     -----------      --------
                                                                                          11,897        13,618
    Less accumulated depreciation and amortization                                         6,922         5,541
                                                                                     -----------      --------
              Net plant and equipment                                                      4,975         8,077

Goodwill, net of accumulated amortization of $1,814 and
    $-0- at December 31, 2000 and 1999                                                     9,072        11,230

Purchased intangible assets, net of accumulated
    amortization of $1,714 and $-0- at December 31, 2000 and 1999                          5,867         7,820

Other assets                                                                                  14            82
                                                                                     -----------      --------
                                                                                     $   269,270        64,966
                                                                                     ===========      ========

                              Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of obligations under capital leases (note 5)                $       305           371
    Accounts payable                                                                         813           669
    Accrued expenses                                                                       2,604           687
    Accrued severance (note 12)                                                              154         1,455
    Deferred income                                                                           --         1,265
                                                                                     -----------      --------
              Total current liabilities                                                    3,876         4,447

Obligations under capital leases, excluding current installments (note 5)                     54           373

Long-term debt (note 6)                                                                       --         1,567
                                                                                     -----------      --------
              Total liabilities                                                            3,930         6,387
                                                                                     -----------      --------
Minority interest (note 7)                                                                    --         2,500

Stockholders' equity (notes 7 and 8):
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued and outstanding                                                             --            --
    Common stock, $.001 par value.  Authorized 45,000,000 shares;
      issued and outstanding 29,691,472 shares at December 31, 2000,
      and 19,529,720 shares at December 31, 1999                                              30            20
    Additional paid-in capital                                                           377,802       135,036
    Deferred compensation                                                                   (800)           --
    Accumulated other comprehensive loss                                                    (657)          (54)
    Deficit accumulated during development stage                                        (111,035)      (78,923)
                                                                                     -----------      --------
              Net stockholders' equity                                                   265,340        56,079

Commitments and contingencies (notes 3, 5, 6, 8, and 14)
                                                                                     -----------      --------
                                                                                     $   269,270        64,966
                                                                                     ===========      ========

See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations

                       (in thousands, except share data)

                                                                                                                        October 22,
                                                                                                                            1986
                                                                                                                        (inception)
                                                                                                                          through
                                                                                     Years ended December 31,           December 31,
                                                                            ----------------------------------------
                                                                                2000           1999          1998           2000
                                                                            ------------    ----------    ----------    ------------
Revenues from research and license agreements                               $   7,596          3,445         3,568         63,109

Operating expenses:
    Research and development                                                   27,888         16,935        17,856        119,456
    General and administrative                                                 12,036          5,983         5,546         47,052
    Amortization of goodwill and purchased intangibles                          3,561             --            --          3,561
    In-process research and development acquired (note 2)                          --         17,760            --         17,760
                                                                            ---------      ---------      --------      ---------
              Total operating expenses                                         43,485         40,678        23,402        187,829
                                                                            ---------      ---------      --------      ---------
              Operating loss                                                  (35,889)       (37,233)      (19,834)      (124,720)

Other income (expense):
    Interest income                                                             4,836          1,812         2,365         16,542
    Gain (loss) on sale of marketable investment securities                       181           (102)          323            198
    Loss on disposition of equipment, leasehold improvements,
      and leases                                                               (1,096)          (131)           --         (1,197)
    Interest expense                                                              (96)            (4)          (16)          (802)
    Foreign currency transaction gain                                             137             --            --            137
    Other                                                                         315              4            --            325
                                                                            ---------      ---------      --------      ---------
              Total other income                                                4,277          1,579         2,672         15,203
                                                                            ---------      ---------      --------      ---------
              Loss before income tax expense                                  (31,612)       (35,654)      (17,162)      (109,517)
Income tax expense (note 9)                                                        --             --            --          1,018
                                                                            ---------      ---------      --------      ---------
              Loss before cumulative effect of change in
                 accounting principle                                         (31,612)       (35,654)      (17,162)      (110,535)

Cumulative effect on prior years (to December 31, 1999) of
    changing to a different revenue recognition method                           (500)            --            --           (500)
                                                                            ---------      ---------      --------      ---------
              Net loss                                                      $ (32,112)       (35,654)      (17,162)      (111,035)
                                                                            =========      =========      ========      =========

Basic and diluted loss per common and common-equivalent share:
    Loss before cumulative effect of change in accounting principle            ($1.32)        ($2.77)       ($1.39)
    Cumulative effect on prior years (to December 31, 1999) of
      changing to a different revenue recognition method                        (0.02)            --            --
                                                                            ---------      ---------      --------
    Net loss                                                                   ($1.34)        ($2.77)       ($1.39)
                                                                            =========      =========      ========

Pro forma amounts assuming the new revenue recognition method is applied retroactively:
      Net loss                                                                             $ (34,654)      (16,162)
                                                                                           =========      ========
      Basic and diluted loss per common and common equivalent share                           ($2.69)       ($1.31)
                                                                                           =========      ========
Weighted average common and common-equivalent shares outstanding during the year:
      Basic and diluted                                                        24,007         12,863        12,337
                                                                            =========      =========      ========


See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 2000
                       (in thousands, except share data)


                                                                                               Accumulated
                                                                           Deficit                other
                                                                         accumulated  Compre-     compre-     Net
                                                   Additional  Deferred    during     hensive     hensive   stock-
                                Preferred  Common    paid-in    compen-  development  income      income    holders'
                                  stock    stock     capital    sation      stage      (loss)      (loss)    equity
                                ---------  ------  ----------  --------  -----------  -------  -----------  --------
Balances, December 31, 1985     $     --      --          --        --           --       --           --        --

Issuance of 1,125,000 shares of
  common stock for cash and
  equipment valued at fair value
  upon incorporation
  at October 22, 1986                 --        1          14       --           --                    --         15

Net loss                              --      --          --        --           (12)     (12)         --        (12)
                                                                                      -------
Comprehensive loss                    --      --          --        --           --   $   (12)         --        --
                                ---------  ------  ----------  --------  -----------  -------  -----------  --------
Balances, December 31, 1986           --        1          14       --           (12)                  --          3

Repurchase of 375,000 shares of
  common stock                        --      --           (5)      --           --                    --         (5)

Issuance of 82,500 shares of
  common stock for services           --      --            1       --           --                    --          1

Net income                            --      --          --        --           121      121          --        121
                                                                                      -------
Comprehensive income                  --      --          --        --           --   $   121          --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
Balances, December 31, 1987           --        1          10       --           109                   --        120

Issuance of 55,556 shares of
  preferred stock for cash              6     --          294       --           --                    --        300

Issuance of 11,448 shares of
  common stock for cash
  under option plan                   --      --            1       --           --                    --          1

Issuance of 97,500 shares of
  common stock for services
  under option plan                   --      --           33       --           --                    --         33

Net loss                              --      --          --        --          (106)    (106)         --       (106)
                                                                                      -------
Comprehensive loss                    --      --          --        --           --   $  (106)         --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
                                        6       1         338       --             3                   --        348
Issuance of 37,037 shares of
  preferred stock for cash              4     --          336       --           --                    --        340

Issuance of 7,500 shares of
  common stock for services
  under option plan                   --      --            3       --           --                    --          3

Net loss                              --      --          --        --            (5)      (5)         --         (5)
                                                                                      -------
Comprehensive loss                    --      --          --        --           --   $    (5)         --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
Balances, December 31, 1989           10        1         677       --            (2)                  --        686

                                       F-5                           (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 2000
                       (in thousands, except share data)


                                                                                               Accumulated
                                                                           Deficit                other
                                                                         accumulated  Compre-     compre-     Net
                                                   Additional  Deferred    during     hensive     hensive   stock-
                                Preferred  Common    paid-in    compen-  development  income      income    holders'
                                  stock    stock     capital    sation      stage      (loss)      (loss)    equity
                                ---------  ------  ----------  --------  -----------  -------  -----------  --------
Issuance of 37,037 shares of
     preferred stock for cash   $       3      --         337        --           --                    --       340

Issuance of 2,475 shares of
     common stock for cash
     under option plan                 --      --           1        --           --                    --         1

Net loss                               --      --          --        --         (213)    (213)          --      (213)
                                                                                      -------
Comprehensive loss                     --      --          --        --           --  $  (213)          --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
Balances, December 31, 1990            13       1       1,015        --         (215)                   --       814

Issuance of 4,500 shares of
     common stock for cash
     under option plan                 --      --           2        --           --                    --         2

Net loss                               --      --          --        --         (462)    (462)          --      (462)
                                                                                      -------
Comprehensive loss                     --      --          --        --           --  $  (462)          --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
Balances, December 31, 1991            13       1       1,017        --         (677)                   --       354

Issuance of 3,675 shares of
     common stock for cash
     under option plan                 --      --           2        --           --                    --         2

Issuance of 230,334 shares of
     common stock upon conversion
     of 129,630 shares of
     preferred stock                  (13)     --          13        --           --                    --        --

Repurchase and cancellation of
     83,334 shares of common
     stock for cash                    --      --        (300)       --           --                    --      (300)

Issuance of 781,250 shares of
     preferred stock for cash,
     net of offering costs              1      --       4,937        --           --                    --     4,938

Issuance of 678,573 shares of
     preferred stock for cash,
     net of offering costs              1      --       4,694        --           --                    --     4,695

Issuance of 101,452 shares of
     common stock for services
     related to preferred stock
     offering                          --      --          --        --           --                    --        --

Net loss                               --      --          --        --       (2,607)  (2,607)          --    (2,607)
                                                                                      -------
Comprehensive loss                     --      --          --        --           --  $(2,607)          --        --
                                ---------  ------  ----------  --------  -----------  =======  -----------  --------
Balances, December 31, 1992             2       1      10,363        --       (3,284)                   --     7,082


                                       F-6                           (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 2000
                       (in thousands, except share data)

                                                                                                              Accumulated
                                                                                      Deficit                   other
                                                                                    accumulated     Compre-     compre-      Net
                                                           Additional   Deferred     during        hensive     hensive     stock-
                                   Preferred    Common      paid-in     compen-    development     income      income     holders'
                                     stock      stock       capital     sation        stage        (loss)      (loss)      equity
                                   ---------   --------   ----------   ---------   -----------    ----------  ---------- ----------
Issuance of 37,524 shares of
     common stock for cash
     under option plan             $      --         --           26          --            --                        --         26

Issuance of 583,334 shares of
     preferred stock for cash,
     net of offering costs                --         --        6,968          --            --                        --      6,968

Issuance of 6,050 shares of
     preferred stock for
     services                             --         --           73          --            --                        --         73

Deferred compensation related
     to grant of stock options,
     net of current year expense          --         --          766        (745)           --                        --         21

Net loss                                  --         --           --          --        (7,159)       (7,159)         --     (7,159)
                                                                                                  ----------

Comprehensive loss                        --         --           --          --            --    $   (7,159)         --         --
                                   ---------   --------   ----------   ---------   -----------    ==========  ---------- ----------

Balances, December 31, 1993                2          1       18,196        (745)      (10,443)                       --      7,011

Issuance of 3,475,666 shares of
     common stock upon conversion
     of 2,049,207 shares of
     preferred stock                      (2)         4           (2)         --            --                        --         --

Issuance of 2,000,000 shares of
     common stock for cash,
     net of offering costs                --          2        9,530          --            --                        --      9,532

Issuance of 20,000 shares of
     common stock for services            --         --           96          --            --                        --         96

Issuance of 46,118 shares of
     common stock for cash and
     options for 432 shares under
     option plans                         --         --           27          --            --                        --         27

Amortization of deferred
    compensation                          --         --           --         255            --                        --        255

Net loss                                  --         --           --          --        (6,756)       (6,756)         --     (6,756)
                                                                                                  ----------

Comprehensive loss                        --         --           --          --            --    $   (6,756)         --         --
                                   ---------   --------   ----------   ---------   -----------    ==========  ---------- ----------
Balances, December 31, 1994               --          7       27,847        (490)      (17,199)                       --     10,165

Issuance of 242,385 shares of
     common stock for cash and
     options for 14,816 shares
     under option plans                   --         --          100          --             --                       --        100

Issuance of 39,771 shares of
     common stock for cash under
     employee purchase plan               --         --          110          --            --                        --        110

Issuance of 3,287 shares of
     common stock for services            --         --           10          --            --                        --         10

Amortization of deferred compensation     --         --           --         255            --                        --        255

Net loss                                  --         --           --          --        (3,318)       (3,318)         --     (3,318)
                                                                                                  ----------
Comprehensive loss                        --         --           --          --            --    $   (3,318)         --         --
                                   ---------   --------   ----------   ---------   -----------    ==========  ---------- ----------
Balances, December 31, 1995               --          7       28,067        (235)      (20,517)                       --      7,322

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
            October 22, 1986 (inception) through December 31, 2000
                       (in thousands, except share data)



                                                                                                               Accumulated
                                                                                        Deficit                  other
                                                                                      accumulated    Compre-     compre-       Net
                                                              Additional    Deferred     during       hensive    hensive     stock-
                                       Preferred    Common     paid-in      compen-   development    income      income     holders'
                                         stock      stock      capital      sation       stage       (loss)      (loss)      equity
                                       ---------   -------    ----------   --------   -----------  ---------- -----------  --------
Issuance of 1,000,000 shares of
     common stock for cash             $      --         1         7,499         --            --                      --     7,500
Issuance of 3,450,000 shares of
     common stock for cash,
     net of offering costs                    --         4        47,909         --            --                      --    47,913
Issuance of 223,940 shares of
     common stock for cash and
     options for 5,746 shares under
     option plans                             --        --           221         --            --                      --       221
Issuance of 24,814 shares of
     common stock for services
     under option plans                       --        --           334         --            --                      --       334
Issuance of 18,147 shares of
     common stock for cash under
     employee purchase plan                   --        --           110         --            --                      --       110
Issuance of 17,519 shares of
     common stock for warrants
     for 2,731 shares upon
     exercise of warrants                     --        --            --         --            --                      --        --
Consulting expense related to the
     grant of stock options for
     services rendered (note 6)               --        --           130         --            --                      --       130

Amortization of deferred compensation         --        --            --        235            --                      --       235

Net income                                    --        --            --         --         6,105       6,105          --     6,105
                                                                                                   ----------
Comprehensive income                          --        --            --         --            --  $    6,105          --        --
                                       ---------   -------    ----------   --------   -----------  ========== -----------  --------
Balances, December 31, 1996                   --        12        84,270         --       (14,412)                     --    69,870

Issuance of 160,000 shares of
     common stock for cash                    --        --         1,554         --            --                      --     1,554
Issuance of 211,554 shares of
     common stock for cash and
     11,864 shares under option plans         --        --           302         --            --                      --       302
Issuance of 11,200 shares of
     common stock for services
     under option plans                       --        --           128         --            --                      --       128
Issuance of 20,343 shares of
     common stock for cash under
     employee purchase plan                   --        --           160         --            --                      --       160

Net loss                                      --        --            --         --       (11,695)    (11,695)         --   (11,695)
                                                                                                   ----------
Comprehensive loss                            --        --            --         --            --  $  (11,695)         --        --
                                       ---------   -------    ----------   --------   -----------  ========== -----------  --------
Balances, December 31, 1997                   --        12        86,414         --       (26,107)                     --    60,319

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

            October 22, 1986 (inception) through December 31, 2000

                       (in thousands, except share data)

                                                                                                            Accumulated
                                                                                       Deficit                other
                                                                                     accumulated   Compre-    compre-      Net
                                                               Additional  Deferred    during      hensive    hensive     stock-
                                           Preferred   Common   paid-in     compen-  development   income     income     holders'
                                             stock     stock    capital     sation     stage       (loss)     (loss)      equity
                                           ---------  -------  ----------  --------  -----------  --------  -----------  ---------
Issuance of 204,000 shares of
     common stock for cash                 $      --       --       1,299        --           --                     --      1,299

Issuance of 124,252 shares of
     common stock for cash under
     option plans                                 --       --         243        --           --                     --        243

Issuance of 16,097 shares of
     common stock for services
     under option plans                           --       --         121        --           --                     --        121

Issuance of 31,669 shares of
     common stock for cash under
     employee purchase plan                       --       --         215        --           --                     --        215

Gross unrealized gains on
     marketable securities                                                                        $    433

Reclassification for realized gains
     on marketable securities                                                                         (323)
                                                                                                  --------
Net unrealized gains on
     marketable investment securities             --       --          --        --           --       110          110        110

Net loss                                          --       --          --        --      (17,162)  (17,162)          --    (17,162)
                                                                                                  --------
Comprehensive loss                                --       --          --        --           --  $(17,052)          --         --
                                           ---------  -------  ----------  --------  -----------  ========  -----------  ---------
Balances, December 31, 1998                       --       12      88,292        --      (43,269)                   110     45,145

Issuance of 249,000 shares of
     common stock for cash                        --        1       1,323        --           --                     --      1,324

Issuance of 124,365 shares of
     common stock for cash under
     option plans                                 --       --         251        --           --                     --        251

Issuance of 15,062 shares of
     common stock for services
     under option plans                           --       --         105        --           --                     --        105

Issuance of 38,034 shares of
     common stock for cash under
     employee purchase plan                       --       --         222        --           --                     --        222

Issuance of 6,516,923 shares and
     options and warrants to purchase
     675,520 shares of common stock in
     purchase business combination
     (note 2)                                     --        7      44,746        --           --                     --     44,753


Compensation expense on
     stock option issuances                       --       --          97        --           --                     --         97

Gross unrealized loss on marketable
     securities                                                                                   $   (266)

Reclassification for realized losses
     on marketable securities                                                                          102
                                                                                                  --------
Net unrealized losses on marketable
      investment securities                       --       --          --        --           --      (164)        (164)      (164)

Net loss                                          --       --          --        --      (35,654)  (35,654)          --    (35,654)
                                                                                                  --------
Comprehensive loss                                --       --          --        --           --  $(35,818)          --         --
                                           ---------  -------  ----------  --------  -----------  ========  -----------  ---------
Balances, December 31, 1999                $      --       20     135,036        --      (78,923)                   (54)    56,079


                                      F-9                            (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

            October 22, 1986 (inception) through December 31, 2000

                       (in thousands, except share data)

                                                                                                              Accumulated
                                                                                          Deficit               other
                                                                                        accumulated  Compre-    compre-      Net
                                                                  Additional  Deferred    during     hensive    hensive     stock-
                                               Preferred  Common   paid-in     compen-  development  income     income     holders'
                                                 stock    stock    capital     sation      stage     (loss)     (loss)      equity
                                               ---------  ------  ----------  --------  -----------  -------- -----------  --------
Issuance of 3,900,000 shares
     of common stock for cash  (note 7)        $      --       4      43,314         --          --        --          --    43,318

Issuance of 210,526 common
     shares in exchange for
     minority interest (note 7)                       --      --       2,500         --          --        --          --     2,500

Issuance of 168,492 shares of
     common stock for cash (note 7)                   --      --       2,000         --          --        --          --     2,000

Issuance of 4,600,000 shares of
     common stock for cash (note 7)                   --       5     180,716         --          --        --          --   180,721

Issuance of 1,254,791 shares of
     common stock for cash of $11,109
     and receivables of $193 under option
     and warrant plans (note 7)                       --       1      11,301         --          --        --          --    11,302

Issuance of 10,700 shares of
     common stock for services                        --      --         241         --          --        --          --       241

Issuance of 17,243 shares of
     common stock for cash under
     employee purchase plan                           --      --         136         --          --        --          --       136

Compensation expense on
     stock option issuances                           --      --       1,758         --          --        --          --     1,758

Deferred compensation, net of
     current year expense                             --      --         800       (800)         --        --          --        --

Gross unrealized gain on
     marketable securities                                                                           $    426

Reclassification for realized
     gain/losses on marketable securities                                                                (181)
                                                                                                     --------
Net unrealized losses on marketable
     investment securities                            --      --          --         --          --       245         245       245

Foreign currency translation loss                     --      --          --         --          --      (848)       (848)     (848)

Net loss                                              --      --          --         --     (32,112)  (32,112)         --   (32,112)
                                                                                                     --------
Comprehensive loss                                    --      --          --         --          --  $(32,715)         --        --
                                               ---------  ------  ----------   -------- -----------  ======== -----------  --------
Balances, December 31, 2000                    $      --      30     377,802       (800)   (111,035)                 (657)  265,340
                                               =========  ======  ==========   ======== ===========           ===========  ========


See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows

                                (in thousands)

                                                                                                                    October 22,
                                                                                                                       1986
                                                                                                                    (inception)
                                                                                    Years ended December 31,          through
                                                                               -----------------------------------   December 31,
                                                                                 2000         1999        1998         2000
                                                                               ----------  -----------  ----------  -----------
Cash flows from operating activities:
   Net loss                                                                   $ (32,112)     (35,654)     (17,162)    (111,035)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                               5,428        1,196        1,116       12,138
      Loss on disposition of equipment, leasehold improvements and leases         1,096          131           --        1,197
      Realized loss (gain) on sale of marketable investment securities             (181)         102         (323)        (198)
      Issuance of common and preferred stock in lieu of cash for services           241          105          121        1,275
      Compensation expense on stock options                                       1,758           96           --        2,621
      Write-off of in-process research and development                               --       17,760           --       17,760
      Decrease (increase) in operating assets:
        Accounts receivable                                                         270         (325)         292         (156)
        Other current assets, due from related parties, and other assets           (461)         125          125         (499)
      Increase (decrease) in operating liabilities:
        Accounts payable, accrued expenses and accrued severance                    838       (1,703)         884        1,358
        Deferred income                                                          (1,255)          94           92         (486)
                                                                              ---------    ---------    ---------    ---------
             Net cash used in operating activities                              (24,378)     (18,073)     (14,855)     (76,025)
                                                                              ---------    ---------    ---------    ---------

Cash flows from investing activities:
   Net sale (purchase) of marketable investment securities                      (93,118)       7,129        2,443     (105,589)
   Acquisitions of equipment and leasehold improvements                            (273)        (641)      (1,507)     (10,201)
   Proceeds from sale of equipment                                                  199           --           --        1,275
   Cash paid for acquisition, net of cash received                                   --         (676)          --         (676)
                                                                              ---------    ---------    ---------    ---------
             Net cash provided by (used in) investing activities                (93,192)       5,812          936     (115,191)
                                                                              ---------    ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from note payable to bank                                                --           --           --          124
   Proceeds from issuance of preferred stock                                         --           --           --       17,581
   Proceeds from issuance of common stock                                       237,284        1,797        1,757      308,409
   Proceeds from long-term debt                                                      --           --           --        1,166
   Principal payments on note payable to bank                                        --           --           --         (124)
   Principal payments under capital lease obligations                              (367)         (26)         (35)      (1,813)
   Principal payments on long-term debt                                          (1,490)          (9)        (291)      (2,854)
   Repurchase of preferred stock                                                     --           --           --         (300)
                                                                              ---------    ---------    ---------    ---------
             Net cash provided by financing activities                          235,427        1,762        1,431      322,189
                                                                              ---------    ---------    ---------    ---------
Effect of exchange rate changes on cash                                             110           --           --          110
                                                                              ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                            117,967      (10,499)     (12,488)     131,083

Cash and cash equivalents at beginning of period                                 13,116       23,615       36,103           --
                                                                              ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period                                    $ 131,083       13,116       23,615      131,083
                                                                              =========    =========    =========    =========

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                     $      96            4           16          802

   Cash paid for taxes                                                               --           --           --        1,018


Supplemental schedule of noncash investing and financing activities:

   Acquisition of equipment through incurrence of capital lease obligations   $      --           --           --        1,478
   Acquisition of leasehold improvements through incurrence of debt                  --           --           --          197
   Issuance of stock for stock subscription receivable                              193           --           --        4,193
   Accrual of deferred offering costs                                                --           --           --          150
   Unrealized (loss) gain on marketable investment securities                       245         (164)         110          191


See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(1)  Organization and Summary of Significant Accounting Policies

     The consolidated financial statements include the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its operating subsidiary NPS Allelix Corp. (NPS Allelix), collectively referred to as the Company. The Company, a development stage enterprise, is engaged in the discovery, development and commercialization of pharmaceutical products. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

     (a)  Cash Equivalents

          The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $125.8 million and $10.3 million at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the book value of cash equivalents approximates fair value.

     (b)  Revenue Recognition

          The Company earns revenue from research and development support payments, license fees, and milestone payments. The Company recognizes revenue from its research and development support agreements as related research and development costs are incurred and from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. Cash received in advance of the performance of the related research and development support is recorded as deferred income.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition.

          The Company adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with APB opinion No. 20 Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second, and third quarter for 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on retained earnings as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the year ended December 31, 2000. Prior to September 30, 2000, the Company recognized revenue from nonrefundable license fees at the inception of an agreement when the Company had no further obligations relative to such licensing fees. Upon adoption of SAB No. 101, the Company changed its revenue recognition policy with respect to non-refundable licensing fees.

                               F-12                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

          Based on the criteria included in SAB No. 101, the Company concluded that nonrefundable license fees should be recognized over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, but did not change the net loss for the year ended December 31, 2000. Prior-year financial statements have not been restated to reflect the change in accounting principle.

          The Company's unaudited interim results of operations have been presented as follows (in thousands, except per share amounts):

                                                                                         Three Months Ended
                                                                     ---------------------------------------------------------
                                                                     September 30,             June 30,             March 31,
                                                                         2000                   2000                  2000
                                                                     ------------          --------------         ------------
     Revenue as originally reported                                 $       1,654                   1,707                1,946
     Effect of change in revenue recognition                                    -                     250                  250
                                                                    -------------          --------------         ------------
          Revenue as restated                                       $       1,654                   1,957                2,196
                                                                    =============          ==============         ============
     Net loss as originally reported                                       (7,383)                 (7,684)             (10,835)
     Effect of change in revenue recognition                                    -                     250                  250
                                                                    -------------          --------------         ------------
     Loss before cumulative effect of change in accounting
      principle                                                            (7,383)                 (7,434)             (10,585)
     Cumulative effect on prior years
     (to December 31, 1999) of changing to a different
      revenue recognition method                                                -                       -                 (500)
                                                                    -------------          --------------         ------------
          Net loss as restated                                      $      (7,383)                 (7,434)             (11,085)
                                                                    =============          ==============         ============
     Basic and diluted loss per common and common
      equivalent share:
          Net loss as originally reported                           $       (0.30)                  (0.33)               (0.54)
                                                                    =============          ==============         ============
          Net loss as restated                                      $       (0.30)                  (0.32)               (0.56)
                                                                    =============          ==============         ============

(c)  Plant and Equipment

     Plant and equipment are stated at cost. Equipment under capital lease is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value of the equipment at the inception of the lease.

     Depreciation and amortization of equipment (including equipment held under capital lease) are calculated on the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Amortization of assets held under capital lease is included with depreciation and amortization expense.

                               F-13                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

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

(e)  Loss per Common Share

     Basic loss per common share is the amount of loss for the period applicable to each share of common stock outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period applicable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

     Potential common shares of approximately 2.5 million, 3.1 million, and 2.3 million during the years ended December 31, 2000, 1999, and 1998, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the period.

(f)  Stock-Based Compensation

     The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123. The Company uses the straight-line method of amortization for stock-based compensation.

(g)  Use of Estimates

     Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

                               F-14                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(h)  Marketable Investment Securities

     The Company classifies its marketable investment securities as available-for-sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific-identification basis.

(i)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries in which it owns a majority voting interest. Investments in a limited partnership and in nonpublic corporations, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries one other investment in a nonpublic corporation at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

(j)  Goodwill and Other Purchased Intangibles

     Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of the net tangible assets acquired in connection with the acquisition of Allelix Biopharmaceuticals Inc. (Allelix) on December 23, 1999. The excess purchase price includes goodwill, assembled work force, and patents, which are being amortized using the straight-line basis over lives ranging from two to six years.

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

                               F-15                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     (l)  Foreign Currency Translation

          The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company's foreign subsidiary in Canada had net assets of approximately $20.4 million and $28.5 million as of December 31, 2000 and 1999, respectively.

     (m)  Operating Segments

          The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

     (n)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Business Acquisition

     On December 23, 1999, the Company, by and through its acquisition subsidiary, NPS Allelix Inc., acquired all of the outstanding common stock of Allelix for 6,516,923 shares of the Company's common stock, including 3,476,009 exchangeable shares as discussed more fully in note 7(b), which was valued at approximately $42.8 million using the average closing price of the Company's common stock for three days before and three days after the announcement of the acquisition of Allelix. In addition, the Company converted all outstanding Allelix options and warrants into options to purchase approximately 675,520 shares of common stock of the Company with a fair value of approximately $1.9 million and incurred transaction costs of approximately $1.5 million. The acquisition was accounted for by the purchase method. The Company owns 100 percent of the outstanding voting common shares (100,000 shares) of NPS Allelix Inc. Additionally, NPS Allelix Inc. has 991,441 nonvoting exchangeable shares outstanding that are exchangeable solely into shares of the Company's common stock on a one-for-one basis. NPS Allelix Inc. also has 100 nonvoting preference shares outstanding. NPS Allelix Inc. owns 100 percent of the outstanding stock of NPS Allelix. Although the acquisition closed on December 23, 1999, for accounting purposes, it was recorded on December 31, 1999, as the operating results from December 23, 1999 to December 31, 1999 were not material.

                               F-16                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

     Total purchase price:
       Total stock consideration                 $   42,816
       Value of options and warrants assumed          1,937
       Transaction costs                              1,488
                                                 ----------
                                                 $   46,241
                                                 ==========

                                                                       Amortiza-
                                                                     tion period
                                                                       (years)
     Purchase price allocation:                                      -----------
       Net tangible assets acquired              $   16,997
       Net liabilities assumed                       (7,566)
     Intangible assets:
       Assembled workforce                              680               2
       Patents                                        7,140               5
       Goodwill                                      11,230               6
     In-process research and development             17,760           Expensed
                                                 ----------
                                                 $   46,241
                                                 ==========

The following unaudited pro forma financial information presents the combined results of operations of NPS and Allelix as if the acquisition had occurred as of the beginning of 1998 after giving effect to adjustments, including but not limited to, amortization of goodwill and purchased intangibles, and entries to conform Allelix to the Company's accounting policies. The $17.76 million write-off for acquired in-process research and development has been excluded from the pro forma results, as it is a nonrecurring charge. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had NPS and Allelix constituted a single entity during such periods.

                                                   Years ended December 31,
                                                  1999                 1998
                                             -------------        -------------
                                                  (Unaudited, in thousands
                                                   except per share data)
                                                  ------------------------
     Net revenue                               $  10,162              12,156
     Net loss                                    (36,836)            (31,524)
     Basic and diluted net loss per share          (1.90)              (1.66)

                                     F-17                           (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     The Company recorded an expense of $17.8 million in December 1999 for in-process research and development that was acquired as part of the Company's purchase of Allelix. The acquired in-process research and development consisted of five drug development programs. The two most advanced product candidates, ALX1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83 percent of the total value of the acquired in-process research and development.

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

     Since the date of the acquisition, the Company revised its plans for the next series of clinical trials for ALX1-11 and ALX-0600. The Company started a pivotal Phase III clinical trial with ALX1-11, which it expects will include an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. The Company also started enrolling a small number of patients with short bowl syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition, and through December 31, 2000, the Company has incurred development costs of approximately $13.7 million for ALX1-11 and $1.3 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and any additional testing that is necessary to obtain FDA approval.

     The Company believes the assumptions used in the valuation of the in-process research and development acquired from Allelix were reasonable at the time of the acquisition. However, the Company has modified development plans, as new data has become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

(3)  Collaborative and License Agreements

     The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensee) under certain of the below described collaborative and license agreements, the success of each program is dependent upon the efforts of the Licensee. Each of the respective agreements may be terminated early. If any of the Licensees terminates an agreement, such termination may have a material adverse effect on the Company's operations. Following is a description of significant current collaborations and license agreements:

                               F-18                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(a)  Amgen Inc.

     Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The funded development period expired in 2000. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company. The Company recognized revenue of $400,000 in 2000, 1999, and 1998 as development support revenue under the contract.

(b)  Kirin Brewery Company, Limited

     Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Limited (Kirin), a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. The funded research period expired in 2000. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing NPS's parathyroid calcium receptor technology.

     The Company recognized $500,000, $1.0 million, and $1.0 million in research support as revenue in 2000, 1999, and 1998, respectively. Additionally, as a consequence of implementing SAB No. 101 the Company recognized $500,000 of revenue during 2000 for licensing fees paid by Kirin as part of the $5.0 million license fee which was initially recognized in 1995.

(c)  GlaxoSmithKline

     Effective November 1, 1993, the Company entered into an agreement with GalxoSmithKline (GSK) to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2000. The Company and GSK have agreed to continue the funded research on a month-to-month basis. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

                               F-19                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     Under the GSK agreement, the Company has recognized research support, milestone and licensing revenue of $1.8 million, $2.0 million, and $2.2 million in 2000, 1999, and 1998, respectively. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

     GSK is an equity investor in the Company.

(d)  Abbott Laboratories

     In March 2000, the Company entered into an exclusive license agreement with Abbott Laboratories (Abbott) for the Company's compound NPS 1776 and related molecules. The agreement grants Abbott the exclusive worldwide license to develop and commercialize NPS 1776 for all indications. Abbott has committed to conduct and fund all preclinical development and, if warranted, clinical development activities for NPS 1776 and related molecules. Under the terms of the agreement, the Company may receive milestone payments of up to $18.0 million and will receive royalties from any product sales under the license.

(e)  Forest Laboratories Inc.

     In August 2000, the Company entered into an exclusive worldwide license with Forest Laboratories, Inc. for the development and commercialization of ALX-0646. Under the terms of the agreement, Forest paid the Company an initial licensing fee of approximately $200,000, which was recognized as revenue in 2000 and agreed to pay potential milestone payments of up to $25.0 million and royalties from any product sales under the license. The Company is not involved in the future development of the compound.

(f)  Janssen Pharmaceutica N.V.

     On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Under the terms of the agreement, the Company may receive milestone payments of up to $21.5 million and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to an NPS Allelix option for co-promotion in Canada. The Company recognized $1.9 million in research support revenue in 2000. The funded research period expired in November 2000.

     Johnson and Johnson Development Corporation, an affiliate of Janssen, is an equity investor in the Company.

                               F-20                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(g)  Eli Lilly and Company and Lilly Canada

     In December 1989, Allelix entered into a collaborative research and license agreement with Lilly. Lilly is solely responsible for development, preclinical and clinical testing and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company is entitled to royalties on any sales of products developed under the agreement. The Company received $1.7 million for research support in 2000. The funded research period expired in November 2000.

(h)  Technology Partnership Canada

     On November 9, 1999, Allelix entered into an agreement with Technology Partnership Canada (TPC), a program of the Canadian government, which provides for TPC to reimburse the Company for research expenses incurred pursuing treatments for various intestinal disorders utilizing the ALX 0600 technology. TPC will reimburse the Company for 30 percent of the qualified costs incurred through December 2002 up to a maximum of Cdn. $8.4 million. As of December 31, 2000, the Company has invoiced TPC for a total of Cdn. $2.7 million for reimbursement. The Company will pay a 10 percent royalty to TPC on revenues received through December 2008 from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn. $23.9 million by that date, then royalty payments shall continue until that amount is reached or until December 2017 whichever occurs first. If TPC declares an event of default under the agreement, the Company could be required to repay all amounts received from TPC, plus interest and other damages. The Company recognized Cdn. $600,000 research support revenue in 2000. As of December 31, 2000, no event of default had been declared.

(i)  In-license Agreements

     The Company has entered into certain sponsored research and license agreements that require the Company to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. During 2000, 1999, and 1998, the Company paid to these institutions $1.0 million, $1.4 million, and $1.5 million, respectively, in sponsored research payments and license fees. As of December 31, 2000, the Company had a total commitment of approximately $393,000 for future research support payments.

                               F-21                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(4)  Marketable Investment Securities

     Investment securities available for sale as of December 31, 2000, are summarized as follows (in thousands):

                                                                                      Gross            Gross
                                                                                    unrealized       unrealized
                                                                  Amortized          holding          holding            Fair
                                                                    cost              gains            losses            value
                                                               --------------    --------------   --------------    ------------
          Equity securities:
             Common stock                                      $            1                 1                -               2
             Preferred stock                                            2,500                 -                -           2,500
          Debt securities:
             Treasury                                                  18,021                52                -          18,073
             Corporate                                                 82,346               142               (7)         82,481
             Commercial paper                                          13,548                 3                -          13,551
                                                               --------------    --------------   --------------    ------------

                                                                      116,416               198               (7)        116,607
          Less marketable investment securities classified
           as restricted                                                 (754)                -                -            (754)

                                                               ==============    ==============   ==============    ============
                                                               $      115,662               198               (7)        115,853
                                                               ==============    ==============   ==============    ============

     Investment securities available for sale as of December 31, 1999, are summarized as follows (in thousands):

                                                                                      Gross            Gross
                                                                                    unrealized       unrealized
                                                                  Amortized          holding          holding            Fair
                                                                    cost              gains            losses            value
                                                               --------------    --------------   --------------    ------------
          Debt securities:
             Treasury                                          $        2,828                 -               (6)          2,822
             Corporate                                                 15,302                 -              (42)         15,260
             Commercial paper                                           5,265                 -               (6)          5,259
                                                               --------------    --------------   --------------    ------------

                                                                       23,395                 -              (54)         23,341
          Less marketable investment securities classified
           as restricted                                                 (778)                -                -             (77)

                                                               ==============    ==============   ==============    ============
                                                               $       22,617                 -              (54)         22,563
                                                               ==============    ==============   ==============    ============

                               F-22                                 (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998

     Maturities of investment securities available for sale are as follows at December 31, 2000 (in thousands):

                                                           Amortized     Fair
                                                             cost        value
                                                           ----------  ---------
          Due within one year                                 50,179      50,191
          Due after one year through five years               63,176      63,351
          Due between five and ten years                         560         563
                                                           ----------   --------
              Total debt securities                          113,915     114,105
          Equity securities                                    2,501       2,502
                                                           ---------  ----------
                                                             116,416     116,607
                                                           =========  ==========

     For the years ended December 31, 2000, 1999, and 1998, purchases of marketable investment securities were $314.1 million, $73.6 million, and $203.0 million, respectively. For the years ended December 31, 2000, 1999, and 1998, sales and maturities of marketable investment securities were $221.0 million, $80.8 million, and $205.4 million, respectively.

(5)  Leases

     The Company is obligated under various capital leases for certain equipment that expire at various dates during the next two years. The Company also has a noncancelable operating lease for office and laboratory space that expires in 2004 and noncancelable operating leases for certain equipment that expire in 2001. Rental expense for these operating leases was approximately $1.1 million, $895,000, and $672,000 for 2000, 1999, and
     1998, respectively. The present value of future minimum lease payments on capital leases and future lease payments under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

                                                                                 Capital         Operating
                                                                                 leases            leases
                                                                            --------------    --------------
          Year ending December 31:
               2001                                                         $         322                671
               2002                                                                    55                673
               2003                                                                     -                675
               2004                                                                     -                515
                                                                            -------------     --------------
                    Total minimum lease payments                                      377     $        2,534
                                                                                              ==============
          Less: Amounts representing interest                                         (18)
                                                                            -------------
                    Present value of minimum capital lease payments                   359
          Less: Current installments of obligations under capital leases             (305)
                                                                            -------------
                    Obligations under capital leases, excluding current
                    installments                                                       54
                                                                            =============

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998


     At December 31, 2000 and 1999, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                                            2000         1999
                                                         ---------    ---------
          Equipment                                     $    1,649        1,672
          Less accumulated amortization                     (1,489)      (1,279)
                                                         ---------    ---------
          Net equipment                                 $      160          393
                                                         =========    =========

     As required by the Company's capital lease agreement, deposits of marketable investment securities totaling $754,000 at December 31, 2000 are being held in order to meet future payment obligations.

(6)  Long-term Debt

     The Company has a loan facility for up to approximately Cdn. $4.5 million, secured by essentially all real and personal property of NPS Allelix, which is for various borrowing purposes. No amounts are outstanding on the loan facility at December 31, 2000. Long-term debt at December 31, 1999 consists of an installment loan payable to a financial institution at an interest rate based on the Canadian prime rate plus 1 percent (6.2 percent at December 31, 1999).

(7)  Capital Stock

     (a)  Shareholder Rights Plan

          In December 1996, the Board of Directors approved the adoption of a Shareholders Rights Plan (the Rights Plan). The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $50 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2001. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2000, the Rights were not exercisable.

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998


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

          The exchangeable shares are exchangeable at any time by their holder solely into shares of the Company's common stock on a one-for-one basis. On or after December 31, 2004, the Company has the right to cause the exchange of all outstanding exchangeable shares for shares of the Company's common stock on a one-for-one basis. Also, the Company has the right to effect such an exchange at any time (i) if there are fewer than 1,000,000 exchangeable shares outstanding (other than those held by the Company and its affiliates); or (ii) on or after the occurrence of a change in control of the Company where it is not reasonably practicable to substantially replicate the existing terms and conditions of the exchangeable shares in connection with such a transaction. At December 31, 2000, of the original 3,476,007 exchangeable shares issued, 2,484,566 shares have been exchanged into the Company's common stock leaving 991,441 outstanding.

          The exchangeable shares do not have liquidation rights in NPS Allelix Inc. and, as such, the consolidated financial statements do not include minority interest.

          The Company has created a special voting share, not separately disclosed on the consolidated balance sheet, held in trust as a mechanism to accomplish the voting rights objectives of the exchangeable shares which are included as outstanding common shares on the Company's consolidated balance sheet.

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998


     (c)  Capital Stock Transactions

          In February 2000, the Company completed a private placement of 3.9 million shares of its common stock to selected institutional and other accredited investors which closed on April 24, 2000, with net proceeds, after deducting offering costs of $3.5 million, to the Company of approximately $43.3 million.

          In March 2000, 80,000 options held by management with an exercise price per option of $6.625 vested upon the signing of a license agreement. The Company recognized compensation expense of $990,000 as a result of the vesting.

          On May 2, 2000, the Company issued 210,526 shares of common stock in exchange for 1,000 preferred shares of NPS Allelix Inc. that were recorded as a minority interest of $2.5 million at December 31, 1999. The value of the minority interest was allocated using the purchase method effective December 31, 1999 as the amount was fixed and determinable based upon contractual terms of the exchange. The minority interest was eliminated upon issuance of the common shares.

          On May 11, 2000, the Company sold 168,492 shares of its common stock for $2 million based upon the average of the bid and ask prices of the Company's common stock during a period of 20 consecutive trading days prior to the sale under the terms of an on-going corporate license agreement. The fair value on May 11, 2000 of the shares issued on the closing date was $2,021,904.

          In November 2000, the Company completed a public offering of 4.6 million shares of its common stock at $42.00 per share, with net proceeds, after deducting offering costs of $12.5 million, to the Company of approximately $180.7 million.

          Subsequent to year-end, the Company collected the $193,000 receivable for stock options issued.

(8)  Stock-Based Compensation Plans

     As of December 31, 2000, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994
     Plan), the 1994 Non-Employee Directors' Stock Option Plan (the Directors'
     Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 4,496,309 shares are authorized for issuance under the four plans.

     As of December 31, 2000, there are no shares reserved for future grant under the 1987 Plan, there are 304,744 shares reserved for future grant under the 1994 Plan, there are 22,330 shares reserved for future grant under the Directors' Plan, and there are 1,684,490 shares reserved for future grant under the 1998 Plan. Under the Company's 1994 Plan and the 1998 Plan the exercise price of options granted is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                      December 31, 2000, 1999, and 1998

     Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted annually for each year of service. The exercise price of options granted is the fair market value on the date of grant.

     The Company also has an Employee Stock Purchase Plan (the "Purchase Plan") whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market price at the beginning or end of the offering period. The Company has authorized 260,000 shares for purchase by employees. Employees purchased 17,243 and 38,034 shares under the Purchase Plan in the years ended December 31, 2000 and 1999, respectively, and 94,794 shares remain available for future purchase.

     A summary of activity related to aggregate options under all four plans is indicated in the following table (shares in thousands):

                                                                    Years ended December 31,
                                  -------------------------------------------------------------------------------------------
                                               2000                            1999                            1998
                                  ----------------------------    ---------------------------      --------------------------

                                                     Weighted-                     Weighted-                       Weighted-
                                      Number         average         Number         average           Number        average
                                        of           exercise          of           exercise            of          exercise
                                      shares          price          shares          price            shares         price
                                  ------------     -----------    -----------     ------------     -----------    -----------
     Options outstanding
       at beginning of year              2,821     $      7.19          2,306     $       7.01           2,058    $      7.04
     Options granted                       709           13.33            418             5.07             531           6.71
     Options assumed in
       acquisition                           -               -            407             9.24               -              -
                                  ------------                    -----------                      -----------
                                         3,530                          3,131                            2,589
                                  ------------                    -----------                      -----------
     Options exercised                     973            7.34            145             2.70             140           2.81
     Options canceled                       72           12.10            165             8.31             143          10.17
                                  ------------                    -----------                      -----------
                                         1,045                            310                              283
                                  ------------                    -----------                      -----------
     Options outstanding
       at end of year                    2,485     $      8.74          2,821  $          7.19           2,306    $      7.01
                                  ============                    ===========                      ===========
     Options exercisable
       at end of year                    1,362     $      7.65          1,995  $          7.54           1,363    $      6.20

     Weighted-average
       fair value of options
       granted during the
       year                       $       8.66                    $      3.62                       $     3.95


                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                                   Options outstanding                                  Options exercisable
                              ------------------------------------------------------------    -------------------------------------
                                                       Weighted-
                                                        average               Weighted-                              Weighted-
             Range of            Outstanding           remaining               average         Exercisable            average
             exercise               as of             contractual             exercise            as of              exercise
              prices              12/31/00                life                 price             12/31/00             price
       ------------------     ---------------     ------------------    ------------------    ---------------    ------------------
     $     0.00  -   5.63                 692                    6.0                $ 3.42                447                $ 2.81
           5.64  -  11.26               1,583                    7.5                  9.27                797                  8.79
          11.27  -  16.88                  90                    6.1                 13.22                 62                 12.93
          16.89  -  22.52                  39                    5.6                 20.43                 29                 20.49
          22.53  -  28.15                  26                    7.0                 25.35                 11                 23.38
          28.16  -  33.78                  24                    9.5                 28.50                 10                 28.50
          33.79  -  39.41                  13                    7.8                 36.21                  4                 35.12
          39.42  -  45.05                   4                    9.7                 41.50                  -                     -
          45.06  -  50.68                   8                    7.8                 47.95                  2                 46.93
          50.69  -  56.31                   6                    9.7                 54.02                  -                     -
                              ---------------     ------------------    ------------------    ---------------    ------------------
                                        2,485                    7.0                $ 8.74              1,362                $ 7.65
                              ===============     ==================    ==================    ===============    ==================

   The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased, to the following pro forma amounts (in thousands, except per share amounts):

                                             2000         1999          1998
                                          ----------   ----------   ----------
        Net loss:
         As reported                      $  (32,112)  $  (35,654)  $  (17,162)
         Pro forma                           (35,984)     (38,338)     (19,948)
        Net loss per share
         As reported:
           Basic and diluted              $    (1.34)  $    (2.77)  $    (1.39)
         Pro forma:
           Basic and diluted              $    (1.50)  $    (2.98)  $    (1.62)

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


   Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: risk free interest rates of 6.7 percent,
   7.0 percent, and 5.0 percent; expected dividend yields of -0- percent; expected lives of 5 years; and expected volatility of 73 percent, 85 percent, and 65 percent. The weighted-average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2000, 1999, and 1998 was $12.74, $2.87, and $3.02, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2000, 1999, and 1998, respectively: risk free interest rates of 6.1 percent, 4.7 percent, and 5.3 percent; expected dividend yields of -0-percent; expected lives of .5 years; and expected volatility of 134 percent, 85 percent, and 65 percent. The Company has granted options in 2000 to nonemployees for the performance of services. Deferred compensation is being amortized using the straight-line method. The fair value of the options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 6.1 percent, expected dividend yield of -0- percent, expected life of 2.8 years, and expected volatility of 84 percent.

   In connection with the acquisition of Allelix, the Company assumed warrants that entitle the holder to purchase one common share of the Company for each warrant outstanding. At December 31, 2000, there are 3,434 warrants outstanding at $20.94, which expire June 2, 2005.

(9)  Income Taxes

   The Company has no income tax expense for the years ended December 31, 2000, 1999, and 1998.

   Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income tax expense as a result of the following (in thousands):

                                                                      2000              1999               1998
                                                               ----------------     -------------     --------------
Computed expected tax benefit                                  $        (10,748)          (12,122)            (5,835)
Goodwill amortization                                                       809                 -                  -
Foreign tax rate differential                                            (2,616)                -                  -
Change in the beginning-of-the-year balance of the valuation
  allowance for deferred tax assets attributable to operations            14,448             7,400              7,131
U.S. and foreign tax credits                                             (1,384)             (652)              (684)
State income taxes, net of federal tax effect                              (226)             (575)              (566)
In-process research and development                                           -             6,038                  -
Other                                                                      (283)              (89)               (46)
                                                               ----------------     -------------     --------------
                                                               $              -                 -                  -
                                                               ================     =============     ==============

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


Domestic and foreign components of loss before taxes are as follows (in thousands):

                                                                        2000              1999               1998
                                                               ----------------     -------------     --------------
Domestic                                                       $         (8,578)          (17,894)           (17,162)
Foreign                                                                 (23,034)          (17,760)                 -
                                                               ----------------     -------------     --------------
             Total loss before taxes                           $        (31,612)          (35,654)           (17,162)
                                                               ================     =============     ==============

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below (in thousands):

                                                                          2000                                  1999
                                                           ----------------------------------    ----------------------------------
                                                                Domestic         Foreign              Domestic         Foreign
                                                           ---------------    ---------------    ---------------    ---------------
Deferred tax assets:
 Stock compensation expense                                $           656                  -                  -                  -
 Deferred income                                                         -                  -                352                138
 Equipment and leasehold improvements,
  principally due to differences in depreciation                        211                98                135                  -
 Intangible assets                                                       -              4,741                  -              3,870
 Financing charges                                                       -                 73                  -                410
 Severance costs                                                         -                  -                 70                 82
 Research and development pool carryforward                              -             38,482                  -             31,471
 Net operating loss carryforward                                    28,647              3,747             24,035                452
 Research credit carryforward                                        4,839                  -              4,095                  -
 Investment tax credit carryforward                                      -              3,788                  -              4,220
 Minimum tax credit carryforward                                       112                  -                112                  -
                                                           ---------------    ---------------    ---------------    ---------------
        Total gross deferred tax assets                             34,465             50,929             28,799             40,643
Less valuation allowance                                           (34,465)           (50,929)           (28,799)           (40,582)
                                                           ---------------    ---------------    ---------------    ---------------

       Deferred tax assets                                               -                  -                  -                 61
Deferred tax liabilities:
 Equipment and leasehold improvements,
  principally due to differences in depreciation                         -                  -                  -                (61)
                                                           ---------------    ---------------    ---------------    ---------------
       Net deferred tax asset/(liability)                  $             -                  -                  -                  -
                                                           ===============    ===============    ===============    ===============

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


   Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets of $40.6 million are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill and then any remaining unamortized other purchased intangible assets related to the acquisition. At December 31, 2000, the remaining unamortized goodwill and other intangible assets equaled $14.9 million. 2) Tax benefits in excess of the acquired goodwill and other purchased intangibles related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises, which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $30.6 million to operations and $3.9 million to paid-in capital.

   The valuation allowance for deferred tax assets as of January 1, 2000 and 1999 was $69.4 million and $18.4 million, respectively. The net change in the Company's total valuation allowance for the years ended December 31, 2000, 1999 and 1998, was an increase of $16.0 million, $51.0 million and $7.2 million, respectively.

   At December 31, 2000, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):


                        Domestic net
                       operating loss                                Canadian net               Canadian           Canadian
                        carry-forward        Domestic               operating loss              research          investment
                         for regular         research              carryforward for               pool            tax credit
                         income tax           credit              regular income tax             carry-             carry-
                          purposes         carryforward                purposes                 forward            forward
                    -----------------      -------------      --------------------------      ------------      --------------
                                                              Federal         Provincial
                                                              -------         ----------
Expiring:
  2005              $             247                  -              -              814                 -                   -
  2006                            244                  -            441              619                 -                 648
  2007                              -                 49          6,651            9,421                 -               1,155
  2008                          2,452                334              -                -                 -               1,007
  2009                          6,342                317              -                -                 -                  86
  2010                          2,928                166              -                -                 -                 892
  2011                          2,358                360              -                -                 -                   -
  2012                         10,890                846              -                -                 -                   -
  2018                         20,340              1,035              -                -                 -                   -
  2019                         18,637                988              -                -                 -                   -
  2020                         13,110                744              -                -                 -                   -
                    -----------------      -------------      ---------      -----------      ------------      --------------
Total               $          77,548              4,839          7,092           10,854            86,000               3,788
                    =================      =============      =========      ===========      ============      ==============

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


     The Company also has domestic state net operating loss carryovers in varying amounts depending on the different state laws. The Company's domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryover. The Company's Canadian research pool carryover of $86.0 million carries forward indefinitely.

     As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's domestic net operating loss carryforward and research credit carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company's ability to utilize the above losses and credit in the aggregate.

(10) Employee Benefit Plan

     The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2000 up to a maximum contribution from the Company of the lesser of three percent of employee compensation or $5,100. Total contributions for the years ended December 31, 2000, 1999, and 1998, were $152,000, $160,000, and $-0-, respectively.

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

(11) Disclosure About the Fair Value of Financial Instruments

     The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The Company does not invest in derivatives.

(12) Plan of Termination

     As of December 31, 1999, the Company had a balance of $1.5 million for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $1.3 million was paid in severance benefits during 2000, leaving an accrued balance of approximately $154,000 as of December 31, 2000 which is expected to be paid in early 2001.

                                                                     (Continued)

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(13) Recent Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company's adoption of SFAS No. 133, on January 1, 2001, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

(14) Commitments and Contingencies

     The Company is involved in various legal actions that arose in the normal course of business. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters, will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.