Form 10-Q
period 2001-03-31
NPS PHARMACEUTICALS INC
filed 2001-05-15
CIK 890465

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the Transition Period from ____________ to _______________.

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

                              __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at May 10, 2001
      ----------------------------            ---------------------------
      Common Stock $.001 par value                      29,820,259*

     * Includes 911,898 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

================================================================================

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                         Page No.
                                                                                        --------
Item 1. Consolidated Financial Statements.

           Consolidated Balance Sheets...............................................      3

           Consolidated Statements of Operations.....................................      4

           Consolidated Statements of Cash Flows.....................................      5

           Notes to Consolidated Financial Statements................................      7


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................       9


Item 3. Quantitative and Qualitative Disclosures About Market Risk...................      14


SIGNATURES...........................................................................      14

Item 1.  Consolidated Financial Statements.

                  MPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Develpment Stage Enterprise)
                          Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                                         March 31, 2001       December 31, 2000
                                                                         --------------       -----------------
Assets

Current assets:
  Cash and cash equivalents                                              $       87,460       $         131,083
  Marketable investment securities                                              153,803                 115,853
  Accounts receivable                                                               799                     523
  Other current assets                                                            2,713                   1,129
                                                                         --------------       -----------------
    Total current assets                                                        244,775                 248,588

Restricted marketable investment securities                                         190                     754
Plant and equipment:
  Land                                                                              413                     434
  Building                                                                        1,108                   1,164
  Equipment                                                                       7,733                   7,532
  Leasehold improvements                                                          2,868                   2,767
                                                                         --------------       -----------------
                                                                                 12,122                  11,897
  Less accumulated depreciation and amortization                                  7,291                   6,922
                                                                         --------------       -----------------
    Net plant and equipment                                                       4,831                   4,975

Goodwill, net of accumulated amortization                                         8,197                   9,072
Purchased intangible assets, net of accumulated amortization                      5,172                   5,867
Other assets                                                                          2                      14
                                                                         --------------       -----------------
                                                                         $      263,167       $         269,270
                                                                         ==============       =================

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of obligations under capital leases               $          149       $             305
  Accounts payable                                                                1,488                     813
  Accrued expenses                                                                  340                   2,604
  Accrued severance                                                                 560                     154
                                                                         --------------       -----------------
    Total current liabilities                                                     2,537                   3,876

Obligations under capital leases, excluding current installments                     27                      54
                                                                         --------------       -----------------
    Total liabilities                                                             2,564                   3,930

Stockholders' equity:
  Common stock                                                                       30                      30
  Additional paid-in capital                                                    378,899                 377,802
  Deferred compensation                                                            (233)                   (800)
  Accumulated other comprehensive loss                                             (990)                   (657)
  Deficit accumulated during development stage                                 (117,103)               (111,035)
                                                                         --------------       -----------------
    Net stockholders' equity                                                    260,603                 265,340
                                                                         --------------       -----------------
                                                                         $      263,167       $         269,270
                                                                         ==============       =================


         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                       Three Months Ended           October 22, 1986,
                                                                            March 31,              (inception) through
                                                                      2001            2000            March 31, 2001
                                                                   ----------      ----------      -------------------
Revenues from research and license agreements                      $      491      $    2,196      $            63,601

Operating expenses:
 Research and development                                               7,267           7,701                  126,723
 General and administrative                                             3,679           3,798                   50,732
 Amortization of goodwill and acquired intangibles                        866             910                    4,426
 In-process research and development acquired                               -               -                   17,760
                                                                   ----------      -----------     -------------------
     Total operating expenses                                          11,812          12,409                  199,641

                                                                   ----------      ----------      -------------------
        Operating loss                                                (11,321)        (10,213)                (136,040)

Other income (expense):
 Interest income                                                        3,805             477                   20,347
 Interest expense                                                          (5)            (25)                    (807)
 Gain on sale of marketable investment securities                         453               -                      651
 Gain (loss) on disposition of equipment, leasehold
   improvements and leases                                                 11            (837)                  (1,186)
 Foreign currency transaction gain                                          3               -                      140
 Other                                                                    986              13                    1,310
                                                                   ----------      ----------      -------------------
     Total other income (expense)                                       5,253            (372)                  20,455

                                                                   ----------      ----------      -------------------
        Loss before tax expense                                        (6,068)        (10,585)                (115,585)

Income tax expense                                                          -               -                    1,018
                                                                   ----------      ----------      -------------------

        Loss before cummulative effect of change
          in accounting principle                                      (6,068)        (10,585)                (116,603)

Cummulative effect on prior years
  (to December 31, 1999) of changing to a
  different revenue recognition method                                      -            (500)                    (500)
                                                                   ----------      ----------      -------------------
        Net loss                                                   $   (6,068)     $  (11,085)     $          (117,103)
                                                                   ==========      ==========      ===================
Basic and diluted loss per common and common
  equivalent share:

        Loss before cummulative effect of change
          in accounting principle                                  $    (0.20)     $    (0.53)

        Cummulative effect on prior years
          (to December 31, 1999) of changing to a
          different revenue recognition method                     $        -      $    (0.03)
                                                                   ----------      ----------
        Net loss                                                   $    (0.20)     $    (0.56)
                                                                   ==========      ==========

Weighted average common and common-equivalent
 shares outstanding - basic and diluted                                29,734          19,938
                                                                   ==========      ==========

         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                         Three Months Ended March 31,         October 22, 1986
                                                                      ----------------------------------    (inception) through
                                                                          2001                  2000           March 31, 2001
                                                                      ------------          ------------    -------------------
Cash flows from operating activities:
  Net loss                                                            $     (6,068)         $    (11,085)   $          (117,103)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                         1,263                 1,428                 13,401
       Loss (gain) on disposition of equipment,
          leasehold improvements and leases                                    (11)                  837                  1,186
       Realized gain on sale of marketable
          investment securities                                               (453)                    -                   (651)
       Issuance of common and preferred stock in lieu
          of cash for services                                                 378                   204                  1,653
       Compensation expense on stock options                                   882                 1,155                  3,503
       Write off of in-process research and development                          -                     -                 17,760
       Decrease (increase) in operating assets:
          Accounts receivable                                                 (310)                 (135)                  (466)
          Other current assets and other assets                             (1,750)                   46                 (2,249)
       Increase (decrease) in operating liabilities:
          Accounts payable, accrued expenses
            and accrued severance                                           (1,069)                2,064                    289
          Deferred income                                                        -                    94                   (486)
          Due to related parties                                                 -                    20                      -
                                                                      ------------          ------------    -------------------
               Net cash used in operating activities                        (7,138)               (5,372)               (83,163)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities                  (36,301)                7,806               (141,890)
  Acquisition of equipment and leasehold improvements                         (366)                  (12)               (10,567)
  Proceeds from sale of equipment                                                9                     3                  1,284
  Cash paid for acquisition, net of cash received                                -                     -                   (676)
                                                                      ------------          ------------    -------------------
               Net cash provided by (used in)
                 investing activities                                      (36,658)                7,797               (151,849)

Cash flows from financing activities:
  Proceeds from note payable to bank                                             -                     -                    124
  Proceeds from issuance of preferred stock                                      -                     -                 17,581
  Proceeds from issuance of common stock                                       574                 4,260                308,983
  Proceeds from long-term debt                                                   -                     -                  1,166
  Principal payments on note payable to bank                                     -                     -                   (124)
  Principal payments under capital lease obligations                          (171)                 (115)                (1,984)
  Principal payments on long-term debt                                           -                    (4)                (2,854)
  Repurchase of preferred stock                                                  -                     -                   (300)
                                                                      ------------          ------------    -------------------
               Net cash provided by financing activities                       403                 4,141                322,592

Effect of exchange rate changes on cash                                       (230)                    -                   (120)
                                                                      ------------          ------------    -------------------

Net increase (decrease) in cash and cash equivalents                       (43,623)                6,566                 87,460

Cash and cash equivalents at beginning of period                           131,083                13,116                      -
                                                                      ------------          ------------    -------------------

Cash and cash equivalents at end of period                            $     87,460          $     19,682    $            87,460
                                                                      ============          ============    ===================

         See accompanying notes to consolidated financial statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                                     October 22, 1986
                                                               Three Months Ended March 31,        (inception) through
                                                            ----------------------------------
                                                                 2001               2000             March 31, 2001
                                                            --------------      --------------     -------------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                      $            5      $           25     $               807
Cash paid for taxes                                                     --                  --                   1,018

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
     capital lease obligations                                          --                  --                   1,478
Acquisition of leasehold improvements through
     incurrence of debt                                                 --                  --                     197
Issuance of stock for stock subscription receivable                     23                  --                   4,023
Accrual of deferred offering costs                                      --                  --                     150
Change in unrealized gain/loss on marketable
     investment securities                                             768                  28                     959
Issuance of common stock in exchange for
     minority interest                                                  --                  --                   2,500

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The consolidated financial statements include the financial statements of NPS and its Canadian operating subsidiary NPS Allelix Corp. (NPS Allelix), formerly Allelix Biopharmaceuticals Inc., collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2001.

       This report should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the SEC.

       The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)    Loss Per Common Share

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

       Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 2.4 million and 2.5 million shares for the three months ended March 31, 2001 and 2000, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3)    Operating Segment

       The Company is engaged in the discovery, development, and commercialization of small molecule drugs and recombinant proteins and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements.

(4)    Comprehensive Loss

       The components of the Company's comprehensive loss are as follows, in thousands:

                                                Three months ended       Three months ended
                                                  March 31, 2001           March 31, 2000
                                                ------------------       ------------------
       Other comprehensive loss:
         Gross unrealized gain on marketable
           investment securities                      $(1,221)                $   (28)
         Reclassifications for realized gain on
           marketable investment securities               453                      --
                                                      -------                 -------
         Net realized gain on marketable
           investment securities                         (768)                    (28)
         Foreign currency translation loss              1,101                      --
       Net loss                                         6,068                  11,085
                                                      -------                 -------
       Comprehensive loss                             $ 6,401                 $11,057
                                                      =======                 =======

(5)    Plan of Termination

       As of December 31, 2000, the Company had a balance of approximately $154,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $110,000 was paid in severance benefits during the first three months of 2001.

       Effective February 6, 2001, the Company terminated the employment of five administrative employees. The Company recorded $516,000 for severance benefits for these employees, which is included in general and administrative expense during the three months ended March 31, 2001. This amount is included as a liability at March 31, 2001.

(6)    Recent Accounting Pronouncements

       The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company's adoption of SFAS No. 133, on January 1, 2001, did not have an impact on its consolidated financial position, results of operations, or cash flows.

       In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, results of operations for the quarterly information for March 31, 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the three months ended March 31, 2000. Based on the criteria included in SAB No. 101, the Company concluded that nonrefundable license fees should be recognized over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was then recognized in the three months ended March 31, 2000.

(7)      Legal Proceedings

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE FINANCIAL STATEMENTS AND NOTES THERETO, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THIS DOCUMENT, AS WELL AS IN OUR ANNUAL REPORT ON SEC-FILED FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, UNDER THE HEADING "RISK FACTORS."

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

         Substantially all of our resources are devoted to our research and development programs. To date, we have not completed the development of any pharmaceutical product for sale. We have incurred cumulative losses through March 31, 2001 of approximately $117.1 million, net of cumulative revenues from research and license agreements of approximately $63.6 million. We expect to incur significant operating losses over at least the next several years as we continue current clinical trial activities, expand our clinical trials for other product candidates, and research activities. In particular, we are conducting a 1,800 to 2,000 patient Phase III clinical trial for ALX1-11, and expect to expend significant resources on the development of this product.

Results of Operations

Revenues

         Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $491,000 for the quarter ended March 31, 2001, compared to $2.2 million for the quarter ended March 31, 2000. The decrease in revenues for the three months ended March 31, 2001 was primarily due to the expiration during 2000 of research and development support payments under existing license or collaborative agreements. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

Research and Development

         Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid to outside professionals to conduct sponsored research, clinical studies, and trials. Our research and development expenses of $7.3 million for the quarter ended March 31, 2001, were consistent with $7.7 million for the comparable period of 2000. We continue to incur research and development expenses relating to a pivotal Phase III clinical trial for ALX1-11 and a pilot Phase II clinical trial for ALX-0600. We have the right to be reimbursed under our agreement with Technology Partnerships Canada, or TCP, for a portion of our research and development expenses for ALX-0600. We expect research and development expenses to continue at this level or higher as these clinical trials progress. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates or companies.

General and Administrative

         Our general and administrative expenses consist primarily of the costs of our executive management, finance and administrative staff, business insurance, taxes and professional fees. Our general and administrative expenses were $3.7 million for the quarter ended March 31, 2001, compared to $3.8 million for the quarter ended March 31, 2000. We expect that general and administrative expenses in future quarters will equal or exceed the amount recognized in the first quarter of 2001 in order to support operations in Canada and the U.S. and pre-launch commercialization costs for product candidates.

Amortization of Goodwill and Acquired Intangibles

         We are required to amortize goodwill and other acquired intangibles as a result of our December 1999 acquisition of Allelix. The remaining intangible assets at March 31, 2001 total approximately $13.4 million. We are amortizing these assets over their expected lives, which range from two to six years. We recorded amortization expense of $866,000 for the three months ended March 31, 2001 as compared to $910,000 for three months ended March 31, 2000.

In-Process Research and Development Acquired

         We recorded an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of NPS Allelix. The acquired in-process research and development consisted of five drug development programs. The two most advanced product candidates, ALX1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83% of the total value of the acquired in-process research and development.

         Since the date of the acquisition, we revised our plans for the next series of clinical trials for ALX1-11 and ALX-0600. We started a pivotal Phase III clinical trial with ALX1-11, which includes an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. We also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through March 31, 2001, we have incurred development costs of approximately $16.0 million for ALX1-11 and $2.1 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

         We believe the assumptions we used in the valuation of the in-process research and development we acquired from NPS Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net

         Our total other income (loss), net, increased from a loss of $372,000 to income of $5.3 million for the three months ended March 31, 2001, as compared with the same period in the prior year. The increase for the three months ended March 31, 2001 is mainly the result of increased interest income of $3.3 million and an increased gain on sale of marketable investment securities of $453,000, both resulting from higher cash, cash equivalent, and marketable investment security balances. These balances increased primarily due to cash received from a private placement offering of 3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000, and from a follow-on offering of 4.6 million common shares of the Company which was completed in November 2000. We expect that interest income will continue to be higher in 2001 due to higher average cash, cash equivalent, and marketable investment security balances for the year resulting from these offerings in 2000. However, we anticipate that interest income will decrease in the future as cash is utilized for operations. Additionally, we recorded a non-cash loss of approximately $840,000 during the three months ended March 31, 2000 associated with closing a facility in New Jersey that we acquired as part of the Allelix transaction. A similar loss was not recorded during the three months ended March 31, 2001. Finally, we recorded income from an equity investment of $964,000 during the three months ended March 31, 2001. Our equity investee, for which we had an investment balance of zero, distributed proceeds from the sale of substantially all of its assets to a third party.

Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. We adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, results of operations for the quarterly information for March 31, 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the three months ended March 31, 2000. Based on the criteria included in SAB No. 101, we concluded that nonrefundable license fees should be recognized over the period wherein we have continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was then recognized in the three months ended March 31, 2000.

Liquidity and Capital Resources

         We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of March 31, 2001, we had recognized $63.6 million of cumulative revenues from payments for research support and license fees and $326.3 million from the sale of equity securities for cash. The sale of equity securities includes $424,000 received from the exercise of options during the first three months of 2001 and $150,000 from the sale of common stock under the terms of our Employee Stock Purchase Plan. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $241.3 million at March 31, 2001.

         Net cash used in operating activities was $7.1 million for the three months ended March 31, 2001 compared to $5.4 million for the three months ended March 31, 2000. The increase in cash used in operating activities was due primarily to increases in cash used for other current assets and other assets of $1.8 million and to increases in cash used for accounts payable, accrued expenses, and accrued severance of $3.1 million, offset by a decrease in the net loss of $3.2 million, excluding all non-cash expense/income, for the three months ended March 31, 2001 as compared with the same period in the prior year. Net cash used in investing activities was $36.7 million for the three months ended March 31, 2001 compared to net cash provided by investing activities of $7.8 million for the three months ended March 31, 2000. Net cash used in investing activities in 2001 was almost entirely the result of continuing to invest the proceeds from our offerings in 2000 in marketable investment securities. Net cash provided by financing activities was $403,000 for the three months ended March 31, 2001 compared to $4.1 million for the three months ended March 31, 2000. Net cash provided by financing activities in 2000 resulted primarily from the proceeds from the exercise of outstanding options and warrants. The activity of employees exercising options decreased in 2001 as compared to the same quarter in the prior year.

         During the past, we have received quarterly research and/or development support payments under our agreements with Amgen, Kirin, and GlaxoSmithKline, and under NPS Allelix's agreements with Janssen and Eli Lilly Canada. With the exception of GlaxoSmithKline, all of the research and development support payments under these agreements expired in 2000. Funded research with GlaxoSmithKline continues on a month-to-month basis. We do not receive any research and development support payments under our agreements with Abbott Laboratories, Forrest Laboratories, or AstraZeneca. However, we could receive future payments of up to $142.5 million in the aggregate if these parties accomplish specified research and/or development milestones under our agreements with all of those parties. Some of the late-stage development milestone payments will not be due from AstraZeneca if we elect a co-promotion option. All of the agreements also require the licensees to make royalty payments to us if they sell products derived from the license rights. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee under certain conditions.

         We have an agreement with TPC, a Canadian government program, under which TPC will reimburse us for our research expenses for treatments for various intestinal disorders using our ALX-0600 product. TPC will reimburse us for 30% of the qualified costs we incur through December 2002, to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received from the sale or license of any product we develop from the funded research. These payments terminate in December 2008 if we have paid TPC a total of at least Cdn. $23.9 million through that date, or if we have paid TPC less than that amount through that date, the payments continue until the earlier of when we have paid TPC a total of Cdn $23.9 million or December 2017. As of March 31, 2001, we have invoiced TPC for a total of Cdn $3.3 million for reimbursement.

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

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because we do not currently hold any derivative instruments, and do not engage in hedging activities, our adoption of SFAS No. 133 on January 1, 2001 did not have an impact on our consolidated financial position, results of operations, or cash flows.

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

Foreign Currency Risk

         Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the March 31, 2001, rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NPS Pharmaceuticals, Inc.


Date: May 15, 2001            By:           /s/ James U. Jensen
                                  ---------------------------------------------
                                  James U. Jensen, Vice President
                                  Corporate Development and Legal Affairs
                                  (Executive Officer)

Date: May 15, 2001            By:           /s/ Robert K. Merrell
                                  ---------------------------------------------
                                  Robert K. Merrell, Vice President, Finance,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)