Form 10-Q
period 2001-06-30
NPS PHARMACEUTICALS INC
filed 2001-08-14
CIK 890465

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

                 For the quarterly period ended June 30, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period from ______________ to _____________.

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

                         _____________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at August 10, 2001
       -----------------------------       ------------------------------
       Common Stock $.001 par value                   30,000,457*

     * Includes 908,681 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

================================================================================

                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1.  Condensed Consolidated Financial Statements.

         Condensed Consolidated Balance Sheets.........................    3

         Condensed Consolidated Statements of Operations...............    4

         Condensed Consolidated Statements of Cash Flows...............    5

         Notes to Condensed Consolidated Financial Statements..........    7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   14

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........   15

SIGNATURES.............................................................   16

PART I. FINANCIAL INFORMATION

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

Item 1.  Condensed Consolidated Financial Statements.

                                                                        June 30, 2001         December 31, 2000
                                                                      ------------------      -----------------
Assets

Current assets:
     Cash and cash equivalents                                         $         51,690        $        131,083
     Marketable investment securities                                           178,578                 115,853
     Accounts receivable                                                          1,104                     523
     Other current assets                                                         3,677                   1,129
                                                                      -----------------       -----------------
           Total current assets                                                 235,049                 248,588

Restricted marketable investment securities                                           -                     754
Plant and equipment:
     Land                                                                           430                     434
     Building                                                                     1,153                   1,164
     Equipment                                                                    8,532                   7,532
     Leasehold improvements                                                       2,891                   2,767
                                                                      -----------------       -----------------
                                                                                 13,006                  11,897
     Less accumulated depreciation and amortization                               7,721                   6,922
                                                                      -----------------       -----------------
          Net plant and equipment                                                 5,285                   4,975
Goodwill, net of accumulated amortization                                         8,085                   9,072
Purchased intangible assets, net of accumulated amortization                      4,961                   5,867
Other assets                                                                          2                      14
                                                                      -----------------       -----------------
                                                                       $        253,382        $        269,270
                                                                      =================       =================

Liabilities and Stockholders' Equity

Current liabilities:
     Current installments of obligations under capital leases          $              9        $            305
     Accounts payable                                                             5,739                     813
     Accrued expenses                                                               568                   2,604
     Accrued severance                                                              226                     154
                                                                      -----------------       -----------------
          Total current liabilities                                               6,542                   3,876

Obligations under capital leases, excluding current installments                      -                      54
                                                                      -----------------       -----------------
          Total liabilities                                                       6,542                   3,930

Stockholders' equity:
     Common stock                                                                    30                      30
     Additional paid-in capital                                                 380,821                 377,802
     Deferred compensation                                                         (201)                   (800)
     Accumulated other comprehensive loss                                          (540)                   (657)
     Deficit accumulated during development stage                              (133,270)               (111,035)
                                                                      -----------------       -----------------
          Net stockholders' equity                                              246,840                 265,340
                                                                      -----------------       -----------------
                                                                       $        253,382        $        269,270
                                                                      =================       =================

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                Condensed Consolidated Statement of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               Three Months Ended           Six Months Ended      October 22, 1986,
                                                                    June 30,                    June 30,         (inception) through
                                                               2001          2000          2001          2000       June 30, 2001
                                                           ------------- ------------- ------------ ------------- ------------------
Revenues from research and license agreements               $       491   $     1,957   $      982   $     4,154    $      64,092

Operating expenses:
   Research and development                                      16,930         6,260       24,197        13,961          143,653
   General and administrative                                     2,797         2,994        6,476         6,792           53,529
   Amortization of goodwill and acquired intangibles                858           910        1,724         1,820            5,284
   In-process research and development acquired                       -             -            -             -           17,760
                                                           ------------- ------------- ------------ ------------- ------------------
          Total operating expenses                               20,585        10,164       32,397        22,573          220,226

                                                           ------------- ------------- ------------ ------------- ------------------
                 Operating loss                                 (20,094)       (8,207)     (31,415)      (18,419)        (156,134)

Other income (expense):
   Interest income                                                3,173           896        6,978         1,373           23,519
   Interest expense                                                   -           (25)          (5)          (50)            (807)
   Gain on sale of marketable investment securities                 371            88          824            88            1,022
   Gain (loss) on disposition of equipment, leasehold
       improvements and leases                                        -          (284)          11        (1,124)          (1,186)
   Foreign currency transaction gain                                 18            72           21            84              158
   Other                                                            365            26        1,351            29            1,676
                                                           ------------- ------------- ------------ ------------- ------------------
          Total other income                                      3,927           773        9,180           400           24,382

                                                           ------------- ------------- ------------ ------------- ------------------
               Loss before tax expense                          (16,167)       (7,434)     (22,235)      (18,019)        (131,752)

Income tax expense                                                    -             -            -             -            1,018
                                                           ------------- ------------- ------------ ------------- ------------------

               Loss before cumulative effect of change
                    in accounting principle                     (16,167)       (7,434)     (22,235)      (18,019)        (132,770)

Cumulative effect on prior years
     (to December 31, 1999) of changing to a
     different revenue recognition method                             -             -            -          (500)            (500)
                                                           ------------- ------------- ------------ ------------- ------------------
               Net loss                                     $   (16,167)  $    (7,434)  $  (22,235)  $   (18,519)   $    (133,270)
                                                           ============= ============= ============ ============= ==================

Basic and diluted loss per common and common equivalent share:

               Loss before cumulative effect of change
                    in accounting principle                 $     (0.54)  $     (0.32)  $    (0.75)  $     (0.83)

               Cumulative effect on prior years
                    (to December 31, 1999) of changing to a
                    different revenue recognition method    $         -   $         -   $        -   $     (0.02)
                                                           ------------- ------------- ------------ -------------
                 Net loss                                   $     (0.54)  $     (0.32)  $    (0.75)  $     (0.85)
                                                           ============= ============= ============ =============

Weighted average common and common-equivalent
  shares outstanding - basic and diluted                         29,846        23,509       29,790        21,724
                                                           ============= ============= ============ =============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                             Six Months Ended June 30,      October 22, 1986
                                                                           ----------------------------    (inception) through
                                                                               2001            2000           June 30, 2001
                                                                           ------------    ------------    -------------------
Cash flows from operating activities:
     Net loss                                                               $  (22,235)    $   (18,519)        $  (133,270)
     Adjustments to reconcile net loss to net
          cash used in operating activities:
               Depreciation and amortization                                     2,522           2,847              14,660
               Loss (gain) on disposition of equipment,
                    leasehold improvements and leases                              (11)          1,124               1,186
               Realized gain on sale of marketable
                     investment securities                                        (824)            (88)             (1,022)
               Issuance of common and preferred stock in lieu
                    of cash for services                                           386             221               1,661
               Compensation expense on stock options                             1,780           1,163               4,401
               Write off of in-process research and development                      -               -              17,760
               Decrease (increase) in operating assets:
                    Accounts receivable                                           (580)            322                (736)
                    Other current assets and other assets                       (2,271)            (87)             (2,770)
               Increase (decrease) in operating liabilities:
                    Accounts payable, accrued expenses
                         and accrued severance                                   2,966           1,463               4,324
                    Deferred income                                                  -            (557)               (486)
                    Due to related parties                                           -             113                   -
                                                                           ------------    ------------    -------------------
                         Net cash used in operating activities                 (18,267)        (11,998)            (94,292)

Cash flows from investing activities:
     Net purchase of marketable investment securities                          (61,011)        (23,807)           (166,600)
     Acquisition of equipment and leasehold improvements                        (1,130)            (48)            (11,331)
     Proceeds from sale of equipment                                                 9              33               1,284
     Cash paid for acquisition, net of cash received                                 -               -                (676)
                                                                           ------------    ------------    -------------------
                         Net cash used in investing activities                 (62,132)        (23,822)           (177,323)

Cash flows from financing activities:
     Proceeds from note payable to bank                                              -               -                 124
     Proceeds from issuance of preferred stock                                       -               -              17,581
     Proceeds from issuance of common stock                                      1,190          49,816             309,599
     Proceeds from long-term debt                                                    -               -               1,166
     Principal payments on note payable to bank                                      -               -                (124)
     Principal payments under capital lease obligations                           (342)           (207)             (2,155)
     Principal payments on long-term debt                                            -              (4)             (2,854)
     Repurchase of preferred stock                                                   -               -                (300)
                                                                           ------------    ------------    -------------------
                         Net cash provided by financing activities                 848          49,605             323,037

Effect of exchange rate changes on cash                                            158              32                 268
                                                                           ------------    ------------    -------------------

Net increase (decrease) in cash and cash equivalents                           (79,393)         13,817              51,690

Cash and cash equivalents at beginning of period                               131,083          13,116                   -
                                                                           ------------    ------------    -------------------

Cash and cash equivalents at end of period                                  $   51,690     $    26,933           $  51,690
                                                                           ============    ============    ===================

    See accompanying Notes to Condensed Consolidated Financial Statements.

                  NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                             Six Months Ended June 30,      October 22, 1986
                                                                           ----------------------------    (inception) through
                                                                               2001            2000           June 30, 2001
                                                                           ------------    ------------    -------------------
Supplemental Disclosure of Cash Flow
     Information:
Cash paid for interest                                                      $        -     $        50           $     807
Cash paid for taxes                                                                  -               -               1,018

Supplemental Schedule of Noncash Investing and
     Financing Activities:
Acquisition of equipment through incurrence of
     capital lease obligations                                                       -               -               1,478
Acquisition of leasehold improvements through
     incurrence of debt                                                              -               -                 197
Issuance of stock for stock subscription receivable                                455               -               4,455
Accrual of deferred offering costs                                                   -               -                 150
Change in unrealized gain/loss on marketable
     investment securities                                                         221              47                 412
Issuance of common stock in exchange for
     minority interest                                                               -           2,500               2,500

    See accompanying Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the financial statements of NPS and its Canadian operating subsidiary NPS Allelix Corp. (NPS Allelix) formerly Allelix Biopharmaceuticals, Inc., collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2001.

     This report should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the SEC.

     The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2)  Loss Per Common Share

     Basic loss per common share is the amount of loss for the period available to each common and exchangeable share outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period available to each common and exchangeable share outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of all potentially dilutive common stock equivalents outstanding during the period.

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 2.8 million and 3.0 million shares for the three and six months ended June 30, 2001 and 2000, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3)  Operating Segment

     The Company is engaged in the discovery, development, and commercialization of small molecule drugs and recombinant proteins and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements.

(4)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows, in thousands:

                                      Three months         Three months         Six months          Six months
                                          ended               ended               ended               ended
                                      June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                    ----------------     ---------------     ---------------     ---------------
Other comprehensive loss:
 Gross unrealized loss (gain)
    on marketable investment
    securities                           $   176                (135)             (1,045)                 (163)
 Reclassification for realized
    gain on marketable
    investment securities                    371                  88                 824                    88
                                         -------             -------             -------               -------
 Net unrealized loss (gain) on
    marketable investment
    securities                               547                 (47)               (221)                  (75)
 Foreign currency translation
    loss (gain)                             (997)                 54                 104                    54
Net loss                                  16,167               7,434              22,235                18,519
                                         -------             -------             -------               -------
Comprehensive loss                       $15,771             $ 7,441             $22,118               $18,498
                                         =======             =======             =======               =======

(5)  Plan of Termination

     As of December 31, 2000, the Company had a balance of approximately $154,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. All of this amount was paid in severance benefits during the six months ended June 30, 2001.

     Effective February 6, 2001, the Company terminated the employment of five administrative employees. The Company recorded $516,000 for severance benefits for these employees, which was included in general and administrative expense during the three months ended March 31, 2001. Approximately $56,000 of this amount was paid through June 30, 2001 in severance benefits and approximately $234,000 was charged to additional paid-in capital during the six months ended June 30, 2001.

(6)  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.2 million and unamortized identifiable intangible assets in the amount of $4.1 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and assembled work force was $2.2 million and $1.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company's adoption of SFAS No. 133, on January 1, 2001, did not have an impact on its consolidated financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, quarterly results of operations for 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the six months ended June 30, 2000. Based on the criteria included in SAB No. 101, the Company concluded that nonrefundable license fees should be recognized over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was recognized in the three months ended March 31, 2000, and the remaining $250,000 of which was then recognized in the three months ended June 30, 2000.

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

     Substantially all of our resources are devoted to our research and development programs. To date, we have not completed the development of any pharmaceutical product for sale. We have incurred cumulative losses through June 30, 2001 of approximately $133.3 million, net of cumulative revenues from research and license agreements of approximately $64.1 million. We expect to incur significant operating losses over at least the next several years as we continue current clinical trial activities, expand our clinical trials for other product candidates, and research activities. In particular, we are conducting a 1,800 to 2,000 patient Phase III clinical trial for ALX1-11, and expect to expend significant resources on the development of this product.

Results of Operations

Revenues

     Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $491,000 for the quarter ended June 30, 2001, compared to $2.0 million for the quarter ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $982,000 compared to $4.2 million for the same period in the prior year. The decrease in revenues for the three and six months ended June 30, 2001 was primarily due to the expiration during 2000 of research and development support payments under existing license or collaborative agreements. We expect that revenues in the third quarter of 2001 will be comparable with the amount recognized in the second quarter of 2001. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

Research and Development

     Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and manufacturing of drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $16.9 million for the quarter ended June 30, 2001 from $6.3 million for the comparable period of 2000 and to $24.2 million for the six months ended June 30, 2001 from $14.0 million in the comparable period in 2000. Research and development expenses increased over the prior year amounts primarily due to the cost of the advancing Phase III clinical trial for ALX1-11. We expect research and development expenses to be approximately $18 to $20 million in the third quarter of 2001. The anticipated increase is due to continued enrollment of patients in the Phase III clinical trial for ALX1-11, conducting portions of our clinical trials for ALX1-11 outside of the United States in anticipation of marketing ALX1-11 in other countries, manufacturing ALX1-11 in anticipation of FDA approval, and preparing for additional Phase II clinical trials for ALX-0600. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates or companies.

General and Administrative

     Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes and professional fees. Our general and administrative expenses of $2.8 million for the quarter ended June 30, 2001 were comparable with $3.0 million for the quarter ended June 30, 2000. Additionally, general and administration expenses of $6.5 million for the six months ended June 30, 2001 were comparable with $6.8 million for the same period in the prior year. We expect that general and administrative expenses in the third quarter of 2001 will be approximately $3.0 million.

Amortization of Goodwill and Acquired Intangibles

     We are required to amortize goodwill and other acquired intangibles as a result of our December 1999 acquisition of Allelix Biopharmaceuticals Inc. ("Allelix"). The remaining intangible assets at June 30, 2001 total approximately $13.0 million. We are amortizing these assets over their expected lives, which range from two to six years. We recorded amortization expense of $858,000 for the three months ended June 30, 2001 as compared to $910,000 for three months ended June 30, 2000, and $1.7 million for the six months ended June 30, 2001 as compared to $1.8 million for the same period in the prior year.

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

     Since the date of the acquisition, we revised our plans for the next series of clinical trials for ALX1-11 and ALX-0600. We started a pivotal Phase III clinical trial with ALX1-11, which includes an 18-month course of treatment in 1,800 to 2,000 patients with osteoporosis. We also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through June 30, 2001, we have incurred development costs of approximately $26.6 million for ALX1-11 and $3.2 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

     We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans, as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net

     Our total other income, net, increased from $773,000 to $3.9 million for the three months ended June 30, 2001 as compared with the same period in the prior year, and from $400,000 to $9.2 million for the six months ended June 30, 2001 as compared with the same period in the prior year. The increases for the three and six months ended June 30, 2001 are mainly the result of increased interest income of $2.3 million and $5.6 million, respectively, and an increased gain on sale of marketable investment securities of $283,000 and $736,000, respectively, both resulting from higher cash, cash equivalent, and marketable investment security balances. These balances increased primarily due to cash received from a private placement offering of 3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000, and from a follow-on offering of 4.6 million common shares of the Company which was completed in November 2000. We expect that interest income will continue to be higher in 2001 due to higher average cash, cash equivalent, and marketable investment security balances for the year resulting from these offerings in 2000. However, we anticipate that interest income will decrease in the future as cash is utilized for operations. Additionally, we recorded a non-cash loss of approximately $1.2 million during the six months ended June 30, 2000 associated with closing a facility in New Jersey that we acquired as part of the Allelix transaction. A similar loss was not recorded during the six months ended June 30, 2001. Finally, during the six months ended June 30, 2001, we recorded income from an equity investment of $1.3 million. Our equity investee, for which we had an investment balance of zero, distributed proceeds from the sale of substantially all of its assets to a third party. We expect that total other income, net, to be $2.5 million to $3.0 million in the third quarter of 2001.

Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. We adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, quarterly results of operations for 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the six months ended June 30, 2000. Based on the criteria included in SAB No. 101, we concluded that nonrefundable license fees should be recognized over the period wherein we have continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was recognized in the three months ended March 31, 2000, and the remaining $250,000 of which was then recognized in the three months ended June 30, 2001.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of June 30, 2001, we had recognized $64.1 million of cumulative revenues from payments for research support and license fees and $326.9 million from the sale of equity securities for cash. The sale of equity securities includes $1.0 million received from the exercise of options during the first six months of 2001 and $150,000 from the sale of common stock under the terms of our Employee Stock Purchase Plan. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $230.3 million at June 30, 2001.

     Net cash used in operating activities was $18.3 million for the six months ended June 30, 2001 compared to $12.0 million for the six months ended June 30, 2000. The increase in cash used in operating activities was due primarily to an increase in the net loss, excluding all non-cash expense/income, of $5.1 million for the six months ended June 30, 2001 as compared with the same period in the prior year, and to increases in cash used for other current assets and other assets of $2.2 million offset by increases in cash provided by accounts payable, accrued expenses, and accrued severance of $1.5 million. Net cash used in investing activities was $62.1 million for the six months ended June 30, 2001 compared to $23.8 million for the six months ended June 30, 2000. Net cash used in investing activities in 2001 was almost entirely the result of continuing to invest the proceeds from our offerings in 2000 in marketable investment securities. Net cash provided by financing activities was $848,000 for the six months ended June 30, 2001 compared to $49.6 million for the six months ended June 30, 2000. Net cash provided by financing activities in 2000 resulted primarily from the proceeds from our private placement, which closed in April 2000.

     During the past, we have received quarterly research and/or development support payments under our agreements with Amgen, Kirin, and GlaxoSmithKline, and under NPS Allelix's agreements with Janssen and Eli Lilly Canada. With the exception of GlaxoSmithKline, all of the research and development support payments under these agreements expired in 2000. Funded research with GlaxoSmithKline continues on a month-to-month basis. We do not receive any research and development support payments under our agreements with Abbott Laboratories, Forrest Laboratories, or AstraZeneca. However, we could receive future payments of up to $142.5 million in the aggregate if each of our several licensees accomplishes the specified research and/or development milestones provided in the several agreements with these licensees. Some of the late-stage development milestone payments will not be due from AstraZeneca if we elect a co-promotion option. All of the agreements also require the licensees to make royalty payments to us if they sell products derived from the license rights. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee under certain conditions.

     We have an agreement with Technology Partnerships Canada ("TPC"), a Canadian government program, under which TPC will reimburse us for a portion of our research and development expenses for our ALX-0600 product candidate. TPC will reimburse us for 30% of the qualified costs we incur through December 2002, to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received from the sale or license of any product we develop from the funded research. These payments terminate in December 2008 if we have paid TPC a total of at least Cdn. $23.9 million through that date. If we have paid TPC less than that amount through that date, the payments continue until the earlier of when we have paid TPC a total of Cdn $23.9 million or December 2017. As of June 30, 2001, we have invoiced TPC for a total of Cdn $3.6 million for reimbursement.

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

     We expect that our existing capital resources, including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations for at least the next 24 months. However, our actual needs will depend on numerous factors, especially with regard to the clinical trial and pre-launch marketing and production costs for ALX1-11. Furthermore, if we advance current proprietary programs or if we in-license or otherwise acquire other technologies, product candidates or companies, we may need to make substantial additional expenditures.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     As of the date of adoption, we expect to have unamortized goodwill in the amount of $7.2 million and unamortized identifiable intangible assets in the amount of $4.1 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and assembled work force was $2.2 million and $1.0 million for the year ended December 31,2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in 1998. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because we do not currently hold any derivative instruments, and do not engage in hedging activities, our adoption of SFAS No. 133 on January 1, 2001 did not have an impact on our consolidated financial position, results of operations, or cash flows.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. We have established policies and procedures to manage the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist mainly of fixed-rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical 10% increase in interest rates, the resulting decrease in fair market value of marketable investment securities would be insignificant to the financial statements.

Foreign Currency Risk

     Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the June 30, 2001 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Annual Meeting of Stockholders was held on May 24, 2001. The stockholders approved all proposals by the vote specified below:

Proposal One:  To elect eleven (11) directors as set forth in the Proxy
------------   Statement.

             Nominees                           For              Withheld
             --------                        ----------          --------
         Santo J. Costa..................... 22,144,294          119,894
         John R. Evans...................... 22,144,294          119,894
         James G. Groninger................. 22,144,294          119,894
         Tamar Howson....................... 22,126,101          138,087
         Hunter Jackson..................... 22,072,158          192,030
         Joseph Klein, III.................. 22,144,294          119,894
         Donald E. Kuhla.................... 22,144,294          119,894
         Thomas N. Parks.................... 22,144,294          119,894
         Edward Rygiel...................... 22,108,216          155,972
         Calvin Stiller..................... 22,144,294          119,894
         Peter G. Tombros................... 22,144,294          119,894

Proposal Two:  To ratify the appointment of KPMG LLP as independent auditors for
------------   the Company for the 2001 fiscal year: For: 22,201,022; Against:
               62,081; Abstain: 1,085.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NPS PHARMACEUTICALS, INC.



Date: August 14, 2001                   By: /s/ James U. Jensen
                                            -----------------------------------
                                            James U. Jensen, Vice President
                                            Corporate Development and Legal
                                            Affairs (Executive Officer)


Date: August 14, 2001                   By: /s/ Robert K. Merrell
                                            -----------------------------------
                                            Robert K. Merrell, Vice President,
                                            Finance, Chief Financial Officer
                                            and Treasurer (Principal Financial
                                            and Accounting Officer)