Form 10-Q
period 2001-09-30
NPS PHARMACEUTICALS INC
filed 2001-11-14
CIK 890465

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 |X|    Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

 |_|    Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

              For the Transition Period from ________ to _________.

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES |X| NO |_|

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 12, 2001
 ----------------------------                  ---------------------------------
 Common Stock $.001 par value                             30,038,611*

     * Includes 879,866 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant on a one-for-one basis.

================================================================================

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
Item 1.  Condensed Consolidated Financial Statements.

            Condensed Consolidated Balance Sheets .............................    3

            Condensed Consolidated Statements of Operations ...................    4

            Condensed Consolidated Statements of Cash Flows ...................    5

            Notes to Condensed Consolidated Financial Statements ..............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ............................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........   14

PART II  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K ......................................   15

SIGNATURES ....................................................................   15

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                     Condensed Consolidated Balance Sheets
                                 (In thousands)
                                  (Unaudited)


                                                                     September 30, 2001         December 31, 2000
                                                                     ------------------         -----------------
Assets

Current assets:
   Cash and cash equivalents                                         $           48,348         $         131,083
   Marketable investment securities                                             171,963                   115,853
   Accounts receivable                                                            1,328                       523
   Other current assets                                                           4,444                     1,129
                                                                     ------------------         -----------------
      Total current assets                                                      226,083                   248,588

Restricted marketable investment securities                                           -                       754
Plant and equipment:
   Land                                                                             412                       434
   Building                                                                       1,107                     1,164
   Equipment                                                                      8,739                     7,532
   Leasehold improvements                                                         2,902                     2,767
                                                                     ------------------         -----------------
                                                                                 13,160                    11,897
   Less accumulated depreciation and amortization                                 8,108                     6,922
                                                                     ------------------         -----------------
      Net plant and equipment                                                     5,052                     4,975

Goodwill, net of accumulated amortization                                         7,328                     9,072
Purchased intangible assets, net of accumulated amortization                      4,354                     5,867
Other assets                                                                          2                        14
                                                                     ------------------         -----------------
                                                                     $          242,819         $         269,270
                                                                     ==================         =================

Liabilities and Stockholders' Equity

Current liabilities:
   Current installments of obligations under capital leases          $                6         $             305
   Accounts payable                                                               4,271                       813
   Accrued expenses                                                               2,839                     2,604
   Accrued severance                                                                129                       154
                                                                     ------------------         -----------------
      Total current liabilities                                                   7,245                     3,876

Obligations under capital leases, excluding current installments                      -                        54
                                                                     ------------------         -----------------
      Total liabilities                                                           7,245                     3,930

Stockholders' equity:
   Common stock                                                                      30                        30
   Additional paid-in capital                                                   381,279                   377,802
   Deferred compensation                                                           (118)                     (800)
   Accumulated other comprehensive income (loss)                                  1,778                      (657)
   Deficit accumulated during development stage                                (147,395)                 (111,035)
                                                                     ------------------         -----------------
      Net stockholders' equity                                                  235,574                   265,340
                                                                     ------------------         -----------------
                                                                     $          242,819         $         269,270
                                                                     ==================         =================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           Three Months Ended           Three Months Ended        October 22, 1986,
                                                              September 30,                September 30,         (inception) through
                                                         2001            2000           2001           2000       September 30, 2001
                                                       ---------       ---------     ----------      ---------    ------------------
Revenues from research and license agreements          $     395       $   1,654     $    1,377      $   5,808          $   64,486

Operating expenses:
 Research and development                                 14,041           6,442         38,238         20,403             157,694
 General and administrative                                2,512           2,954          8,988          9,746              56,040
 Amortization of goodwill and acquired intangibles           856             874          2,580          2,694               6,141
 In-process research and development acquired                  -               -              -              -              17,760
                                                       ---------       ---------     ----------      ---------          ----------
     Total operating expenses                             17,409          10,270         49,806         32,843             237,635
                                                       ---------       ---------     ----------      ---------          ----------
       Operating loss                                   (17,014)          (8,616)       (48,429)       (27,035)           (173,149)

Other income (expense):
 Interest income                                           2,688           1,214          9,666          2,587              26,208
 Interest expense                                              -             (27)            (5)           (77)               (807)
 Gain on sale of marketable investment securities            137              (9)           961             79               1,159
 Gain (loss) on disposition of  equipment, leasehold
  improvements and leases                                      -              26             11         (1,098)             (1,186)
 Foreign currency transaction gain                            17              15             38             99                 176
 Other                                                        47              14          1,398             43               1,722
                                                       ---------       ---------     ----------      ---------          ----------
     Total other income                                    2,889           1,233         12,069          1,633              27,272
                                                       ---------       ---------     ----------      ---------          ----------
       Loss before tax expense                           (14,125)         (7,383)       (36,360)       (25,402)           (145,877)

Income tax expense                                             -               -              -              -               1,018
                                                       ---------       ---------     ----------      ---------          ----------

       Loss before cumulative effect of change
         in accounting principle                         (14,125)         (7,383)       (36,360)       (25,402)           (146,895)

Cumulative effect on prior years
  (to December 31, 1999) of changing to a
  different revenue recognition method                         -               -              -           (500)               (500)
                                                       ---------       ---------     ----------      ---------          ----------
       Net loss                                        $ (14,125)      $  (7,383)    $  (36,360)     $ (25,902)         $ (147,395)
                                                       =========       =========     ==========      =========          ==========

Basic and diluted loss per common and common equivalent share:

       Loss before cumulative effect of change
         in accounting principle                       $   (0.47)      $   (0.30)    $    (1.22)     $   (1.12)

       Cumulative effect on prior years
         (to December 31, 1999) of changing to
          a different revenue recognition method       $       -       $       -     $        -      $   (0.02)
                                                       ---------       ---------     ----------      ---------
       Net loss                                        $   (0.47)      $   (0.30)    $    (1.22)     $   (1.14)
                                                       =========       =========     ==========      =========

Weighted average common and common-equivalent
 shares outstanding - basic and diluted                   29,993          24,903         29,859         22,791
                                                       =========       =========     ==========      =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                            October 22, 1986
                                                                     Nine Months Ended September 30,      (inception) through
                                                                  ------------------------------------
                                                                        2001                2000            September 30, 2001
                                                                  ----------------    ----------------     -------------------
Cash flows from operating activities:
  Net loss                                                        $       (36,360)    $       (25,902)     $       (147,395)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                        3,812               4,172                15,950
       Loss (gain) on disposition of equipment,
          leasehold improvements and leases                                   (11)              1,098                 1,186
       Realized gain on sale of marketable
          investment securities                                              (961)                (79)               (1,159)
       Issuance of common and preferred stock in lieu
          of cash for services                                                394                 241                 1,669
       Compensation expense on stock options                                1,853               1,406                 4,474
       Write off of in-process research and development                         -                   -                17,760
       Decrease (increase) in operating assets:
          Accounts receivable                                                (845)                144                (1,001)
          Other current assets and other assets                            (3,500)               (163)               (3,999)
       Increase (decrease) in operating liabilities:
          Accounts payable, accrued expenses
            and accrued severance                                           3,914               1,188                 5,272
          Deferred income                                                       -                (711)                 (486)
          Due to related parties                                                -                  59                     -
                                                                  ---------------     ---------------      ----------------
               Net cash used in operating activities                      (31,704)            (18,547)             (107,729)

Cash flows from investing activities:
  Net purchase of marketable investment securities                        (51,234)            (26,940)             (156,823)
  Acquisition of equipment and leasehold improvements                      (1,430)                (99)              (11,631)
  Proceeds from sale of equipment                                              11                  79                 1,286
  Cash paid for acquisition, net of cash received                               -                   -                  (676)
                                                                  ---------------     ---------------      ----------------
               Net cash used in investing activities                      (52,653)            (26,960)             (167,844)

Cash flows from financing activities:
  Proceeds from note payable to bank                                            -                   -                   124
  Proceeds from issuance of preferred stock                                     -                   -                17,581
  Proceeds from issuance of common stock                                    2,071              55,926               310,480
  Proceeds from long-term debt                                                  -                   -                 1,166
  Principal payments on note payable to bank                                    -                   -                  (124)
  Principal payments under capital lease obligations                         (344)               (296)               (2,157)
  Principal payments on long-term debt                                          -                  (3)               (2,854)
  Repurchase of preferred stock                                                 -                   -                  (300)
                                                                  ---------------     ---------------      ----------------
               Net cash provided by financing activities                    1,727              55,627               323,916

Effect of exchange rate changes on cash                                      (105)                 76                     5
                                                                  ---------------     ---------------      ----------------
Net increase (decrease) in cash and cash equivalents                      (82,735)             10,196                48,348

Cash and cash equivalents at beginning of period                          131,083              13,116                     -
                                                                  ---------------     ---------------      ----------------
Cash and cash equivalents at end of period                        $        48,348     $        23,312      $         48,348
                                                                  ===============     ===============      ================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                            October 22, 1986
                                                                     Nine Months Ended September 30,      (inception) through
                                                                  ------------------------------------
                                                                        2001                2000            September 30, 2001
                                                                  ----------------    ----------------     -------------------
Supplemental Disclosure of Cash Flow
  Information:
Cash paid for interest                                            $            5      $          77        $            807
Cash paid for taxes                                                            -                  -                   1,018

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                                    -                  -                   1,478
Acquisition of leasehold improvements through
  incurrence of debt                                                           -                  -                     197
Issuance of stock for stock subscription receivable                           35                  -                   4,035
Accrual of deferred offering costs                                             -                  -                     150
Change in unrealized gain/loss on marketable
  investment securities                                                    3,255                119                   3,446
Issuance of common stock in exchange for
  minority interest                                                            -              2,500                   2,500

     See accompanying Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the financial statements of NPS and its operating subsidiaries NPS Allelix Corp. (NPS Allelix), Allelix Neuroscience Inc., and NPS Services, L.C., collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations, in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2001.

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

     Loss per common share was the same for both the basic and diluted calculations. Common stock equivalents (stock options and warrants outstanding) of approximately 2.6 million shares for each of the three and nine month periods ended September 30, 2001 and 2000, that could potentially dilute basic earnings
(loss) per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

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

(4)  Comprehensive Loss

     The components of the Company's comprehensive loss are as follows, in thousands:

                                         Three months      Three months         Nine months     Nine months
                                             ended            ended                ended           ended
                                          September 30,    September 30,       September 30,   September 30,
                                             2001              2000                2001            2000
                                        ---------------    -------------      --------------   -------------
Other comprehensive loss:
   Gross unrealized gain
      on marketable investment
      securities                               $ (3,171)             (35)             (4,216)           (198)
   Reclassification for realized
      gain (loss) on marketable
      investment securities                         137               (9)                961              79
                                        ---------------    -------------      --------------   -------------
   Net unrealized gain on
      marketable investment
      securities                                 (3,034)             (44)             (3,255)           (119)
   Foreign currency translation
      loss                                          716              711                 820             765
Net loss                                         14,125            7,383              36,360          25,902
                                        ---------------    -------------      --------------   -------------
Comprehensive loss                             $ 11,807          $ 8,050            $ 33,925         $26,548
                                        ===============    =============      ==============   =============

(5)  Plan of Termination

     As of December 31, 2000, the Company had a balance of approximately $154,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. This entire amount was paid in severance benefits during the nine months ended September 30, 2001.

     Effective February 6, 2001, the Company terminated the employment of five administrative employees. The Company recorded $516,000 for severance benefits for these employees, which was included in general and administrative expense during the three months ended March 31, 2001. Approximately $153,000 of this amount was paid through September 30, 2001 in severance benefits and approximately $234,000 was charged to additional paid-in capital during the nine months ended September 30, 2001.

(6)  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002, rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Beginning January 1, 2002, the Company expects to have unamortized goodwill in the amount of $6.9 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and assembled work force was $2.2 million and $1.6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. The Company adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, quarterly results of operations for 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the nine months ended September 30, 2000. Based on the criteria included in SAB No. 101, the Company concluded that nonrefundable license fees should be recognized over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was recognized in the three months ended March 31, 2000, and the remaining $250,000 of which was then recognized in the three months ended June 30, 2000.

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

Overview

         We discover, develop and intend to commercialize small molecule drugs and recombinant proteins, primarily for bone and mineral disorders and central nervous system disorders. We have six drugs in clinical development and several preclinical product candidates. Our two most advanced product candidates focus on bone and mineral disorders. They are AMG 073, which has completed a series of Phase II clinical trials for treatment of hyperparathyroidism, and ALX1-11, which is in a pivotal Phase III clinical trial for treatment of post-menopausal osteoporosis.

         Substantially all of our resources are devoted to our research and development programs. To date, we have not completed the development of any pharmaceutical product for sale. We have incurred cumulative losses through September 30, 2001 of approximately $147.4 million, net of cumulative revenues from research and license agreements of approximately $64.5 million. We expect to incur significant operating losses over at least the next several years as we continue current clinical trial activities, expand our clinical trials for other product candidates, and research activities. In particular, we are conducting a Phase III clinical trial for ALX1-11, and expect to expend significant resources on the development of this product.

Results of Operations

Revenues

         Substantially all our revenues have come from license fees, milestone payments, and research and development support payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $395,000 for the quarter ended September 30, 2001, compared to $1.7 million for the quarter ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $1.4 million compared to $5.8 million for the same period in the prior year. The decrease in revenues for the three and nine months ended September 30, 2001 was primarily due to the expiration during 2000 of research and development support payments under existing license or collaborative agreements. We expect that revenues in the fourth quarter of 2001 will be about $8.0 million if Amgen starts a Phase III trial with AMG 073 in dialysis patients before the end of the quarter, and about $2.0 million if Amgen does not start this trial before the end of the quarter. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Operating Expenses

Research and Development

         Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and manufacturing of drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $14.0 million for the quarter ended September 30, 2001 from $6.4 million for the comparable period of 2000 and to $38.2 million for the nine months ended September 30, 2001 from $20.4 million in the comparable period in 2000. Research and development expenses increased over the prior year amounts primarily due to the cost of the advancing Phase III clinical trial for ALX1-11. We expect research and development expenses to be approximately $15.0 to $20.0 million in the fourth quarter of 2001. The anticipated increase is due to the conduct of Phase III clinical trial for ALX1-11, conducting portions of our clinical trials for ALX1-11 outside of the United States, manufacturing ALX1-11 in anticipation of FDA approval, and preparing for additional Phase II clinical trials for ALX-0600. We may incur additional research and development expenses if we start other clinical trials, or if we acquire new technologies, product candidates or companies.

General and Administrative

         Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes and professional fees. Our general and administrative expenses of $2.5 million for the quarter ended September 30, 2001 were comparable with $3.0 million for the quarter ended September 30, 2000. Additionally, general and administration expenses of $9.0 million for the nine months ended September 30, 2001 were comparable with $9.7 million for the same period in the prior year. We expect that general and administrative expenses in the fourth quarter of 2001 will be approximately $2.5 to $3.0 million.

Amortization of Goodwill and Acquired Intangibles

         We are required to amortize goodwill and other acquired intangibles as a result of our December 1999 acquisition of Allelix Biopharmaceuticals Inc. ("Allelix"). The remaining intangible assets at September 30, 2001 total approximately $11.7 million. We are amortizing these assets over their expected lives, which range from two to six years at the time of acquisition. We recorded amortization expense of $856,000 for the three months ended September 30, 2001 as compared to $874,000 for three months ended September 30, 2000, and $2.6 million for the nine months ended September 30, 2001 as compared to $2.7 million for the same period in the prior year.

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

     Since the date of the acquisition, we revised our plans for the next series of clinical trials for ALX1-11 and ALX-0600. We started a pivotal Phase III clinical trial with ALX1-11. We also started enrolling a small number of patients in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through September 30, 2001, we have incurred development costs of approximately $39.3 million for ALX1-11 and $4.2 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

         We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans, as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net

         Our total other income, net, increased from $1.2 million to $2.9 million for the three months ended September 30, 2001 as compared with the same period in the prior year, and from $1.6 million to $12.1 million for the nine months ended September 30, 2001 as compared with the same period in the prior year. The increases for the three and nine months ended September 30, 2001 are mainly the result of increased interest income of $1.5 million and $7.1 million, respectively, and an increased gain on sale of marketable investment securities of $146,000 and $882,000, respectively, both resulting from higher cash, cash equivalent, and marketable investment security balances. These balances increased primarily due to cash received from a private placement offering of
3.9 million common shares of the Company which was completed in February 2000 and closed in April 2000, and from a follow-on offering of 4.6 million common shares of the Company which was completed in November 2000. We expect that interest income will continue to be higher in 2001 due to higher average cash, cash equivalent, and marketable investment security balances for the year resulting from these offerings in 2000. However, we anticipate that interest income will decrease in the future as cash is utilized for operations. Additionally, we recorded a non-cash loss of approximately $1.2 million during the nine months ended September 30, 2000 associated with closing a facility in New Jersey that we acquired as part of the Allelix transaction. A similar loss was not recorded during the nine months ended September 30, 2001. Finally, during the nine months ended September 30, 2001, we recorded income from an equity investment of $1.3 million. Our equity investee distributed proceeds from the sale of substantially all of its assets to a third party. We expect that total other income, net, to be $2.2 million to $2.7 million in the fourth quarter of 2001.

Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method

         In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101) to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. We adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statement, quarterly results of operations for 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on deficit accumulated during development stage as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the nine months ended September 30, 2000. Based on the criteria included in SAB No. 101, we concluded that nonrefundable license fees should be recognized over the period wherein we have continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, $250,000 of which was recognized in the three months ended March 31, 2000, and the remaining $250,000 of which was then recognized in the three months ended June 30, 2001.

Liquidity and Capital Resources

         We have financed operations since inception primarily through collaborative research and license agreements and the private and public placement of equity securities. As of September 30, 2001, we had recognized $64.5 million of cumulative revenues from payments for research support and license fees and $327.8 million from the sale of equity securities for cash. The sale of equity securities includes $1.7 million received from the exercise of options and warrants during the first nine months of 2001 and $338,000 from the sale of common stock under the terms of our Employee Stock Purchase Plan. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $220.3 million at September 30, 2001.

         Net cash used in operating activities was $31.7 million for the nine months ended September 30, 2001 compared to $18.5 million for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 of $31.7 million resulted from a net loss of $36.4 million, realized gains/losses and non-cash expense/income of $5.1 million, an increase in operating assets of $4.3 million and an increase in operating liabilities of $3.9 million. Net cash used in operating activities for the nine months ended September 30, 2000 of $18.5 million resulted from a net loss of $25.9 million, realized gains/losses and non-cash expense/income of $6.8 million, an increase in operating assets of $19,000 and an increase in operating liabilities of $536,000. Net cash used in investing activities was $52.7 million for the nine months ended September 30, 2001 compared to $30.0 million for the nine months ended September 30, 2000. Net cash used in investing activities in 2001 was almost entirely the result of continuing to invest the proceeds from our offerings in 2000 in marketable investment securities. Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2001 compared to $55.6 million for the nine months ended September 30, 2000. Net cash provided by financing activities in 2000 resulted primarily from the proceeds from our private placement, which closed in April 2000.

         During the past, we have received quarterly research and/or development support payments under our agreements with Amgen, Kirin, and GlaxoSmithKline, and under NPS Allelix's agreements with Janssen and Eli Lilly Canada. With the exception of GlaxoSmithKline, all of the research and development support payments under these agreements expired in 2000. Funded research with GlaxoSmithKline continues on a month-to-month basis. We do not receive any research and development support payments under our agreements with Abbott Laboratories, Forrest Laboratories, or AstraZeneca. However, we could receive future payments of up to $142.5 million in the aggregate if each of our several licensees accomplishes the specified research and/or development milestones provided in the several agreements with these licensees. Some of the late-stage development milestone payments will not be due from AstraZeneca if we elect a co-promotion option. All of the agreements also require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee under certain conditions.

         We have an agreement with Technology Partnerships Canada ("TPC"), a Canadian government program, under which TPC will reimburse us for a portion of our research and development expenses for our ALX-0600 product candidate. TPC will reimburse us for 30% of the qualified costs we incur through December 2002, to a maximum of Cdn. $8.4 million. We will pay a 10% royalty to TPC on revenues received from the sale or license of any product we develop from the funded research. These payments terminate in December 2008 if we have paid TPC a total of at least Cdn. $23.9 million through that date. If we have paid TPC less than that amount through that date, the payments continue until the earlier of when we have paid TPC a total of Cdn $23.9 million or December 2017. As of September 30, 2001, we have invoiced TPC for a total of Cdn $4.0 million for reimbursement. If TPC declares an event of default under the agreement, we could be required to repay all amounts received from TPC, plus interest and other damages. As of September 30, 2001, no event of default has been declared.

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

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002, rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Beginning January 1, 2001, we expect to have unamortized goodwill in the amount of $6.9 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and assembled work force was $2.2 million and $1.6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

         Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. After a review of our marketable securities, we believe that in the event of a hypothetical 10% increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements.

Foreign Currency Risk

         Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the September 30, 2001 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities, although we may engage in those types of activities in the future.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K.

  (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NPS Pharmaceuticals, Inc.

Date:  November 14, 2001            By:       /s/ James U. Jensen
                                       -----------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)



Date:  November 14, 2001            By:       /s/ Robert K. Merrell
                                       -----------------------------------------
                                    Robert K. Merrell, Vice President, Finance,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)