Form 10-K
period 2001-12-31
NPS PHARMACEUTICALS INC
filed 2002-03-19
CIK 890465

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to                 .
                                     ----------------    ----------------

                         Commission File Number 0-23272
                         ------------------------------
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $855,485,258 as of March 1, 2002, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market and The Toronto Stock Exchange, on such date. This excludes 1,463,576 shares of Common Stock held by directors and officers as of March 1, 2002. The determination of affiliate status is not a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding as of March 1, 2002 was 30,219,383, which includes 422,321 Exchangeable Shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report on Form 10-K incorporates by reference portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be held May 23, 2002, which will be filed with the Securities and Exchange Commission.

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

                                     PART I

ITEM 1. Business

Overview

     Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders.

     We have three product candidates in active clinical development and several preclinical product candidates. Two of these product candidates, PREOS(TM) and AMG 073, are in Phase III clinical trials. Our third product candidate, ALX-0600, is in a pilot Phase II clinical trial. PREOS and ALX-0600 are proprietary to and are being developed by us. PREOS is our recombinant, full-length parathyroid hormone for the treatment of osteoporosis, and ALX-0600 is our analog of glucagon-like peptide 2 for the treatment of gastrointestinal disorders. AMG 073, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. We collaborate on three preclinical programs with AstraZeneca AB, GlaxoSmithKline, and Janssen. Pharmaceutica N.V., a subsidiary of Johnson & Johnson.

Strategy

     We intend to achieve our objective through the following strategy:

     . Build a diversified pipeline of products addressing a variety of medical conditions. We are developing a diverse pipeline of product candidates that are in various stages of clinical and preclinical development. Our portfolio approach allows us to reduce our exposure to the impact of any single product failure and increases our flexibility to focus on our most promising programs. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products.

     . Develop sales, marketing and manufacturing capabilities to facilitate product commercialization, either internally or through contract relationships. In order to commercialize our proprietary drug candidates and to exploit our co-promotion rights, we intend to develop sales and marketing capabilities, either internally or through contract relationships. We also intend to develop pre-launch and commercial-scale production capabilities through agreements with contract manufacturers.

     . Collaborate to reduce our risk and accelerate the commercialization of select product candidates. We believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for certain of our products and accelerate their acceptance by healthcare providers and third-party payors. We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to enhance our financial flexibility. This strategy allows us to devote greater resources to proprietary programs and to pursue a greater number of product candidates than would otherwise be possible.

     . In-license or acquire complementary products, technologies or companies. In addition to our internal discovery efforts, we intend to pursue our product portfolio strategy by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall portfolio strategy. In 1999, we acquired Allelix Biopharmaceuticals Inc., in part because its product candidates complemented our existing programs in osteoporosis and central nervous system disorders and brought late-stage candidates to our product pipeline.

     . Continue to develop and leverage our core discovery competencies and proprietary expertise. We believe that the continued evaluation, selection and winnowing of candidates in our product development pipeline will be effective based in part on the ability of our scientists to apply techniques related to our core competencies. We intend to continue to use these abilities to identify molecular targets for the development of new drugs and to identify, evaluate, select, and winnow drug candidates meriting continued evaluation. Our multidisciplinary discovery teams focus on developing a broad product pipeline covering a variety of disorders.

                        Our Product Development Programs

     The following is a summary of our product development programs by therapeutic area:

                                                                                      Licensees and
    Product or Program                   Indication(s)                Status          Collaborators
    -------------------                  -------------                ------          -------------
Bone and Mineral Disorders

    PREOS (formerly ALX1-11)       Osteoporosis                    Phase III         Proprietary

    Calcilytic Compounds           Osteoporosis                    Preclinical       GlaxoSmithKline*

    AMG 073                        Hyperparathyroidism
                                       Primary                     Phase II          Amgen, Kirin
                                       Secondary                   Phase III         Amgen, Kirin

Gastrointestinal Disorders

    ALX-0600                       Short Bowel Syndrome            Pilot Phase II    Proprietary

Central Nervous System
Disorders

    Metabotropic Glutamate         Psychiatric and Neurological
         Receptors                     Disorders and Pain          Preclinical       AstraZeneca*

    Glycine Reuptake Inhibitors    Schizophrenia and Dementia      Preclinical       Janssen*

----------
     * We retain co-promotion rights for product candidates from these collaborations.

Bone and Mineral Disorders

     Overview. Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of age, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after fractures in weakened bones. Fractures of the hip, spine or wrist can result in serious long-term disability.

     Another bone and mineral disorder is hyperparathyroidism. In hyperparathyroidism, there is an oversecretion of parathyroid hormone by the parathyroid glands located in the neck. Symptoms of hyperparathyroidism may include bone loss and pain, bone deformities, muscle weakness, severe generalized itching and abnormal calcification of soft tissues, including the heart. Patients may also experience depression and cognitive dysfunction. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is primarily an age-related disorder that is characterized by enlargement of one or more of the four parathyroid glands. Secondary hyperparathyroidism is primarily a physiological response to failing kidneys. As renal function deteriorates, the body is unable to maintain proper levels of calcium, Vitamin D, and phosphorus in the blood. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium and decrease phosphorus levels in the blood.

PREOS and Calcilytic Compounds for Osteoporosis

     We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS internally, and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

     PREOS. PREOS is our recombinant, full-length, human parathyroid hormone being developed for the treatment of osteoporosis. We expect that PREOS will be delivered subcutaneously on a daily basis through an injection pen device designed to make delivery of the drug simple and relatively painless. Although chronically high levels of parathyroid hormone are known to cause bone loss, as in hyperparathyroidism, preclinical and clinical studies conducted to date show that pulsatile dosing with PREOS, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. In a Phase II clinical trial of over 200 post-menopausal women completed in 1997, daily injections of PREOS produced a clinically and statistically significant average increase in bone mineral density in the lumbar spine of nearly seven percent in only one-year. We are conducting a pivotal Phase III clinical trial with PREOS in post-menopausal women for osteoporosis and another ancillary Phase III trial in osteoporotic women undergoing estrogen replacement therapy.

     Market Opportunity. Approximately 10 million American women have advanced osteoporosis and another 18 million women are osteopenic, or approaching osteoporosis, and are at high risk of fractures because of low bone mineral density. A recent study published in the Journal of the American Medical Association demonstrated that nearly one-half of post-menopausal women have undetected low bone mineral density, and women identified with low bone mineral density were at a significantly increased risk of fracture. In addition, 50 percent of women over 50 years of age in the United States will suffer an osteoporosis-related fracture during their lifetime. According to the National Institutes of Health, osteoporosis is responsible for more than 1.5 million fractures annually. The National Osteoporosis Foundation reports that an average of 24 percent of hip fracture patients age 50 and over die within one year after their fracture, and 25 percent of those who were ambulatory before their hip fracture require long-term care afterward. The size of the United States population aged 50 years and over is expected to increase significantly over the next several decades as a result of the aging of the "baby boomer" generation and longer life expectancies. Estimated United States expenditures for osteoporosis and related fractures is $14.0 billion each year.

     Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, which may help to slow the rate of bone loss. Other therapies include estrogen replacement therapy in post-menopausal women, bisphosphonates and raloxifene, a selective estrogen receptor modulator. All of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. For example, Fosamax, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Merck reported sales of Fosamax in 2001 of $1.8 billion.

     We believe there exists a significant need for improved therapy that will increase bone mineral density to a greater degree and at a faster rate, thereby reducing the risk of fracture. Parathyroid hormone treatment, such as our product candidate, PREOS, and Lilly's parathyroid hormone-fragment, Forteo, are designed to address this medical need and supplement currently available treatments.

     The FDA's Endocronologic and Metabolic Drug Advisory Committee recently recommended Forteo for the treatment of osteoporosis, which we believe further validates the clinical benefit of parathyroid hormone treatment. PREOS is our recombinant parathyroid hormone consisting of all 84 amino acids found in the naturally occurring human parathyroid hormone. Lilly's Forteo is a fragment of the naturally occurring parathyroid hormone and is only comprised of the first 34 amino acids. Data from Lilly's Phase III clinical trial indicated that, in post-menopausal women with severe osteoporosis, daily injections of Forteo provided statistically significant reductions in fractures and rapid and significant increases in bone mineral density. Because PREOS consists of 84 amino acids found in the naturally occurring human parathyroid hormone, we believe that our Phase III clinical trials will also show efficacy in the treatment of osteoporosis. In addition, studies currently being conducted by us and our academic collaborators are designed to confirm what, if any, therapeutic advantage our full-length human parathyroid hormone may have compared to fragments of parathyroid hormone.

     PREOS Development Status. We are currently conducting a Phase III clinical trial for PREOS. This trial, referred to as the Treatment of Osteoporosis with Parathyroid hormone Study, or TOP Study, is a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS to reduce fractures and build bone mineral density in women with osteoporosis. The TOP Study is evaluating the effects of PREOS in post-menopausal women who have low bone mineral density and may have suffered a fracture, but who are not receiving drug or hormone therapy for osteoporosis. Women participating in the study receive daily, subcutaneous injections of PREOS or placebo. Dosing in this study is planned to last for 18 months. We originally designed the TOP Study for enrollment of 1,800 patients by the end of 2001. We reached this goal, but we decided to expand our original enrollment target and continue the period of enrollment into the first quarter of 2002 to provide us with strengthened clinical results and greater analytic flexibility. Enrollment will be completed no later than March 31, 2002.

     We are also conducting a Phase III clinical study to measure the effects of PREOS in osteoporotic women undergoing estrogen replacement treatment. We refer to this trial as the Parathyroid Hormone for Osteoporotic Women on Estrogen Replacement Study, or POWER Study. This study will be conducted at selected clinical sites in Europe, which is the largest pharmaceutical market for osteoporosis after the United States. Participants will receive daily, subcutaneous injections of PREOS or placebo in addition to their ongoing hormone replacement therapies. Dosing in the trial is expected to last for 24 months. By completing this trial in European countries, we expect to provide additional support for our regulatory submissions in Europe and our worldwide marketing efforts.

     In addition, PREOS is being tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. This randomized, double-blind trial is referred to as the parathyroid hormone and alendronate in combination for the treatment of osteoporosis, or PaTH, study. This trial enrolled approximately 240 women with low bone mineral density and will test, over a 12 month period, whether PREOS is more effective in building bone mineral density than Fosamax, and whether the combination of PREOS and Fosamax is more effective in building bone mineral density than either therapy alone.

     Calcilytic Compounds Development Status. We are collaborating with GlaxoSmithKline on the discovery, identification and characterization of calcilytic compounds for the treatment of osteoporosis. Calcilytic compounds are aimed at temporarily increasing the secretion of the body's own parathyroid hormone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of calcilytics. In these studies, we observed that increased levels of parathyroid hormone achieved by this mechanism are equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. As a result, we believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a cost-effective treatment for osteoporosis. We conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. GlaxoSmithKline has conducted a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. We and GlaxoSmithKline continue our evaluation of calcilytic compounds to identify a lead candidate to take into the clinic to test for both safety and efficacy.

     GlaxoSmithKline has paid us a total of $33.2 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $13.0 million if certain clinical milestones are achieved. Our agreement also provided for royalties on any sales by GlaxoSmithKline of products commercialized based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. For more information about our agreement, see the section of this report on Form 10-K entitled "Business--Collaborative Research, Development, and License Agreements."

AMG 073 for Hyperparathyroidism

     AMG 073 is our orally active, small molecule compound being developing for the treatment of both primary and secondary hyperparathyroidism. In 1993, we and our collaborators at The Brigham and Women's Hospital in Boston were the first to isolate and clone calcium receptors. We have discovered small molecules that mimic the role of calcium and cause a decrease in the secretion of parathyroid hormone. These compounds are called calcimimetic compounds and include AMG 073, which we licensed for development to Amgen and Kirin. In December 2001, Amgen commenced Phase III clinical trials of AMG 073 for the treatment of secondary hyperparathyroidism. Amgen continues to conduct Phase II clinical trials of AMG 073 for the treatment of primary hyperparathyroidism.

     Market Opportunity. Over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and over 500,000 people in the United States are estimated to suffer from the disorder. The current treatment for primary hyperparathyroidism is the surgical removal of one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism. Studies suggest that over 30 percent of the estimated two million patients in the United States with chronic renal failure are affected by secondary hyperparathyroidism. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Approximately 85 percent of the estimated 300,000 acute renal failure patients who require either dialysis or renal transplant suffer from secondary hyperparathyroidism. Current treatment for secondary hyperparathyroidism includes calcium supplements, phosphate binding chemicals and vitamin D, none of which directly regulate the secretion of parathyroid hormone.

     Development Status. We licensed AMG 073 to Kirin in the territories of Japan, China, Taiwan and Korea, and to Amgen for the rest of the world. In December 2001, Amgen commenced Phase III clinical trials of AMG 073 for secondary hyperparathyroidism, which resulted in milestone payments to us in the aggregate amount of $6.0 million from Amgen and Kirin. Results from Amgen's earlier Phase II clinical trials in patients with primary hyperparathyroidism were presented at the American Society for Bone and Mineral Research meeting in October 2001 and other Amgen Phase II clinical trial results in patients with secondary hyperparathyroidism were presented at the First World Congress on Nephrology in October 2001.

     The results from Amgen's Phase II clinical trial in patients with primary hyperparathyroidism, presented at the American Society of Bone and Mineral Research conference, confirmed earlier Phase II studies and indicated that AMG 073 normalized total calcium in the blood and reduced levels of parathyroid hormone in the blood safely and effectively. Results typical of those seen in several other Phase II studies were seen in a double-blind, placebo-controlled 24-week trial with 78 patients with primary hyperparathyroidism. In this study, patients were given a range of doses up to a maximum of 50 mg of AMG 073 administered twice daily to find a dose at which calcium in the blood would be returned to normal levels. Eighty-eight percent of patients who received AMG 073 experienced a return to normal levels of calcium in the blood, defined as less than or equal to 10.3 mg/dL over the course of the 12-week maintenance phase of the study. Only five percent of patients receiving placebo showed a return to normal levels of calcium during the 12-week maintenance period. It was also noted that during the maintenance period, patients who received AMG 073 experienced a 7.6 percent reduction in mean parathyroid hormone levels at 12 hours post-dose, while those receiving placebo experienced a 7.7 percent increase in mean parathyroid hormone levels at the same interval. This reduction in parathyroid hormone is directly related to the reduction of calcium and demonstrates the potential utility of calcimimetic compounds such as AMG 073 in exerting a therapeutic effect on parathyroid glands. In the study, AMG 073 was well-tolerated with no significant difference in adverse events between the treatment and control groups.

     At the First World Congress of Nephrology, Amgen presented data from four Phase II clinical trials of AMG 073 in patients with secondary hyperparathyroidism. These studies involved larger numbers of patients and higher maximum drug doses than studies reported a year earlier. The aggregate results of three separate 12-week studies in 216 patients with secondary hyperparathyroidism and chronic renal failure indicated that AMG 073 effectively reduced both parathyroid hormone and calcium-phosphorus product levels and was safe and well tolerated at daily doses up to 100 mg. Mean parathyroid hormone levels were reduced by 20 to 33 percent in the AMG 073 groups and increased by 16 percent in the combined placebo group. In addition, mean calcium-phosphorus product decreased in the AMG 073 groups by 7.1 percent and increased in the placebo groups by 14.3 percent. Persistently elevated calcium-phosphorus product has been implicated as a cause of soft tissue and vascular calcification in patients with secondary hyperparathyroidism.

     The fourth study was an 18-week study in 71 hemodialysis patients with secondary hyperparathyroidism who were receiving vitamin D therapy and phosphate binders throughout the course of the study. Treatments with AMG 073 safely and effectively reduced circulating parathyroid hormone by an additional 32 percent while simultaneously reducing calcium-phosphorus product by an additional 7.9 percent. The results from this study further indicate the safety and efficacy of AMG 073 when used in combination with other standard therapies used by renal failure patients.

     Amgen has paid to us license fees, research support payments, and milestone payments, and has made equity purchases totaling $22.5 million, including the milestone payment for the commencement of Phase III trials in secondary hyperparathyroidism. Amgen will pay us up to an additional $23.0 million if it achieves other development and regulatory milestones. Amgen will also pay us royalties on any sales of AMG 073 in its territories. Kirin has paid to us $19.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $6.0 million upon accomplishment of additional milestones. Kirin also is required to pay us royalties on any sales of AMG 073 in its territories. For more information about our agreement, see the section of this Form 10-K entitled "Business--Collaborative Research, Development, and License Agreements."

Gastrointestinal Disorders

Overview

     The gastrointestinal tract is a complex system of organs involved in the transport, digestion and absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of digestive processes, and in balancing the absorption and secretion of electrolytes and water. Gastrointestinal disorders can have severe consequences on the quality of life of the people that suffer from them.

     One disorder in particular that affects the ability of the gastrointestinal tract to absorb nutrients and water is short bowel syndrome. Short bowel syndrome is a condition arising from surgical removal of a large portion of the small intestine resulting in an inadequate surface area for absorption of nutrients, electrolytes and fluids. In some patients, all or portions of the large intestine may also be removed. Short bowel syndrome results in symptoms such as diarrhea, weight loss and fatigue. Patients with short bowel syndrome often must be fed intravenously by a technique called total parenteral nutrition for a period of time and, in some cases, permanently.

ALX-0600 for Short Bowel Syndrome

     We are independently developing ALX-0600 for the treatment of short bowel syndrome. ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates growth and proliferation of the cell lining of the small intestine. Our animal studies have indicated that ALX-0600 has the ability to stimulate the regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies, ALX-0600 induced an approximately 50 percent increase in the weight of the small intestine within 10 days of administration. Further, these studies suggest the growth-promoting properties of ALX-0600 appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby potentially reducing the risk of adverse side effects. We have completed dosing patients in a pilot Phase II clinical trial with ALX-0600 in a small number of patients with short bowel syndrome and are presently evaluating the results of the trial.

     Market Opportunity. Approximately 25,000 adults and 7,000 children in North America are afflicted with short bowel syndrome. Many of these patients require total parenteral nutrition, the cost of which can exceed $100,000 annually per patient. There are currently no effective therapies available for enhancing the growth and repair of the cell lining of the small intestine. We believe that the short bowel syndrome market is an attractive one because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for ALX-0600 for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also recently designated ALX-0600 an orphan medicinal product for the treatment of short bowel syndrome.

     We believe that ALX-0600, if successful in the treatment of short bowel syndrome, may also be useful in treating other gastrointestinal conditions marked by inefficient absorption or altered absorptive capacity. Examples of these conditions include Crohn's disease, inflammatory bowel disease and intestinal mucositis in cancer patients.

     Development Status. We have recently completed dosing in a pilot Phase II clinical trial in a small number of patients receiving treatment for short bowel syndrome. This trial was designed to measure improvement in nutrient absorption and physical changes in the small intestine, as well as safety and tolerability. We are currently evaluating the results of the trial and determining next steps in the clinical development of ALX-0600. Preliminary data presented to the European Society for Enteral and Parenteral Nutrition in September 2001 showed that ALX-0600 was safe and well-tolerated and significantly increased intestinal absorption and body weight in parenteral nutrition-dependent short bowel syndrome patients with no large intestine. Additional results from this study have been submitted to the American Gastroenterological Association for presentation at its annual meeting in May 2002.

     Prior to our acquisition of Allelix in December 1999, Allelix entered into a research funding agreement with the Canadian government through a program known as Technology Partnerships Canada. Under the agreement, the Canadian government will reimburse us up to Cdn. $8.4 million for our qualified costs related to research and development of ALX-0600 through December 2002. As of December 31, 2001, a total of Cdn. $4.7 million had been invoiced by both Allelix, prior to the effective date of the acquisition, and us, for reimbursement under the terms of the agreement. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008 if we have paid at least Cdn. $23.9 million prior to that time. If we have not paid that amount by that date, we must continue to pay royalties until the earlier of the date we have paid Cdn. $23.9 million in royalties or December 31, 2017. The agreement places certain obligations on us for Canada based activities in the manufacturing and development of ALX-0600, which could adversely affect or make impracticable our continued development of ALX-0600. In the past we have demonstrated to Canada certain impracticalities of certain terms and Canada has granted us waivers from those terms. For more information about our agreement, see the section entitled "Business--Collaborative Research, Development, and License Agreements."

Central Nervous System Disorders

Overview

     Central nervous system disorders are broad, complex and severe diseases, that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer's disease, Parkinson's disease, dementia, anxiety, depression, schizophrenia and pain. Recent reports indicate that nearly $36.0 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative, not curative, and a need for new and improved treatment exists. We are addressing central nervous system disorders on a number of different fronts.

Metabotropic Glutamate Receptor Program

     Since 1996, we have been working to find compounds that act on targets in the central nervous system called metabotropic glutamate receptors, or mGluRs. Because these nerve cell receptors are structurally related to calcium receptors, we have been able to leverage our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as chronic pain.

     There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism and their location in the central nervous system. Published research indicates that different mGluRs are variously involved in diseases such as stroke, epilepsy, Alzheimer's disease, schizophrenia and pain. Because we have the ability to identify compounds that are selective for the various mGluR subtypes, we believe that it is possible that we will be able to pursue the development of products that will treat several central nervous system disorders.

     In March 2001, we entered into an agreement with AstraZeneca under which we will collaborate exclusively on a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. For more information about our agreement, see the section entitled "Business-- Collaborative Research, Development, and License Agreements."

Other Programs for Central Nervous System Disorders

     We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

     We have completed several Phase I clinical trials with NPS 1776, a small molecule compound for the treatment of epilepsy, to evaluate its safety and tolerability and its ability to be delivered in a sustained release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Our preclinical studies show that NPS 1776 is effective in a number of animal models of epilepsy.

     In March 2000, we entered into an agreement with Abbott Laboratories Inc. in which we granted Abbott worldwide marketing rights to NPS 1776 in exchange for Abbott's commitment to fund further development of this product candidate and pay us milestone payments as well as royalties on any sales. In January 2002, Abbott terminated the agreement. As a result, all rights to NPS 1776 were returned to us. In addition, we are entitled to use all studies and information generated by Abbott under the agreement in our development effort for NPS 1776. We are presently reviewing all information related to NPS 1776 and will decide the future of this program when that review is complete.

     In 1998 we completed a Phase I clinical trial with ALX-0646, a small molecule compound, for the treatment of migraine, in healthy volunteers. In August 2000, we entered into an agreement with Forest Laboratories Inc. in which we granted to Forest worldwide commercialization rights to ALX-0646 in return for Forest's commitment to fund further development of ALX-0646 and pay us milestone payments of up to $25.0 million, as well as royalties on any sales of ALX-0646. In November 2001, we earned and received a $1.0 million milestone payment from Forest for developments made by Forest with the compound. In January 2002, Forest notified us that we had earned a $2.0 million milestone payment for the achievement of certain clinical and preclinical developments related to Forest's preclinical work with ALX-0646 for treating migraine. Forest read and approved a press release by us announcing that event. In March 2002, we received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to us. Forest also indicated that it believes this obviates its obligation to pay the $2.0 million milestone payment. We disagree with this assertion. Nevertheless, absent resolution of this issue, we will not recognize revenue for the $2.0 million milestone in the first quarter of 2002. We expect to review all information related to ALX-0646 and will decide the future of this program when that review is complete.

Internal Discovery Research

     Through internal discovery efforts, we have developed a diverse product pipeline covering a variety of disorders. This pipeline allows us to reduce our exposure to the impact of any single product failure and increases our flexibility to focus on our most promising programs. The continued expansion of our product pipeline is based on the ability of our scientists to apply techniques related to our core competencies such as the use of proteins as therapies, manipulating G-protein coupled receptors and finding compounds that act on those receptors. Our current discovery research activities span the spectrum from target identification and validation through late stage preclinical safety assessment.

     Our internal discovery research group is comprised of 57 staff members, 21 of whom hold doctorate degrees, with 28 members in our Salt Lake City location and 29 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular biology, pharmacology, and drug metabolism and pharmacokinetics. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Collaborative Research, Development, and License Agreements

     We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include the payment of research support payments to fund research performed by us over an agreed period of time, the payment of milestone payments on the achievement of defined preclinical and clinical events and ultimately, the payment of royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, GlaxoSmithKline, AstraZeneca, Janssen, and Kirin.

     We also enter into research support agreements with various academic and other not-for-profit institutions. These agreements generally require us to fund certain research at the institution over a specific period of time in exchange for which we acquire the right to use the results of the research and obtain an option to exclusively license from the institution any inventions made during the term of the research on terms mutually agreed to at that time.

Amgen

     In March 1996, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize AMG 073 and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which we licensed such rights to Kirin. If our agreement with Kirin is terminated, Amgen's territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the AMG 073 compound in its territories. Amgen paid us an initial up-front license fee upon signing the agreement. In addition, if specified milestones are achieved, then Amgen is required to make additional milestone payments and must pay royalties to us on any sales of AMG 073. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days' prior written notice. If there is a termination for a reason other than our breach of the agreement, we would reacquire the technology, patent and commercialization rights to AMG 073.

GlaxoSmithKline

     In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium-receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GlaxoSmithKline also has a first right to negotiate for a collaboration arrangement regarding other research that might be related to bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for purposes other than bone metabolism disorders. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting the collaboration. In addition to research funding, and some previously paid milestone payments, GlaxoSmithKline has agreed to pay us additional amounts as it achieves certain development or marketing milestones, and must pay royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement and a percentage of profits from co-promotion of the products. GlaxoSmithKline may terminate the agreement on 30 days' written notice and after a six-month waiting period, or in the event we breach the agreement on 60 days' written notice for our breach. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. The collaborative research portion of this agreement is now continuing on a month-to-month basis with considerably more work being done by GlaxoSmithKline than by us. We are discussing with GlaxoSmithKline appropriate next phases of our agreement.

AstraZeneca

     In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on mGluRs. We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration, including improvements. During the five-year research term, we will work together on the identification of mGluR-active compounds. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercializations and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled to milestone payments and royalties on any sales of products developed and marketed under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months' prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days' prior written notice. Termination by AstraZeneca for reasons other than our breach will result in the return to us of all rights we granted and the related technology, including improvements.

Janssen

     In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen's rights if Janssen does not launch the product in the United States, but must pay a royalty to Janssen on product sales after that termination.

Kirin

     In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize AMG 073 for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in its territories, and for developing and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee and agreed to pay us certain milestone payments on the achievement of specified events. Kirin is required to pay us royalties on any sales of products containing AMG 073 or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. Kirin may terminate the agreement for any reason on 90 days' prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize AMG 073 for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Sponsored and Government Funded Research Programs

     We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses.

     For example, in February 1993, we entered into a collaborative research agreement and a patent license agreement with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research that we sponsor at the hospital. The Brigham and Women's Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval.

     Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnerships Canada program. Under the agreement, Canada is obligated to reimburse us for up to 30 percent of the eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. As of December 31, 2001, a total of Cdn. $4.7 million had been invoiced by both Allelix, prior to the effective date of the acquisition, and us, for reimbursement under the terms of the agreement. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008 if we have paid at least Cdn. $23.9 million. If we have not paid that amount by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million in royalties or December 31, 2017.

     The agreement contains a number of significant limitations on our ability to develop, manufacture and commercialize ALX-0600 outside of Canada. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing arrangement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Canadian government. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

     If we were to fail to meet our obligations under the agreement, or obtain a waiver of the obligation, Canada would have the right to declare us in default. If we were unable to cure the default, we would suffer adverse consequences, including the payment of liquidated damages, repaying all amounts received from Canada, or surrendering all intellectual property rights associated with ALX-0600, in some circumstances.

     We have been unable to identify a Canadian manufacturer capable of producing ALX-0600 in compliance with cGMP with the quality and in the quantity we need for our future development efforts. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture ALX-0600 in bulk form, which is then being formulated by a Canadian company. We have notified the Canadian government of our arrangements and received its authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials.

New Drug Development and Approval Process

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, drug candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacturer, sale or use or in their withdrawal from the market.

     The steps required by the FDA before our drug candidates may be marketed in the United States include, among other things:

     . the performance of preclinical laboratory and animal tests and formulation studies;

     . the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

     . the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

     .    the submission of a New Drug Application, or NDA, to the FDA; and

     .    FDA approval of the NDA.

     The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for any of our proposed products will be granted on a timely basis, if at all.

     Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day period, the FDA raises concerns or questions with respect to the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the study can begin. The submission of an IND may not result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center or centers proposing to conduct the trial must review and approve the plan for any clinical trial before it commences.

     Human clinical trials are typically conducted in three sequential phases that may overlap:

     . PHASE I: the drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     . PHASE II: involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine optimal dosage.

     . PHASE III: when Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     We cannot be certain that we or any of our collaborative partners will successfully complete Phase I, Phase II or Phase III testing of any compound within any specific time period, if at all. Furthermore, the FDA or the study sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The FDA may deny an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

     Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

     Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partner's activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

     Any products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with current good manufacturing practice, or cGMP, regulations which impose certain procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity. For example, the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. We intend to file for orphan drug designation for those diseases which meet the criteria for orphan exclusivity. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide us with a material commercial advantage.

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our product candidates before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

Patents and Other Proprietary Technology

     Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries. We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, as well as recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal intellectual property rights related to processes, compounds, uses and techniques related to calcium receptor science are now protected by issued United States patents. We intend to file additional patent applications relating to our technology and to specific products, as we think appropriate.

     We hold patents directed to potential therapeutic products such as new chemical entities, pharmaceutical compositions and methods of treating diseases. We hold patents directed also to nucleic acid and amino acid sequences of novel cellular receptors and methods of screening for compounds active at such cellular receptors. We continue actively to seek patent protection for these and related technologies in the United States and in foreign countries.

     We also rely on trade secrets and contractual arrangements to protect our trade secrets. Much of the know-how important to our technology and many of its processes are dependent upon the knowledge, experience and skills of our key scientific and technical personnel and are not the subject of pending patent applications or issued patents. To protect our rights to know-how and technology, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the unauthorized use of, and restrict the disclosure of, confidential information and require disclosure and assignment to us of their ideas, developments, discoveries and inventions.

     In connection with our research and development activities, we have sponsored research at various university and government laboratories. For example, we have executed license and research agreements regarding research in the area of calcium and other ion receptors with The Brigham and Women's Hospital. We have also sponsored work at other government and academic laboratories for various evaluations, assays, screenings and other tests. Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas. If the sponsored work produces patentable subject matter, we generally have the first right to negotiate for license rights related to that subject matter. Any resulting license would be expected to require us to pay royalties on net sales of licensed products.

Competition

     We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and neurological disorders. For osteoporosis, there are a number of therapies which are currently being marketed, including estrogen replacement therapies like Wyeth-Ayerst's Premarin, bisphosphonates like Merck's Fosamax, and selective estrogen receptor modulators, like Lilly's Evista. Lilly also has been developing Forteo, which will compete as a bone-building agent for the treatment of osteoporosis. Lilly has filed an NDA for Forteo administered by subcutaneous injection, and an FDA advisory committee has recommended that the FDA approve Forteo as a treatment for osteoporosis in postmenopausal women. Lilly has also received an Approvable Letter from the FDA for Forteo as a treatment for osteoporosis. Lilly's product will likely be the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo. For hyperparathyroidism, Bone Care International is presently marketing Hectoral, a vitamin D analog to relieve some symptoms of secondary hyperparathyroidism, and Genzyme is currently marketing RenaGel for the treatment of hyperphosphatemia, a condition resulting from secondary hyperparathyroidism.

     Many of our competitors have substantially greater financial, technical, marketing and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. Our ability to compete successfully will depend, in part, on our ability to:

     . develop marketing, sales and distribution capabilities for our proprietary products;

     . leverage our established collaborations and enter into new collaborations for the development of our products;

     . identify new product candidates through our internal discovery effort or through acquisition;

     .    develop products that reach the market first;

     .    develop products that are superior to other products in the market;

     .    develop products that are cost-effective and competitively priced; and

     .    obtain and enforce patents covering our technology.

Manufacturing

     We currently rely, and will continue to rely for at least the foreseeable future, on contract manufacturers to provide sufficient quantities of our product candidates for use in our preclinical and clinical trials and for our pre-launch and commercial launch needs. We have contracted with, and continue to negotiate with, various contract manufacturers for supplies of PREOS to meet our clinical trial and commercial launch requirements. Clinical supplies of PREOS are produced on an on-going basis. We do not have on hand sufficient supplies of PREOS to meet all our clinical trial requirements. If clinical supplies of PREOS are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or terminate the Phase III trials of PREOS. Additionally, our current contract manufacturers do not have sufficient capacity to meet our expected full commercial requirements of PREOS after product launch. As a result, we will need to contract with one or more other commercial manufacturers.

     We are also seeking arrangements with contract manufacturers for supplies of ALX-0600 to be used in future clinical trials. Our agreement with the Canadian government requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. We have been unable to identify a Canadian manufacturer capable of manufacturing and formulating ALX-0600 in compliance with cGMP and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Canadian government of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials. If clinical supplies of ALX-0600 are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with ALX-0600.

Employees

     As of December 31, 2001, we employed 146 individuals full-time, of which 33 hold Ph.D. degrees and 32 hold other advanced degrees. A total of 97 full-time employees are engaged in research, development and support activities. A total of 49 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

                                  RISK FACTORS

Before you make an investment decision with respect to any of our securities, you should be aware of various risks, including those described below. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K , before you make an investment decision regarding any of our securities. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of the money you paid to buy our securities.

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

     With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, 2001, we had an accumulated deficit of approximately $161.0 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant product sales revenue, if any. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS and AMG-073, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We do not have, and may never develop, any commercial drugs or other products that generate revenues.

     Our existing product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. We do not expect to be able to market any of our existing product candidates for a number of years, if at all.

We are dependent on the successful outcome of the clinical trials for our two most advanced product candidates, PREOS and AMG 073. If either or both of these product candidates fail to advance in the clinic, our business will be materially harmed and our stock price will be adversely affected.

     We are currently conducting Phase III clinical trials for PREOS, our proprietary product candidate for the treatment of osteoporosis. Amgen, our licensee, is conducting Phase III clinical trials for AMG 073, a compound intended to treat hyperparathyroidism. Our success will depend, to a great degree, on the success of these and subsequent clinical trials. In order to successfully commercialize PREOS and AMG 073, we and Amgen must be able to, among other things, obtain required regulatory approvals for these product candidates. Prior to receiving approval for commercialization, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that each of these product candidates is both safe and efficacious. While no significant safety issues have emerged in Phase I and Phase II clinical trials with respect to either of these product candidates, we will still need to demonstrate their efficacy for the treatment of their respective specific indications, as well as their continued safety through the conduct of Phase III clinical trials. The successful outcome of our and Amgen's Phase III clinical trials for PREOS and AMG 073 will depend in part on our and Amgen's ability to successfully complete enrollment in the trials and completion of the study, a process that can be difficult and may result in delays in the completion or suspension of the trials. To date, neither long-term safety nor efficacy has been demonstrated in clinical trials with either of these product candidates. Accordingly, the results of future studies may indicate that the candidates are unsafe, ineffective or both, notwithstanding the results of earlier clinical trials. We cannot assure you that either or both of these products will continue to prove to be safe or efficacious in accordance with regulatory requirements. Further, we cannot assure you that these product candidates will be approved in a timely manner, if at all. If we or Amgen fail to successfully obtain regulatory approvals for PREOS or AMG 073, our business will be materially harmed and our stock price will be adversely affected.

The FDA has not approved any of our product candidates and we cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely affect our stock price.

     Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

     Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including AMG 073, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals or achieve market acceptance of those products.

     Under our collaboration with AstraZeneca, we are required to co-direct the research and to pay for an equal share of the research through a minimum of 30 months and, under certain circumstances, for the full term of 60 months. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts. As part of our product development strategy, we evaluate whether to seek collaborators for our product candidates. If we elect to collaborate, we may not be able to negotiate collaborative arrangements for our product candidates on acceptable terms, if at all. If we are unable to establish collaborative arrangements, we will either need to increase our expenditures and undertake the development and commercialization activities at our own expense or delay further development of the effected product candidate. Our research funding agreement with the Canadian government significantly limits our ability to establish collaborations for ALX-0600 without its consent.

     Collaborative agreements, including our existing agreements, pose the following risks:

          . our contracts with collaborators may be terminated and we may not be able to replace our collaborators;

          . the terms of our contracts with our collaborators may not be favorable to us in the future;

          . our collaborators may not pursue further development and commercialization of compounds resulting from their collaborations with us;

          . a collaborator with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our product candidates;

          . disputes with our collaborators may arise, leading to delays in or termination of the research, development or commercialization of our product candidates, or resulting in significant litigation or arbitration;

          . contracts with our collaborators may fail to provide significant protection if one or more of them fail to perform;

          . in some circumstances, if a collaborator terminates an agreement, or if we are found to be in breach of our obligations, we may be unable to secure all of the necessary intellectual property rights to continue developing the same compound or product;

          . our collaborators could independently develop, or develop with third parties, drugs that compete with our products; and

          . we may be unable to meet our financial or other obligations under our collaborative agreements; for example, we have had to obtain a waiver of our obligation to have manufactured in Canada clinical supplies of ALX-0600 because no such Canadian manufacturer could be identified, and we could face similar issues in the future, which might lead to a loss of significant rights or require us to pay significant damages.

     There is a great deal of uncertainty surrounding the success of our current and future collaborative efforts. If our collaborative efforts fail, our business and financial condition would be materially harmed.

Because we do not have marketing, sales or distribution capabilities, we may be unable to market and sell our products and generate revenues.

     We have recruited and continue to recruit marketing, market research, and product planning personnel. However, we currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if we are successful in our Phase III clinical trials with PREOS, and the FDA grants approval for the commercialization of PREOS, we will be unable to introduce the product to market without developing these capabilities. We have only recently begun to develop our internal sales and marketing force and cannot assure you that we will be successful in our efforts to establish this force. Further, if we rely on relationships with one or more large pharmaceutical companies with established distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

     In addition, we expect to begin to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to one or more of our product candidates. The determination of our commercialization strategy with respect to a product candidate will depend on a number of factors, including:

          . the extent to which we have funded the development of the product candidate independently;

          . the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate; and

          . how our product candidates compare with competitive products with respect to labeling, pricing and therapeutic effect.

     A number of these factors will be difficult to determine until additional information is known and are otherwise outside of our control. Therefore, we may change commercialization strategies by entering into agreements with our collaborators or third parties after we have incurred significant expenses in developing internal sales, marketing and distribution capabilities. A change of this nature could result in increased expenses or delays in commercialization and therefore could delay revenues and adversely affect our future operating results.

We have no manufacturing capabilities. We depend on third parties for manufacturing and storage of our product candidates and our clinical trials and product introductions may be delayed or suspended if the manufacture of our products is interrupted or discontinued.

     We do not have manufacturing facilities to produce sufficient supplies of either PREOS or ALX-0600 to support clinical trials and preparations for commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

     We have entered into agreements with contract manufacturers to manufacture PREOS for use in clinical trial activities and for commercial launch if PREOS is approved by the FDA. These contract manufacturers are currently our only source for the production and formulation of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization. They may be unable to scale production when necessary to allow preparations for commercial launch or accurately and reliably manufacture commercial quantities of PREOS at reasonable costs, on a timely basis, and in compliance with the FDA's current good manufacturing practices, or cGMP. We will need to contract with one or more other commercial manufacturers to supply commercial grade quantities of PREOS.

     Our agreement with the Canadian government requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. This agreement also contains a number of other significant restrictions on our ability to develop, manufacture and commercialize ALX-0600 outside of Canada. To the extent that we are unable to comply with any performance obligation or obtain a waiver of the obligation, the Canadian government would have the right to declare us in default. If we were unable to cure the default, we could suffer adverse consequences, including the payment of liquidated damages that would be material to us or surrendering all intellectual property rights associated with ALX-0600 in some circumstances. We have been unable to identify a Canadian manufacturer capable of manufacturing and formulating ALX-0600 in compliance with cGMP and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Canadian government of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials.

     We may be unable to maintain our current relationships or establish new relationships with contract manufacturers on acceptable terms, if at all. Moreover, our reliance on contract manufacturers exposes us to the following additional risks:

          . delays in scale-up to quantities needed for clinical trials or failure to manufacture such quantities to our specifications, or delivery of such quantities on the dates we require could cause us to delay or suspend clinical trials, regulatory submissions and commercialization of our products in development;

          . our current and future manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our contract manufacturers' compliance with these regulations and standards;

          . our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

          . if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products;

          . our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

          . we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

     Any of these factors could cause us to delay or suspend clinical trials, regulatory submission, required approvals or commercialization of our products under development, entail higher costs and result in our being unable to effectively commercialize our products.

     We do not currently intend to manufacture any of our product candidates, although we may choose to do so in the future. If we decide to manufacture our products, we would be subject to the regulatory risks and requirements described above. We would also be subject to similar risks regarding delays or difficulties encountered in manufacturing our pharmaceutical products and we would require additional facilities and substantial additional capital. We cannot assure you that we would be able to manufacture any of our products successfully in accordance with regulatory requirements and in a cost-effective manner.

We may need additional financing, but our access to capital funding is uncertain.

     Our current and anticipated operations, particularly our product development and commercialization programs for PREOS and ALX-0600, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our operations through at least 2003. However, our future capital needs will depend on many factors, including receiving milestone payments from our collaborators and making progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

          . engage in equity financing that would be dilutive to current shareholders;

          . delay, reduce the scope of or eliminate one or more of our development programs;

          . obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

          . license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

     If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we may be unable to sell our products profitably.

     The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare's policy may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainity exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as ALX-0600 for the treatment of short bowel syndrome.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products and we may not be able to compete successfully against other companies in our industry and achieve profitability.

     Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, was recently recommended for approval by the FDA's Endocrinologic and Metabolic Drugs Advisory Committee for the treatment of osteoporosis and Lilly has received an Approvable Letter from the FDA for Forteo as a treatment for osteoporosis. If PREOS is approved by the FDA, it will compete directly with Forteo and other approved therapies, including estrogen replacement therapies, bisphosphonate and selective estrogen modulators therapies. Similarly, Hectoral, a product of Bone Care International, Inc., is currently being marketed as a treatment to relieve some symptoms of secondary hyperparathyroidism and will compete directly with AMG 073, if it is approved by the FDA. Also, Genzyme Pharmaceuticals, Inc. is currently marketing RenaGel, which is a treatment for hyperphosphatemia, a condition resulting from secondary hyperparathyroidism. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and be more successful in manufacturing and marketing their products than we or our collaborators.

     Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing, or marketing our products.

     The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

     Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. We cannot assure you that our pending patent applications, if issued, would be held valid or enforceable. Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly and uncertain.

     The pursuit of patents is intensely competitive for therapeutic products in our areas of research. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in these and related fields. Some of these applications or patents may limit or preclude our applications and could result in a significant reduction in the coverage of our patents.

     In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We have filed to register the "PREOS" trademark with the United States Patent and Trademark Office, which may or may not register this mark. Third parties may oppose this mark. Failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS, which could cause us to incur additional expense or delay its introduction to market.

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

     Finally, if we are found to be in noncompliance with one or more of our obligations under the terms of our research funding agreement with the Canadian government, we may be required to surrender all intellectual property rights associated with ALX-0600, or, at our option, pay liquidated damages.

We are subject to extensive government regulation that may cause us to cancel or delay the introduction of our products to market.

     Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

     If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA's cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

If we fail to attract and retain key employees, we may have to delay the development and commercialization of our products.

     We are highly dependent on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our continued ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

If product liability claims are brought against us, we may incur substantial liabilities that could reduce our financial resources.

     The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials on humans. Our insurance coverage may be insufficient to protect us against product liability damages. We might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

     Our research and development activities involve the controlled use of hazardous materials, radioactive compounds and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our financial resources.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

     You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

          .    fluctuations in our operating results;
          .    announcements of technological innovations or new commercial products by us, our collaborators or our competitors;
          .    published reports by securities analysts;
          .    the progress of our and our collaborators' clinical trials;
               governmental regulation; changes in medical and pharmaceutical product reimbursement policies;
          .    developments in patent or other intellectual property rights;
          .    publicity concerning the discovery and development activities by our licensees;
          .    public concern as to the safety and efficacy of drugs that we and our competitors develop; and
          .    general market conditions.

Anti-takeover provisions in our Certificate of Incorporation, Bylaws, stockholders rights plan and under Delaware law may discourage or prevent a change of control.

     Provisions of our Certificate of Incorporation, Bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change of control of NPS. For example, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a stockholder rights plan, commonly known as a "poison pill," that may delay or prevent a change of control.

ITEM 2. Properties.

     We have ongoing operations in both Salt Lake City, Utah and Toronto, Ontario. In Salt Lake City, we lease approximately 54,000 square feet of laboratory, support and administrative space in the Research Park of the University of Utah. Our lease in Salt Lake City expires in September 2004, but may be extended for three additional three-year terms. In Toronto, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space. We currently anticipate that our existing space will meet our needs for at least the next two years.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the stockholders during the fourth quarter of 2001.

Executive Officers of the Registrant.

     The following table sets forth certain information concerning our executive officers and directors as of December 31, 2001:

               Name                     Age                                Position
===============================================================================================================================
Hunter Jackson, Ph.D. ...............   52    Chief Executive Officer, President and Chairman of the Board
David L. Clark ......................   48    Vice President, Operations, Business Development and Corporate Communications
N. Patricia Freston, Ph.D. ..........   61    Vice President, Human Resources
G. Thomas Heath .....................   52    Senior Vice President, Sales and Marketing
James U. Jensen, J.D ................   57    Vice President, Corporate Development and Legal Affairs, and Secretary
Thomas B. Marriott, Ph.D. ...........   53    Vice President, Development Research
Robert K. Merrell ...................   46    Vice President, Finance, Chief Financial Officer and Treasurer
Alan L. Mueller, Ph.D. ..............   47    Vice President, Discovery Research
Edward F. Nemeth, Ph.D. .............   48    Vice President and Chief Scientific Officer

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

     N. Patricia Freston, Ph.D. has been Vice President, Human Resources since March 1997. From 1980 to February 1997, she served as Manager of Personnel Services, Questar Corporation, a publicly held, integrated energy company. From 1977 to 1980, Dr. Freston was Assistant Director of Training for Mountain Fuel Supply, a subsidiary of Questar. From 1971 to 1977, she was Director of Academic Programming for the Division of Continuing Education, University of Utah. Dr. Freston received a Ph.D. in Industrial Psychology from the University of Utah.

     G. Thomas Heath, has been Senior Vice President, Sales and Marketing since November 2001. In 1997, Mr. Heath co-founded Echelon Research Laboratories Inc., where he served as President and continues to serve as a director. From 1976 to 1996, Mr. Heath served in various marketing and sales positions at Pfizer Inc., where he managed the pre-launch planning and successful introductions of a number of new pharmaceutical products. Mr. Heath also served as Vice President, Sales and Marketing at Pfizer Canada, where he managed a force of over 250 salespeople. Mr. Heath received B.A. and M.B.A. degrees from the University of Utah.

     James U. Jensen, J.D. has been Vice President, Corporate Development and Legal Affairs and Secretary since August 1991. He has been Secretary of NPS since 1987, and served as a director from 1987 to 2001. From 1986 to July 1991, he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C., or its predecessor firm, concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as Chief Financial Officer of Cericor, a software company. He serves as a director of Wasatch Funds, Inc., a registered investment company, and various private companies. Mr. Jensen received J.D. and M.B.A. degrees from Columbia University.

     Thomas B. Marriott, Ph.D. has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson, with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 to 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating and completing bioanalytical drug disposition and clinical biopharmaceutics and pharmacokinetics research required for investigational new drug applications and new drug applications. He received a Ph.D. in Chemistry from the University of Oregon.

     Robert K. Merrell has been Vice President, Finance, Chief Financial Officer and Treasurer since January 1995 and served us as Director of Finance and Administration and Treasurer from December 1993 to December 1994. He joined NPS as Controller/Treasurer in September 1988. Prior to that time, he was a Senior Manager at KPMG LLP. Mr. Merrell has been a licensed C.P.A. since 1980. He received an M.M. from Kellogg Graduate School of Management at Northwestern University.

     Alan L. Mueller, Ph.D. has been Vice President, Discovery Research since January 2001. Before being appointed to that position, he served us as Director, Discovery Research from September 1999 to January 2001. He joined NPS in February 1989 as a Senior Scientist. Prior to that time, he was a Pharmacologist at Abbott Laboratories. Dr Mueller received a Ph.D. in Pharmacology from the University of Colorado Health Sciences Center, Denver.

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol "NPSP." The shares of NPS Allelix, our Canadian subsidiary, are traded on the Toronto Stock Exchange under the symbol "NX" and are exchangeable into shares of our common stock at any time on a one-for-one basis. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market.

                                                          High       Low
                                                         -------   -------
2000
       First Quarter..................................   $ 31.56   $  9.63
       Second Quarter.................................     28.75      8.00
       Third Quarter..................................     58.00     25.38
       Fourth Quarter.................................     56.56     31.75
2001
       First Quarter..................................   $ 47.13   $ 15.00
       Second Quarter.................................     43.00     17.56
       Third Quarter..................................     40.13     25.21
       Fourth Quarter.................................     41.40     28.80

     As of December 31, 2001, there were approximately 340 holders of record of our common stock, which includes approximately 150 holders of the exchangeable shares of NPS Allelix.

     We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

     We have adopted a policy and implemented procedures allowing directors and officers to effect sales of the Company's securities under SEC Rule 10b5-1. Under this rule, directors and officers may adopt a prearranged contract, instructions, or written plan arranging for the sale of Company securities on specified conditions. To this effect, certain prearranged plans have already been implemented and additional such plans may be adopted from time to time.

ITEM 6. Selected Financial Data.

     The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2001, and for the period from October 22, 1986 (inception) through December 31, 2001. This is derived from, and qualified by reference to, NPS's audited consolidated financial statements and notes thereto. The selected quarterly data presented below are derived from our unaudited consolidated financial statements. NPS is considered a development stage enterprise as described in note 1 of the consolidated financial statements.

                                                        Year Ended December 31,
                                                        -----------------------
Consolidated Statements of
Operations Data:                                                                                    October 22, 1986
                                                                                                    (inception) through
                                          2001        2000        1999        1998        1997      December 31, 2001
                                       ---------    --------    --------    --------    --------    -------------------
                                                          (in thousands, except per share amounts)
Revenues from research and
      license agreements                $ 10,410    $  7,596    $  3,445    $  3,568    $  5,842         $  73,519
Operating expenses:
      Research and development            60,090      27,888      16,935      17,856      15,090           179,546
      General and administrative          12,099      12,036       5,983       5,546       5,587            59,151
Amortization of goodwill
      and acquired intangibles             3,411       3,561          --          --          --             6,972
In process research and
      development acquired                    --          --      17,760          --          --            17,760
                                        --------    --------    --------    --------    --------         ---------
      Total operating expenses            75,600      43,485      40,678      23,402      20,677           263,429

      Operating loss                     (65,190)    (35,889)    (37,233)    (19,834)    (14,835)         (189,910)

Other income, net                         15,522       4,277       1,579       2,672       3,308            30,725
                                        --------    --------    --------    --------    --------         ---------
Loss before income tax expense           (49,668)    (31,612)    (35,654)    (17,162)    (11,527)         (159,185)
Income tax expense                           300          --          --          --         167             1,318
                                        --------    --------    --------    --------    --------         ---------
Loss before cumulative effect of
      change in accounting principle     (49,968)    (31,612)    (35,654)    (17,162)    (11,694)         (160,503)
Cumulative effect on prior years
      (to December 31, 1999) of
      changing to a different revenue
      recognition method(1)                   --        (500)         --          --          --              (500)
                                        --------    --------    --------    --------    --------         ---------
Net loss                                $(49,968)   $(32,112)   $(35,654)   $(17,162)   $(11,694)        $(161,003)
                                        ========    ========    ========    ========    ========         =========

Diluted loss per share:
Loss before cumulative effect of
      of change in accounting
      principle                         $  (1.67)   $  (1.32)   $  (2.77)   $  (1.39)   $  (0.98)
Cumulative effect on prior
      years (to December 31, 1999) of
      changing to a different revenue
      recognition method (1)                  --       (0.02)         --          --          --
                                        --------    --------    --------    --------    --------
Net loss per share (2)                  $  (1.67)   $  (1.34)   $  (2.77)   $  (1.39)   $  (0.98)
                                        ========    ========    ========    ========    ========

Diluted weighted average
      shares outstanding (2)              29,912      24,007      12,863      12,337      11,956

Proforma amounts assuming
   revenue recognition method
   is applied retroactively:

Net loss                                                        $(34,654)   $(16,162)   $(10,694)        $(161,003)

Diluted net loss per share                                      $  (2.69)   $  (1.31)   $  (0.89)

----------
(1) During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The result of the adoption of SAB No. 101 was to reduce recognition of previously reported license fee revenues prior to December 31, 1999 by $500,000 through a cumulative effect of accounting change for the year ended December 31, 2000. These revenues were recognized as income in the year ended December 31, 2000.

(2) See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:                               Year Ended December 31,
                                                                -----------------------
                                                   2001        2000        1999       1998       1997
                                                 ---------   ---------   --------   --------   --------
                                                                 (in thousands)
Cash, cash equivalents, and
      marketable investment securities           $ 207,518   $ 246,936   $ 35,679   $ 43,444   $ 57,942
Working capital                                    206,314     244,712     32,532     40,767     56,365
Total assets                                       234,976     269,270     64,966     48,111     62,634
Long-term portion of capital
      leases and long-term debt                         --          54      1,940         32         65
Deficit accumulated during
      development stage                           (161,003)   (111,035)   (78,923)   (43,269)   (26,107)
Stockholders' equity                               221,935     265,340     56,079     45,146     60,319

Quarterly Financial Data:
                                                                Quarter Ended
                                                                -------------
                                               December 31   September 30   June 30    March 31
                                               -----------   ------------   --------   --------
                                                   (in thousands, except per share amounts)
2001
----
Revenue from research and license
   agreements                                   $    9,033    $     395     $    491      $    491
Operating loss                                     (16,761)     (17,014)     (20,094)      (11,321)
Net loss                                           (13,608)     (14,125)     (16,167)       (6,068)
Basic and diluted loss per common and common
share equivalent (2)                            $    (0.45)   $   (0.47)    $  (0.54)     $  (0.20)

2000                                           December 31   September 30   June 30 (1)  March 31 (1)
----                                           -----------   ------------   --------     --------
                                                   (in thousands, except per share amounts)
Revenue from research and license
   agreements                                    $   1,788    $   1,654      $ 1,957      $  2,196
Operating loss                                      (8,854)      (8,616)      (8,207)      (10,213)
Loss before cumulative effect of change
   in accounting principle                          (6,210)      (7,383)      (7,434)      (10,585)
Net loss                                            (6,210)      (7,383)      (7,434)      (11,085)
Basic and diluted loss per common and common
share equivalent: (2)
   Loss before cumulative effect of change
      in accounting principle                    $   (0.22)   $   (0.30)     $ (0.32)     $  (0.53)
   Net loss                                      $   (0.22)   $   (0.30)     $ (0.32)     $  (0.56)

----------
(1) The first and second quarter financial data of 2000 have been restated to reflect the Company's adoption of SAB No. 101 in the fourth quarter of 2000. The third quarter of 2000 was not impacted by the change.

(2) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this discussion together with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

     Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have product drug candidates in active clinical development and several preclinical product candidates. We have incurred cumulative losses from inception through December 31, 2001 of approximately $161.0 million, net of cumulative revenues from research and license agreements of approximately $73.5 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS and ALX-0600, as we maintain our contractual commitment to fund research activities in our metabolic glutamate receptor program, and as we develop internal marketing and sales capabilities and manufacturing relationships.

     On December 23, 1999 we acquired all of the outstanding common stock of Allelix Biopharmaceuticals Inc., a biopharmaceutical company based in Ontario, Canada for 6,516,923 shares of our common stock and assumed options and warrants for the issuance of an additional 675,520 shares of our common stock. The acquisition was accounted for under the purchase method of accounting, with an effective date of December 31, 1999. Accordingly, operating results of Allelix are only included in our consolidated statements of operations for periods after that date. We did, however, record an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix.

Results of Operations

     Revenues. Substantially all of our revenues have come from license fees and research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $10.4 million in 2001, $7.6 million in 2000, and $3.4 million in 1999. The increase in revenues from 2000 to 2001 was primarily due to the recognition of milestone payments from our licensees Amgen Inc., Kirin Brewery Company, Ltd., Forest Laboratories, Inc., and Janssen Pharmaceutica N.V. The increases in revenues in 2000 from 1999 were primarily due to revenues from license agreements we acquired as a result of our purchase of Allelix. We recognized revenue from our agreements as follows:

     . under our agreement with GlaxoSmithKline we recognized $750,000 in 2001, $1.8 million in 2000, and $2.0 million in 1999;
     . under our agreement with Kirin, we recognized $3.0 million in 2001 and $1.0 million in each of 2000 and 1999;
     . under our agreement with Amgen we recognized $3.0 million in 2001 and $400,000 in each of 2000 and 1999;
     . under our agreement with Forest, we recognized $1.0 million in 2001, $200,000 in 2000 and nothing in 1999;
     . under our agreement with Lilly Canada, we recognized $1.7 million in 2000, and nothing in each of 2001 and 1999;
     . under our agreement with Janssen, we recognized $1.0 million in 2001, $1.9 million in 2000, and nothing in 1999; and
     . under our research funding agreement with the Government of Canada, we recognized $1.3 million in 2001, $404,000 in 2000 and nothing in 1999.

     Research and Development Expenses. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and for manufacturing of drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $60.1 million in 2001 from $27.9 million in 2000 and $16.9 million in 1999. Research and development expenses increased from 2000 to 2001 principally due to an increase in the number of patients participating in a pivotal Phase III clinical trial for PREOS, the increased manufacturing of PREOS, and the ongoing pilot Phase II study with ALX-0600 in patients with short bowel syndrome. The increase from 1999 to 2000 was principally due to the commencement of the Phase III clinical trial for PREOS and the pilot Phase II clinical trial for ALX-0600.

     General and Administrative Expenses. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees, and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $12.1 million in 2001 from $12.0 million in 2000 and $6.0 million in 1999. The increase from 1999 to 2000 was primarily the result of increased costs of our operations, including our acquisition of Allelix in December 1999, and a charge of $990,000 for compensation expense for stock options held by management that vested on the signing of a license agreement in 2000.

     Amortization of Goodwill and Acquired Intangibles. We are required to amortize goodwill and other acquired intangibles as a result of our acquisition of Allelix in December 1999. The remaining intangible assets at December 31, 2001 totaled approximately $10.8 million. We are amortizing these assets over their expected lives, which range from two to six years at the time of acquisition. We recorded amortization expense of $3.4 million in 2001 compared to $3.6 million in 2000. We did not record any amortization of goodwill and acquired intangibles in 1999 since the effective date of the Allelix acquisition for accounting purposes was December 31, 1999. Beginning January 1, 2002, we have unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142.

     In-Process Research and Development Acquired. We recorded an expense of $17.8 million in 1999 for in-process research and development that we acquired as part of our purchase of Allelix. The acquired in-process research and development consisted of five drug development programs, of which PREOS, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83 percent of the total value.

     Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We also started enrolling a small number of patients in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through December 31, 2001, we have incurred development costs of approximately $55.1 million for PREOS and $4.8 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

     We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans, as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

     Total Other Income, Net. Our total other income, net, increased to $15.5 million in 2001 from $4.3 million in 2000 and $1.6 million in 1999. The increase from 2000 to 2001 and from 1999 to 2000 was mainly the result of increased interest income of $7.2 million in 2001 and $3.0 million in 2000. The increase in interest income is the result of higher average balances of cash, cash equivalents and marketable investment securities. These balances increased primarily due to proceeds we received from the private placement offering of 3.9 million shares of our common stock which was closed in April 2000 and from a public offering of 4.6 million shares of our common stock which was completed in November 2000. In addition, the gain on sale of marketable investment securities increased by $1.5 million in 2001 and by $300,000 in 2000 due to a decreasing interest rate environment resulting in larger realized gains on marketable investment securities. Finally, during 2001, we recognized income of $1.7 million from an equity-method investment.

     In 2000, we recognized $1.1 million loss on disposition of equipment, leasehold improvements, and leases. The loss on disposition of equipment, leasehold improvements, and leases in 2000 is primarily due to a loss of approximately $1.2 million associated with closing a facility in New Jersey following the acquisition of Allelix. We anticipated at the time of the acquisition that we would sublease the facility for the remaining nine-year term of our lease obligation and retain the existing leasehold improvements. However, we were able to negotiate a release of our obligation from the landlord subject to our forfeiting the leasehold improvements and certain office furniture and equipment which had a net book value of approximately $1.2 million.

Taxes

     As of December 31, 2001, we had a United States federal income tax net operating loss carryforward of approximately $77.1 million and a United States federal income tax research credit carryforward of approximately $5.2 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $6.9 million and $16.4 million, respectively, a Canadian research pool carryforward of approximately $132.7 million and a Canadian investment tax credit carryforward of approximately $13.6 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986.

Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method.

     During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No 101, Revenue Recognition (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Under our previous accounting policy, revenues from nonrefundable licensing fees were recognized when received when we had no further obligations relative to such licensing fees. In compliance with SAB No. 101, we now recognize revenues from nonrefundable licensing fees over the continuing involvement period with each licensee. The adoption of SAB No. 101 resulted in an increase in operating income of

$500,000 and no change in the net loss for the year ended December 31, 2000. Prior-year financial statements have not been restated to reflect the change in accounting principle.

Future Outlook

     We estimate that revenues in the first quarter of 2002 will be approximately $500,000 from existing research and development funding and license agreements. In January 2002, Forest notified us that we had earned a $2.0 million milestone payment as a result of the achievement of certain preclinical and clinical developments. Forest approved issuance of a press release by us announcing that event. In March 2002, we received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to us. Forest also indicated that it believes this obviates its obligation to pay the $2.0 million milestone payment. We disagree with this assertion and are evaluating arbitration as provided under the agreement. Nevertheless, we will not recognize revenue for the $2.0 million milestone payment in the first quarter. We expect that research and development expenses in the first quarter of 2002 will be between $20.0 and $24.0 million and general and administrative expenses will be between $3.5 and $4.0 million. We expect amortization of purchased intangibles to be approximately $325,000 and other income, net, to be between $1.9 million and $2.3 million.

     On a per quarter basis during 2002, we anticipate that research and development expenses will fluctuate between $20.0 and $25.0 million as we conduct current and planned clinical studies for PREOS and anticipated clinical trials for ALX-0600 and as we increase our pre-launch manufacturing and market development costs for these product candidates. Quarter to quarter fluctuations may be significant for both revenues and expenses, but we anticipate that our operations will use between $90.0 and $100.0 million of cash, cash equivalents and marketable investment securities in 2002. This guidance reflects the substantial increase in our enrollment in the TOP clinical trial for osteoporosis over earlier expected targets, the planned pace and scope of the TOP and other clinical trials and planned manufacturing arrangements for PREOS. Any changes to current plans for clinical trials or manufacturing could have an impact on cash expenditures in 2002.

Liquidity and Capital Resources

     We have financed operations since inception primarily through collaborative research and license agreements and the private and public issuance and sale of equity securities. As of December 31, 2001, we had recognized $73.5 million of cumulative revenues from payments for research support, license fees and milestone payments and $329.0 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $207.5 million at December 31, 2001. The primary objectives for the company's marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

     We could receive future milestone payments of up to $92.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

     Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. As of December 31, 2001, we had invoiced Canada for a total of Cdn. $4.7 million for reimbursement. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008 if we have paid at least Cdn. $23.9 million. If we have not paid that amount by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million or December 31, 2017. The agreement contains a number of significant limitations on our ability to develop and commercialize ALX-0600 outside of Canada.

     We have entered into sponsored research, license, and purchase agreements that obligate us to make research support and milestone payments to academic or commercial research institutions and individuals. As of December 31, 2001, we have a total commitment of up to $1.8 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

     Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the research costs, including personnel and capital, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of December 31, 2001, we have a non-cancelable commitment for future manufacturing of PREOS of approximately $17.6 million over a four-year period commencing in June 2001. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require long-term commitments of cash.

     We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least 2003. However, our actual needs will depend on numerous factors, especially with regard to the clinical trial programs and pre-launch market development and production costs for PREOS and ALX-0600. If we advance current proprietary programs; if we in-license or otherwise acquire other technologies, product candidates or companies; or if current clinical trials are accelerated, delayed or terminated for any reason, we may need to make substantial additional expenditures or we may need to substantially reduce planned expenditures. Our clinical trials may be accelerated, delayed, or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that contract manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet our clinical trial requirements and we are dependent on outside contract manufacturers to provide these supplies on a timely basis. If any of the events that pose these risks comes to fruition, we may have to substantially curtail or postpone current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

     We need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. To provide for financial flexibility and increased liquidity, the Company filed a shelf registration statement in January 2002. Under the shelf registration statement, the Company may offer up to $250.0 million of debt securities, common stock, preferred stock, depository shares, and/or warrants, with terms to be determined by market conditions. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies

     Our  critical accounting policies are as follows:

          .    revenue recognition;
          .    accounting for income taxes; and
          .    valuation of long-lived and intangible assets and goodwill.

     Revenue Recognition. We earn our revenue from research and development support payments, license fees, and milestone payments. As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize nonrefundable license fees over the period we have continuing involvement. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred revenue.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $97.3 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to reduce our valuation allowance which could materially impact our financial position and results of operations.

     Valuation of Long-lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          .    significant underperformance relative to expected historical or projected future operating results;
          .    significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
          .    significant negative industry or economic trends;
          .    significant decline in our stock price for a sustained period;
               and
          .    our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets, and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $15.6 million as of December 31, 2001.

     In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we will cease to amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. Beginning January 1, 2002, we have unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and the assembled work force component of identifiable intangible assets was $1.8 million and $319,000, respectively, for the year ended December 31, 2001. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002; rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Beginning January 1, 2002, we have unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and the assembled work force component of identifiable intangible assets was $1.8 million and $319,000, respectively, for the year ended December 31, 2001 and 2000. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We expect to complete our impairment review of goodwill during the first quarter of 2002 and do not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed, a material impairment charge may not be recorded.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement as of the date of this report on Form 10-K.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

     We are required and we plan to adopt the provisions of SFAS No. 144 for the quarter ending March 31, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. We cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Interest Rate Risk. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical 10 percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist mainly of highly liquid, investment-grade securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity.

     Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the United States dollar and the Canadian dollar, or by weak economic conditions in Canada. When the United States dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the United States dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary that are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable and certain accrued liabilities. A hypothetical 10 percent increase or decrease in the exchange rate between the United States dollar and the Canadian dollar from the December 31, 2001 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data.

     Financial statements and notes thereto appear on pages F-1 to F-31 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in and disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 23, 2002, under the captions "Election of Directors," and "Compliance with

Section 16(a) of the Exchange Act" and is incorporated by reference herein. For information regarding executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. Executive Compensation.

     Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 23, 2002, under the caption "Executive Compensation," and, except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" and "Performance Measurement Comparison," is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 23, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions.

     Information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 23, 2002, under the caption "Certain Transactions," and is incorporated by reference herein.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1. Index to consolidated financial statements and report of independent auditors. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                                                      Page Number
                                                                                      -----------
Table of Contents to Consolidated Financial Statements ...................................F-1
Independent Auditors' Report..............................................................F-2
Consolidated Balance Sheets ..............................................................F-3
Consolidated Statements of Operations ....................................................F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)...........F-5
Consolidated Statements of Cash Flows.....................................................F-12
Notes to Consolidated Financial Statements ...............................................F-13

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

4.4 Voting and Exchange Trust Agreement made as of December 22, 1999 between NPS Pharmaceuticals, Inc., and NPS Allelix Inc., and CIBC Mellon Trust Company(11)
4.5 First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001(14)
10.1 Stock Purchase Agreement between the Registrant and S.R. One, Limited, dated November 18, 1993(1)
10.2 Amended Agreement and Waiver, among the Registrant and the other parties thereto, dated November 18, 1993(1)
10.3      Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan(1)
10.4 Form of Registrant's 1994 Equity Incentive Plan and Form of Stock Option Agreements(1)
10.5 Registrant's 1987 Stock Option Plan, as amended, and Form of Stock Option Agreement(1)
10.6 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document(1)
10.7 Master Lease Agreement between the Registrant and LINC Scientific Leasing, dated October 7, 1992, with related addenda(1)
10.8 Form of Indemnity Agreement entered into between the Registrant and its officers and directors(1)
10.9* Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation, now GlaxoSmithKline, dated November 1, 1993(1)
10.10* Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993, with related amendment(1)
10.11* Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993, with related amendment(1)
10.15* Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995(3)
10.16* Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995(7)
10.17* Stock Purchase Agreement between Registrant and Amgen Inc. dated March 18, 1996(7)
10.18     Lease Agreement with GATX dated June 1, 1995, with related addenda(3)
10.19 Office Lease between Salt Lake Research Park Associates and Registrant dated June 3, 1994, with related amendments(3)
10.20 Consultant Services Agreement between the Registrant and Thomas N. Parks, Ph.D., dated January 30, 1989(1)
10.21 Consulting Agreement between the Registrant and Plexus Ventures, Inc. dated August 5, 1994, as amended(2)
10.22* Binding Letter of Intent between Amgen Inc. and the Registrant dated December 27, 1995(4)
10.23* Amendment effective February 7, 1996 to Research Agreement between the Registrant and The Brigham and Women's Hospital, Inc. dated February 19, 1993(7)
10.24* Amendment effective February 7, 1996 to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993(7)
10.25* Amendment effective January 29, 1996 to the Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 1, 1993(7)
10.26 Form of Registrant's 1994 Employee Stock Purchase Plan and Form of Offering Document as amended and adopted by the Board of Directors dated December 1996(5)
10.27 Form of Registrant's 1994 Non-Employee Directors' Stock Option Plan as amended and adopted by the Board of Directors dated December 1996(5)
10.28 Form of Registrant's 1994 Equity Incentive Plan as amended and adopted by the Board of Directors dated December 1996(5)
10.29 Consulting Services Agreement between the Registrant and Donald E. Kuhla, Ph.D. dated November 1, 1996(7)
10.30* Amendment Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc. dated October 28, 1996(6)
10.31 1997 Research Agreement Amendment between The Brigham and Women's Hospital, Inc. and NPS Pharmaceuticals, Inc., effective March 1, 1997(7)
10.32 Research and Development Agreement between Systems Integration Drug Discovery Company, Inc. (doing business as SIDDCO, Inc.) and NPS Pharmaceuticals, Inc., dated July 16, 1997(8)
10.33 Amendment Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated October 24, 1997(9)
10.34 Amendment Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated October 27, 1997(9)
10.35 Amendment to the Collaborative Research and License Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated November 26, 1997(9)
10.36 Stock Purchase Agreement between GlaxoSmithKline and NPS Pharmaceuticals, Inc., dated November 26, 1997(9)
10.37 First Amendment to the Research & Development Agreement between SIDDCO, INC. and NPS Pharmaceuticals, Inc.(10)
10.38 Consulting Services Agreement between Tamar Howson and NPS Pharmaceuticals, Inc., dated July 3, 2000(12)
21.1      Subsidiaries of the Registrant
23.1      Consent of independent certified public accountants
24.1      Power of Attorney (incorporated in the signature page of the Form
          10-K)

----------
*    Confidential treatment has been granted.

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed January 21, 1994 (Commission File No. 33-74318).
(2) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1994.
(3) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated herein by reference to the Company's Form 8-K dated February 29, 1996.
(5) Incorporated herein by reference to the Company's Form S-8 dated December 9, 1996.
(6) Incorporated herein by reference to the Company's Form 8-K dated December 19, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.
(8) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997.
(9) Incorporated herein by reference to the Company's Form 8-K dated January 27, 1998.
(10) Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997.
(11) Incorporated herein by reference to the Company's Definitive Proxy Statement filed November 18, 1999.
(12) Incorporated herein by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2000.
(13) Incorporated herein by reference to the Company's Registration Statement on Form S-3 filed September 6, 2000 (Commission File No. 333-45274).
(14) Incorporated herein by reference to the Company's Form 8-A dated December 31, 2001

          (b)       Reports on Form 8-K:

                              . none

          (c)       See Exhibits listed under Item 14(a)(3).

          (d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2002.

                                NPS Pharmaceuticals, Inc.


                                By:  /s/  JAMES U. JENSEN
                                     -------------------------------------------
                                     James U. Jensen, Vice President,
                                     Corporate Development and Legal Affairs

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

Name                                    Title                                         Date
----                                    -----                                         ----
/s/  HUNTER JACKSON                     President, Chief Executive Officer,           March 19, 2002
-------------------------------------   and Chairman of the Board
Hunter Jackson, Ph.D.


/s/  ROBERT K. MERRELL                  Vice President, Finance, Chief Financial      March 19, 2002
-------------------------------------   Officer, and Treasurer (Principal Financial
Robert K. Merrell                       and Accounting Officer)



/s/  JAMES U. JENSEN                    Vice President, Corporate Development         March 19, 2002
-------------------------------------
James U. Jensen                         and Legal Affairs, Secretary, and Director



/s/  SANTO J. COSTA                     Director                                      March 19, 2002
-------------------------------------
Santo J. Costa


/s/  JOHN R. EVANS                      Director                                      March 19, 2002
-------------------------------------
John R. Evans


/s/  JAMES G. GRONINGER                 Director                                      March 19, 2002
-------------------------------------
James G. Groninger



/s/  JOSEPH KLEIN, III                  Director                                      March 19, 2002
-------------------------------------
Joseph Klein, III


/s/  DONALD E. KUHLA                    Director                                      March 19, 2002
-------------------------------------
Donald E. Kuhla, Ph.D.


/s/  THOMAS N. PARKS                    Director                                      March 19, 2002
-------------------------------------
Thomas N. Parks, Ph.D.


/s/  EDWARD RYGIEL                      Director                                      March 19, 2002
-------------------------------------
Edward Rygiel


/s/  CALVIN STILLER                     Director                                      March 19, 2002
-------------------------------------
Calvin Stiller, M.D.


/s/  PETER G. TOMBROS                   Director                                      March 19, 2002
-------------------------------------
Peter G. Tombros

                                       36

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                                Table of Contents

                                                                                                    Page
                                                                                                    ----
Independent Auditors' Report.....................................................................    F-2

Consolidated Balance Sheets......................................................................    F-3

Consolidated Statements of Operations............................................................    F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)..................    F-5

Consolidated Statements of Cash Flows............................................................    F-12

Notes to Consolidated Financial Statements.......................................................    F-13

                          Independent Auditors' Report

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001, and for the period from October 22, 1986 (inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, and for the period from October 22, 1986 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue on nonrefundable licensing fees in 2000.

Salt Lake City, Utah
January 24, 2002,
except as to the note 3(d)
which is as of March 12, 2002

                                            /s/ KPMG LLP

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                        (in thousands, except share data)

                                                                                    December 31,
                                                                               ---------------------
                                                                                  2001        2000
                                                                               ---------    --------
                                     Assets

Current assets:
     Cash and cash equivalents                                                 $  39,142     131,083
     Marketable investment securities (note 4)                                   168,376     115,853
     Accounts receivable                                                           8,609         523
     Other current assets                                                          3,228       1,129
                                                                               ---------    --------
                    Total current assets                                         219,355     248,588
                                                                               ---------    --------
Restricted marketable investment securities (note 4)                                  --         754

Plant and equipment (note 5):
     Land                                                                            409         434
     Building                                                                      1,097       1,164
     Equipment                                                                     8,892       7,532
     Leasehold improvements                                                        2,988       2,767
                                                                               ---------    --------
                                                                                  13,386      11,897
     Less accumulated depreciation and amortization                                8,518       6,922
                                                                               ---------    --------
                    Net plant and equipment                                        4,868       4,975

Goodwill, net of accumulated amortization of $3,419 and
     $1,814 at December 31, 2001 and 2000                                          6,838       9,072

Purchased intangible assets, net of accumulated
     amortization of $3,230 and $1,714 at December 31, 2001 and 2000               3,913       5,867
Other assets                                                                           2          14
                                                                               ---------    --------
                                                                               $ 234,976     269,270
                                                                               =========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
     Current installments of obligations under capital leases (note 5)         $       4         305
     Accounts payable                                                             10,737         813
     Accrued expenses                                                              2,060       2,604
     Accrued severance (note 11)                                                     240         154
                                                                               ---------    --------
                    Total current liabilities                                     13,041       3,876
Obligations under capital leases, excluding current installments (note 5)             --          54
                                                                               ---------    --------
                    Total liabilities                                             13,041       3,930
                                                                               ---------    --------
Stockholders' equity (notes 6 and 7):
     Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
        none issued and outstanding                                                   --          --
     Common stock, $.001 par value.  Authorized 45,000,000 shares;
        issued and outstanding 30,164,597 shares at December 31, 2001
        and 29,691,472 shares at December 31, 2000                                    30          30
     Additional paid-in capital                                                  382,681     377,802
     Deferred compensation                                                           (34)       (800)
     Accumulated other comprehensive income (loss)                                   261        (657)
     Deficit accumulated during development stage                               (161,003)   (111,035)
                                                                               ---------    --------
                    Total stockholders' equity                                   221,935     265,340
Commitments and contingencies (notes 3, 5, 7, and 13)
                                                                               ---------    --------
                                                                               $ 234,976     269,270
                                                                               =========    ========

See accompanying notes to consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations

                        (in thousands, except share data)


                                                                                                                 October 22,
                                                                                                                     1986
                                                                                                                  (inception)
                                                                                 Years ended December 31,           through
                                                                              -------------------------------    December 31,
                                                                                2001        2000       1999          2001
                                                                              --------    -------    --------    ------------
Revenues from research and license agreements                                 $ 10,410      7,596       3,445        73,519

Operating expenses:
     Research and development                                                   60,090     27,888      16,935       179,546
     General and administrative                                                 12,099     12,036       5,983        59,151
     Amortization of goodwill and purchased intangibles                          3,411      3,561          --         6,972
     In-process research and development acquired (note 2)                          --         --      17,760        17,760
                                                                              --------    -------    --------      --------
                    Total operating expenses                                    75,600     43,485      40,678       263,429
                                                                              --------    -------    --------      --------
                    Operating loss                                             (65,190)   (35,889)    (37,233)     (189,910)
                                                                              --------    -------    --------      --------
Other income (expense):
     Interest income                                                            12,010      4,836       1,812        28,552
     Gain (loss) on sale of marketable investment securities                     1,642        181        (102)        1,840
     Gain (loss) on disposition of equipment, leasehold improvements,
        and leases                                                                  11     (1,096)       (131)       (1,187)
     Interest expense                                                               (5)       (96)         (4)         (806)
     Foreign currency transaction gain                                              51        137          --           188
     Other                                                                       1,813        315           4         2,138
                                                                              --------    -------    --------      --------
                    Total other income                                          15,522      4,277       1,579        30,725
                                                                              --------    -------    --------      --------
                    Loss before income tax expense                             (49,668)   (31,612)    (35,654)     (159,185)

Income tax expense (note 8)                                                        300         --         --         1,318
                                                                              --------    -------    --------      --------
                    Loss before cumulative effect of change in
                       accounting principle                                    (49,968)   (31,612)    (35,654)     (160,503)

Cumulative effect on prior years (to December 31, 1999) of
     changing to a different revenue recognition method                             --       (500)        --          (500)
                                                                              --------    -------    --------      --------
                    Net loss                                                  $(49,968)   (32,112)    (35,654)     (161,003)
                                                                              ========    =======    ========      ========

Basic and diluted loss per common and common-equivalent share:
     Loss before cumulative effect of change in accounting principle          $  (1.67)   $ (1.32)   $  (2.77)
     Cumulative effect on prior years (to December 31, 1999) of
        changing to a different revenue recognition method                          --      (0.02)         --
                                                                              --------    -------    --------
                    Net loss                                                  $  (1.67)   $ (1.34)   $  (2.77)
                                                                              ========    =======    ========

Pro  forma amounts assuming the new revenue recognition method is applied retroactively:
        Net loss                                                                                     $(34,654)
                                                                                                     ========
        Basic and diluted loss per common and common equivalent share                                $  (2.69)
                                                                                                     ========
Weighted average common and common-equivalent shares outstanding during the year:
        Basic and diluted                                                       29,912     24,007      12,863
                                                                              ========    =======    ========

See accompanying notes to consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                             Accumulated
                                                                                     Deficit                   other
                                                                                    accumulated   Compre-      compre-      Total
                                                            Additional   Deferred     during      hensive      hensive      stock-
                                       Preferred   Common     paid-in     compen-   development   income       income      holders'
                                         stock      stock     capital      sation      stage      (loss)       (loss)       equity
                                       ---------   ------   ----------   --------   -----------   -------    -----------   --------
Balances, December 31, 1985               $--        --          --          --           --                      --           --
Issuance of 1,125,000 shares of
     common stock for cash
     and equipment valued at
     fair value upon incorporation
     at October 22, 1986                   --         1          14          --           --                      --           15
Net loss                                   --        --          --          --          (12)        (12)         --          (12)
                                                                                                  ------         ---          ---
Comprehensive loss                         --        --          --          --           --      $  (12)         --           --
                                          ---       ---         ---         ---          ---      ======         ---          ---
Balances, December 31, 1986                --         1          14          --          (12)                     --            3
Repurchase of 375,000 shares
     of common stock                       --        --          (5)         --           --                      --           (5)
Issuance of 82,500 shares of
     common stock for services             --        --           1          --           --                      --            1
Net income                                 --        --          --          --          121         121          --          121
                                                                                                  ------         ---          ---
Comprehensive income                       --        --          --          --           --      $  121          --           --
                                          ---       ---         ---         ---          ---      ======         ---          ---
Balances, December 31, 1987                --        1           10          --          109                      --          120
Issuance of 55,556 shares of
     preferred stock for cash               6        --         294          --           --                      --          300
Issuance of 11,448 shares of
     common stock for cash under
     option plan                           --        --           1          --           --                      --            1
Issuance of 97,500 shares of
     common stock for services under
     option plan                           --        --          33          --           --                      --           33
Net loss                                   --        --          --          --         (106)       (106)         --         (106)
                                                                                                  ------         ---          ---
Comprehensive loss                         --        --          --          --           --      $ (106)         --           --
                                          ---       ---         ---         ---          ---      ======         ---          ---
Balances, December 31, 1988                 6         1         338          --            3                      --          348
Issuance of 37,037 shares of
     preferred stock for cash               4        --         336          --           --                      --          340
Issuance of 7,500 shares of
     common stock for services under
     option plan                           --        --           3          --           --                      --            3
Net loss                                   --        --          --          --           (5)         (5)         --           (5)
                                                                                                  ------         ---          ---
Comprehensive loss                         --        --          --          --           --      $   (5)         --           --
                                          ---       ---         ---         ---          ---      ======         ---          ---
Balances, December 31, 1989                10         1         677          --           (2)                     --          686

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                        Accumulated
                                                                                  Deficit                 other
                                                                                 accumulated  Compre-     compre-     Total
                                                           Additional  Deferred    during     hensive     hensive     stock-
                                        Preferred  Common   paid-in    compen-   development  income      income     holders'
                                          stock    stock    capital    sation       stage     (loss)      (loss)     equity
                                        ---------  ------  ----------  --------  -----------  --------  -----------  --------
Issuance of 37,037 shares of
     preferred stock for cash                3       --         337       --           --                               340
Issuance of 2,475 shares of
     common stock for cash under
     option plan                            --       --           1       --           --                   --            1
Net loss                                    --       --          --       --         (213)       (213)      --         (213)
                                                                                   ------
Comprehensive loss                          --       --          --       --           --     $  (213)      --           --
                                         -----    -----     -------    -----       ------     =======    -----       ------
Balances, December 31, 1990                 13       1        1,015       --         (215)                  --          814
Issuance of 4,500 shares of
     common stock for cash under
     option plan                            --       --           2       --           --                   --            2
Net loss                                    --       --          --       --         (462)       (462)      --         (462)
                                                                                              -------    -----       ------
Comprehensive loss                          --       --          --       --           --     $  (462)      --           --
                                         -----    -----     -------    -----       ------     =======    -----       ------
Balances, December 31, 1991                 13       1        1,017       --         (677)                  --          354
Issuance of 3,675 shares of
     common stock for cash under
     option plan                            --       --           2       --           --                   --            2
Issuance of 230,334 shares of
     common stock upon conversion of
     129,630 shares of preferred stock     (13)      --          13       --           --                   --           --
Repurchase and cancellation of
     83,334 shares of common stock
      for cash                              --       --        (300)      --           --                   --         (300)
Issuance of 781,250 shares of
     preferred stock for cash, net of
     offering costs                          1       --       4,937       --           --                   --        4,938
Issuance of 678,573 shares of
     preferred stock for cash, net of
     offering costs                          1       --       4,694       --           --                   --        4,695
Issuance of 101,452 shares of
     common stock for services related
     to preferred stock offering            --       --          --       --           --                   --           --
Net loss                                    --       --          --       --       (2,607)     (2,607)      --       (2,607)
                                                                                              -------
Comprehensive loss                          --       --          --       --           --     $(2,607)      --           --
                                           ---       --     -------       --       ------     =======    -----       ------
Balances, December 31, 1992                  2        1      10,363       --       (3,284)                  --        7,082

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                              Accumulated
                                                                                        Deficit                 other
                                                                                      accumulated   Compre-    compre-       Total
                                                              Additional   Deferred     during      hensive    hensive       stock-
                                         Preferred   Common    paid-in     compen-    development   income     income       holders'
                                          stock       stock    capital      sation       stage      (loss)     (loss)        equity
                                         ---------   ------   ----------   --------   -----------   -------   -----------   --------
Issuance of 37,524 shares of
 common stock for cash under
 option plan                                 --        --           26        --            --                    --            26
Issuance of 583,334 shares of
 preferred stock for cash, net
 of offering costs                           --        --        6,968        --            --                    --          6,968
Issuance of 6,050 shares of
 preferred stock for services                --        --           73        --            --                    --             73
Deferred compensation related
 to grant of stock options, net of
 current year expense                        --        --          766      (745)           --                    --             21
Net loss                                     --        --           --        --        (7,159)      (7,159)      --         (7,159)
                                                                                                    -------
Comprehensive loss                           --        --           --        --            --      $(7,159)      --             --
                                         ------    ------       ------    ------       -------      =======   ------         ------
Balances, December 31, 1993                   2         1       18,196      (745)      (10,443)                   --          7,011
Issuance of 3,475,666 shares of
 common stock upon conversion of
  2,049,207 shares of preferred stock        (2)        4           (2)       --            --                    --             --
Issuance of 2,000,000 shares of
 common stock for cash, net of
 offering costs                              --         2        9,530        --            --                    --          9,532
Issuance of 20,000 shares of
 common stock for services                   --        --           96        --            --                    --             96
Issuance of 46,118 shares of
 common stock for cash and options
 for 432 shares under option plans           --        --           27        --            --                    --             27
Amortization of deferred compensation        --        --           --       255            --                    --            255
Net loss                                     --        --           --        --        (6,756)      (6,756)      --         (6,756)
                                                                                                    -------
Comprehensive loss                           --        --           --        --            --      $(6,756)      --             --
                                         ------    ------       ------    ------       -------      =======   ------         ------
Balances, December 31, 1994                  --         7       27,847      (490)      (17,199)                   --         10,165
Issuance of 242,385 shares of
 common stock for cash and options
 for 14,816 shares under option plans        --        --          100        --            --                    --            100
Issuance of 39,771 shares of
 common stock for cash under
 employee purchase plan                      --        --          110        --            --                    --            110
Issuance of 3,287 shares of
 common stock for services                   --        --           10        --            --                    --             10

Amortization of deferred compensation        --        --           --       255            --                    --            255
Net loss                                     --        --           --        --        (3,318)      (3,318)      --         (3,318)
                                                                                                    -------
Comprehensive loss                           --        --           --        --            --      $(3,318)      --             --
                                         ------    ------       ------    ------       -------      =======   ------         ------
Balances, December 31, 1995                  --         7       28,067      (235)      (20,517)                   --          7,322


                                      F-7                            (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                              Accumulated
                                                                                       Deficit                   other
                                                                                     accumulated   Compre-       compre-     Total
                                                             Additional   Deferred     during      hensive       hensive     stock-
                                        Preferred   Common    paid-in     compen-    development    income       income     holders'
                                          stock     stock     capital      sation       stage       (loss)       (loss)      equity
                                        ---------   ------   ----------   --------   -----------   --------   -----------   --------
Issuance of 1,000,000 shares of
 common stock for cash                  $  --          1        7,499        --           --                      --          7,500
Issuance of 3,450,000 shares of
 common stock for cash, net of
 offering costs                            --          4       47,909        --           --                      --         47,913
Issuance of 223,940 shares of
 common stock for cash and options
 for 5,746 shares under option plans       --         --          221        --           --                      --            221
Issuance of 24,814 shares of
 common stock for services under
 option plans                              --         --          334        --           --                      --            334
Issuance of 18,147 shares of
 common stock for cash under
 employee purchase plan                    --         --          110        --           --                      --            110
Issuance of 17,519 shares of
 common stock for warrants for 2,731
 shares upon exercise of warrants          --         --           --        --           --                      --             --
Consulting expense related to the
 grant of stock options for services
  rendered                                 --         --          130        --           --                      --            130
Amortization of deferred compensation      --         --           --       235           --                      --            235
Net income                                 --         --           --        --        6,105          6,105       --          6,105
                                                                                                   --------
Comprehensive income                       --         --           --        --           --       $  6,105       --             --
                                      -------    -------     --------    ------      -------       ========   ------        -------
Balances, December 31, 1996                --         12       84,270        --      (14,412)                     --         69,870
Issuance of 160,000 shares of
 common stock for cash                     --         --        1,554        --           --                      --          1,554
Issuance of 211,554 shares of
 common stock for cash and 11,864
 shares under option plans                 --         --          302        --           --                      --            302
Issuance of 11,200 shares of
 common stock for services under
 option plans                              --         --          128        --           --                      --            128
Issuance of 20,343 shares of
 common stock for cash under
 employee purchase plan                    --         --          160        --           --                      --            160
Net loss                                   --         --           --        --      (11,695)       (11,695)      --        (11,695)
                                                                                                   --------
Comprehensive loss                         --         --           --        --           --       $(11,695)      --             --
                                      -------    -------     --------    ------      -------       ========   ------        -------
Balances, December 31, 1997                --         12       86,414        --      (26,107)                     --         60,319

                                      F-8                            (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                              Accumulated
                                                                                       Deficit                  other
                                                                                     accumulated    Compre-     compre-       Total
                                                             Additional   Deferred     during       hensive     hensive      stock-
                                        Preferred   Common    paid-in      compen-   development    income      income      holders'
                                          stock      stock    capital      sation      stage        (loss)      (loss)       equity
                                        ---------   ------   ----------   --------   -----------   --------   -----------   --------
Issuance of 204,000 shares of
 common stock for cash                  $  --         --        1,299        --            --                       --        1,299
Issuance of 124,252 shares of
 common stock for cash under
 option plans                              --         --          243        --            --                       --          243
Issuance of 16,097 shares of
 common stock for services under
 option plans                              --         --          121        --            --                       --          121
Issuance of 31,669 shares of
 common stock for cash under
 employee purchase plan                    --         --          215        --            --                       --          215
Gross unrealized gains on
 marketable securities                                                                                  433
Reclassification for realized gains
 on marketable securities                                                                              (323)
                                                                                                   --------
Net unrealized gains on marketable
 investment securities                     --         --           --        --            --           110        110          110
Net loss                                   --         --           --        --       (17,162)      (17,162)        --      (17,162)
                                                                                                   --------
Comprehensive loss                         --         --           --        --            --      $(17,052)        --           --
                                     --------    -------      -------   -------      --------      ========     ------      -------
Balances, December 31, 1998                --         12       88,292        --       (43,269)                     110       45,145
Issuance of 249,000 shares of
 common stock for cash                     --          1        1,323        --            --                       --        1,324
Issuance of 124,365 shares of
 common stock for cash under
 option plans                              --         --          251        --            --                       --          251
Issuance of 15,062 shares of
 common stock for services under
 option plans                              --         --          105        --            --                       --          105
Issuance of 38,034 shares of
 common stock for cash under
 employee purchase plan                    --         --          222        --            --                       --          222
Issuance of 6,516,923 shares
 and options and warrants to purchase
 675,520 shares of common stock
 in purchase business combination
 (note 2)                                  --          7       44,746        --            --                       --       44,753
Compensation expense on stock option
 issuances                                 --         --           97        --            --                       --           97
Gross unrealized loss on marketable
 securities                                                                                            (266)
Reclassification for realized losses
 on marketable securities                                                                               102
                                                                                                   --------
Net unrealized losses on marketable
 investment securities                     --         --           --        --            --          (164)      (164)        (164)
Net loss                                   --         --           --        --       (35,654)      (35,654)        --      (35,654)
                                                                                                   --------
Comprehensive loss                         --         --           --        --            --      $(35,818)        --           --
                                     --------    -------      -------   -------      --------      ========     ------      -------
Balances, December 31, 1999                --         20      135,036        --       (78,923)                     (54)      56,079

                                      F-9                            (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)


                                                                                                              Accumulated
                                                                                       Deficit                  other
                                                                                     accumulated    Compre-     compre-       Total
                                                             Additional   Deferred     during       hensive     hensive      stock-
                                        Preferred   Common    paid-in      compen-   development    income      income      holders'
                                          stock      stock    capital      sation      stage        (loss)      (loss)       equity
                                        ---------   ------   ----------   --------   -----------   --------   -----------   --------
Issuance of 3,900,000 shares of
 common stock for cash  (note 6)           --          4       43,314        --            --                       --       43,318
Issuance of 210,526 common
 shares in exchange for minority
 interest (note 6)                         --         --        2,500        --            --                       --        2,500
Issuance of 168,492 shares of
 common stock for cash (note 6)            --         --        2,000        --            --                       --        2,000
Issuance of 4,600,000 shares of
 common stock for cash (note 6)            --          5      180,716        --            --                       --      180,721
Issuance of 1,254,791 shares of
 common stock for cash of $11,109
 and receivables of $193 under option
 and warrant plans (note 6)                --          1       11,301        --            --                       --       11,302
Issuance of 10,700 shares of
 common stock for services                 --         --          241        --            --                       --          241
Issuance of 17,243 shares of
 common stock for cash under
 employee purchase plan                    --         --          136        --            --                       --          136
Compensation expense on stock
 option issuances                          --         --        1,758        --            --                       --        1,758
Deferred compensation, net of
 current year expense                      --         --          800      (800)           --                       --           --
Gross unrealized gain on marketable
 securities                                                                                             426
Reclassification for realized gain/
 losses on marketable securities                                                                       (181)
                                                                                                   --------
Net unrealized gains on marketable
 investment securities                     --         --           --        --            --           245        245          245
Foreign currency translation loss          --         --           --        --            --          (848)      (848)        (848)
Net loss                                   --         --           --        --       (32,112)      (32,112)        --      (32,112)
                                                                                                   --------
Comprehensive loss                         --         --           --        --            --      $(32,715)        --           --
                                     --------    -------      -------   -------      --------      ========    -------      -------

Balances, December 31, 2000                --         30      377,802      (800)     (111,035)                    (657)     265,340

                                      F-10                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

             October 22, 1986 (inception) through December 31, 2001

                        (in thousands, except share data)

                                                                                                           Accumulated
                                                                                      Deficit                 other
                                                                                    accumulated  Compre-     compre-     Total
                                                              Additional  Deferred    during     hensive     hensive     stock-
                                          Preferred   Common   paid-in    compen-   development   income     income     holders'
                                            stock      stock   capital     sation      stage      (loss)     (loss)      equity
                                          ---------   ------  ----------  --------  -----------  --------  -----------  --------
Issuance of 432,216 shares of
 common stock for cash of $2,741
 and receivables of $271 under option
 and warrant plans (note 6)               $      --      --     3,012         --           --                    --        3,012
Issuance of 20,096 shares of
 common stock for services                       --      --       402         --           --                    --          402
Issuance of 20,813 shares of
 common stock for cash under                     --      --       337         --           --                    --          337
 employee purchase plan
Compensation expense on stock
 option issuances                                --      --     1,894         --           --                    --        1,894
Deferred compensation, net of
 current year expense                            --      --      (766)       766           --                    --           --
Gross unrealized gain on marketable
 securities                                      --      --        --         --           --       3,481        --           --
Reclassification for realized gain/losses
 on marketable securities                        --      --        --         --           --      (1,642)       --           --
                                                                                                 --------
Net unrealized gains on marketable
 investment securities                           --      --        --         --           --       1,839     1,839        1,839
Foreign currency translation loss                --      --        --         --           --        (921)     (921)        (921)
Net loss                                         --      --        --         --      (49,968)    (49,968)       --      (49,968)
                                                                                                 --------
Comprehensive loss                               --      --        --         --           --    $(49,050)       --           --
                                          ---------  ------    -------   -------     --------    ========  --------     --------
Balances, December 31, 2001               $      --      30    382,681       (34)    (161,003)                  261      221,935
                                          =========  ======    =======   =======     ========              ========     ========

See accompanying notes to consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                                                    October 22,
                                                                                                                       1986
                                                                                                                    (inception)
                                                                                   Years ended December 31,           through
                                                                               -----------------------------------  December 31,
                                                                                2001          2000         1999         2001
                                                                               --------      --------      -------  ------------
Cash flows from operating activities:
     Net loss                                                                    (49,968)      (32,112)     (35,654)    (161,003)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation and amortization                                           5,066         5,428        1,196       17,204
           Loss (gain) on disposition of equipment, leasehold improvements
            and leases                                                               (11)        1,096          131        1,186
           Realized loss (gain) on sale of marketable investment securities       (1,642)         (181)         102       (1,840)
           Issuance of common and preferred stock in lieu of cash for services       402           241          105        1,678
           Compensation expense on stock options                                   1,894         1,758           96        4,515
           Write-off of in-process research and development                           --            --       17,760       17,760
           Decrease (increase) in operating assets:
              Accounts receivable                                                 (8,182)          270         (325)      (8,339)
              Other current assets and other assets                               (1,655)         (461)         125       (2,154)
           Increase (decrease) in operating liabilities:
              Accounts payable, accrued expenses and accrued severance             9,551           838       (1,703)      10,909
              Deferred income                                                         --        (1,255)          94         (486)
                                                                                --------      --------      -------     --------
                    Net cash used in operating activities                        (44,545)      (24,378)     (18,073)    (120,570)
                                                                                --------      --------      -------     --------
Cash flows from investing activities:
     Net sale (purchase) of marketable investment securities                     (48,406)      (93,118)       7,129     (153,995)
     Acquisitions of equipment and leasehold improvements                         (1,682)         (273)        (641)     (11,883)
     Proceeds from sale of equipment                                                  11           199           --        1,286
     Cash paid for acquisition, net of cash received                                  --            --         (676)        (676)
                                                                                --------      --------      -------     --------
                    Net cash provided by (used in) investing activities          (50,077)      (93,192)       5,812     (165,268)
                                                                                --------      --------      -------     --------
Cash flows from financing activities:
     Proceeds from note payable to bank                                               --            --           --          124
     Proceeds from issuance of preferred stock                                        --            --           --       17,581
     Proceeds from issuance of common stock                                        3,271       237,284        1,797      311,680
     Proceeds from long-term debt                                                     --            --           --        1,166
     Principal payments on note payable to bank                                       --            --           --         (124)
     Principal payments under capital lease obligations                             (344)         (367)         (26)      (2,157)
     Principal payments on long-term debt                                             --        (1,490)          (9)      (2,854)
     Repurchase of preferred stock                                                    --            --           --         (300)
                                                                                --------      --------      -------     --------
                    Net cash provided by financing activities                      2,927       235,427        1,762      325,116
                                                                                --------      --------      -------     --------
Effect of exchange rate changes on cash                                             (246)          110           --         (136)
                                                                                --------      --------      -------     --------
Net increase (decrease) in cash and cash equivalents                             (91,941)      117,967      (10,499)      39,142
Cash and cash equivalents at beginning of period                                 131,083        13,116       23,615           --
                                                                                --------      --------      -------     --------
Cash and cash equivalents at end of period                                        39,142       131,083       13,116       39,142
                                                                                ========      ========      =======     ========
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                            5            96            4          806
     Cash paid for taxes                                                             300            --           --        1,318
Supplemental schedule of noncash investing and financing activities:
     Acquisition of equipment through incurrence of capital lease obligations         --            --           --        1,478
     Acquisition of leasehold improvements through incurrence of debt                 --            --           --          197
     Issuance of stock for stock subscription receivable                             271           193           --        4,271
     Unrealized (loss) gain on marketable investment securities                    1,839           245         (164)       2,030

See accompanying notes to consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(1)  Organization and Summary of Significant Accounting Policies

     The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its subsidiaries, collectively referred to as the Company. The Company, a development stage enterprise, is engaged in the discovery, development and commercialization of pharmaceutical products. Since inception, the Company's principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

     (a)  Cash Equivalents

          The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $36.2 million and $125.8 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the book value of cash equivalents approximates fair value.

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

          The Company adopted SAB No. 101 in the fourth quarter of 2000 and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and Statement of Financial Accounting Standards
          (SFAS) No. 3, Reporting Accounting Changes in Interim Financial Statements, results of operations for the first, second, and third quarter of 2000 have been restated to reflect the new revenue recognition policy. The effect of the adoption of SAB No. 101 on retained earnings as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the year ended December 31, 2000. Prior to September 30, 2000, the Company recognized revenue from nonrefundable license fees at the inception of an agreement when the Company had no further obligations relative to such licensing fees. Upon adoption of SAB No. 101, the Company changed its revenue recognition policy with respect to nonrefundable licensing fees.

          Based on the criteria included in SAB No. 101, the Company concluded that nonrefundable license fees should be recognized over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, which was then recognized in the year ended December 31, 2000; as such, the net loss did not change for the year ended December 31, 2000. Prior year consolidated financial statements have not been restated to reflect the change in accounting principle.

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

                                      F-13                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          Depreciation of plant is calculated on the straight-line method over its estimated useful life of 15 years. Depreciation and amortization of equipment (including equipment held under capital lease) are calculated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Amortization of assets held under capital lease is included with depreciation and amortization expense.

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

          Potential common shares of approximately 2.6 million, 2.5 million, and
          3.1 million during the years ended December 31, 2001, 2000, and 1999, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the period.

     (f)  Stock-Based Compensation

          The Company employs the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB
          25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No.
          123. The Company uses the straight-line method of amortization for stock-based compensation.

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

                        December 31, 2001, 2000 and 1999

          life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific-identification basis.

     (i)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and all subsidiaries in which it owns a majority voting interest. Investments in a limited partnership and in nonpublic corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries one other investment in a nonpublic corporation at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

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

     (l)  Foreign Currency Translation

          The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company's subsidiaries operating in Canada had net assets of approximately $8.8 million and $20.4 million as of December 31, 2001 and 2000, respectively.

     (m)  Operating Segments

          The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company's only non-United States revenues relate to the Company's Canadian subsidiary and represent 22 percent and 30 percent of the Company's total revenues for the years ended December 31, 2001 and 2000, respectively. There was no non-United States revenue for the year ended December 31, 1999.

     (n)  Comprehensive Income (Loss)

          Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from

                                      F-15                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses.

     (o)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)  Business Acquisition

     On December 23, 1999, the Company acquired all of the outstanding common stock of Allelix for 6,516,923 shares of the Company's common stock, including 3,476,009 exchangeable shares as discussed more fully in note 6(b), which was valued at approximately $42.8 million. In addition, the Company converted all outstanding Allelix options and warrants into options to purchase approximately 675,520 shares of common stock of the Company with a fair value of approximately $1.9 million and incurred transaction costs of approximately $1.5 million. There are no outstanding warrants as of December 31, 2001. The acquisition was accounted for by the purchase method. Although the acquisition closed on December 23, 1999, for accounting purposes, it was recorded on December 31, 1999, as the operating results from December 23, 1999 to December 31, 1999 were not material.

     The total purchase price and final allocation among the tangible and intangible assets and liabilities acquired (including acquired in-process research and development) is summarized as follows (in thousands):

Total purchase price:
    Total stock consideration                         $42,816
    Value of options and warrants assumed               1,937
    Transaction costs                                   1,488
                                                      -------
                                                      $46,241
                                                      =======

                                                                   Amortization
                                                                  period (years)
                                                                  --------------

Purchase price allocation:
    Net tangible assets acquired                       $ 16,997
    Net liabilities assumed                              (7,566)
Intangible assets:
    Assembled workforce                                     680           2
    Patents                                               7,140           5
    Goodwill                                             11,230           6
In-process research and development                      17,760        Expensed
                                                       --------
                                                       $ 46,241
                                                       ========

     Unaudited pro forma net revenue of $10.2 million, net loss of $36.8 million, and basic and diluted net loss per share of $1.90 for the year ended December 31, 1999 presents the combined results of operations of NPS and Allelix as if the acquisition had occurred as of the beginning of 1999 after giving effect to adjustments, including, but not limited to, amortization of goodwill and purchased intangibles, and entries to conform Allelix to the Company's accounting policies. The $17.8 million write-off for acquired in-process research and development has been excluded from the pro forma results as it is a nonrecurring charge. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had NPS and Allelix constituted a single entity during such periods.

                                      F-16                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     The Company recorded an expense of $17.8 million in December 1999 for in-process research and development that was acquired as part of the Company's purchase of Allelix. The acquired in-process research and development consisted of five drug development programs, of which PREOS(TM) (human parathyroid hormone), formerly known as ALX1-11, for osteoporosis, and ALX-0600, for gastrointestinal disorders, accounted for 83 percent of the total value.

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

     Since the date of the acquisition, the Company revised its plans for the next series of clinical trials for PREOS and ALX-0600. The Company started a pivotal Phase III clinical trial with PREOS. The Company also started enrolling a small number of patients in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition, and through December 31, 2000, the Company has incurred development costs of approximately $55.1 million for PREOS and $4.8 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs the Company incurs to conduct current clinical trials and any additional testing that is necessary to obtain FDA approval.

     The Company believes the assumptions used in the valuation of the in-process research and development acquired from Allelix were reasonable at the time of the acquisition. However, the Company has modified development plans as new data has become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

(3)  Collaborative and License Agreements

     The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensee) under certain of the below described collaborative research, development and license agreements, the success of each program is dependent upon the efforts of the Licensee. Each of the respective agreements may be terminated early. If any of the Licensees terminates an agreement, such termination may have a material adverse effect on the Company's operations. Following is a description of significant current collaborations and license agreements:

     (a)  Amgen Inc.

          Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The funded development period expired in 2000. Amgen is required to pay all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. Amgen is an equity investor in the Company. The Company recognized research and licensing revenue of $3.0 million in 2001 and $400,000 in 2000 and 1999, respectively, under the contract.

     (b)  AstraZeneca

          In March 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally,

                                      F-17                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. If certain milestones are met, the Company may receive milestone payments of up to $30.0 million and royalties on sales of products that include those compounds. During the five-year research term, the Company and AstraZeneca will work together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the research costs through a minimum of 30 months and, under certain circumstances, for the full term of 60 months. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products and the Company may not receive some late-stage milestone payments.

     (c)  Eli Lilly and Company and Lilly Canada

          In December 1989, Allelix entered into a collaborative research and license agreement with Lilly. Lilly is solely responsible for development, preclinical and clinical testing and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized research and licensing revenue of $1.7 million in 2000. The funded research period expired in November 2000.

     (d)  Forest Laboratories, Inc.

          In August 2000, the Company entered into an exclusive worldwide license with Forest Laboratories, Inc. for the development and commercialization of ALX-0646. Under the Forest agreement, the Company has recognized research and licensing revenues of $1.0 million and $200,000 in 2001 and 2000, respectively. On March 12, 2002, the Company received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to the Company.

     (e)  GlaxoSmithKline

          Effective November 1, 1993, the Company entered into an agreement with GalxoSmithKline (GSK) to collaborate on the discovery, development and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2001. The Company and GSK have agreed to continue the funded research on a month-to-month basis. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

          Under the GSK agreement, the Company has recognized research and licensing revenue of $750,000, $1.8 million, and $2.0 million in 2001, 2000, and 1999, respectively. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

          GSK is an equity investor in the Company.

                                      F-18                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     (f)  Janssen Pharmaceutica N.V.

          On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to an NPS Allelix option for co-promotion in Canada. Under the Janssen agreement, the Company has recognized research and licensing revenue of $1.0 million and $1.9 million in 2001 and 2000, respectively. The funded research period expired in November 2000.

          Johnson & Johnson Development Corporation, an affiliate of Janssen, is an equity investor in the Company.

     (g)  Kirin Brewery Company, Limited

          Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Ltd., a Japanese company (Kirin), to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. The funded research period expired in 2000. Any payments subsequent to June 2000 represent milestone and royalty payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology.

          The Company recognized research and licensing revenue of $3.0 million, $500,000 and $1.0 million in 2001, 2000 and 1999, respectively. Additionally, as a consequence of implementing SAB No. 101, the Company recognized $500,000 of revenue during 2000 for licensing fees paid by Kirin as part of the $5.0 million license fee which was initially recognized in 1995.

     (h)  Technology Partnerships Canada

          In November 1999, Allelix entered into an agreement with the government of Canada pursuant to the Technology Partnerships Canada program, which provides for the Canadian government to reimburse the Company for research expenses incurred pursuing treatments for various intestinal disorders utilizing the ALX-0600 technology. Under the terms of the agreement, the Canadian government will reimburse the Company for 30 percent of the qualified costs incurred through December 2002 up to a maximum of Cdn. $8.4 million. As of December 31, 2001, a total of Cdn. $4.7 million had been invoiced by both Allelix, prior to the effective date of the acquisition, and the Company, for reimbursement under the terms of the agreement. As a result of the funding, the Company will pay a 10 percent royalty to the Canadian government on revenues received through December 2008 from the sale or license of any product developed from the funded research. If such payments have not reached a total of Cdn. $23.9 million by that date, then royalty payments shall continue until that amount is reached or until December 2017, whichever occurs first. If the Canadian government declares an event of default under the agreement, the Company could be required to repay all amounts received from Canada, plus interest and other damages. The Company recognized $1.3 million and $404,000 as research support revenue in 2001 and 2000, respectively.

     (i)  In-License and Purchase Agreements

          The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2001, 2000, and 1999, the Company paid to these institutions $885,000, $1.0 million, and $1.4 million, respectively, in sponsored research payments and license fees. As of December 31, 2001, the Company had a total commitment of up to $1.8 million for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties.

                                      F-19                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(4)  Marketable Investment Securities

     Investment securities available for sale as of December 31, 2001 are summarized as follows (in thousands):

                                                      Gross
                                        Gross       unrealized
                        Amortized    unrealized      holding
                          cost      holding gains     losses     Fair value
                        ---------   -------------   ----------   ----------
Equity securities:
    Common stock        $      1          --             --             1
    Preferred stock        4,000          --             --         4,000
Debt securities:
    Treasury              23,040          35             --        23,075
    Corporate             84,651       1,611             --        86,262
    Municipal              4,000          --             --         4,000
    Government agency     50,654         403            (19)       51,038
                        --------     -------         --------     --------
                        $166,346       2,049            (19)      168,376
                        ========     =======         ========     ========

     Investment securities available for sale as of December 31, 2000 are summarized as follows (in thousands):

                                                                       Gross
                                                        Gross        unrealized
                                        Amortized     unrealized      holding
                                          cost       holding gains    losses      Fair value
                                        ---------    -------------   ----------   ----------
Equity securities:
    Common stock                        $       1           1            --              2
    Preferred stock                         2,500          --            --          2,500
Debt securities:
    Treasury                               18,021          52            --         18,073
    Corporate                              19,245          33            (7)        19,271
    Commercial paper                       13,548           3            --         13,551
    Municipal                              26,010          --            (1)        26,009
    Government agency                      37,091         110            --         37,201
                                        ---------         ---           ---        -------

                                          116,416         199            (8)       116,607

Less marketable investment securities
    classified as restricted                 (754)         --            --           (754)
                                        ---------       -----         -----        -------

                                        $ 115,662         199            (8)       115,853
                                        =========       =====         =====        =======

                                      F-20                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Maturities of investment securities available for sale are as follows at December 31, 2001 (in thousands):

                                        Amortized cost   Fair value
                                        --------------   ----------
Due within one year                        $ 21,603        21,734
Due after one year through five years       140,279       142,166
Due between five and ten years                  463           475
                                           --------       -------
              Total debt securities         162,345       164,375

Equity securities                             4,001         4,001
                                           --------       -------
                                           $166,346       168,376
                                           ========       ========

     For the years ended December 31, 2001, 2000, and 1999, purchases of marketable investment securities were $422.7 million, $314.1 million, and $73.6 million, respectively. For the years ended December 31, 2001, 2000, and 1999, sales and maturities of marketable investment securities were $374.3 million, $221.0 million, and $80.8 million, respectively.

(5)  Leases

     The Company is obligated under one capital lease for certain equipment that expires in May 2002. Future minimum lease payments on capital leases are $4,000. The Company also has noncancelable operating leases for office and laboratory space that expire in 2004 and noncancelable operating leases for certain equipment that expire in 2006. Rental expense for these operating leases was approximately $1.1 million, $1.1 million and $895,000 for 2001, 2000, and 1999, respectively. The future lease payments under noncancelable operating leases as of December 31, 2001 are as follow (in thousands):

                                                  Operating leases
                                                  ----------------
Year ending December 31:
    2002                                             $   689
    2003                                                 707
    2004                                                 526
    2005                                                   5
    2006                                                   3
                                                     -------
              Total minimum lease payments           $ 1,930
                                                     =======

     At December 31, 2001 and 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

                                      2001        2000
                                   ---------    -------

Equipment                          $   1,630      1,649
Less accumulated amortization         (1,581)    (1,489)
                                   ---------    -------

Net equipment                      $      49        160
                                   =========    =======

                                      F-21                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

(6)  Capital Stock

     (a)  Stockholders Rights Plan

          In December 1996, the Board of Directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20 percent or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20 percent or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2001, the Rights were not exercisable.

     (b)  Exchangeable Shares of NPS Allelix Inc.

          On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the Company, issued 3,476,009 exchangeable shares to certain Canadian stockholders of Allelix in exchange for their shares of Allelix. The exchangeable shares are designed to be the functional and economic equivalent of the Company's common stock, and were issued to such stockholders in lieu of shares of the Company's common stock because of Canadian tax considerations. The terms and conditions of the exchangeable share provisions provide each Canadian registered holder with the following rights:

          i) the right to exchange such exchangeable shares for the Company's common stock on a one-for-one basis at any time;

          ii) the right to receive dividends, on a per share basis, in amounts (or property in the case of non-cash dividends) which are the same as, and which are payable at the same time as, dividends declared on the Company's common stock;

          iii) the right to vote, on a per share equivalent basis, at all stockholder meetings at which the holders of the Company's common stock are entitled to vote; and

          iv) the right to participate, on a per share equivalent basis, in a liquidation, dissolution or other winding-up of the Company, on a pro rata basis with the registered holders of the Company's common stock in the distribution of assets of the Company, through the medium of a mandatory exchange of exchangeable shares for the Company's common stock.

          The exchangeable shares are exchangeable at any time by their holder solely into shares of the Company's common stock on a one-for-one basis. On or after December 31, 2004, the Company has the right to cause the exchange of all outstanding exchangeable shares for shares of the Company's common stock on a one-for-one basis. Also, the Company has the right to effect such an exchange at any time (i) if there are fewer than 1,000,000 exchangeable shares outstanding (other than those held by the Company and its affiliates); or (ii) on or after the occurrence of a change in control of the Company where it is not reasonably practicable to substantially replicate the existing terms and conditions of the exchangeable shares in connection with such a transaction. As of December 31, 2001, the Company had 444,597 exchangeable shares outstanding.

                                      F-22                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

          The exchangeable shares do not have liquidation rights in NPS Allelix Inc. and, as such, the consolidated financial statements do not include minority interest.

          The Company has created a special voting share, not separately disclosed on the consolidated balance sheets, held in trust as a mechanism to accomplish the voting rights objectives of the exchangeable shares which are included as outstanding common shares on the Company's consolidated balance sheets.

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

          On May 11, 2000, the Company sold 168,492 shares of its common stock for $2.0 million based upon the average of the bid and ask prices of the Company's common stock during a period of 20 consecutive trading days prior to the sale under the terms of an on-going corporate license agreement. The fair value on May 11, 2000 of the shares issued on the closing date was $2,021,904.

          In November 2000, the Company completed a public offering of 4.6 million shares of its common stock at $42.00 per share, with net proceeds, after deducting offering costs of $12.5 million, to the Company of approximately $180.7 million.

          As of December 31, 2001 and 2000, other current assets included $271,000 and $193,000, respectively, in amounts receivable for stock options recently exercised. Such amounts were collected shortly after the respective year-ends.

(7)  Stock-Based Compensation Plans

     As of December 31, 2001, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994
     Plan), the 1994 Non-employee Directors' Stock Option Plan (the Directors'
     Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 4,023,909 shares are authorized for issuance under the four plans.

     As of December 31, 2001, there are no shares reserved for future grant under the 1987 Plan, there are 279,034 shares reserved for future grant under the 1994 Plan, there are 12,530 shares reserved for future grant under the Directors' Plan, and there are 1,100,400 shares reserved for future grant under the 1998 Plan. Under the Company's 1994 Plan and the 1998 Plan, the exercise price of options granted is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the Board of Directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant.

                                      F-23                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

     Under the Directors' Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted annually for each year of service. The exercise price of options granted is the fair market value on the date of grant.

     On March 26, 2001, the Company modified the 1994 Plan and the 1998 Plan such that all outstanding options at the date of modification vest upon a change in control of the Company. The March 26, 2001 intrinsic value of the remaining unvested modified options is $8.7 million at December 31, 2001. The Company has not recorded compensation expense for the intrinsic value of unvested options as a change in control is not considered likely as of December 31, 2001. At such time that a change in control is considered likely, the Company may incur a charge to compensation expense.

     The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85 percent of the market price at the beginning or end of the offering period. The Company has authorized 260,000 shares for purchase by employees. Employees purchased 20,813, 17,243 and 38,034 shares under the Purchase Plan in the years ended December 31, 2001, 2000 and 1999, respectively, and 73,981 shares remain available for future purchase.

     A summary of activity related to aggregate options under all four plans is indicated in the following table (shares in thousands):

                                                    Years ended December 31,
                             ---------------------------------------------------------------------
                                     2001                    2000                    1999
                             ---------------------   ---------------------   ---------------------
                                         Weighted-               Weighted-               Weighted-
                                          average                 average                 average
                               Number    exercise      Number     exercise    Number      exercise
                             of shares    price      of shares     price     of shares     price
                             ---------   ---------   ---------   ---------   ---------   ---------
Options outstanding at
    beginning of year          2,485      $  8.74      2,821      $  7.19      2,306       $7.01
Options granted                  694        29.24        709        13.33        418        5.07
Options assumed in
    acquisition                   --           --         --           --        407        9.24
                               -----                   -----                   -----

                               3,179                   3,530                   3,131
                               -----                   -----                   -----

Options exercised                460         7.40        973         7.34        145        2.70
Options canceled                  87        18.68         72        12.10        165        8.31
                               -----                   -----                   -----

                                 547                   1,045                     310
                               -----                   -----                   -----

Options outstanding at end
    of year                    2,632      $ 14.05      2,485      $  8.74      2,821       $7.19
                               =====                   =====                   =====

Options exercisable at end
    of year                    1,417      $  8.45      1,362      $  7.65      1,995       $7.54

Weighted-average fair
    value of options
    granted during the
    year                                  $ 19.60                 $  8.66                  $3.62

                                      F-24                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

     The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

                                Option outstanding               Options exercisable
                    ----------------------------------------   -----------------------
                                      Weighted-
                                       average     Weighted-                 Weighted-
    Range of                          remaining     average    Exercisable    average
    exercise         Outstanding     contractual   exercise      as of        exercise
     prices         as of 12/31/01      life         price      12/31/01       price
-----------------   --------------   -----------   ---------   -----------   ---------
$ 0.00  -    5.63         548            5.2        $ 3.57          390       $ 3.19
  5.64  -   11.26       1,270            6.7          9.23          904         8.98
 11.27  -   16.89          66            5.5         12.98           52        12.88
 16.90  -   22.52          33            5.3         20.38           24        20.38
 22.53  -   28.15          11            2.9         25.23           11        25.23
 28.16  -   33.78         630            9.1         29.57           26        28.57
 33.79  -   39.41          57            9.4         35.99            4        36.12
 39.42  -   45.05           6            8.8         41.14            2        41.54
 45.06  -   50.68           5            7.8         46.98            2        46.96
 50.69  -   56.31           6            8.7         54.02            2        54.07
                        -----          -----        ------        -----       ------

                        2,632            7.0        $14.05        1,417       $ 8.45
                        =====          =====        ======        =====       ======

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

                                           2001       2000     1999
                                         --------   -------   -------

Net loss:
    As reported                          $(49,968)  (32,112)  (35,654)
    Pro forma                             (55,578)  (34,899)  (38,338)
Net loss per share as reported:
    Basic and diluted                    $  (1.67)    (1.34)    (2.77)
Pro forma:
    Basic and diluted                    $  (1.86)    (1.45)    (2.98)

                                      F-25                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

     Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999, respectively: risk free interest rates of 4.9 percent, 6.7 percent, and 7.0 percent; expected dividend yields of -0- percent; expected lives of 5 years; and expected volatility of 76 percent, 73 percent, and 85 percent. The weighted-average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2001, 2000, and 1999 was $23.03, $12.74, and $2.87, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2001, 2000, and 1999, respectively: risk free interest rates of 4.1 percent, 6.1 percent, and 4.7 percent; expected dividend yields of -0- percent; expected lives of .5 years; and expected volatility of 103 percent, 134 percent, and 85 percent. The Company granted options in 2001 and 2000 to nonemployees for the performance of services. Deferred compensation is being amortized using the straight-line method. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions in 2001 and 2000, respectively: risk free interest rates of 5.4 percent and 6.1 percent; expected dividend yields of -0- percent; contract lives of 5.7 years and 2.8 years; and expected volatility of 71 percent and 84 percent.

(8)  Income Taxes

     The Company has foreign income tax expense for the year ended December 31, 2001 of $300,000 and no income tax expense for the years ended December 31, 2000 and 1999.

     Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income tax expense as a result of the following (in thousands):

                                                        2001     2000      1999
                                                     --------   -------   -------

Computed expected tax benefit                        $(16,887)  (10,748)  (12,122)
Goodwill amortization                                     529       809        --
Foreign tax rate differential                           2,078    (2,616)       --
Change in the beginning-of-the-year balance of the
    valuation allowance for deferred tax assets
    attributable to operations                          9,484    14,448     7,400
Adjustment to deferred tax assets for enacted
    changes in foreign tax laws and rates              12,930        --        --
U.S. and foreign tax credits                           (7,953)   (1,384)     (652)
State income taxes, net of federal tax effect             117      (226)     (575)
In-process research and development                        --        --     6,038
Other                                                       2      (283)      (89)
                                                     --------   -------   -------

                                                     $    300        --        --
                                                     ========   =======   =======

                                      F-26                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

                                                 2001         2000        1999
                                               --------     -------     -------

Domestic                                       $  3,893      (8,578)    (17,894)
Foreign                                         (53,561)    (23,034)    (17,760)
                                               --------     -------     -------

              Total loss before taxes          $(49,668)    (31,612)    (35,654)
                                               ========     =======     =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are presented below (in thousands):

                                                                2001                2000
                                                        ------------------   ------------------
                                                        Domestic   Foreign   Domestic   Foreign
                                                        --------   -------   --------   -------
Deferred tax assets:
    Stock compensation expense                          $  1,412        --        656        --
    Equipment and leasehold improvements, principally
      due to differences in depreciation                     400        54        211        98
    Intangible assets                                         --     3,859         --     4,741
    Financing charges                                         --        --         --        73
    Research and development pool carryforward                --    39,963         --    38,482
    Net operating loss carryforward                       28,987     2,831     28,647     3,747
    Research credit carryforward                           5,212        --      4,839        --
    Investment tax credit carryforward                        --    13,619         --     3,788
    Capital loss carryforward                                872        --         --        --
    Minimum tax credit carryforward                          112        --        112        --
                                                        --------   -------    -------   -------

              Total gross deferred tax assets             36,995    60,326     34,465    50,929

    Less valuation allowance                             (36,995)  (60,326)   (34,465)  (50,929)
                                                        --------   -------    -------   -------

              Deferred tax assets                             --        --         --        --

Deferred tax liabilities                                      --        --         --        --
                                                        --------   -------    -------   -------

              Net deferred tax asset (liability)        $     --        --         --        --
                                                        ========   =======    =======   =======

                                      F-27                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill and then any remaining unamortized other purchased intangible assets related to the acquisition. At December 31, 2001, the remaining unamortized goodwill and other intangible assets equaled $10.8 million. 2) Tax benefits in excess of the acquired goodwill and other purchased intangibles related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $30.7 million to operations and $6.3 million to paid-in capital.

     The valuation allowance for deferred tax assets as of January 1, 2001 and 2000 was $85.4 million and $69.4 million, respectively. The net change in the Company's total valuation allowance for the years ended December 31, 2001, 2000 and 1999, was an increase of $11.9 million, $16.0 million and $51.0 million, respectively.

     At December 31, 2001, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

               Domestic
                 net
              operating
              loss carry-   Domestic                                                 Canadian
              forward for   research                                   Canadian      research
                regular      credit    Canadian net operating loss     research     pool carry-
              income tax     carry-     carryforward for regular     pool carry-      forward
                purposes    forward       income tax purposes          forward     (net of tax)
              -----------   --------   ---------------------------   -----------   ---------------
                                            Federal    Provincial
                                            -------    ----------
Expiring:
   2005         $   247         --              --          --               --           --
   2006             244         --             513       2,839               --           --
   2007              --         49           5,969      13,207               --          981
   2008           2,452        334             378         378               --        1,751
   2009           6,342        317              --          --               --        1,656
   2010           2,928        166              --          --               --        1,524
   2011              58        360              --          --               --        7,707
   2012          10,890        846              --          --               --           --
   2018          19,497      1,035              --          --               --           --
   2019          18,529        988              --          --               --           --
   2020          15,432        744              --          --               --           --
   2021             452        373              --          --               --           --
                -------      -----           -----      ------          --------      ------

     Total      $77,071      5,212           6,860      16,424          132,680       13,619
                =======      =====           =====      ======          ========      ======

     The Company also has domestic state net operating loss carryovers in varying amounts depending on the different state laws. The Company's domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryover. The Company's Canadian research pool carryover of $132.7 million carries forward indefinitely.

     As measured under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50 percent change of ownership since 1986. Consequently, use of the Company's domestic net operating loss carryforward and

                                      F-28                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

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

(9)  Employee Benefit Plan

     The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15 percent of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2001 up to a maximum contribution from the Company of the lesser of three percent of employee compensation or $5,100. Total matching contributions for the years ended December 31, 2001, 2000 and 1999 were $164,000, $152,000 and $160,000, respectively.

     Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by two percent or four percent of eligible compensation up to a maximum of Cdn $6,750 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100 percent of such contributions. Total matching contributions for the years ended December 31, 2001 and 2000 were Cnd. $180,000 and Cnd. $182,000, respectively.

(10) Disclosure About the Fair Value of Financial Instruments

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

(11) Accrued Severance

     As of December 31, 2000, the Company has a balance of approximately $154,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. This entire amount was paid in severance benefits during 2001.

     Effective February 6, 2001, the Company terminated the employment of five administrative employees. The Company recorded $516,000 for severance benefits during 2001. Approximately $211,000 of this amount was paid in severance benefits through 2001, and approximately $234,000 was charged to additional paid-in capital during 2001.

     Additionally, effective November 30, 2001, the Company terminated the employment of one research employee. The Company recorded $180,000 for severance benefits for this employee, which was included in research and development expense during 2001. Approximately $11,000 of this amount was paid in severance benefits during 2001.

     Accrued severance liability activity for the years ended December 31, 2001, 2000, and 1999 is summarized as follows (in thousands):

                                      F-29                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

                                                 2001        2000         1999
                                                -----       ------       ------

Accrued severance at
    beginning of year                           $ 154        1,455           --
Severance costs incurred                          696           --        1,100
Assumed liability with
    Allelix acquisition                            --                     1,455
Severance paid                                   (376)      (1,301)      (1,100)
Severance charged to
    additional paid-in capital                   (234)          --           --
                                                -----       ------       ------
Accrued severance at end of
    year                                        $ 240          154        1,455
                                                =====       ======       ======

(12) Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FSAB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002; rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values; and be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Beginning January 1, 2002, the Company has unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill and the assembled work force component of identifiable intangible assets was $1.8 million and $319,000, respectively, for the year ended December 31, 2001. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. The Company expects to complete its impairment review of goodwill during the first quarter of 2002 and does not expect to record an impairment charge upon completion of the initial review. However, there can be no assurance that at the time the review is completed, a material impairment charge may not be recorded.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this statement as of the date of this report.

                                      F-30                           (Continued)

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   Notes to Consolidated financial Statements

                        December 31, 2001, 2000 and 1999

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
     121. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

     The Company is required and the Company plans to adopt the provisions of SFAS No. 144 for the quarter ending March 31, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact its consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.
     121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The Company cannot determine the potential effects that adoption of SFAS No. 144 will have on its consolidated financial statements.

(13) Commitments and Contingencies

     The Company is involved in various legal actions that arose in the normal course of business. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     In June 2001, the Company entered into an agreement with a manufacturer for the production of bulk quantities of the drug substance for PREOS for our Phase III clinical trial activities and for early commercial launch of PREOS. The agreement provides that the manufacturer will produce the drug substance over a four-year period commencing in 2001. As of December 31, 2001, the Company has an outstanding commitment for future manufacturing of the drug substance of approximately $17.6 million.