Form 10-Q
period 2002-03-31
NPS PHARMACEUTICALS INC
filed 2002-05-15
CIK 890465

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                 Outstanding at May 10, 2002
               -----                                 ---------------------------
     Common Stock $.001 par value                         30,354,750*


       * Includes 422,146 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

===============================================================================

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------

Item 1.  Condensed Consolidated Financial Statements.

               Condensed Consolidated Balance Sheets ............................................ 3

               Condensed Consolidated Statements of Operations .................................. 4

               Condensed Consolidated Statements of Cash Flows .................................. 5

               Notes to Condensed Consolidated Financial Statements ............................. 7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .............................................................. 10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............................. 15


PART II  OTHER INFORMATION

Item 5.  Other Information....................................................................... 16

SIGNATURES ...................................................................................... 16


PART I  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)

                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (unaudited)




                                                                     March 31, 2002        December 31, 2001
                                                                   -----------------      -------------------

Assets

Current assets:
     Cash and cash equivalents                                      $    43,307            $    39,142
     Marketable investment securities                                   150,235                168,376
     Accounts receivable                                                  1,682                  8,609
     Other current assets                                                 3,162                  3,228
                                                                   -----------------      -------------------
           Total current assets                                         198,386                219,355

Plant and equipment:
     Land                                                                   408                    409
     Building                                                             1,094                  1,097
     Equipment                                                            9,089                  8,892
     Leasehold improvements                                               2,987                  2,988
                                                                   -----------------      -------------------
                                                                         13,578                 13,386

     Less accumulated depreciation and amortization                       8,921                  8,518
                                                                   -----------------      -------------------
          Net plant and equipment                                         4,657                  4,868

Goodwill, net of accumulated amortization                                 6,821                  6,838
Purchased intangible assets, net of accumulated amortization              3,578                  3,913
Other assets                                                                  2                      2
                                                                   -----------------      -------------------
                                                                    $   213,444            $   234,976
                                                                   =================      ===================

Liabilities and Stockholders' Equity

Current liabilities:

     Current installments of obligations under capital leases       $         2            $         4
     Accounts payable                                                     8,550                 10,737
     Accrued expenses                                                     4,638                  2,060
     Accrued severance                                                      161                    240
     Deferred revenue                                                        31                    -
                                                                   -----------------      -------------------
          Total current liabilities                                      13,382                 13,041

Stockholders' equity:
     Common stock                                                            30                     30
     Additional paid-in capital                                         384,371                382,681
     Deferred compensation                                                  (21)                   (34)
     Accumulated other comprehensive income (loss)                       (1,311)                   261
     Deficit accumulated during development stage                      (183,007)              (161,003)
                                                                   -----------------      -------------------
          Net stockholders' equity                                      200,062                221,935
                                                                   -----------------      -------------------
                                                                        213,444                234,976
                                                                   =================      ===================


     See accompanying notes to condensed consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)

                 Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                                    Three Months Ended              October 22, 1986
                                                                          March 31,               (inception) through
                                                                   2002             2001             March 31, 2002
                                                              --------------    ---------------   --------------------

Revenues from research and license agreements                $          787     $         491       $     74,307
Operating expenses:
   Research and development                                          21,104             7,267            200,649
   General and administrative                                         3,582             3,679             62,734
   Amortization of goodwill and acquired intangibles                    325               866              7,297
   In-process research and development acquired                           -                 -             17,760
                                                             --------------     -------------      -------------
        Total operating expenses                                     25,011            11,812            288,440
                                                             --------------     -------------      -------------
               Operating loss                                       (24,224)          (11,321)          (214,133)

Other income (expense):
   Interest income                                                    2,016             3,805             30,567
   Interest expense                                                       -                (5)              (806)
   Gain on sale of marketable investment securities                     135               453              1,976
   Gain (loss) on disposition of  equipment, leasehold
       improvements and leases                                            -                11             (1,187)
   Foreign currency transaction gain (loss)                             (18)                3                170
   Other                                                                 87               986              2,224
                                                             --------------     -------------      -------------
        Total other income                                            2,220             5,253             32,944
                                                             --------------     -------------      -------------
               Loss before tax expense                              (22,004)           (6,068)          (181,189)
Income tax expense                                                        -                 -              1,318
                                                             --------------     -------------      -------------
               Loss before cummulative effect of change
                    in accounting principle                         (22,004)           (6,068)          (182,507)

Cummulative effect on prior years
  (to December 31, 1999) of changing to a
   different revenue recognition method                                   -                 -               (500)
                                                             --------------     -------------      -------------
               Net loss                                      $      (22,004)    $      (6,068)     $    (183,007)
                                                             ==============     =============      =============

Basic and diluted net loss per common and common             --------------     -------------
   equivalent share                                          $        (0.73)    $       (0.20)
                                                             ==============     =============

Weighted average common and common-equivalent
  shares outstanding - basic and diluted                             30,212            29,734
                                                             ==============     =============

     See accompanying notes to condensed consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                  Three Months Ended March 31,      October 22, 1986
                                                                ------------------------------    (inception) through
                                                                   2002               2001           March 31, 2002
                                                                ------------       ------------    ------------------

Cash flows from operating activities:
  Net loss                                                       $  (22,004)       $    (6,068)      $    (183,007)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                                    732              1,263              17,936
       Loss (gain) on disposition of equipment,
          leasehold improvements and leases                               -                (11)              1,186
       Realized gain on sale of marketable
          investment securities                                        (135)              (453)             (1,975)
       Issuance of common and preferred stock in lieu
          of cash for services                                          555                378               2,233
       Compensation expense on stock options                             26                882               4,541
       Write off of in-process research and development                   -                 -               17,760
       Decrease (increase) in operating assets:
          Accounts receivable                                         6,922               (310)             (1,417)
          Other current assets and other assets                        (108)            (1,750)             (2,262)
       Increase (decrease) in operating liabilities:
          Accounts payable, accrued expenses
            and accrued severance                                       342             (1,069)             11,251
          Deferred revenue                                               31                 -                 (455)
                                                                 ----------        -----------       -------------
              Net cash used in operating activities                 (13,639)            (7,138)           (134,209)

Cash flows from investing activities:
  Net sale (purchase) of marketable investment securities            16,617            (36,301)           (137,378)
  Acquisition of equipment and leasehold improvements                  (201)              (366)            (12,084)
  Proceeds from sale of equipment                                         -                  9               1,286
  Cash paid for acquisition, net of cash received                         -                  -                (676)
                                                                 ----------        -----------       -------------
              Net cash provided by (used in)
               investing activites                                   16,416            (36,658)           (148,852)

Cash flows from financing activities:
     Proceeds from note payable to bank                                   -                  -                 124
     Proceeds from issuance of preferred stock                            -                  -              17,581
     Proceeds from issuance of common stock                           1,294                574             312,974
     Proceeds from long-term debt                                         -                  -               1,166
     Principal payments on note payable to bank                           -                  -                (124)
     Principal payments under capital lease obligations                  (2)              (171)             (2,159)
     Principal payments on long-term debt                                 -                  -              (2,854)
     Repurchase of preferred stock                                        -                  -                (300)
                                                                 ----------        -----------       -------------
              Net cash provided by financing activities               1,292                403             326,408

Effect of exchange rate changes on cash                                  96               (230)                (40)
                                                                 ----------        -----------       -------------
Net increase (decrease) in cash and cash equivalents                  4,165            (43,623)             43,307

Cash and cash equivalents at beginning of period                     39,142            131,083                   -
                                                                 ----------        -----------       -------------
Cash and cash equivalents at end of period                       $   43,307        $    87,460       $      43,307
                                                                 ==========        ===========       =============


     See accompanying notes to condensed consolidated financial statements.

                   NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
                        (a Development Stage Enterprise)

                Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)



                                                                  Three Months Ended March 31,            October 22, 1986
                                                             ----------------------------------------   (inception) through
                                                                    2002                 2001              March 31, 2002
                                                             -------------------  -------------------   ---------------------

Supplemental Disclosure of Cash Flow
   Information:
Cash paid for interest                                             $  -                  $  5                 $    806
Cash paid for taxes                                                   -                     -                    1,318

Supplemental Schedule of Noncash Investing and
  Financing Activities:
Acquisition of equipment through incurrence of
  capital lease obligations                                           -                     -                    1,478
Acquisition of leasehold improvements through
  incurrence of debt                                                  -                     -                      197
Issuance of stock for stock subscription receivable                  99                    23                    4,099
Unrealized gain (loss) on marketable investment
  securities                                                     (1,659)                  768                      371


      See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the financial statements of NPS and its subsidiaries, collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2002.

        This report should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the SEC.

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

        Potential common shares of approximately 2.5 million and 2.4 million during the three months ended March 31, 2002 and 2001, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3) Operating Segment

        The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company's only non-United States revenue relate to the Company's Canadian subsidiary and represent 80 percent and 70 percent of the Company's total revenues for the three months ended March 31, 2002 and 2001, respectively.

(4)      Comprehensive Loss

         The components of the Company's comprehensive loss are as follows, in thousands:




                                                               Three months ended        Three months ended
                                                                 March 31, 2002            March 31, 2001
                                                              ---------------------     --------------------
                                                                              (in thousands)

         Other comprehensive income (loss):
              Gross unrealized gain (loss) on
                   marketable investment securities                    $  (1,524)                $  1,221
              Reclassification for realized gain on
                   marketable investment securities                         (135)                    (453)
                                                              ---------------------     --------------------
              Net unrealized gain (loss) on marketable                    (1,659)                     768
                   investment securities
              Foreign currency translation gain (loss)                        87                   (1,101)
         Net loss                                                        (22,004)                  (6,068)
                                                              ---------------------     --------------------
         Comprehensive loss                                            $ (23,576)                $ (6,401)
                                                              =====================     ====================


(5)      Plan of Termination

          As of December 31, 2001, the Company had a balance of approximately $240,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $79,000 was paid in severance benefits during the first three months of 2002.

(6)      Goodwill and Identifiable Intangible Assets

                  In July 2001, the Financial Accounting Standards Board (FASB), issued Statement on Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized effective January 1, 2002; rather, these assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         Beginning January 1, 2002, the Company adopted the provisions of SFAS No. 142. The Company completed its impairment review of goodwill during the first quarter of 2002 and determined that no impairment charge was required upon adoption.

         Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of March 31, 2002, the Company had goodwill, net, of $6.8 million from the acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999. Through December 31, 2001, goodwill was amortized over a period of six years on a straight-line basis. The following table sets forth reported net loss and basic and diluted net loss per share, as adjusted, to exclude amortization of goodwill and the assembled workforce component of purchased intangibles, which would not have been recorded under SFAS No. 142:


                                                                 Three months ended         Three months ended
                                                                   March 31, 2002             March 31, 2001
                                                                   --------------             --------------
                                                                     (in thousands, except per share data)

Net loss, as reported                                                    $(22,004)                   $(6,068)
Amortization expense of goodwill
      and assembled workforce                                                  --                        524
Net loss, as adjusted                                                     (22,004)                    (5,544)
Basic and diluted net loss per share,
      as reported                                                          $(0.73)                    $(0.20)
Amortization expense of goodwill and assembled workforce
      per basic and diluted share                                              --                      $0.01
Basic and diluted net loss per share,
      as adjusted                                                          $(0.73)                    $(0.19)

         Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of purchased intangible assets:


                                                               As of                  As of
                                                          March 31, 2002        December 31, 2001
                                                          --------------        -----------------
                                                                      (in thousands)

                    Gross carrying amount                         $6,505                   $6,522
                    Accumulated amortization                      (2,927)                  (2,609)
                    Net carrying amount                           $3,578                   $3,913

         Amortization expense associated with purchased intangible assets was $325,000 and $342,000 for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense for existing purchased intangible assets is expected to be $1.3 million for each of the fiscal years ending December 31, 2002 through December 31, 2004.

(7)      Recent Accounting Pronouncements

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


         The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement as of the date of this report on Form 10-Q.

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

         On January 1, 2002, the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the condensed consolidated financial statements.

(8)      Legal Proceedings

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements which involve risks and uncertainties, pertaining generally to preclinical testing and clinical trials of potential products, the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Overview

         Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have three product candidates in active clinical development and several preclinical product candidates. We have incurred cumulative losses from inception through March 31, 2002 of approximately $183.0 million, net of cumulative revenues from research and license agreements of approximately $74.3 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS(TM) (human parathyroid hormone, formerly known as ALX1-11) and ALX-0600, as we maintain our contractual commitment to fund research activities in our metabolic glutamate receptor program, and as we develop internal marketing and sales capabilities and manufacturing relationships.

Results of Operations

         Revenues. Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $787,000 for the quarter ended March 31, 2002, compared to $491,000 for the quarter ended March 31, 2001. See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

         Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $21.1 million for the quarter ended March 31, 2002, from $7.3 million for the comparable period of 2001. The increase in research and development expenses in the first quarter of 2002 was due primarily to the continued enrollment of patients in the Phase III clinical trial for PREOS, increased activities in the development of ALX-0600, our proprietary drug candidate for the treatment of Short Bowel Syndrome (SBS) and costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600.

         General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses of $3.6 million for the quarter ended March 31, 2002, were comparable to the $3.7 million for the quarter ended March 31, 2001.

         Amortization of Goodwill and Purchased Intangibles. Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of amortization expense, at March 31, 2002 total approximately $10.4 million. Amortization of intangibles decreased from $866,000 to $325,000 for the three months ended March 31, 2002 as compared to the same period in the prior year. The decrease is the result of our adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminated the amortization of goodwill. During the three months ended March 31, 2001, we recorded amortization expense of $524,000, or $0.02 per basic and diluted share, that would not have been recorded under SFAS No. 142.

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

         Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We also started enrolling a small number of patients with short bowel syndrome in a pilot Phase II clinical trial with ALX-0600. Since the date of acquisition and through March 31, 2002, we have incurred development costs of approximately $70.1 million for PREOS and $7.5 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

         We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

         Total Other Income, Net. Our total other income, net, decreased from $5.3 million to $2.2 million for the three months ended March 31, 2002, as compared with the same period in the prior year. The decrease for the three months ended March 31, 2002 is mainly the result of decreased interest income of $1.8 million and a decreased gain on sale of marketable investment securities of $318,000, both resulting from lower interest rates and decreased cash, cash equivalent, and marketable investment security balances. Balances of cash, cash equivalent, and marketable investment securities decreased as a result of the need to fund current operations. Additionally, during the three months ended March 31, 2001, we recognized income of $964,000 from an equity method investment. A similar income amount was not recorded during the three months ended March 31, 2002.

         Future Outlook. We estimate that revenues in the second quarter of 2002 will be approximately $500,000 from existing research and development funding and license agreements. We expect that research and development expenses in the second quarter of 2002 will be between $23.0 and $25.0 million and general and administrative expenses will be between $3.5 and $4.0 million. The projected increase in research and development expenses over actual expenses of $21.1 million for the first quarter of 2002 is primarily due to the anticipated signing of a long-term manufacturing agreement for the commercial production of bulk drug product for PREOS in the second quarter of 2002. We expect amortization of purchased intangibles to be approximately $325,000 and other income, net, to be between $1.7 and $2.1 million.

Liquidity and Capital Resources

         We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of March 31, 2002, we had recognized $74.3 million of cumulative revenues from payments for research support, license fees and milestone payments and $330.3 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $193.5 million at March 31, 2002. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

         Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. As of March 31, 2002, we had invoiced Canada for a total of Cdn. $6.0 million for reimbursement. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008 if we have paid at least Cdn. $23.9 million. If we have not paid that amount by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement contains a number of significant limitations on our ability to develop and commercialize ALX-0600 outside of Canada.

         We have entered into sponsored research, license, and purchase agreements that obligate us to make research support and milestone payments to academic or commercial research institutions and individuals. As of March 31, 2002, we have a total commitment of up to $1.7 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

         Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the research costs, including personnel and capital, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of March 31, 2002, we have a non-cancelable commitment for future manufacturing of PREOS of approximately $17.3 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require long-term commitments of cash.

         We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least 2003. However, our actual needs will depend on numerous factors, especially with regard to the clinical trial programs and pre-launch market development and production costs for PREOS and ALX-0600. If we advance current proprietary programs; if we in-license or otherwise acquire other technologies, product candidates or companies; or if current clinical trials are accelerated, delayed, modified or terminated for any reason, we may need to make substantial additional expenditures or we may need to substantially reduce planned expenditures. Our clinical trials may be accelerated, delayed, modified, or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that contract manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a modification or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet our clinical trial requirements and we are dependent on outside contract manufacturers to provide these supplies on a timely basis. We have sufficient clinical supplies of PREOS to meet our clinical needs into the third quarter of 2002. However, our current manufacturer of finished clinical supplies is not currently able to produce clinical supplies that meet our release specifications. If any of the events that pose these risks comes to fruition, we may have to substantially curtail, modify or postpone current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Critical Accounting Policies

         Our critical accounting policies are as follows:

         o revenue recognition; and
         o valuation of long-lived and intangible assets and goodwill.

         Revenue Recognition. We earn our revenue from research and development support payments, license fees and milestone payments. As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

         We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize nonrefundable license fees over the period we have continuing involvement. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred revenue and recognized as income over the period of our continuing involvement.

         Valuation of Long-lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;
         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
         o significant negative industry or economic trends;
         o significant decline in our stock price for a sustained period; and
         o our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets, and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets, and goodwill amounted to $15.1 million as of March 31, 2002.

         In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and we will perform an annual impairment review thereafter. Beginning January 1, 2002, we had unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 142. During the three months ended March 31, 2001, we recorded amortization expense of $524,000 or $0.02 per basic and diluted share, that would not have been recorded under SFAS No. 142. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We did not record an impairment charge upon completion of the initial impairment review in the first quarter of 2002.

Caution on Forward-Looking Statements

         Our business is subject to significant risks, including, but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early state of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by propriety rights of third parties. For more information about the risks we face, see "Risk Factors" included in Part I of our Form 10-K filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

         Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the March 31, 2002 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

PART II  OTHER INFORMATION

Item 5. Other Information

         We have sufficient clinical supplies of PREOS to meet the needs of our current clinical trials into the third quarter of 2002. However, our manufacturer of finished clinical supplies is not currently able to produce clinical supplies that meet our release specifications. We are engaged in an extensive review of the fill and finish process and are working closely with our contract manufacturer to produce clinical supplies. Together, we have narrowed our focus to certain aspects of clinical supply production as opposed to bulk drug manufacturing. Additional tests and production runs are scheduled to confirm validity of manufacturing process adjustments.

         We may not be successful in producing timely and adequate clinical supplies to meet the needs of our current clinical trials. If we do not produce timely and adequate clinical supplies of PREOS, we will modify or terminate the conduct of our current clinical trials. If we modify or terminate our current clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

         On May 14, 2002, Robert K. Merrell resigned his position as Vice President, Finance and Chief Financial Officer. He will remain with the Company as a consultant pending appointment of a replacement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NPS PHARMACEUTICALS, INC.

Date: May 15, 2002              By: /s/ JAMES U. JENSEN
                                    --------------------------------------------
                                    James U. Jensen, Vice President
                                    Corporate Development and Legal Affairs
                                    (Executive Officer)


Date: May 15, 2002              By: /s/ MORGAN R. BROWN
                                    --------------------------------------------
                                    Morgan R. Brown, Chief Accounting Officer