Form 10-Q
period 2002-06-30
NPS PHARMACEUTICALS INC
filed 2002-07-23
CIK 890465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                                                   to                                                  .

Commission File Number    0-23272

NPS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87–0439579
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Chipeta Way, Salt Lake City, Utah	84108-1256
(Address of principal executive offices)	(Zip Code)

(801) 583-4939
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2002
Common Stock $.001 par value	30,423,017*

* Includes 402,598 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

PART I    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)
	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$48,378	$39,142
Marketable investment securities	127,370	168,376
Accounts receivable	2,306	8,609
Other current assets	2,944	3,228

Total current assets	180,998	219,355
Plant and equipment:
Land	428	409
Building	1,166	1,097
Equipment	9,327	8,892
Leasehold improvements	3,020	2,988

	13,941	13,386
Less accumulated depreciation and amortization	9,362	8,518

Net plant and equipment	4,579	4,868
Goodwill, net of accumulated amortization	7,165	6,838
Purchased intangible assets, net of accumulated amortization	3,417	3,913
Other assets	2	2

	$196,161	$234,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$2	$4
Accounts payable	9,862	10,737
Accrued expenses	4,514	2,060
Accrued severance	6	240
Deferred revenue	162	—

Total current liabilities	14,546	13,041
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	385,409	382,681
Deferred compensation	(13)	(34)
Accumulated other comprehensive income	341	261
Deficit accumulated during development stage	(204,152)	(161,003)

Net stockholders’ equity	181,615	221,935

	$196,161	$234,976

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		October 22, 1986, (inception) through June 30, 2002
	2002	2001	2002	2001
Revenues from research and license agreements	$1,094	$491	$1,881	$982	$75,400
Operating expenses:
Research and development	20,239	16,930	41,343	24,197	220,889
General and administrative	3,577	2,797	7,159	6,476	66,310
Amortization of goodwill and acquired intangibles	332	858	657	1,724	7,629
In-process research and development acquired	—	—	—	—	17,760

Total operating expenses	24,148	20,585	49,159	32,397	312,588

Operating loss	(23,054)	(20,094)	(47,278)	(31,415)	(237,188)
Other income (expense):
Interest income	1,817	3,173	3,833	6,978	32,385
Interest expense	—	—	—	(5)	(806)
Gain (loss) on sale of marketable investment securities	(39)	371	96	824	1,936
Gain (loss) on disposition of equipment, leasehold improvements and leases	13	—	13	11	(1,174)
Foreign currency transaction gain	74	18	56	21	244
Other	54	365	141	1,351	2,279

Total other income	1,919	3,927	4,139	9,180	34,864

Loss before tax expense	(21,135)	(16,167)	(43,139)	(22,235)	(202,324)
Income tax expense	10	—	10	—	1,328

Loss before cumulative effect of change in accounting principle	(21,145)	(16,167)	(43,149)	(22,235)	(203,652)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	—	—	(500)

Net loss	$(21,145)	$(16,167)	$(43,149)	$(22,235)	$(204,152)

Basic and diluted net loss per common and common equivalent share:	$(0.70)	$(0.54)	$(1.42)	$(0.75)

Weighted average common and common-equivalent shares outstanding—basic and diluted	30,364	29,846	30,288	29,790

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,		October 22, 1986 (inception) through June 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(43,149)	$(22,235)	$(204,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,449	2,522	18,653
Loss (gain) on disposition of equipment, leasehold improvements and leases	(13)	(11)	1,173
Realized gain on sale of marketable investment securities	(96)	(824)	(1,936)
Issuance of common and preferred stock in lieu of cash for services	588	386	2,266
Compensation expense on stock options	65	1,780	4,580
Write off of in-process research and development	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	6,401	(580)	(1,938)
Other current assets and other assets	90	(2,271)	(2,064)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and accrued severance	745	2,966	11,654
Deferred revenue	163	—	(323)

Net cash used in operating activities	(33,757)	(18,267)	(154,327)
Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	40,771	(61,011)	(113,224)
Acquisition of equipment and leasehold improvements	(399)	(1,130)	(12,282)
Proceeds from sale of equipment	13	9	1,299
Cash paid for acquisition, net of cash received	—	—	(676)

Net cash provided by (used in) investing activites	40,385	(62,132)	(124,883)
Cash flows from financing activities:
Proceeds from note payable to bank	—	—	124
Proceeds from issuance of preferred stock	—	—	17,581
Proceeds from issuance of common stock	2,310	1,190	313,990
Proceeds from long-term debt	—	—	1,166
Principal payments on note payable to bank	—	—	(124)
Principal payments under capital lease obligations	(2)	(342)	(2,159)
Principal payments on long-term debt	—	—	(2,854)
Repurchase of preferred stock	—	—	(300)

Net cash provided by financing activities	2,308	848	327,424
Effect of exchange rate changes on cash	300	158	164

Net increase (decrease) in cash and cash equivalents	9,236	(79,393)	48,378
Cash and cash equivalents at beginning of period	39,142	131,083	—

Cash and cash equivalents at end of period	$48,378	$51,690	$48,378

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,		October 22, 1986 (inception) through June 30, 2002
	2002	2001
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$806
Cash paid for taxes	10	—	1,328

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of equipment through incurrence of capital lease obligations	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	197
Issuance of stock for stock subscription receivable	21	455	4,021
Unrealized gain (loss) on marketable investment securities	(330)	221	1,700

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the financial statements of NPS and its subsidiaries, collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three and six months ended June 20, 2002, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2002.

This report should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Potential common shares of approximately 3.2 million and 2.8 million during the three and six months ended June 30, 2002 and 2001, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3)    Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s only non-United States revenues relate to the Company’s Canadian subsidiary and represent 87 percent and 58 percent of the Company’s total revenues for the three months ended June 30, 2002 and 2001, respectively, and represent 84 percent and 59 percent of the Company’s total revenues for the six months ended June 30, 2002 and 2001, respectively.

(4)    Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Other comprehensive income (loss):
Gross unrealized gain (loss) on marketable investment securities	$1,290	$(176)	$(234)	$1,045
Reclassification for realized loss(gain) on marketable investment securities	39	(371)	(96)	(824)

Net unrealized gain (loss) on marketable investment securities	1,329	(547)	(330)	221
Foreign currency translation gain (loss)	323	997	410	(104)
Net loss	(21,145)	(16,167)	(43,149)	(22,235)

Comprehensive loss	$(19,493)	$(15,771)	$(43,069)	$(22,118)

(5)    Plan of Termination

As of December 31, 2001, the Company had a balance of approximately $240,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination. Approximately $234,000 was paid in severance benefits during the first six months of 2002.

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

Goodwill.    The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date is recorded as goodwill. As of June 30, 2002, the Company had goodwill, net, of $6.8 million from the acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999. Through December 31, 2001, goodwill was amortized over a period of six years on a straight-line basis. The following table sets forth reported net loss and basic and diluted net loss per share, as adjusted, to exclude amortization of goodwill and the assembled workforce component of purchased intangibles, which would not have been recorded under SFAS No. 142:

	Three months ended June 30, 2001	Six months ended June 30, 2001
	(in thousands, except per share data)
Net loss, as reported	$(16,167)	$(22,235)
Amortization expense of goodwill and assembled workforce	521	1,045

Net loss, as adjusted	$(15,646)	$(21,190)
Basic and diluted net loss per share, as reported	(0.54)	(0.75)
Amortization expense of goodwill and assembled workforce per basic and diluted share	.02	.04

Basic and diluted net loss per share, as adjusted	$(0.52)	$(0.71)

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss, as reported	$(49,968)	$(32,112)	$(35,654)
Amortization expense of goodwill and assembled workforce	2,074	2,164	—

Net loss, as adjusted	$(47,894)	$(29,948)	$(35,654)
Basic and diluted net loss per share, as reported	(1.67)	(1.34)	(2.77)
Amortization expense of goodwill and assembled workforce per basic and diluted share	.07	.09	—

Basic and diluted net loss per share, as adjusted	$(1.60)	$(1.25)	$(2.77)

Purchased Intangible Assets.    Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of purchased intangible assets:

	As of June 30, 2002	As of December 31, 2001
	(in thousands)
Gross carrying amount	$6,834	$6,522
Accumulated amortization	(3,417)	(2,609)
Net carrying amount	$3,417	$3,913

Amortization expense associated with purchased intangible assets was $332,000 and $337,000 for the three months ended June 30, 2002 and 2001 respectively, and $657,000 and $675,000 for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense for existing purchased intangible assets is expected to be $1.3 million for each of the fiscal years ending December 31, 2002 through December 31, 2004.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business.

On January 1, 2002, the Company adopted the provisions of SFAS No. 144. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on the condensed consolidated financial statements.

(8)    Legal Proceedings

The Company is not involved in any legal actions. From time to time, such actions may arise in the normal course of business.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining generally to preclinical testing and clinical trials of potential products, the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have three product candidates in active clinical development and several preclinical product candidates. We have incurred cumulative losses from inception through June 30, 2002 of approximately $204.2 million, net of cumulative revenues from research and license agreements of approximately $75.4 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS™, our proprietary drug candidate for the treatment of osteoporosis, (human parathyroid hormone, formerly known as ALX1-11) and ALX-0600, our proprietary drug candidate for the treatment of gastrointestinal disorders, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop internal marketing and sales capabilities and manufacturing relationships.

Results of Operations

Revenues.    Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $1.1 million for the quarter ended June 30, 2002, compared to $491,000 for the quarter ended June 30, 2001. Revenues for the six months ended June 30, 2002 were $1.9 million compared to $982,000 for the six months in the prior year. The increases in revenues for the three and six months ended June 30, 2002 as compared to the same periods in 2001 are primarily related to amounts earned under our research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development.    Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $20.2 million for the quarter ended June 30, 2002, from $16.9 million for the comparable period of 2001, and to $41.3 million for the six months ended June 30, 2002 from $24.2 million in the comparable period in 2001. The increase in research and development expenses for the three and six months ended June 30, 2002 was due primarily to the costs of conducting our clinical trials for PREOS, including the costs of our pivotal Phase III trial for which enrollment was completed in March 2002, increased activities in the development of ALX-0600 and costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600.

General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $3.6 million for the quarter ended June 30, 2002 from $2.8 million for the quarter ended June 30, 2001. Additionally, general and administrative expenses increased to $7.2 million for the six months ended June 30, 2002 from $6.5 million for the same period in the prior year. The increases in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the same periods in the prior year are due primarily to increased marketing activities associated with PREOS and the hiring of additional marketing personnel.

Amortization of Goodwill and Purchased Intangibles.    Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at June 30, 2002 total approximately $10.6 million. Amortization of goodwill and acquired intangibles decreased from $858,000 to $332,000 for the three months ended June 30, 2002 as compared to the same period in the prior year and from $1.7 million to $657,000 for the six months ended June 30, 2002 as compared to the same period in the prior year. The decrease is the result of our adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminated the amortization of goodwill. During the three and six months ended June 30, 2001, we recorded amortization expense of $521,000 and $1.1 million, respectively, or $0.02 and $0.04, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with ALX-0600 in a small number of patients with short bowel syndrome. Since the date of acquisition and through June 30, 2002, we have incurred development costs of approximately $83.8 million for PREOS and $10.7 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net.    Our total other income, net, decreased from $3.9 million to $1.9 million for the three months ended June 30, 2002, as compared with the same period in the prior year and from $9.2 million to $4.1 million for the six months ended June 30, 2002 as compared with the same period in the prior year. The decreases for the three and six months ended June 30, 2002 are mainly the result of decreased interest income of $1.4 million and $3.1 million, respectively, and a decreased gain on sale of marketable investment securities of $410,000 and $728,000, respectively, both resulting from lower interest rates and decreased cash, cash equivalent, and marketable investment security balances. Balances of cash, cash equivalent, and marketable investment securities decreased as a result of the need to fund current operations and will continue to decrease as we operate our business. Additionally, during the six months ended June 30, 2001, we recognized income of $964,000 from an equity method investment. A similar income amount was not recorded during the six months ended June 30, 2002.

Future Outlook.    We estimate that revenues in the third quarter of 2002 will be approximately $750,000 from existing research and development funding and license agreements. We expect that research and development expenses in the third quarter of 2002 will be between $24.0 and $26.0 million and general and administrative expenses will be between $3.5 and $4.0 million. The projected increase in research and development expenses over actual expenses of $20.2 million for the second quarter of 2002 is primarily due to the anticipated signing of a long-term manufacturing agreement for the commercial production of bulk drug product for PREOS in the third quarter of 2002. We expect amortization of purchased intangibles to be approximately $340,000 and other income, net, to be between $1.5 and $1.9 million.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of June 30, 2002, we had recognized $75.4 million of cumulative revenues from payments for research support, license fees and milestone payments and $331.3 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $175.7 million at June 30, 2002. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. As of June 30, 2002, we had invoiced Canada for a total of Cdn. $7.5 million for reimbursement. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008 if we have paid at least Cdn. $23.9 million. If we have not paid that amount by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian-based companies to provide certain services in connection with the development of ALX 0600. We have used and currently use non-Canadian-based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. We notified the Canadian government of our arrangements and received their authorization to proceed. Violations of the terms of the agreement can result in a forfeiture of the technology to Canada, but we are in ongoing discussions with them, and do not expect that our actions will result in actions by Canada to obtain rights to the program.

We have entered into sponsored research, license, and purchase agreements that obligate us to make research support and milestone payments to academic or commercial research institutions and individuals. As of June 30, 2002, we have a total commitment of up to $4.2 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the research costs, including personnel and capital, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of June 30, 2002, we have a non-cancelable commitment for future manufacturing of PREOS of approximately $19.7 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least 2003. However, our actual needs will depend on numerous factors, especially with regard to the clinical trial programs and pre-launch market development and production costs for PREOS and ALX-0600. If we advance current proprietary programs; if we in-license or otherwise acquire other technologies, product candidates or companies; or if current clinical trials are accelerated, delayed, modified or terminated for any reason, we may need to make substantial additional expenditures or we may need to substantially reduce planned expenditures. Our clinical trials may be accelerated, delayed, modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We have sufficient clinical supplies of PREOS to meet our clinical needs into the first quarter of 2003. If any of the events that pose these risks comes to fruition, we may have to substantially curtail, modify, terminate or postpone current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. The Company regularly considers various fundraising alternatives, including, for example, partnering of existing programs, monitoring of potential revenue streams, debt or equity financing and merger and acquisition alternatives. No decision has been made as of this date on the future use of any one or more of the various alternatives available to us. To provide for financial flexibility and increased liquidity, we filed a shelf registration statement in January 2002. Under the shelf registration statement, we may offer up to $250.0 million of debt securities, common stock, preferred stock, depository shares, and/or warrants, with terms to be determined by market conditions. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition; and
•	valuation of long-lived and intangible assets and goodwill.

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

We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize nonrefundable license fees over the period we have continuing involvement. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred revenue and recognized as income over the period of our continuing involvement. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

Valuation of Long-lived and Intangible Assets and Goodwill.    We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets, and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. To date, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets. Our balance sheet reflects net intangible assets, long-lived assets, and goodwill of $15.2 million as of June 30, 2002.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and we will perform an annual impairment review thereafter. As of January 1, 2002, we had unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 142. During the three and six months ended June 30, 2001, we recorded amortization expense of $521,000 and $1.1 million, respectively, or $0.02 and $0.04, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We did not record an impairment charge upon completion of the initial impairment review in the first quarter of 2002.

Caution on Forward-Looking Statements

Our business is subject to significant risks which could cause actual results to differ materially from those anticipated in forward-looking statements made in this section. Such risks include but are not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early state of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by propriety rights of third parties. For more information about the risks we face, see “Risk Factors” included in Part I of our Form 10-K filed with the SEC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.    Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical 10 percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist mainly of highly liquid, investment-grade securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity.

Foreign Currency Risk.    Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the June 30, 2002 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

PART II    OTHER INFORMATION

Item	4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 23, 2002. The stockholders approved all proposals by the vote specified below:

Proposal One:	To elect ten (10) directors as set forth in the Proxy Statement.

Nominees	For	Withheld
Santo J. Costa	19,340,191	2,621,142
John R. Evans	19,278,359	2,680,974
James G. Groninger	19,271,091	2,690,242
Hunter Jackson	14,267,799	7,693,534
Joseph Klein, III	19,270,391	2,690,942
Donald E. Kuhla	19,270,591	2,690,742
Thomas N. Parks	19,279,359	2,681,974
Edward Rygiel	19,276,359	2,684,974
Calvin Stiller	19,349,359	2,611,974
Peter G. Tombros	19,349,691	2,611,642

Proposal Two:
To consider and act upon a proposal to increase by 2,000,000 shares the aggregate number of common stock for which options may be granted under two of the Company’s equity incentive plans as follows: (a) an additional 1,900,000 shares under the 1998 Stock Option Plan; and (b) an additional 100,000 shares under the 1994 Non-Employee Directors’ Stock Option Plan: For: 10,504,523; Against: 7,238,335; Abstain: 106,444.

Proposal Three:	To ratify the appointment of KPMG LLP as independent auditors for the Company for the 2002 fiscal year: For: 21,544,027; Against: 413,878; Abstain: 2,448.

Item 5.     Other Information.

On May 15, 2002, we announced that we had sufficient clinical supplies of PREOS to meet the needs of our current clinical trials into the third quarter of 2002. As of July 23, 2002, we have on hand sufficient inventory of clinical supplies of PREOS to meet the needs of all of our current clinical trials into the first quarter of 2003. After an extensive review of the process used to prepare finished drug we have implemented changes in that process which have resulted in the production of clinical supplies of PREOS that meet our release specifications. Based on the results of production modifications made to date, we expect to continue to be able to produce sufficient and timely clinical supplies of PREOS to enable us to meet the needs of our current clinical trials through completion.

Statements made in this Item 5 relating to meeting the needs of our clinical trials into the first quarter of 2003 and our ability to produce sufficient and timely clinical supplies of PREOS are forward-looking statements. Such statements involve risks and uncertainties, which may cause actual results to differ materially from those in the forward-looking statement. There can be no assurances that future production runs will result in the production of clinical supplies of PREOS that will meet our release specifications for use in our current clinical trials nor that we can avoid new, unforeseen problems in the production process. Failure to timely produce adequate clinical supplies of PREOS would likely result in disruption or termination of the clinical development of PREOS. Disruption or termination of our current clinical trials would materially harm our business, our stock price would likely be adversely affected, and our ability to raise additional capital impaired.

On December 31, 2001, the Board of Directors approved an amendment to our shareholders’ rights plan, which extended the expiration date of the plan to December 31, 2011 and increased the definition of the Purchase Price to $300.00. We intend to seek approval of the amendment from stockholders of the Company at the 2003 Annual Meeting of Stockholders.

Item 6.   Exhibits and Report on Form 8-K.

(b)  Reports on Form 8-K.

On April 12, 2002, the Company filed a report on Form 8-K with the SEC disclosing the adoption by certain officers and directors of plans to sell shares of Company common stock under SEC Rule 10b5-1.

On June 13, 2002, the Company filed a report on Form 8-K with the SEC regarding a press release dated June 11, 2002, a conference call held on June 12, 2002, and a webcast presentation held on June 13, 2002, all of which provided additional information regarding the manufacture of clinical supplies of PREOS, its proprietary drug candidate for the treatment of osteoporosis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: July 23, 2002	By:	/s/ HUNTER JACKSON
Hunter Jackson, President and Chief Executive Officer

Date: July 23, 2002	By:	MORGAN R. BROWN
Morgan R. Brown, Chief Accounting Officer