Form 10-Q
period 2002-09-30
NPS PHARMACEUTICALS INC
filed 2002-10-21
CIK 890465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                          to                         .

Commission File Number   0-23272

NPS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0439579 (I.R.S. Employer Identification No.)

420 Chipeta Way, Salt Lake City, Utah (Address of principal executive offices)	84108-1256 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2002
Common Stock $.001 par value	30,453,282*

*
Includes 323,320 shares of exchangeable stock which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

PART I    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$33,478	$39,142
Marketable investment securities	124,123	168,376
Accounts receivable	1,601	8,609
Other current assets	2,385	3,228

Total current assets	161,587	219,355
Plant and equipment:
Land	412	409
Building	1,122	1,097
Equipment	9,460	8,892
Leasehold improvements	3,007	2,988

	14,001	13,386
Less accumulated depreciation and amortization	9,679	8,518

Net plant and equipment	4,322	4,868
Goodwill, net of accumulated amortization	6,892	6,838
Purchased intangible assets, net of accumulated amortization	2,958	3,913
Other assets	2	2

	$175,761	$234,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$—	$4
Accounts payable	5,942	10,737
Accrued expenses	5,099	2,060
Accrued severance	—	240
Deferred revenue	119	—

Total current liabilities	11,160	13,041
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	385,692	382,681
Deferred compensation	(5)	(34)
Accumulated other comprehensive income	1,320	261
Deficit accumulated during development stage	(222,436)	(161,003)

Net stockholders’ equity	164,601	221,935

	$175,761	$234,976

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		October 22, 1986, (inception) through September 30, 2002
	2002	2001	2002	2001
Revenues from research and license agreements	$140	$395	$2,021	$1,377	$75,540
Operating expenses:
Research and development	16,874	14,041	58,217	38,238	237,763
General and administrative	3,206	2,512	10,365	8,988	69,516
Amortization of goodwill and acquired intangibles	334	856	991	2,580	7,963
In-process research and development acquired	—	—	—	—	17,760

Total operating expenses	20,414	17,409	69,573	49,806	333,002

Operating loss	(20,274)	(17,014)	(67,552)	(48,429)	(257,462)
Other income (expense):
Interest income	1,563	2,688	5,396	9,666	33,948
Interest expense	—	—	—	(5)	(806)
Gain on sale of marketable investment securities	375	137	471	961	2,311
Gain (loss) on disposition of equipment, leasehold improvements and leases	—	—	13	11	(1,174)
Foreign currency transaction gain (loss)	(71)	17	(15)	38	173
Other	123	47	264	1,398	2,402

Total other income	1,990	2,889	6,129	12,069	36,854

Loss before tax expense	(18,284)	(14,125)	(61,423)	(36,360)	(220,608)
Income tax expense	—	—	10	—	1,328

Loss before cumulative effect of change in accounting principle	(18,284)	(14,125)	(61,433)	(36,360)	(221,936)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	—	—	(500)

Net loss	$(18,284)	$(14,125)	$(61,433)	$(36,360)	$(222,436)

Basic and diluted net loss per common and common equivalent share	$(0.60)	$(0.47)	$(2.02)	$(1.22)

Weighted average common and common-equivalent shares outstanding—basic and diluted	30,435	29,993	30,338	29,859

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,		October 22, 1986 (inception) through September 30, 2002
	2002	2001
Cash flows from operating activities:
Net loss	$(61,433)	$(36,360)	$(222,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,148	3,812	19,352
Loss (gain) on disposition of equipment, leasehold improvements and leases	(13)	(11)	1,174
Realized gain on sale of marketable investment securities	(471)	(961)	(2,311)
Issuance of common and preferred stock in lieu of cash for services	588	394	2,266
Compensation expense on stock options	77	1,853	4,592
Write off of in-process research and development	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	7,024	(845)	(1,315)
Other current assets and other assets	620	(3,500)	(1,534)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and accrued severance	(2,098)	3,914	8,810
Deferred revenue	119	—	(367)

Net cash used in operating activities	(53,439)	(31,704)	(174,009)
Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	45,463	(51,234)	(108,532)
Acquisition of equipment and leasehold improvements	(592)	(1,430)	(12,475)
Proceeds from sale of equipment	13	11	1,299
Cash paid for acquisition, net of cash received	—	—	(676)

Net cash provided by (used in) investing activities	44,884	(52,653)	(120,384)
Cash flows from financing activities:
Proceeds from note payable to bank	—	—	124
Proceeds from issuance of preferred stock	—	—	17,581
Proceeds from issuance of common stock	2,606	2,071	314,286
Proceeds from long-term debt	—	—	1,166
Principal payments on note payable to bank	—	—	(124)
Principal payments under capital lease obligations	(4)	(344)	(2,161)
Principal payments on long-term debt	—	—	(2,854)
Repurchase of preferred stock	—	—	(300)

Net cash provided by financing activities	2,602	1,727	327,718
Effect of exchange rate changes on cash	289	(105)	153

Net increase (decrease) in cash and cash equivalents	(5,664)	(82,735)	33,478
Cash and cash equivalents at beginning of period	39,142	131,083	—

Cash and cash equivalents at end of period	$33,478	$48,348	$33,478

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$5	$806
Cash paid for taxes	10	—	1,328
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of equipment through incurrence of capital lease obligations	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	197
Issuance of stock for stock subscription receivable	3	35	4,003
Unrealized gain on marketable investment securities	739	3,255	2,768

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements include the financial statements of NPS and its subsidiaries, collectively referred to as the Company. Investments in a limited liability partnership and in non-public corporations in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. The Company carries all other investments in non-public corporations at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2002.

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

Potential common shares of approximately 3.1 million and 2.6 million during the three and nine months ended September 30, 2002 and 2001, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3)    Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s only non-United States revenues relate to the Company’s Canadian subsidiary and represent zero percent and 78 percent of the Company’s total revenues for the three months ended September 30, 2002 and 2001, respectively, and represent 78 percent and 65 percent of the Company’s total revenues for the nine months ended September 30, 2002 and 2001, respectively.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

(4)    Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Other comprehensive income (loss):
Gross unrealized gain on marketable investment securities	$1,445	$3,171	$1,211	$4,216
Reclassification for realized gain on marketable investment securities	(375)	(137)	(471)	(961)

Net unrealized gain on marketable investment securities	1,070	3,034	740	3,255
Foreign currency translation gain (loss)	(91)	(716)	319	(820)
Net loss	(18,284)	(14,125)	(61,433)	(36,360)

Comprehensive loss	$(17,305)	$(11,807)	$(60,374)	$(33,925)

(5)    Plan of Termination

As of December 31, 2001, the Company had a balance of approximately $240,000 for accrued severance for salaries and benefits payable to former employees under formal plans of termination, which was paid during the nine months ended September 30, 2002.

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

Goodwill.    The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of September 30, 2002, the Company had

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

goodwill, net, of $6.9 million from the acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999. Through December 31, 2001, goodwill was amortized over a period of six years on a straight-line basis. The following table sets forth reported net loss and basic and diluted net loss per share, as adjusted, to exclude amortization of goodwill and the assembled workforce component of purchased intangibles, which would not have been recorded under SFAS No. 142:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
	(in thousands, except per share data)
Net loss, as reported	$(14,125)	$(36,360)
Amortization expense of goodwill and assembled workforce	520	1,566

Net loss, as adjusted	$(13,605)	$(34,794)
Basic and diluted net loss per share, as reported	(0.47)	(1.22)
Amortization expense of goodwill and assembled workforce per basic and diluted share	0.02	0.05

Basic and diluted net loss per share, as adjusted	$(0.45)	$(1.17)

	Year ended December 31,
	2001	2000	1999
	(in thousands, except per share data)
Net loss, as reported	$(49,968)	$(32,112)	$(35,654)
Amortization expense of goodwill and assembled workforce	2,074	2,164	—

Net loss, as adjusted	$(47,894)	$(29,948)	$(35,654)
Basic and diluted net loss per share, as reported	(1.67)	(1.34)	(2.77)
Amortization expense of goodwill and assembled workforce per basic and diluted share	.07	.09	—

Basic and diluted net loss per share, as adjusted	$(1.60)	$(1.25)	$(2.77)

Purchased Intangible Assets.    Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of purchased intangible assets:

	As of September 30, 2002	As of December 31, 2001
	(in thousands)
Gross carrying amount	$6,573	$6,522
Accumulated amortization	(3,615)	(2,609)
Net carrying amount	$2,958	$3,913

Amortization expense associated with purchased intangible assets was $332,000 and $336,000 for the three months ended September 30, 2002 and 2001 respectively, and $991,000 and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense for existing purchased intangible assets is expected to be $1.3 million for each of the fiscal years ending December 31, 2002 through December 31, 2004.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(a Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

(8)    Legal Proceedings

On or about October 15, 2002, the Company initiated a commercial arbitration proceeding against Forest Laboratories, Inc. (Forest) with the American Arbitration Association. The arbitration arises out of a license agreement between Forest and the Company entered into in August 2000. Under the terms of the agreement, Forest agreed to pay to the Company milestone payments of up to $25.0 million. In January 2002, Forest notified the Company that it had earned a $2.0 million milestone payment for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. Forest read and approved a press release issued by the Company announcing that it had earned the milestone payment. In March 2002, the Company received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to the Company. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. The Company has initiated arbitration in accordance with the terms of the agreement claiming its right to receive this milestone payment. Absent resolution of this issue, the Company will not recognize revenue for the $2.0 million milestone.

The Company is not involved in any other legal actions. From time to time, additional actions may arise in the normal course of business.

(9)    Subsequent Events

Financing.    On October 18, 2002, the Company announced that it intends to offer approximately 4,000,000 shares of common stock in a public offering. The Company also intends to grant an option to the underwriters to acquire up to an additional 600,000 shares to cover over-allotments. The shares are offered under a shelf registration statement filed by the Company with the Securities and Exchange Commission on January 10, 2002, and declared effective March 25, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning our expectations, beliefs and/or intentions regarding the following: our proposed public offering of up to 4,600,000 shares of common stock; the discovery, development and commercialization of small molecule drugs and recombinant proteins; our research funding agreement, royalty obligations thereunder and ongoing discussions related thereto with the Government of Canada; research and development expenses; our clinical trials; manufacturing capabilities and collaborations; and adequacy of our capital resources to fund operations and growth.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to, general economic and market conditions; demand for securities of biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator's clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties; our ability to comply with the terms of our research funding agreement with the Government of Canada; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks described in other documents that we file from time to time with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, our ‘‘shelf’’ registration statement on Form S-3 declared effective by the Securities and Exchange Commission on March 25, 2002, and any prospectus supplement thereto.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have three product candidates in clinical development and several preclinical product candidates. Two of these product candidates, PREOS and AMG 073, are in Phase III clinical trials. Our third product candidate, ALX-0600, has completed a pilot Phase II clinical trial. PREOS and ALX-0600 are proprietary to, and are being developed by, us. PREOS is our recombinant, full-length parathyroid hormone for the treatment of osteoporosis, and ALX-0600 is our analog of glucagon-like peptide 2 for the treatment of gastrointestinal disorders. AMG 073, our orally active, small molecule compound for the treatment of hyperparathyroidism is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. We collaborate on three preclinical programs, each separately with AstraZeneca AB, GlaxoSmithKline plc and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson.

We have incurred cumulative losses from inception through September 30, 2002 of approximately $222.4 million, net of cumulative revenues from research and license agreements of approximately $75.5 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS, and ALX-0600, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Results of Operations

Revenues.    Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $140,000 for the quarter ended September 30, 2002, compared to $395,000 for the quarter ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were $2.0 million compared to $1.4 million for the nine months in the prior year. The increase in revenues for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily related to amounts earned under our research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. As a result of our ongoing negotiations with the Government of Canada to amend certain provisions of our research funding agreement and beginning with the third quarter of 2002, we did not and will not recognize revenue under the terms of this agreement until we finalize our discussions with the Government of Canada. See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development.    Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $16.9 million for the quarter ended September 30, 2002, from $14.0 million for the comparable period of 2001, and to $58.2 million for the nine months ended September 30, 2002 from $38.2 million in the comparable period in 2001. The increase in research and development expenses for the three and nine months ended September 30, 2002 was due primarily to the costs of conducting our clinical trials for PREOS, including the costs of our pivotal Phase III trial for which enrollment was completed in March 2002, increased activities in the development of ALX-0600 and costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600. During the three months ended September 30, 2002, we incurred approximately $900,000 in research and development expense related to technology transfer pursuant to our binding Letter of Intent with Boehringer Ingelheim Austria GmbH (BI). We anticipate research and development payments to increase in the fourth quarter of 2002 by approximately $4.0 million if a definitive agreement with

BI to manufacture long-term commercial-scale bulk drug supplies of PREOS is reached. Further, if an agreement with BI is reached, we anticipate research and development expense to increase in future periods as a result of continued technology transfer services, including start-up and validation production runs, costs associated with the purchase of raw material inventory and manufacturing reservation fees.

General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $3.2 million for the quarter ended September 30, 2002 from $2.5 million for the quarter ended September 30, 2001. Additionally, general and administrative expenses increased to $10.4 million for the nine months ended September 30, 2002 from $9.0 million for the same period in the prior year. The increases in general and administrative expenses for the three and nine months ended September 30, 2002 as compared to the same periods in the prior year are due primarily to increased marketing activities associated with PREOS and the hiring of additional marketing personnel.

Amortization of Goodwill and Purchased Intangibles.    Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at September 30, 2002 totaled approximately $9.9 million. Amortization of goodwill and acquired intangibles decreased from $856,000 to $334,000 for the three months ended September 30, 2002 as compared to the same period in the prior year and from $2.6 million to $1.0 million for the nine months ended September 30, 2002 as compared to the same period in the prior year. The decrease is the result of our adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminated the amortization of goodwill. During the three and nine months ended September 30, 2001, we recorded amortization expense of $520,000 and $1.6 million, respectively, or $0.02 and $0.05, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with ALX-0600 in adults with short bowel syndrome. Since the date of acquisition and through September 30, 2002, we have incurred development costs of approximately $91.4 million for PREOS and $16.7 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net.    Our total other income, net, decreased from $2.9 million to $2.0 million for the three months ended September 30, 2002, as compared with the same period in the prior year and from $12.1 million to $6.1 million for the nine months ended September 30, 2002 as compared with the same period in the prior year. The decreases for the three and nine months ended September 30, 2002 are mainly the result of decreased interest income of $1.1 million and $4.3 million, respectively, net of an increased gain on sale of marketable investment securities of $238,000 for the three month period ended September 30, 2002 and a decreased gain on sale of marketable investment securities of $490,000 for the nine month period ended September 30, 2002, both resulting from lower interest rates and decreased cash, cash equivalent, and marketable investment securities balances. Balances of cash, cash equivalent, and marketable investment securities decreased as a result of the need to fund current operations and will continue to decrease as we operate our business. Additionally, during the nine months ended September 30, 2001, we recognized income of $1.3 million from an equity method investment. A similar income amount was not recorded during the nine months ended September 30, 2002.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of September 30, 2002, we had recognized $75.5 million of cumulative revenues from payments for research support, license fees and milestone payments and $331.6 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $157.6 million at September 30, 2002. The primary objectives for our marketable investment securities portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. As of September 30, 2002, we had invoiced the Government of Canada for a total of Cdn. $7.5 million for reimbursement of which Cdn. $2.5 million has not been paid. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing agreement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

If we were to fail to meet our obligations under the agreement, or obtain a waiver of the obligation, the Government of Canada would have the right to declare us in default. If we were unable to cure the default, we would suffer adverse consequences, including the payment of liquidated damages, repaying all amounts received from the Government of Canada, or surrendering all intellectual property rights associated with ALX-0600, in some circumstances.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. We notified the Government of Canada of our arrangements and received their authorization to proceed. We are now engaged in ongoing discussions with the Government of Canada to amend certain provisions of the agreement. If we cannot reach an agreement with the Government of Canada, we may be required to abandon our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount. Beginning with the third quarter of 2002, we will no longer recognize revenue under the terms of the agreement until we finalize our discussions with the Government of Canada.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2002, we have a total commitment of up to $3.9 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of September 30, 2002, we have a non-cancelable commitment for future manufacturing of PREOS of approximately $16.4 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through 2003. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; competing technological and market developments; the time and cost of obtaining regulatory approvals; the extent to which we choose to commercialize our future products through our own sales and marketing capabilities; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We have sufficient clinical supplies of PREOS to meet our clinical needs into the first quarter of 2003. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. The Company regularly considers various fund raising alternatives, including, for example, partnering of existing programs, monitizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. To provide for financial flexibility and increased liquidity, we filed a shelf registration statement in January 2002. Under the shelf registration statement, we may offer up to $250.0 million of debt securities, common stock, preferred stock, depository shares, and/or warrants, with terms to be determined by market conditions. On October 18, 2002, we announced our intention to offer approximately 4,000,000 shares of common stock in a public offering with up to an additional 600,000 shares to cover over- allotments. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

Our balance sheet reflects net intangible assets, long-lived assets, and goodwill of $14.2 million as of September 30, 2002.

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. To date, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and we will perform an annual impairment review thereafter. As of January 1, 2002, we had unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 142. During the three and nine months ended September 30, 2001, we recorded amortization expense of $520,000 and $1.6 million, respectively, or $0.02 and $0.05, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We did not record an impairment charge upon completion of the initial impairment review in the first quarter of 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.    Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical 10 percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity.

Foreign Currency Risk.    Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the September 30, 2002 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Principal Accounting Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that our current disclosure controls and procedures are effective in time providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II    OTHER INFORMATION

Item 5.    Other.

Financing.    On October 18, 2002, we announced that we intend to offer approximately 4,000,000 shares of common stock in a public offering. We also intend to grant an option to the underwriters to acquire an additional 600,000 shares to cover over-allotments. The shares are offered under a shelf registration statement filed by us with the Securities and Exchange Commission on January 10, 2002, and declared effective March 25, 2002.

Forest Laboratories Arbitration.    On or about October 15, 2002, we initiated a commercial arbitration proceeding against Forest Laboratories, Inc. (Forest) with the American Arbitration Association. The arbitration arises out of a license agreement between Forest and NPS entered into in August 2000. Under the terms of the agreement, Forest agreed to pay to us milestone payments up to $25.0 million. In January 2002, Forest notified us that we had earned a $2.0 million milestone payment for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. Forest read and approved a press release issued by us announcing that we had earned the milestone payment. In March 2002, we received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to us. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. We have initiated arbitration in accordance with the terms of the agreement claiming our right to receive this milestone payment. Absent resolution of this issue, we will not recognize revenue for the $2.0 million milestone.

Item 6.    Exhibits and Report on Form 8-K.

(a)  Exhibit

99.1    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: October 21, 2002	By:	/s/ Hunter Jackson
Hunter Jackson, President and Chief Executive Officer

Date: October 21, 2002	By:	/s/ Morgan Brown
Morgan R. Brown, Chief Accounting Officer

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Hunter Jackson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NPS Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002	/s/ Hunter Jackson Hunter Jackson, CEO, President and Chairman of the Board

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Morgan R. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NPS Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002	/s/ Morgan Brown Morgan R. Brown, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.