Form 10-K
period 2002-12-31
NPS PHARMACEUTICALS INC
filed 2003-03-21
CIK 890465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
YES    NO   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act 12b-2): YES    NO

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant was $447,800,950 as of June 28, 2002, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market and The Toronto Stock Exchange, on such date. This excludes 1,177,014 shares of Common Stock held by directors and officers as of June 28, 2002. The determination of affiliate status is not a conclusive determination for other purposes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference therein contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this annual report on Form 10-K and the documents incorporated by reference therein regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate or discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	our and our collaborators’ failure to achieve positive results in clinical trials or receive required regulatory approvals;

•	competitive factors;

•	our and our collaborators’ failure to successfully commercialize our products;

•	the ability of our contract manufacturers to successfully produce adequate clinical supplies of our product candidates to meet our clinical trial requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into future collaborative agreements;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic conditions.

You should also consider carefully the statements set forth in the section entitled “Risk Factors” of this annual report on Form 10-K, which addresses these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We have no plans to update these forward-looking statements.

PART I

ITEM 1.     Business

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders.

Our product pipeline consists of product candidates in various stages of clinical development and preclinical development. Two of these product candidates, PREOS™ and cinacalcet HCl (formerly called AMG 073), are in Phase III clinical trials. A third product candidate, ALX-0600, has completed a pilot Phase II clinical trial and plans are underway to commence additional clinical trials. PREOS and ALX-0600 are proprietary to and are being developed by us. PREOS is our brand name for our recombinant, full-length parathyroid hormone that we are developing for the treatment of osteoporosis. ALX-0600 is our analog of glucagon-like peptide 2 that we are developing for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s Disease. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; NPS 1776 for epilepsy and migraine; and NPS 1506 for acute depression. Of these three, the calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research development and license agreements with AstraZeneca AB, GlaxoSmithKline and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson with respect to certain of our product development programs.

Strategy

We intend to achieve our objective through the following strategy:

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

Develop sales, marketing and manufacturing capabilities and build-up inventory to facilitate product commercialization, either internally or through contract relationships.    In order to commercialize our proprietary drug candidates and to exploit our co-promotion rights, we intend to develop sales and marketing capabilities, either internally or through contract relationships. We also intend to develop pre-launch and commercial-scale production capabilities through agreements with contract manufacturers.

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

In-license or acquire complementary products, technologies or companies.    In addition to our internal discovery efforts, we intend to pursue our product portfolio strategy by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall portfolio strategy. In 1999, we acquired Allelix Biopharmaceuticals Inc., in part because its product candidates complemented our existing programs in osteoporosis and central nervous system disorders and brought late-stage candidates to our product pipeline. More recently, we entered into an agreement with Enzon Pharmaceuticals, Inc. to merge the operations of our two companies.

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

Our Product Development Programs

The following is a summary of our product development programs by therapeutic area:

Product or Program	Indication(s)	Status	Licensees and Collaborators

Bone and Mineral Disorders

PREOS	Osteoporosis	Phase III	Proprietary

Calcilytic Compounds	Osteoporosis	Phase I / Preclinical	GlaxoSmithKline*

Cinacalcet HCl	Hyperparathyroidism
		Phase II	Amgen
	Primary	Phase III	Amgen
	Secondary	Phase II (Japan)	Kirin
Secondary
Gastrointestinal Disorders

ALX-0600	Short Bowel Syndrome	Phase II	Proprietary

	Crohn’s Disease	Preclinical	Proprietary

Central Nervous System Disorders

NPS 1776	Epilepsy / Migraine	Phase I	Proprietary

NPS 1506	Acute Depression	Phase I	Proprietary

Metabotropic Glutamate
Receptors	Psychiatric and Neurological Disorders and Pain	Preclinical	AstraZeneca*

Glycine Reuptake Inhibitors	Schizophrenia and Dementia	Preclinical	Janssen*

* We retain co-promotion rights for product candidates from these collaborations.

Bone and Mineral Disorders

Overview.    Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of age, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after fractures occur. Fractures of the hip, spine or wrist can result in serious long-term disability and even increased mortality.

Hyperparathyriodism is also classified as a bone and mineral disorder. In hyperparathyroidism, there is an oversecretion of parathyroid hormone by the parathyroid glands located in the neck. Symptoms of hyperparathyroidism may include bone loss and pain, bone deformities, muscle weakness, severe generalized itching and abnormal calcification of soft tissues, including the heart. Patients may also experience depression and cognitive dysfunction. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is an age-related disorder that is classified by enlargement of one or more of the four parathyroid glands. Secondary hyperparathyroidism is primarily a physiological response to failing kidney function. As renal function deteriorates, the body is unable to maintain in the blood proper levels of calcium, vitamin D and phosphorus. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium and decrease phosphorus levels in the blood.

PREOS and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS internally, and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS.    PREOS is our brand name for recombinant, full-length, human parathyroid hormone that we are developing for the treatment of osteoporosis. Currently, we expect that PREOS will be delivered subcutaneously on a daily basis through an injection pen device designed for an aging patient who may also have arthritis in order to make delivery of the drug simple and relatively painless. Although chronically high levels of parathyroid hormone are known to cause bone loss, as in hyperparathyroidism, preclinical and clinical studies show that daily dosing with PREOS, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. In a Phase II clinical trial of over 200 post-menopausal women completed in 1997, daily injections of PREOS produced a clinically and statistically significant average increase in bone mineral density in the lumbar spine of nearly eight percent in only one year.

We are conducting a pivotal Phase III clinical trial with PREOS in post-menopausal women with osteoporosis and another ancillary Phase III trial in osteoporotic women undergoing estrogen replacement therapy.

Market Opportunity.    The National Osteoporosis Foundation estimates that approximately 10 million American men and women aged 50 and over have osteoporosis and another 34 million men and women are osteopenic, i.e. are approaching osteoporosis, and therefore are at high risk of fractures because of low bone mineral density. This number is expected to rise to 52 million men and women by 2010, making low bone mass and osteoporosis a significant health threat. A recent study published in the Journal of the American Medical Association demonstrated that nearly one-half of post-menopausal women have undetected low bone mineral density, and women identified with low bone mineral density were at a significantly increased risk of fracture. In addition, 50 percent of women over 50 years of age in the United States will suffer an osteoporosis-related fracture during their lifetime. According to the National Institutes of Health, osteoporosis is responsible for more than 1.5 million fractures annually. The National Osteoporosis Foundation reports that an average of 24 percent of hip fracture patients age 50 and over die within one year after their fracture, and 25 percent of those who were ambulatory prior to a hip fracture require long-term care afterward. The size of the United States population aged 50 years and over is expected to increase significantly over the next several decades as a result of the aging of the “baby boomer” generation and longer life expectancies. Estimated United States expenditures for osteoporosis and related fractures is currently $14.0 billion each year.

Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, which may help to slow the rate of bone loss. Other therapies include estrogen replacement therapy in post-menopausal women, bisphosphonates and raloxifene, a selective estrogen receptor modulator. All of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Merck reported sales of Fosamax in 2002 of $2.25 billion.

We believe there exists a significant need for improved therapy that will increase bone mineral density to a greater degree and at a faster rate, thereby reducing the risk of fracture. Parathyroid hormone treatment, such as our product candidate, PREOS, and Lilly’s parathyroid hormone-fragment, Forteo, launched in the United States in December 2002, are designed to address this medical need and to supplement currently available treatments. These agents stimulate bone formation and are the only products demonstrated to build architecturally sound, high quality, new bone.

PREOS is our recombinant parathyroid hormone consisting of all 84 amino acids found in the naturally occurring human parathyroid hormone. Lilly’s Forteo is a fragment of the naturally occurring parathyroid hormone and is only comprised of the first 34 amino acids. Data from Lilly’s Phase III clinical trial indicated that, in post-menopausal women with severe osteoporosis, daily injections of Forteo provided statistically significant reductions in fractures and rapid and significant increases in bone mineral density. Because PREOS consists of 84 amino acids found in the naturally occurring human parathyroid hormone, we believe that our Phase III clinical trials will also show efficacy in the treatment of osteoporosis with a potentially improved side effect profile. In addition, studies currently being conducted by us and our academic collaborators are designed to confirm what, if any, therapeutic advantage our full-length human parathyroid hormone may have compared to fragments of parathyroid hormone.

PREOS Development Status.    We are currently conducting a Phase III clinical trial for PREOS. This trial, referred to as the Treatment of Osteoporosis with Parathyroid hormone Study, or TOP Study, is a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS to reduce fractures and build new bone in women with osteoporosis. The TOP Study is evaluating the effects of PREOS in post-menopausal women who have osteoporosis and who may have suffered a fracture, but who are not receiving drug or hormone therapy for osteoporosis. Women participating in the study receive daily, subcutaneous injections of PREOS or placebo. Dosing in this study is planned to last for 18 months. Enrollment in the TOP Study was completed in March 2002 with over 2,600 patients. Women who have finished their participation in the TOP Study are able to receive additional treatment with PREOS. Women who received PREOS in the TOP Study may receive an additional 6 months of PREOS treatment for a total of 24 months treatment. Women who received placebo in the TOP Study may receive 18 months of PREOS treatment. Currently, we expect that all dosing in the initial phase of this trial will be concluded by September 30, 2003.

We are also conducting a Phase III clinical study to measure the effects of PREOS in osteoporotic women undergoing estrogen replacement treatment. We refer to this trial as the Parathyroid Hormone for Osteoporotic Women on Estrogen Replacement Study, or POWER Study. This study is being conducted at 26 clinical centers in Europe, which is the largest pharmaceutical market for osteoporosis after the United States. Participants receive daily, subcutaneous injections of PREOS or placebo in addition to their ongoing hormone replacement therapies. Dosing in the trial is expected to last for 24 months, with a scheduled 12-month interim analysis and a 12-month follow-up period at the end of the study. Enrollment was completed in September 2002 with over 150 patients. By completing this trial in European countries, we expect to provide additional support for our regulatory submissions in Europe and our worldwide marketing efforts.

In addition, PREOS is being tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. This randomized, double-blind trial is referred to as the PaTH study, parathyroid hormone and alendronate in combination for the treatment of osteoporosis. This trial, which is scheduled to conclude in September 2003, enrolled approximately 240 women with low bone mineral density and will test whether PREOS is more effective in building bone mineral density than Fosamax, and whether the combination of PREOS and Fosamax is more effective in building bone mineral density than either therapy alone. We expect that one year results from the PaTH study will be presented at a major medical conference during 2003. The investigators have given us a limited review of preliminary, 1-year data. From this review, we currently expect that the full data package, when published, will demonstrate that PREOS will have a positive effect on both bone mineral density and bone quality and that measures of efficacy and safety are consistent with our Phase II study and with published studies of terraparitide and alendronate.

We are currently planning to initiate a study in men suffering from osteoporosis. This trial, which will begin in 2003, will not be included in our NDA filing.

We have manufactured enough PREOS to complete the TOP study. Our present manufacturing capabilities should produce sufficient supply of PREOS to complete all of our other ongoing clinical studies. For more information about the manufacture of PREOS, see the section of this annual report entitled “Business—Manufacturing.”

Calcilytic Compounds Development Status.    We are collaborating with GlaxoSmithKline on the discovery, identification and characterization of calcilytic compounds for the treatment of osteoporosis. Calcilytic compounds, antagonistics of calcium receptors, are aimed at temporarily increasing the secretion of the body’s own parathyroid hormone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of calcilytics. In these studies, we observed that increased levels of parathyroid hormone achieved by this mechanism are equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. As a result, we believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a cost-effective treatment for osteoporosis. We conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. GlaxoSmithKline has conducted a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. GlaxoSmithKline continues its evaluation of calcilytic compounds to identify a lead candidate to take into the clinic to test for both safety and efficacy.

GlaxoSmithKline has paid us a total of $33.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $13.0 million if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GlaxoSmithKline of products commercialized based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Currently, the sponsored research portion of this agreement is continuing on a month-to-month basis whereunder GlaxoSmithKline is conducting substantially more activities than the Company. The parties are in discussions for mutually acceptable changes to the terms of the sponsored research component of this development and license agreement.

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl (formerly called AMG 073) is our orally active, calcimimetic compound being developed for the treatment of primary and secondary hyperparathyroidism. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone. Cinacalcet has been licensed for development and commercialization to Amgen and Kirin. In December 2001, Amgen commenced Phase III clinical trials of cinacalcet for the treatment of secondary hyperparathyroidism. Amgen has announced that it intends to file an NDA for cinacalcet for the treatment of secondary hyperparathyriodism during the second half of 2003.

Amgen continues to conduct Phase II clinical trials of AMG 073 for the treatment of primary hyperparathyroidism. Kirin is conducting Phase II clinical trials of cinacalcet for the treatment of secondary hyperparathyroidism.

Market Opportunity.    Over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and over 500,000 people in the United States are estimated to suffer from the disorder. The current treatment for primary hyperparathyroidism is the surgical removal of one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism. Studies suggest that over 30 percent of the estimated two million patients in the United States with chronic renal failure are affected by secondary hyperparathyroidism. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Approximately 85 percent of the estimated 300,000 acute renal failure patients who require either dialysis or renal transplant suffer from secondary hyperparathyroidism. Current treatments for secondary hyperparathyroidism includes vitamin D which does not directly regulate the secretion of parathyroid hormone.

Development Status.    Amgen has completed two Phase II clinical trials with AMG 073 in patients with primary hyperparathyroidism. The preliminary results from these two studies were presented at the American Society of Bone and Mineral Research meetings in 2000 and 2001 and the final results were presented at the Endocrine Society meeting in June 2002. Amgen has completed four Phase II studies in patients with end-stage renal disease and secondary hyperparathyroidism. The preliminary results obtained with cinacalcet HCl in patients on dialysis were presented at the American Society of Nephrology meetings in 2000 and 2001 and additional data from these studies were presented at the American Society of Nephrology meeting in November 2002.

The results from Amgen’s two Phase II studies in patients with primary hyperparathyroidism demonstrated that cinacalcet was well tolerated and effectively lowered circulating levels of parathyroid hormone and calcium. The larger of the two trials was a one year study involving 78 male and female patients with elevated levels of parathyroid hormone and serum calcium. The patients were randomized to receive either oral doses of cinacalcet or placebo twice a day for 52 weeks. Circulating levels of parathyroid hormone and calcium fell within hours following the oral administration of cinacalcet and serum calcium levels were maintained within the normal range for one year following dosing with cinacalcet.

The four Phase II trials of cinacalcet in patients with end-stage renal disease with secondary hyperparathyroidism and elevated levels of parathyroid hormone levels were randomized, placebo-controlled, double blind studies. A total of 297 patients were treated with cinacalcet once daily. Results of the studies indicated that cinacalcet was well tolerated and effective in reducing circulating levels of parathyroid hormone in patients with secondary hyperparathyroidism. Treatment of hemodialysis patients with cinacalcet also significantly reduced the calcium-phosphorous product whereas this product increased in patients on placebo. This reduction was seen after twelve weeks of dosing with cinacalcet and was maintained for up to two years of treatment.

Patients with secondary hyperparathyroidism typically have bone abnormalities, which are often manifested as bone pain and lowered bone mineral density. Preliminary results of a Phase II clinical study are publicly available and were presented at the American Society of Nephrology meeting in November 2002. These preliminary results show that daily dosing with cinacalcet for one year not only lowered serum levels of parathyroid hormone but additionally prevented decreases in bone mineral density in the lumbar spine and femoral neck when compared to placebo. Total body bone mineral density was also increased by treatment with cinacalcet and these increases were significantly correlated with the percent reduction in serum levels of parathyroid hormone. No deleterious effects of cinacalcet on bone morphology were observed.

Chronically increased circulating levels of parathyroid hormone are often associated with cognitive deficits. In two of the Phase II studies conducted by Amgen, some patients were asked to participate in a Quality of Life Cognitive Functioning study by rating six indices of cognitive function at the start of the trial and after twelve or eighteen weeks of treatment with cinacalcet or placebo. A total of 132 patients completed this survey. In both studies, those receiving cinacalcet showed significant increases in the cognitive function scale compared to placebo and these increases were correlated with reductions in serum levels of parathyroid hormone. These findings suggest that cinacalcet improves cognitive function in patients with secondary hyperparathyroidism in addition to lowering serum levels of parathyroid hormone and the calcium-phosphorous product and increasing bone mineral density.

Amgen has paid to us license fees, research support payments, and milestone payments, and has made equity purchases totaling $22.5 million, including the milestone payment for the commencement of Phase III trials in secondary hyperparathyroidism. Amgen will pay us up to an additional $23.0 million if it achieves other development and regulatory milestones. Amgen will also pay us royalties on any sales of cinacalcet in its territories. Kirin has paid to us $19.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $6.0 million upon accomplishment of additional milestones. Kirin also is required to pay us royalties on any sales of cinacalcet in its territories.

Gastrointestinal Disorders

Overview.    The gastrointestinal tract is involved in the transport, digestion and absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of digestive processes, and in balancing the absorption and secretion of electrolytes and water. Gastrointestinal disorders can have severe consequences on the quality of life of the people that suffer from them.

One disorder in particular that affects the ability of the gastrointestinal tract to absorb nutrients and water is short bowel syndrome. Short bowel syndrome is a condition which arises after extensive resection of the bowel. Patients with this problem suffer from malnutrition, severe diarrhea, dehydration, fatigue and weight loss due to a loss in the ability to absorb adequate amounts of nutrients and water. Treatment includes special dietary management and, often, total parenteral nutrition.

ALX-0600 for Gastrointestinal Disorders.    We are independently developing ALX-0600 for the treatment of short bowel syndrome and Crohn’s Disease. ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. Animal studies indicate that ALX-0600 stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies, ALX-0600 induced an approximately 50 percent increase in the weight of the small intestine within 10 days of administration. Further, these studies suggest the growth-promoting properties of ALX-0600 appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby potentially reducing the risk of adverse side effects.

Market Opportunity.    Approximately 25,000 adults and 7,000 children in North America are afflicted with short bowel syndrome. Many of these patients require total parenteral nutrition, the cost of which can exceed $100,000 annually per patient. There are currently no effective therapies for enhancing the growth and repair of the cell lining of the small intestine. We believe that the short bowel syndrome market is an attractive one because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for ALX-0600 for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also recently designated ALX-0600 an orphan medicinal product for the treatment of short bowel syndrome.

We believe that ALX-0600 may also be useful in treating other gastrointestinal conditions characterized by malabsorption, altered absorptive capacity and inflammation or deterioration of the intestinal wall. Examples of these conditions include inflammatory bowel disease, including Crohn’s Disease, and intestinal mucositis in cancer patients.

Development Status.    We have completed a pilot Phase II study in adults with short bowel syndrome. The purposes of this study were to evaluate the safety, tolerability and effect of a 21-day subcutaneous dosing regimen of ALX-0600. In this study, subgroups comprising a total of 22 patients with significant portions of the small intestine removed, received ALX-0600 in one of three doses by daily subcutaneous injection. After 21 days of treatment, the patients, all of whom were dependent on parenteral nutrition on fluids, showed significant improvements in intestinal function. An important result of the improved intestinal function in these patients was a statistically significant increase in fluid and nutrient absorption. Histological examination of tissue from patient biopsies showed a statistically significant increase in the number and size of epithelial cells lining the small intestine. The drug appeared to be safe and well-tolerated. We continue reviewing the data from this study and are designing a pivotal study in short bowel syndrome, to be commenced following approval of the clinical design by both U.S. and European regulatory agencies. We also expect to begin a protocol-concept clinical study in patients with Crohn’s Disease in the second half of 2003.

Prior to acquiring Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cnd. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cnd.$2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining Cnd. $900,000 up to the maximum Cnd.$8.4 million. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian-based companies to provide certain services in connection with the development of ALX-0600. This requirement could make continued development of ALX-0600 unfeasible because of the costs and time required to develop and source this product solely in Canada. As a result, we have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. We notified the Government of Canada of our arrangements and received their authorization to proceed. We cannot be certain that additional waivers will be granted in the future. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. If we cannot reach an agreement with the Government of Canada, or amend certain provisions of the agreement, we may choose to abandon or it may be impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

Central Nervous System Disorders

Overview.    Central nervous system disorders are broad, complex and severe diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, headache and pain. Recent reports indicate that nearly $36.0 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects  and a need for new and improved treatment exists. We are addressing central nervous system disorders on a number of different fronts.

Metabotropic Glutamate Receptor Program.    Since 1996, we have been working to find compounds that act on targets in the central nervous system called metabotropic glutamate receptors, or mGluRs. Because these molecular receptors are structurally related to calcium receptors, we have been able to leverage our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as chronic pain.

There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism activities and their location throughout the central nervous system. Published research indicates that the different mGluRs subtypes are involved in diseases such as anxiety, schizophrenia, Parkinson’s disease and chronic pain among others. Our ability to identify compounds that are selective for each of the various mGluR subtypes has enabled the development of powerful and selective tool compounds to aid in understanding of the role of mGluRs in various CNS disease states. We believe that it is possible to pursue the development of a multitude of products that will provide novel treatments for many central nervous system disorders.

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and under some circumstances through March 2006. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. For more information about our agreement, see the section entitled “Business—Collaborative Research, Development and License Agreements.”

Other Programs for Central Nervous System Disorders.    We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

NPS 1776 is a proprietary small molecule compound. The Company is now engaged in active consideration and review of this compound for the treatment of migraine and epilepsy. Our preclinical studies show that NPS 1776 is effective in a number of animal models of epilepsy, spasticity, and pain. We have completed several Phase I clinical trials with NPS 1776 to evaluate its safety and tolerability and its ability to be delivered in a sustained release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Initial formulation studies demonstrated that the compound is amenable to multiple sustained release formulation technologies.

In March 2000, we entered into an agreement with Abbott Laboratories Inc. in which we granted Abbott worldwide marketing rights to NPS 1776 in exchange for Abbott’s commitment to fund further development of this product candidate and pay us milestone payments as well as royalties on any sales. In January 2002, Abbott terminated the agreement. As a result, all rights to NPS 1776 were returned to us. In addition, we are entitled to use all studies and information generated by Abbott under the agreement in our development effort for NPS 1776. We intend to file an IND for NPS 1776 by the end of 2003 and to have begun a pilot clinical study in acute migraine.

NPS 1506 is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels which are activated by the neurotransmitter glutamate. Published research has suggested that glutamate may play a role in the development of depression. We believe NPS 1506 may be effective as a treatment for the acute and urgent symptoms of acute depression. NPS 1506 does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. NPS 1506, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. Efforts are underway to evaluate the future continued development of NPS 1506 for the treatment of acute depression.

In 1998 we completed a Phase I clinical trial with ALX-0646, a small molecule, for the treatment of migraine, in healthy volunteers. In August 2000, we entered into an agreement with Forest Laboratories Inc. in which we granted to Forest worldwide commercialization rights to ALX-0646 in return for Forest’s commitment to fund further development of ALX-0646 and pay us milestone payments of up to $25.0 million, as well as royalties on any sales of ALX-0646. In November 2001, we earned and received a $1.0 million milestone payment from Forest for developments made by Forest with the compound. In January 2002, Forest notified us that we had earned a $2.0 million milestone payment for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. Forest read and approved a draft press release prepared by us and announcing that we had earned the milestone payment. In March 2002, we received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to us. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. We have initiated arbitration in accordance with the terms of the agreement claiming our right to receive this milestone payment. Absent resolution of this issue, we will not recognize revenue for the $2.0 million milestone. NPS is continuing its evaluation of alternatives for future development plans for the compound.

Internal Discovery Research

Through internal discovery efforts, we have developed a diverse product pipeline covering a variety of disorders. This pipeline allows us to reduce the impact of any single product failure and increases our flexibility to focus on our most promising programs. The continued expansion of our product pipeline is based on the ability of our scientists to apply techniques related to our core competencies such as the use of proteins as therapeutics, manipulating G-protein coupled receptors and finding compounds that act on those receptors. Our current discovery research activities span the spectrum from target identification and validation through late stage preclinical safety assessment.

Our internal discovery research group comprises 65 staff members, 21 of who hold doctorate degrees, with 34 members in our Salt Lake City location and 31 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular and cellular biology, pharmacology, physiology, and drug metabolism and pharmacokinetics. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include the payment of research support payments to fund research performed by us over an agreed period of time, the payment of milestone payments on the achievement of defined preclinical and clinical events and ultimately, the payment of royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, GlaxoSmithKline, AstraZeneca, Janssen and Kirin.

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

Amgen.    In March 1996, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which we licensed such rights to Kirin. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of the cinacalcet compound in its territories. Amgen paid us an initial up-front license fee upon signing the agreement. In addition, if specified milestones are achieved, then Amgen is required to make additional milestone payments and must pay royalties to us on any sales of cinacalcet. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, we would reacquire the technology, patent and commercialization rights to cinacalcet.

GlaxoSmithKline.    In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GlaxoSmithKline also has a first right to negotiate for an exclusive license regarding other Company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting the collaboration. In addition to research funding, and some previously paid milestone payments, GlaxoSmithKline has agreed to pay us additional amounts as it achieves certain development or marketing milestones, and must pay us (i) royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement, and (ii) a percentage of profits from co-promotion of such products. GlaxoSmithKline may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event we breach the agreement GlaxoSmithKline may terminate on 60 days’ written notice for our breach. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. The collaborative research portion of this agreement is now continuing on a month-to-month basis with considerably more work being done by GlaxoSmithKline than by us. We are discussing with GlaxoSmithKline appropriate next phases of the collaborative research portion of our agreement.

AstraZeneca.    In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on mGluRs. We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration, including improvements. During the research term, we will work together on the identification of mGluR-active compounds. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercializations and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled to milestone payments and royalties on any sales of products developed and marketed under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach will result in the return to us of all rights we granted and the related technology, including improvements.

Janssen.    In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but must pay a royalty to Janssen on product sales after that termination.

Kirin.    In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for conducting clinical trials and obtaining regulatory approvals in its territories, and for developing and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee and agreed to pay us certain milestone payments on the achievement of specified events. Kirin is required to pay us royalties on any sales of products containing cinacalcet or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize cinacalcet for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Sponsored and Government Funded Research Programs

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses.

For example, in February 1993, we entered into a collaborative research agreement and a patent license agreement with The Brigham and Women’s Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research that we sponsor at the hospital. The Brigham and Women’s Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval.

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cnd. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining $900,000 up to the maximum Cnd. $8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian-based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing arrangement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. We notified the Government of Canada of our arrangements and received their authorization to proceed. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or it may be impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

New Drug Development and Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, all of our drug candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacturer, sale or use or in their withdrawal from the market.

The steps required by the FDA before our drug candidates may be marketed in the United States include, among other things:

•	the performance of preclinical laboratory and animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; and

•	the submission and FDA approval of a drug application or NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	PHASE I: the drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•
PHASE II:    involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine optimal dosage.

•
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

The FDA has not established approved protocols for conducting pivotal clinical trials for short bowel syndrome. We will need to reach agreement with the FDA regarding trial design and clinical endpoints before we can begin pivotal trials of ALX-0600. We cannot be certain that the FDA will agree to trial design and clinical endpoints that will make continued development of ALX-0600 feasible on a timely basis or at all.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The FDA may withhold approval for an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We cannot guarantee that the FDA will grant any requests that we may make for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, the FDA’s approval of a fast track product can include restrictions on the product’s use or distribution, such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience. Approval of fast track products can be conditional with a requirement for additional clinical studies after approval.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partner’s activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

In connection with our research and development activities, we have sponsored research at various university and government laboratories. For example, we have executed license and research agreements regarding research in the area of calcium and other ion receptors with The Brigham and Women’s Hospital. We have also sponsored work at other government and academic laboratories for various evaluations, assays, screenings and other tests. Generally, under these agreements, we fund the work of investigators in exchange for the results of the specified work and the right or option to a license to any patentable inventions that may result in certain designated areas. If the sponsored work produces patentable subject matter, we generally have the first right to negotiate for license rights related to that subject matter. Any resulting license would be expected to require us to pay royalties on net sales of licensed products.

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. For osteoporosis, there are a number of therapies which are currently being marketed, including estrogen replacement therapies like Wyeth-Ayerst’s Premarin, bisphosphonates like Merck’s Fosamax, and selective estrogen receptor modulators, like Lilly’s Evista. Lilly also launched Forteo in December 2002, which will compete directly with PREOS as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo.

Many of our competitors have substantially greater financial, technical, marketing and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified scientific personnel. Our ability to compete successfully will depend, in part, on our ability to:

•	develop marketing, sales and distribution capabilities for our proprietary products;

•	leverage our established collaborations and enter into new collaborations for the development of our products;

•	identify new product candidates through our internal discovery effort or through acquisition;

•	develop products that reach the market first;

•	develop products that are superior to other products in the market;

•	develop products that are cost-effective and competitively priced; and

•	obtain and enforce patents covering our technology.

Manufacturing

We do not have manufacturing facilities to produce sufficient supplies of PREOS, ALX-0600 or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with a number of single source contract manufacturers to supply key components of PREOS for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization. In particular, we depend on a single manufacturer for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of this manufacturer’s proprietary technology, this contract manufacturer is our sole source for finished supplies of PREOS.

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches at that time had exhibited precipitation of the reconstituted drug before the expiration of the required time period. After conducting an extensive review of fill and finish procedures to assess and correct the problem, on July 23, 2002 we announced that we had implemented changes in the process used to prepare the finished drug, and that we had produced limited quantities of PREOS that met our release specifications. Since we instituted certain changes to the fill and finish process for PREOS in June 2002, all batches have passed stability specifications. Based on our continued work, and on contacts with regulatory agencies, we do not believe that any further changes will be required in our production processes to proceed with the filing of an NDA for PREOS.

We currently have sufficient clinical supplies of PREOS to complete the TOP study. Our present manufacturing capabilities should produce sufficient supply of PREOS to complete all of our other ongoing clinical studies. However, if any of the problems we have experienced in the past reoccur and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our other current clinical trials, we would be required to modify our finished product formulation and modify or terminate our clinical trials for PREOS. Any modification of our finished product or modification or termination of our Phase III clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Because of our dependence on this manufacturer, we are subject to the risk that this manufacturer may not have the capacity from time to time to produce sufficient quantities of PREOS to meet the needs of our clinical trials or be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in this manufacturer’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. While we are currently in discussions, to date, we have not entered into a long term agreement with this manufacturer, who currently produces PREOS on a purchase order basis. Accordingly, this manufacturer could terminate our relationship at any time and for any reason. If our relationship with this manufacturer is terminated, or if this manufacturer is unable to produce PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with this manufacturer would materially harm our business and financial condition and cause our stock price to decline.

We expect to depend on contract manufacturers to supply commercial-scale quantities of PREOS. In October 2002,we entered into a Commercial Manufacturing Agreement with Boehringer Ingelheim Austria GmbH, or BI, for the manufacture of bulk drug supplies of PREOS in support of commercial launch. Under our agreement, we are working with BI to facilitate a technology transfer process and appropriate testing, documentation and quality standards and procedures prior to the commencement of commercial production. We expect this technology transfer process to be lengthy and complicated and we have agreed to expend substantial resources over the course of the agreement. In addition, FDA and comparable foreign regulatory approvals may be required. The agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts. Dependence on contract manufacturers for commercial production involves a number of risks, many of which are outside our control. These risks include potential delays in transferring technology, and the inability of our contract manufacturer to scale production on a timely basis, to manufacture commercial quantities at reasonable costs, to comply with current good manufacturing practices and to implement procedures that result in the production of drugs that meet our specifications and regulatory requirements. We are also seeking arrangements with contract manufacturers for supplies of ALX-0600 to be used in future clinical trials. Our agreement with the Government of Canada requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. We have been unable to identify a Canadian manufacturer capable of manufacturing and formulating ALX-0600 in compliance with cGMP and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Government of Canada of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials. If clinical supplies of ALX-0600 are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with ALX-0600.

Employees

As of February 28, 2003, we employed 183 individuals full-time, of which 42 hold Ph.D. degrees and 33 hold other advanced degrees. A total of 122 full-time employees are engaged in research, development and support activities. A total of 61 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Trademarks

“NPS” and “NPS Pharmaceuticals” are our registered trademarks. We have applied to the United States Patent and Trademark Office for registration of the trademark “PREOS.” All other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners.

Available Information

Our Internet address is www.npsp.com.  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Recent Events

On February 19, 2003, we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which sets forth the terms and conditions of the proposed merger of NPS and Enzon.   Pursuant to the Merger Agreement, a subsidiary of a newly organized Delaware corporation, Momentum Merger Corporation, will merge with and into NPS, with NPS surviving as a wholly owned subsidiary of Momentum Merger Corporation, and Enzon will merge with and into another newly organized, wholly owned subsidiary of Momentum Merger Corporation, with such subsidiary surviving.  We currently plan to complete the proposed mergers during the second quarter of 2003.  However, we can neither assure you that the mergers will be completed nor can we predict the exact timing of the completion of the mergers because they are subject to governmental and regulatory review processes and other conditions, many of which are beyond our control.  If the mergers are not completed, we will still be required to make substantial payments to service providers and advisors that we have engaged to assist us in the transactions, which will impact our capital resources.

RISK FACTORS

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, 2002, we had an accumulated deficit of approximately $247.8 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant product sales revenue, if any. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS and Cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

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

The costs associated with the merger with Enzon Pharmaceuticals, Inc. could adversely affect our financial results.  However, there are many conditions to the completion of the merger and we cannot assure you that the merger will be completed.

NPS expects to incur significant transaction costs in connection with the merger with Enzon.  However, there are many conditions to our and Enzon’s obligations to complete the merger.  Many of these conditions are beyond our and Enzon’s control.  For example, we and Enzon must obtain stockholder approval of the merger. Additionally, as a condition to our obligation to complete the mergers, we and Enzon must obtain clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We have made the initial, and will make all required, filings with the Department of Justice or the Federal Trade Commission.  The requirements for these approvals could delay the completion of the merger for a significant period of time after our and the Enzon stockholders have approved the proposals relating to the merger agreement at the respective special meetings.  There can be no assurance that these consents and approvals will be obtained, or that these consents and approvals will be obtained without materially adverse restrictions or conditions that would have a material adverse effect on us and Enzon on a combined basis.  Even if regulatory approvals are obtained, any federal, state or foreign governmental agency or private person may challenge the merger at any time before or after its completion.  We cannot assure you that the merger will be completed.

We may not achieve the benefits expected from the merger with Enzon.

If we are to realize the benefits of the merger with Enzon, including the anticipated growth opportunities and synergies from combining our businesses with Enzon, the technology, operations and personnel of each of the companies must be successfully integrated. The integration of our company with Enzon will be a complex, time-consuming and expensive process and may disrupt both companies’ businesses if not completed in a timely and efficient manner.  The challenges involved in this integration include the following:

•
Effectively pursuing the clinical development and regulatory approvals of NPS’ product candidates for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders while effectively marketing Enzon’s current approved products and pursuing the development and regulatory approval of new products utilizing Enzon’s PEG and SCA technology;

•	Successfully commercializing products under development and increasing revenues from existing marketed products;

•	Retaining NPS’s and Enzon’s existing strategic partners;

•	Retaining and integrating management and other key employees of both NPS and Enzon;

•	Coordinating research and development activities to enhance introduction of new products and technologies;

•	Integrating purchasing and procurement operations in multiple locations;

•	Integrating the business cultures of NPS and Enzon and maintaining employee moral;

•	Transitioning all facilities to a common information technology system;

•	Bringing together the companies’ corporate communications efforts so that the industry receives useful information about the merger;

•	Developing and maintaining uniform standards, controls, procedures and policies;

•	Maintaining adequate focus on the core business of the combined company while integrating operations in order to take advantage of competitive opportunities and respond to competitive challenges;

•	Maintaining relationships with employees, strategic partners, manufacturers and suppliers while integrating management and other key personnel;

•	Coping with unanticipated expenses related to integration of the two companies.

We may not succeed in addressing these challenges or any other problems encountered in connection with the merger which may be exacerbated by the geographic separation of NPS and Enzon.  If management is not able to address these challenges, the combined company may not achieve the anticipated benefits of the merger, which may have a material adverse effect on the combined companies’ business and could result in the loss of key personnel.

The combined company may not be profitable.

Although Enzon has been profitable, we are a development stage company that has not yet generated significant revenues or achieved profitability.  It is not anticipated that the combined company will initially be profitable and no assurance can be given that the combined company will ever become profitable.

We are dependent on the successful outcome of the clinical trials for our two most advanced product candidates, PREOS and Cinacalcet HCl.  If either or both of these product candidates fail to advance in the clinic, our business will be materially harmed and our stock price will be adversely affected.

We are currently conducting Phase III clinical trials for PREOS in humans as well as a carcinogenicity study in rats, our proprietary product candidate for the treatment of osteoporosis. Amgen, our licensee, is conducting Phase III clinical trials for Cinacalcet HCl, a compound intended to treat hyperparathyroidism. Our success will depend, to a great degree, on the success of these and subsequent clinical trials. In order to successfully commercialize PREOS and Cinacalcet HCl, we and our collaborators must be able to, among other things, obtain required regulatory approvals for these product candidates. Prior to receiving approval for commercialization, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that each of these product candidates is both safe and efficacious. While no significant safety issues have emerged in Phase I and Phase II clinical trials with respect to either of these product candidates, we will still need to demonstrate their efficacy for the treatment of their respective specific indications, as well as their continued safety through the conduct of Phase III clinical trials. To date, we have not demonstrated long-term safety in clinical trials with either of these product candidates. Additionally, the results of our current clinical studies may indicate that the candidates are unsafe, ineffective or both, notwithstanding the results of earlier clinical trials. We cannot assure you that either or both of these products will prove to be safe or efficacious in accordance with regulatory requirements. Further, we cannot assure you that these product candidates will be approved in a timely manner, if at all. Our ability to successfully complete clinical trials for PREOS will also depend on whether problems we have recently experienced in producing finished clinical supplies of PREOS reoccur. The successful outcome of Amgen’s Phase III clinical trials for Cinacalcet HC1 will depend in part on Amgen’s ability to successfully complete enrollment in the trials on a timely basis and to obtain adequate clinical supplies to meet the needs of their clinical trials in compliance with applicable regulatory requirements. If we or Amgen fail to successfully obtain regulatory approvals for PREOS or Cinacalcet HC1, our business will be materially harmed and our stock price will be adversely affected.

We have no manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing and storage of our product candidates used in our clinical trials. Product introductions may be delayed or suspended if the manufacture of our products is interrupted or discontinued.

We do not have manufacturing facilities to produce sufficient supplies of PREOS, ALX-0600 or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties, including a number of sole suppliers, for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with contract manufacturers to manufacture PREOS for use in clinical trial activities. These contract manufacturers are currently our only source for the production and formulation of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization. In addition, we have experienced difficulties in producing clinical supplies of PREOS that meet our specifications on a timely basis. We cannot be certain that these difficulties will not reoccur in the future.

We expect to depend on contract manufacturers to supply commercial-scale quantities of PREOS. In October 2002, we entered into a Commercial Manufacturing Agreement with Boehringer Ingelheim  Austria GmbH, or BI, for the manufacture of commercial quantities of bulk drug supplies of PREOS in support of commercial launch. Under our agreement, we are working with BI to facilitate a technology transfer process and appropriate testing, documentation and quality standards and procedures prior to the commencement of commercial production. We expect this technology transfer process to be lengthy and complicated and we have agreed to expend substantial resources over the course of the agreement. In addition, FDA and comparable foreign regulatory approvals may be required. The agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

Even if we are able to complete our clinical trials, our current or future manufacturers may be unable to scale production when necessary to enable commercial launch or accurately and reliably manufacture commercial quantities of PREOS at reasonable costs, on a timely basis and in compliance with the FDA’s current good manufacturing practices, or cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize PREOS will be materially and adversely affected.

We depend on a number of single source contract manufacturers to supply key components of PREOS. In particular, we depend on a single manufacturer for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of this manufacturer’s proprietary technology, this contract manufacturer is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Because of our dependence on this manufacturer, we are subject to the risk that this manufacturer may not have the capacity from time to time to produce sufficient quantities of PREOS to meet the needs of our clinical trials or be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in this manufacturer’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. While we are currently in discussions, to date we have not entered into a long-term agreement with this manufacturer, who currently produces PREOS on a purchase order basis. Accordingly, this manufacturer could terminate our relationship at any time and for any reason. If our relationship with this manufacturer is terminated, or if this manufacturer is unable to produce PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require significant additional time and expense, as well as additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with this manufacturer would materially harm our business and financial condition and cause our stock price to decline.

Our reliance on contract manufacturers exposes us to additional risks, including:

•	delays in scale-up to quantities needed for clinical trials or failure to manufacture such quantities to our specifications, or to deliver such quantities on the dates we require;

•
our current and future manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our contract manufacturers’ compliance with these regulations and standards;

•	our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

•
if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products;

•	our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•	we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

Failure to timely produce adequate clinical supplies of our lead product candidate, PREOS, could require us to modify or terminate certain of our Phase III clinical trial of PREOS, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches, at that time, had exhibited precipitation of the reconstituted drug in the injector pen before the expiration of the required time period. After conducting an extensive review of fill and finish procedures to assess and correct the problem, on July 23, 2002 we announced that we had implemented changes in the process used to prepare the finished drug, and that we had produced limited quantities of PREOS that met our release specifications.

We currently have sufficient clinical supplies of PREOS to complete the TOP study. Our present manufacturing capabilities should produce sufficient supply of PREOS to complete all of our other ongoing clinical studies. However, if any problems we have experienced in the past reoccur, and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our other clinical trials, we would be required to modify our finished product formulation and modify or terminate such clinical trials for PREOS. Any modification of our finished product or modification or termination of those Phase III clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

Clinical trials are long, expensive and uncertain and the FDA may ultimately not approve any of our product candidates.  We cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely affect our stock price.

Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including PREOS and Cinacalcet HC1, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including Cinacalcet HC1, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals or achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether. For example, in early 2002, Abbott terminated its agreement with respect to NPS 1776, and Forest Laboratories has terminated its agreement with us with respect to ALX-0646. As a result, the advancement of these programs was delayed.

Under our collaboration with AstraZeneca, which commenced in March 2001, we are required to co-direct the research and to pay for an equal share of the research through a minimum of 30 months and, under certain circumstances, for the full term of 60 months. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts.

As part of our product development and commercialization strategy, we evaluate whether to seek collaborators for our product candidates. If we elect to collaborate, we may not be able to negotiate collaborative arrangements for our product candidates on acceptable terms, if at all. If we are unable to establish collaborative arrangements, we will either need to increase our expenditures and undertake the development and commercialization activities at our own expense or delay further development of the affected product candidate.

Our research funding agreement with the Canadian government significantly limits our ability to establish collaborations for ALX-0600 without its consent.

Collaborative agreements, including our existing agreements, pose the following risks:

•	our contracts with collaborators may be terminated and we may not be able to replace our collaborators;

•	the terms of our contracts with our collaborators may not be favorable to us in the future;

•	our collaborators may not pursue further development and commercialization of compounds resulting from their collaborations with us;

•	a collaborator with marketing and distribution rights to one or more of our product candidates may not commit enough resources to the marketing and distribution of such candidates;

•
disputes with our collaborators may arise, leading to delays in or termination of the research, development or commercialization of our product candidates, or resulting in significant litigation or arbitration;

•	contracts with our collaborators may fail to provide significant protection if one or more of them fail to perform;

•
in some circumstances, if a collaborator terminates an agreement, or if we are found to be in breach of our obligations, we may be unable to secure all of the necessary intellectual property rights and regulatory approval to continue developing the same compound or product;

•	our collaborators could independently develop, or develop with third parties, drugs that compete with our products; and

•
we may be unable to meet our financial or other obligations under our collaborative agreements; for example, we have had to obtain a waiver of our obligation to have manufactured in Canada clinical supplies of ALX-0600 because no such Canadian manufacturer could be identified, and we could face similar issues in the future, which might lead to a loss of significant rights, including intellectual property rights, or require us to pay significant damages.

We cannot assure you of the success of our current collaborative efforts nor can we assure you of the success of any of our future collaborative efforts. If our collaborative efforts fail, our business and financial condition would be materially harmed.

Because we do not have marketing, sales or distribution capabilities, we may be unable to market and sell our products and generate revenues.

We have recruited and continue to recruit marketing, market research, and product planning personnel. However, we currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if we are successful in our Phase III clinical trials with PREOS, and the FDA grants approval for the commercialization of PREOS, we will be unable to introduce the product to market without developing these capabilities internally or establishing a marketing collaboration with a pharmaceutical company with those resources. We have only recently begun to develop our internal sales and marketing force and cannot assure you that we will be successful in our efforts to establish this force. Further, if we establish relationships with one or more large pharmaceutical companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we expect to begin to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to one or more of our product candidates, including determining whether to establish a collaboration with one or more pharmaceutical companies. The determination of our commercialization strategy with respect to a product candidate will depend on a number of factors, including:

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to product candidates;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate;

•	how our product candidates compare to competitive products with respect to labeling, pricing and therapeutic effect; and

•	whether we are able to establish agreements with third party collaborators, including large pharmaceutical companies, with respect to any of our product candidates on terms that are acceptable to us.

A number of these factors are outside of our control and will be difficult to determine. Therefore, we may change commercialization strategies by entering into agreements with our collaborators or third parties after we have incurred significant expenses in developing internal sales, marketing and distribution capabilities. A change of this nature could result in increased expenses or delays in commercialization and therefore could delay revenues and adversely affect our future operating results.

Our agreement with the Government of Canada regarding the development of ALX-0600 could adversely impact our ability to complete development of ALX-0600,  result in our loss of important rights or cause us to make material payments to the Government of Canada.

Our agreement with the Government of Canada requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. This agreement also contains a number of other significant restrictions on our ability to develop, manufacture and commercialize ALX-0600 outside of Canada. To the extent that we are unable to comply with any performance obligation or obtain a waiver of the obligation, the Government of Canada would have the right to declare us in default. If we were unable to cure the default, we could suffer adverse consequences, including the payment of liquidated damages that would be material to us, repaying all amounts received by us from the Government of Canada or surrendering all intellectual property rights associated with ALX-0600 in some circumstances. We have been unable to identify a Canadian manufacturer capable of manufacturing and formulating ALX-0600 in compliance with cGMP and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Government of Canada of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials. We cannot be certain that we will be able to obtain additional waivers in the future. We are currently in negotiations with the Government of Canada to amend the provisions of our agreement that could adversely affect the continued development of ALX-0600. In July 2002, we began negotiations with the Government of Canada to pursue mutually acceptable adjustments to the terms of the agreement. We cannot assure you that such negotiations will be successful. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, it may be impractical for NPS to continue our development of ALX-0600. If we do reach an agreement we could be required us to make payments that could be material in amount.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS and ALX-0600, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our operations through at least 2003. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical supplies of our product candidates on a timely basis and in sufficient quantities to meet our clinical trial requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

•	engage in equity financing that would be dilutive to current stockholders;

•	delay, reduce the scope of or eliminate one or more of our development programs;

•
obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare’s policy may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as ALX-0600 for the treatment of short bowel syndrome.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products and we may not be able to compete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, was recently introduced into the United States market by Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS is approved by the FDA, it will compete directly with Forteo and other approved therapies, including estrogen replacement therapies, bisphosphonate and selective estrogen modulators therapies. Similarly, Hectoral, a product of Bone Care International, Inc., is currently being marketed as a treatment to relieve some symptoms of secondary hyperparathyroidism and, if it is approved by the FDA, will compete directly with Cinacalcet HC1. Also, Genzyme Pharmaceuticals, Inc. is currently marketing RenaGel, which is a treatment for hyperphosphatemia, a condition resulting from secondary hyperparathyroidism. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and be more successful in manufacturing and marketing their products than we or our collaborators.

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

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. We cannot assure you that others will not design around our patented technology.

Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other analogous proceedings in other parts of the world to determine priority of invention and the validity of patent rights granted or applied for, which could result in substantial cost and delay, even if the eventual outcome is favorable to us. We cannot assure you that our pending patent applications, if issued, would be held valid or enforceable. Additionally, many of our foreign patent applications have been published as part of the patent prosecution process in such countries. Protection of the rights revealed in published patent applications can be complex, costly and uncertain.

Our success also depends on avoiding infringing on the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our products, including PREOS.  In addition, third parties have in the past and may in the future assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We have filed to register the “PREOS” trademark with the United States Patent and Trademark Office, which may or may not register this mark. A third party may assert a claim that the PREOS mark is confusingly similar to its mark, and such claims or the failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS, which could cause us to incur additional expense or delay its introduction to market.

We also rely on trade secrets, know-how and confidentiality provisions in our agreements with our collaborators, employees and consultants to protect our intellectual property. However, these and other parties may not comply with the terms of their agreements with us, and we might be unable to adequately enforce our rights against these people or obtain adequate compensation for the damages caused by their unauthorized disclosure or use. Our trade secrets or those of our collaborators may become known or may be independently discovered by others.

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

The FDA has not established approved protocols for conducting pivotal clinical trials for short bowel syndrome. We will need to reach an agreement with the FDA regarding trial design and clinical endpoints before we can begin pivotal trials of ALX-0600. We cannot be certain that the FDA will agree to trial design and clinical endpoints that will make continued development of ALX-0600 feasible on a timely basis or at all.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products.  Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

If we fail to attract and retain key employees, the development and commercialization of our products may be adversely affected.

We depend heavily on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our ability to hire a qualified chief financial officer and our continued ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

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

You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	published reports by securities analysts;

•
the progress of our and our collaborators’ clinical trials, including our and our collaborator’s ability to produce clinical supplies of our product candidates on a timely basis and in sufficient quantities to meet our clinical trial requirements;

•	governmental regulation and changes in medical and pharmaceutical product reimbursement policies;

•	developments in patent or other intellectual property rights;

•	publicity concerning the discovery and development activities by our licensees;

•	public concern as to the safety and efficacy of drugs that we and our competitors develop; and

•	general market conditions.

Anti-takeover provisions in our Certificate of Incorporation, Bylaws, stockholder rights plan and under Delaware law may discourage or prevent a change of control.

Provisions of our Certificate of Incorporation, Bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change of control of the Company.  For example, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control and recently, the Board of Directors amended the Company’s Bylaws to eliminate the right of twenty percent of the stockholders to call a special meeting of stockholders.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

ITEM 2.     Properties.

We have ongoing operations in Salt Lake City, Utah; Parsipanny, New Jersey; Mississauga, Ontario; and Toronto, Ontario. In Salt Lake City, we lease approximately 54,000 square feet of laboratory, support and administrative space in the Research Park of the University of Utah. Our lease in Salt Lake City expires in September 2004, but may be extended for three additional three-year terms. In Parsipanny, we lease approximately 5,500 square feet of administrative space.  The Parsipanny lease will expire in September 2004. In Mississauga, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space. In Toronto, we lease approximately 3,900 square feet of administrative space. The Toronto lease expires in February 2004. We currently anticipate that our existing space will meet our needs for at least the next two years.

ITEM 3.     Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2002.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol “NPSP.” The shares of NPS Allelix Inc., our Canadian subsidiary, are traded on the Toronto Stock Exchange under the symbol “NX” and are exchangeable into shares of our common stock at any time on a one-for-one basis. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the Nasdaq National Market.

	High	Low

2001
First Quarter	$47.13	$15.00
Second Quarter	43.00	17.56
Third Quarter	40.13	25.21
Fourth Quarter	41.40	28.80
2002
First Quarter	$38.70	$24.25
Second Quarter	35.00	13.06
Third Quarter	26.22	11.59
Fourth Quarter	30.93	20.45

As of December 31, 2002, there were approximately 303 holders of record of our common stock, which includes approximately 127 holders of the exchangeable shares of NPS Allelix.

We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

We have adopted a policy and implemented procedures allowing directors and officers to effect sales of the Company’s securities under SEC Rule 10b5-1. Under this rule, directors and officers may adopt a prearranged contract, instructions, or written plan arranging for the sale of Company securities on specified conditions. To this effect, prearranged plans have already been implemented and additional such plans may be adopted from time to time.

ITEM 6.     Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2002, and for the period from October 22, 1986 (inception) through December 31, 2002. This is derived from, and qualified by reference to, NPS’s audited consolidated financial statements and notes thereto. The selected quarterly data presented below are derived from our unaudited consolidated financial statements. NPS is considered a development stage enterprise as described in note 1 to the consolidated financial statements.

	Year Ended December 31,					October 22, 1986 (inception through December 31, 2002

Consolidated Statements of Operations Data:	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Revenues from research and license agreements	$2,154	$10,410	$7,596	$3,445	$3,568	$75,673

Operating expenses:
Research and development	80,872	60,090	27,888	16,935	17,856	260,418
General and administrative	14,777	12,099	12,036	5,983	5,546	73,928
Amortization of goodwill and acquired intangibles (1)	1,322	3,411	3,561	—	—	8,294
In process research and development acquired	—	—	—	17,760	—	17,760

Total operating expenses	96,971	75,600	43,485	40,678	23,402	360,400

Operating loss	(94,817)	(65,190)	(35,889)	(37,233)	(19,834)	(284,727)
Other income, net	7,883	15,522	4,277	1,579	2,672	38,608

Loss before income tax expense	(86,934)	(49,668)	(31,612)	(35,654)	(17,162)	(246,119)
Income tax expense (benefit)	(102)	300	—	—	—	1,216

Loss before cumulative effect of change in accounting principle	(86,832)	(49,968)	(31,612)	(35,654)	(17,162)	(247,335)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)		—	(500)	—	—	(500)

Net loss	$(86,832)	$(49,968)	$(32,112)	$(35,654)	$(17,162)	$(247,835)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(2.79)	$(1.67)	$(1.32)	$(2.77)	$(1.39)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)	—	—	(0.02)	—	—

Net loss per share (3)	$(2.79)	$(1.67)	$(1.34)	$(2.77)	$(1.39)

Diluted weighted average shares outstanding (3)	31,165	29,912	24,007	12,863	12,337
Proforma amounts assuming revenue recognition method is applied retroactively:
Net loss				$(34,654)	$(16,162)
Diluted net loss per share				$(2.69)	$(1.31)

(1)
The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) as of January 1, 2002. The Company recognized $2.1 million and $2.2 million respectively, for the years ended December 2001 and 2000 of amortization of goodwill and the assembled workforce component of purchased intangibles, which was not recorded in 2002 under SFAS No. 142.

(2)
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

(3)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Cash, cash equivalents, and marketable investment securities	$234,454	$207,518	$246,936	$35,679	$43,444
Working capital	228,497	206,314	244,712	32,532	40,767
Total assets	253,468	234,976	269,270	64,966	48,111
Long-term portion of capital leases and long-term debt	—	—	54	1,940	32
Deficit accumulated during development stage	(247,835)	(161,003)	(111,035)	(78,923)	(43,269)
Stockholders’ equity	242,362	221,935	265,340	56,079	45,146

Quarterly Financial Data:

	Quarter Ended

	December 31	September 30	June 30	March 31

2002	(in thousands, except per share amounts)
Revenue from research and license agreements	$133	$140	$1,094	$787
Operating loss	(27,265)	(20,274)	(23,054)	(24,224)
Net loss	(25,399)	(18,284)	(21,145)	(22,004)
Basic and diluted loss per common and common share equivalent (1)	$(0.76)	$(0.60)	$(0.70)	$(0.73)

	December 31	September 30	June 30	March 31

2001	(in thousands, except per share amounts)
Revenue from research and license agreements	$9,033	$395	$491	$491
Operating loss	(16,761)	(17,014)	(20,094)	(11,321)
Net loss	(13,608)	(14,125)	(16,167)	(6,068)
Basic and diluted loss per common and common share equivalent (1)	$(0.45)	$(0.47)	$(0.54)	$(0.20)

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders.

Our product pipeline consists of product candidates in various stages of clinical development and preclinical development. Two of these product candidates, PREOS and cinacalcet HCl, are in Phase III clinical trials. A third product candidate, ALX-0600, has completed a pilot Phase II clinical trial and plans are underway to commence additional clinical trials. PREOS and ALX-0600 are proprietary to and are being developed by us. PREOS is our recombinant, full-length parathyroid hormone for the treatment of osteoporosis, and ALX-0600 is our analog of glucagon-like peptide 2 for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s Disease. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; NPS 1776 for epilepsy and migraine; and NPS 1506 for acute depression. We collaborate on three preclinical programs with AstraZeneca AB, GlaxoSmithKline and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson.

We have incurred cumulative losses from inception through December 31, 2002 of approximately $247.8 million, net of cumulative revenues from research and license agreements of approximately $75.7 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS, ALX-0600, and NPS 1776, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Results of Operations

Revenues.    Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $2.2 million, $10.4 million, and $7.6 million in 2002, 2001 and 2000, respectively. The decrease in revenues from 2001 to 2002 and the increase from 2000 to 2001 were primarily due to the recognition of milestone payments from our licensees Amgen, Kirin, Forest, and Janssen in 2001. Similar milestones were not recognized in either 2002 or 2000. We recognized revenue from our agreements as follows:

•	Under our agreement with GlaxoSmithKline, we recognized $438,000 in 2002, $750,000 in 2001, and $1.8 million in 2000;
•	Under our agreement with Kirin, we recognized nothing in 2002, $3.0 million in 2001 and $1.0 million in 2000;
•	Under our agreement with Amgen, we recognized nothing in 2002, $3.0 million in 2001, and $400,000 in 2000;
•	Under our agreement with Forest, we recognized nothing in 2002, $1.0 million in 2001, and $200,000 in 2000;
•	Under our agreement with Lilly Canada, we recognized nothing in each of 2002 and 2001, and $1.7 million in 2000;
•	Under our agreement with Janssen, we recognized nothing in 2002, $1.0 million in 2001, and $1.9 million in 2000; and
•	Under our research funding agreement with the Government of Canada, we recognized $1.8 million in 2002, $1.3 million in 2001, and $404,000 in 2002.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development.    Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $80.9 million in 2002 from $60.1 million in 2001 and $27.9 million in 2000. Research and development expenses increased from 2001 to 2002 and from 2000 to 2001 principally due to the costs of conducting our clinical trials for PREOS, including the costs of our pivotal Phase III trial for which enrollment began during 2000 and was completed in March 2002, increased activities in the development of ALX-0600 and costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600, including costs related to a Commercial Manufacturing Agreement signed in October 2002 with Boehringer Ingelheim Austria GmbH for the manufacture of bulk drug supplies of PREOS in support of commercial launch.

General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $14.8 million in 2002 from $12.1 million in 2001 and $12.0 million in 2000. The increases in general and administrative expenses from 2000 and 2001 to 2002 are due primarily to increased marketing activities associated with PREOS and the hiring of additional marketing personnel.

Amortization of Goodwill and Purchased Intangibles.    Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at December 31, 2002 totaled approximately $9.5 million. Amortization of goodwill and acquired intangibles decreased from $3.6 million in 2000 and $3.4 million in 2001 to $1.3 million in 2002. The decrease in 2002 is the result of our adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminated the amortization of goodwill. During 2001 and 2000, we recorded amortization expense of $2.1 million and $2.2 million, respectively, or $0.07 and $0.09, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with ALX-0600 in adults with short bowel syndrome. Since the date of acquisition and through December 31, 2002, we have incurred development costs of approximately $112.1 million for PREOS and $18.0 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net.    Our total other income, net, decreased from $15.5 million in 2001 to $7.9 million in 2002. The decrease form 2001 to 2002 was mainly the result of decreased interest income of $5.1 million and decreased gain on sale of marketable investment securities of $1.0 million, both the result of lower interest rates and lower average cash, cash equivalent, and marketable investment securities balances. Balances of cash, cash equivalent and marketable investment securities during the fiscal year ended December 31, 2002 decreased as a result of the need to fund current operations and will continue to decrease as we operate our business; however, we were able to increase our cash, cash equivalent and marketable investment securities due primarily to proceeds we received from a public offering of 4.6 million shares of our common stock, which was completed in October 2002. Additionally during 2001, we recognized income of $1.7 million from equity method investments and recognized only $200,000 from equity method investments in 2002.

Our total other income, net, increased from $4.3 million in 2000 to $15.5 million in 2001. The increase from 2000 to 2001 was mainly the result of increased interest income of $7.2 million in 2001. The increase in interest income was the result of higher average balances of cash, cash equivalent and marketable investment securities. These balances increased primarily due to proceeds we received from our private placement offering of 3.9 million shares of our common stock which was closed in April 2000 and from a public offering of 4.6 million shares of our common stock which was completed in November 2000. In addition, the gain on the sale of marketable investment securities increased by $1.5 million in 2001 due to a decreasing interest rate environment resulting in larger realized gains on marketable investment securities. Finally, during 2001, we recognized income of $1.7 from equity-method investments. A similar income amount was not recognized in 2000.

Taxes

As of December 31, 2002, we had a United States federal income tax net operating loss carryforward of approximately $97.6 million and a United States federal income tax research credit carryforward of approximately $5.4 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $64.9 million and $79.0 million, respectively, a Canadian research pool carryforward of approximately $142.2 million and a Canadian investment tax credit carryforward of approximately $15.7 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986.

Cumulative Effect on Prior Years (to December 31, 1999) of Changing to a Different Revenue Recognition Method.

During the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101 (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Under our previous accounting policy, revenues from nonrefundable licensing fees were recognized when received when we had no further obligations relative to such licensing fees. In compliance with SAB No. 101, we now recognize revenues from nonrefundable licensing fees over the continuing involvement period with each licensee. The adoption of SAB No. 101 resulted in an increase in operating income of $500,000 and no change in the net loss for the year ended December 31, 2000. Prior-year financial statements have not been restated to reflect the change in accounting principle.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of December 31, 2002, we had recognized $75.7 million of cumulative revenues from payments for research support, license fees and milestone payments and $434.5 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $234.5 million at December 31, 2002. The primary objectives for our marketable investment securities portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cnd.$2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining Cnd. $900,000 up to the maximum Cnd.$8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing agreement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. We notified the Government of Canada of our arrangements and received their authorization to proceed. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or find it impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2002, we have a total commitment of up to $2.4 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of December 31, 2002, we have a commitment for future manufacturing of PREOS of approximately $127.5 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents the contractual obligations of the Company as of December 31, 2002 (in millions):

Contractual Obligations	Total	2003	2004	2005	2006

Operating Leases	$1.4	$0.8	$0.6	$—	$—
Purchase Commitments	129.9	16.2	38.6	37.1	38.0

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through 2003. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; competing technological and market developments; the time and cost of obtaining regulatory approvals; the extent to which we choose to commercialize our future products through our own sales and marketing capabilities; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have sufficient clinical supplies of PREOS to complete our TOP study, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

On February 19, 2003, we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which sets forth the terms and conditions of the proposed merger of NPS and Enzon.   Pursuant to the Merger Agreement, a subsidiary of a newly organized Delaware corporation, Momentum Merger Corporation, will merge with and into NPS, with NPS surviving as a wholly owned subsidiary of Momentum Merger Corporation, and Enzon will merge with and into another newly organized, wholly owned subsidiary of Momentum Merger Corporation, with such subsidiary surviving.  We currently plan to complete the proposed mergers during the second quarter of 2003.  However, we can neither assure you that the mergers will be completed nor can we predict the exact timing of the completion of the mergers because they are subject to governmental and regulatory review processes and other conditions, many of which are beyond our control.  If the mergers are not completed, we will still be required to make substantial payments to service providers and advisors that we have engaged to assist us in the transactions, which will impact our capital resources.

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

We apply the provisions of SAB No. 101, to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize nonrefundable license fees over the period we have continuing involvement. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred revenue and recognized as income over the period of our continuing involvement. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

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

Our balance sheet reflects net intangible assets of $2.6 million, long-lived assets of $4.3 million, and goodwill of $6.9 million as of December 31, 2002.

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

In 2002, Statement on Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and we will perform an annual impairment review thereafter. As of January 1, 2002, we had unamortized goodwill in the amount of $6.8 million and unamortized identifiable intangible assets in the amount of $3.9 million, all of which were subject to the transition provisions of SFAS No. 142. During the years ended December 31, 2001 and 2000, we recorded amortization expense of $2.1 million and $2.2 million, respectively, or $0.07 and $0.09, respectively, per basic and diluted share, that would not have been recorded under SFAS No. 142. The assembled workforce component of identifiable intangible assets was fully amortized as of December 31, 2001. We completed our impairment review of goodwill during 2002 and determined that no impairment charge was required. We did not record an impairment charge upon completion of the initial impairment review in the first quarter of 2002, nor on our annual impairment review during the fourth quarter of 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

We are required and plan to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not completed our analysis of the impact of SFAS No. 143, but we do not anticipate that it will have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

We made additional disclosures upon adopting the disclosure requirements of the Interpretation as of December 31, 2002, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

The Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21), addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are required and plan to adopt the provisions of Issue No. 00-21 for the quarter ending September 30, 2003. Because of the effort necessary to comply with Issue No. 00-21, it is not practicable for management to estimate the impact of adopting this statement as of the date of this report.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation No. 46), which addresses consolidation principles for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities or VIE). The Interpretation is effective for all entities or structures created after January 31, 2003 and is effective for us for any existing entities or structures as of July 1, 2003. All entities with significant variable interests in a VIE must make certain disclosures depending on the type of involvement with the VIE. If it is reasonably possible that at the effective date we will be required either to consolidate or make disclosure about our involvement with a VIE, we must make the applicable disclosures in our consolidated financial statements for the year ended December 31, 2002. We have determined that we have no VIE accounting facts or circumstances, and thus we were not required to make any additional disclosures upon adopting the disclosure requirements of Interpretation No. 46 for the year ended December 31, 2002, and will apply prospectively the consolidation provisions for any VIE entered into after January 31, 2003.

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

Foreign Currency Risk.    Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the December 31, 2002 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.     Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-32 of this Form 10-K Annual Report.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant.

The following table sets forth information concerning our executive officers and directors as of December 31, 2002:

Name	Age	Position
Hunter Jackson, Ph.D. (3)	52	Chief Executive Officer, President and Chairman of the Board
David L. Clark	49	Vice President, Operations
N. Patricia Freston, Ph.D.	63	Vice President, Human Resources
G. Thomas Heath	53	Senior Vice President, Sales and Marketing
James U. Jensen, J.D.	58	Vice President, Corporate Development and Legal Affairs, and Secretary
Thomas B. Marriott, Ph.D.	55	Vice President, Development Research
Gerard Michel	39	Vice President, Corporate Development
Alan L. Mueller, Ph.D.	48	Vice President, Discovery Research
Edward F. Nemeth, Ph.D.	50	Vice President and Chief Scientific Officer
Stephen R. Parrish	46	Vice President, Manufacturing
Santo J. Costa, J.D. (2)	58	Director
John R. Evans, M.D. (2)	73	Director
James G. Groninger (3)	57	Director
Joseph Klein, III (1)	41	Director
Donald E. Kuhla, Ph.D. (3)	60	Director
Thomas N. Parks, Ph.D. (2)	52	Director
Edward K. Rygiel (1)	62	Director
Calvin R. Stiller, C.M., O.Ont., M.D. (3)	61	Director
Peter G. Tombros (1)	60	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

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

David L. Clark has been Vice President, Operations since March 2000. He has also served as our Vice President, Investor Relations. Before being appointed to these positions, he served as Director of Business Development and Corporate Communications for us from September 1998 to December 1999. He served as Director of Corporate Communications for us from March 1996 to September 1998. From 1988 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received an M.S. in Plant Genetics from the University of Illinois. He received an M.B.A. from the University of Utah.

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

G. Thomas Heath, has been Senior Vice President, Sales and Marketing since November 2001. In 1997, Mr. Heath co-founded Echelon Biosciences Inc., where he served as President and continues to serve as a director. From 1976 to 1996, Mr. Heath served in various marketing and sales positions at Pfizer Inc., where he managed the pre-launch planning and successful introductions of a number of new pharmaceutical products. Mr. Heath also served as Vice President, Sales and Marketing at Pfizer Canada, where he managed a force of over 250 salespeople. Mr. Heath received B.A. and M.B.A. degrees from the University of Utah.

James U. Jensen, J.D. has been Vice President, Corporate Development and Legal Affairs, and Secretary since August 1991. He has been Secretary of NPS since 1987, and served as a director from 1987 to 2001. From 1986 to July 1991, he was a partner in the law firm of Woodbury, Jensen, Kesler & Swinton, P.C., or its predecessor firm, concentrating on technology transfer and licensing and corporate finance. From July 1985 until October 1986, he served as Chief Financial Officer of Cericor, a software company. He serves as a director of Wasatch Funds, Inc., a registered investment company, and various private companies. Mr. Jensen received J.D. and M.B.A. degrees from Columbia University.

Thomas B. Marriott, Ph.D. has been Vice President, Development Research since August 1993. From February 1990 to July 1993, he served as Director, Clinical Investigations for McNeil Pharmaceutical, a subsidiary of Johnson & Johnson, with responsibility for developing and implementing clinical trial strategies for a number of products. From 1986 to 1990, Dr. Marriott was Director, Drug Metabolism for McNeil Pharmaceutical with the responsibility for planning, initiating and completing bioanalytical, drug disposition and clinical biopharmaceutics and pharmacokinetics research required for investigational new drug applications and new drug applications. He received a Ph.D. in Chemistry from the University of Oregon.

Gerard J. Michel, M.S., M.B.A. has been Vice President, Corporate Development since July 2002. From 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm of Booz-Allen & Hamilton. In this consulting capacity, he worked with large pharmaceutical companies, biotech firms, and service firms. From 1988 to 1995 Mr. Michel was with Lederle Labs, serving in Marketing, Sales and Corporate Development roles, both domestically and international. Mr. Michel received an M.S. in Microbiology and an M.B.A., both from the University of Rochester.

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

Stephen R. Parrish, M.S. has been Vice President, Manufacturing since September 2002. Prior to joining NPS as an employee, Mr. Parrish worked with NPS for six months as a consultant through ManuPharm Consulting, Mr. Parrish’s own consulting company since October 1998. In that capacity, he provided manufacturing consulting services to the biotechnology and pharmaceutical industries. From March 1995 to September 1998, he served as Head of Operations for Medeva Pharma. Mr. Parrish received a B.S. in Pharmacy and an M.S. in Pharmaceutical Analysis, both from the University of Manchester.

Santo J. Costa, J.D. has served as a director since 1995. Mr. Costa served as a director of Quintiles Transnational Corporation, a publicly held global contract research organization, from April 1994 through June 2001 and served as its Vice Chairman from November 1999 through June 2001. From April 1994 to November 1999 he served as President and Chief Operating Officer for Quintiles. From 1986 to 1993, he was employed by Glaxo, Inc., a worldwide pharmaceutical company, where he served as Senior Vice President, Administration and General Counsel and was a member of that company’s board of directors. He is a director of three other publicly held companies, CV Therapeutics, Pilot Therapeutics, and Ribapharm, as well as several private companies. He is a member of the board of advisors of AM Pappas & Associates and Of Counsel to the law firm of Maupin Taylor & Ellis. Mr. Costa received his J.D. from St. John’s University.

John R. Evans, M.D. has served as a director and Vice-Chairman of our board since the closing of our acquisition of Allelix in December 1999. Previously, Dr. Evans was Chairman of the Board of Allelix since 1983. From 1979 to 1983, Dr. Evans served as a Director of the Population, Health and Nutrition Department of the World Bank in Washington. From 1972 to 1978 he served as President of the University of Toronto. Currently, Dr. Evans is Chairman of the Canada Foundation for Innovation and serves as Chairman of the Board for Torstar Corporation in Toronto. He is a member of the board of directors of MDS Inc., a publicly held health and life sciences company listed on the New York Stock Exchange and the Toronto Stock Exchange, and of GlycoDesign, Inc. Dr. Evans received an M.D. degree from the University of Toronto and engaged in specialty training in internal medicine and cardiology in London, Boston and Toronto.

James G. Groninger has served as a director since 1988. In February 2002, Mr. Groninger was appointed CEO of LBS Technologies, Inc., a private biotechnology company focusing on aRNA amplification and cellular therapy. Mr. Groninger founded in January 1995 and is President of The Bay South Company, a Richmond, Virginia-based provider of financial advisory and investment banking services. From 1988 through 1994, he served as a Managing Director, Investment Banking

Division, of PaineWebber Incorporated. Mr. Groninger is a member of the board of directors of Cygne Designs, Inc., a publicly held company, and Layton BioScience, Inc. and LBS Technologies, both private biotechnology companies. Mr. Groninger received an M.B.A. degree from Harvard Business School.

Joseph Klein, III has served as a director since 1998. Currently, Mr. Klein is Managing Director of Gauss Capital Advisors, LLC, a financial and investment advisory firm. From 1999 to 2000, Mr. Klein was Vice President, Strategy for Medical Manager Corporation, a physician office management information systems vendor. From 1998 to 1999, Mr. Klein was a Health Care Investment Analyst with the Kaufmann Fund, Inc. From 1995 to 1998, Mr. Klein was a Portfolio Manager and Chairman of the Investment Advisory Committee of T. Rowe Price Health Sciences Fund, Inc. From 1990 to 1998, Mr. Klein served as Vice President and Health Care Investment Analyst for T. Rowe Price Associates, Inc., an investment management firm. Mr. Klein serves as a director of Guilford Pharmaceuticals, a publicly held biotechnology company. Mr. Klein received an M.B.A. degree from Stanford Graduate School of Business, and holds the Chartered Financial Analyst (CFA) designation.

Donald E. Kuhla, Ph.D. has served as a director since 1991. Since 1998, Dr. Kuhla has been President and Chief Operating Officer of Albany Molecular Research, Inc., a chemical contract research organization, where he has also been a director since 1995. From 1994 through 1998 Dr. Kuhla was Vice President of Plexus Ventures, Inc., a business consulting firm. From 1990 to 1994, Dr. Kuhla held senior management positions with two venture capital-backed, biotechnology startup companies. His early career was spent in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla received a Ph.D. degree in Organic Chemistry from Ohio State University.

Thomas N. Parks, Ph.D. has served as a director since our founding in 1986. He is currently the George and Lorna Winder Professor of Neuroscience and Chairman of the Department of Neurobiology and Anatomy at the University of Utah Medical School. Dr. Parks joined the faculty at the University of Utah Medical School in 1978 as an Assistant Professor. Dr. Parks received a Ph.D. degree in Psychobiology from Yale University. He was a postdoctoral fellow in Developmental Neurology at the University of Virginia Medical School.

Edward K. Rygiel has served as a director since the closing of our acquisition of Allelix in December 1999. Mr. Rygiel served on the board of Allelix since 1995. Since January 2000, Mr. Rygiel has been Executive Vice President of MDS Inc., a publicly held health and life sciences company, and since 1988 he has been President and Chief Executive Officer of MDS Capital Corp., an independent venture capital group in which MDS Inc. has a minority interest. From 1988 to 2000, Mr. Rygiel was Senior Vice President, Strategic Investments, of MDS Inc. Mr. Rygiel currently is a director and Chairman of Hemosol, Inc., a publicly held biotechnology company, as well as the director of a number of private companies. Mr. Rygiel earned a B.A.Sc. from the University of Toronto, School of Chemical Engineering.

Calvin R. Stiller, C.M., O.Ont., M.D. has served as a director since the closing of our acquisition of Allelix in December 1999. Dr. Stiller served on the board of Allelix since April 1999. Since 1996, Dr. Stiller has served as Chairman and Chief Executive Officer of Canadian Medical Discoveries Fund. Dr. Stiller served as the Chief of the Multi-Organ Transplant Service at the University Hospital in London, Ontario from 1984 through 1996. He is a full professor of medicine at the University of Western Ontario. Dr. Stiller is the Chairman of the Ontario Research and Development Challenge Fund and serves as a director of Spectral Diagnostic, and CPL Trust, a publicly held company. Dr. Stiller received an M.D. degree from the University of Saskatchewan.

Peter G. Tombros has served as a director since 1998. From 1994 until June of 2001, Mr. Tombros served as President, Chief Executive Officer and Director of Enzon Inc., a publicly held biopharmaceutical company. Prior to joining Enzon, Mr. Tombros spent 25 years with Pfizer Inc., a global healthcare company in a variety of senior management positions including Vice President of Marketing, Senior Vice President and General Manager of the Roerig Pharmaceuticals Division, Executive Vice President of Pfizer Pharmaceuticals Division, Director of Pfizer Pharmaceuticals Division, Vice President of Corporate Strategic Planning, and Vice President, Corporate Officer, Pfizer Inc. Recently, he was appointed Chairman of the Board and Chief Executive Officer of VivoQuest, a private biopharmaceutical company. Mr. Tombros also serves on the Board of Directors of Alpharma Inc., a publicly held pharmaceutical company, and Cambrex, a supplier of human health and bioscience products to the life sciences industry. Mr. Tombros received B.S. and M.S. degrees from the Pennsylvania State University and an M.B.A. degree from the University of Pennsylvania Wharton Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Commission reports of ownership and changes in ownership of NPS common stock. Officers, directors, and greater than 10% stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 2002, the Company believes that all reporting persons complied with all Section 16(a) filing requirements except that Mr. Michel and Mr. Parrish filed late Form 3s; Mr. Marriott failed to report one common stock sale by an affiliate on a timely filed Form 4.

ITEM 11.     Executive Compensation.

Compensation of Executive Officers

     The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, certain compensation awarded, paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Stock Options Granted(#)
	Annual Compensation
Name and Principal Position	Year	Salary($)	Other($)

Hunter Jackson, Ph.D.	2002	386,000	6,000	(1)	60,000
Chief Executive Officer, President and	2001	383,300	149,122	(2)	40,000
Chairman of the Board	2000	309,642	152,620	(3)	40,000
G. Thomas Heath	2002	241,058	4,821	(1)	25,000
Senior Vice President,	2001	27,600	354	(1)	25,000
Marketing and Sales
David L. Clark	2002	227,481	4,176	(1)	20,000
Vice President, Operations	2001	214,808	5,100	(1)	20,000
	2000	169,703	5,100	(1)	20,000
Thomas B. Marriott, Ph.D.	2002	221,000	5,996	(1)	30,000
Vice President, Development Research	2001	218,181	5,100	(1)	20,000
	2000	197,404	5,100	(1)	20,000
Edward F. Nemeth, Ph.D.	2002	213,423	18,201	(4)	20,000
Vice President	2001	190,750	2,889	(1)	20,000
and Chief Scientific Officer	2000	181,531	2,726	(1)	20,000

(1)	401(k) Company match
(2)
Represents payments by the Company in 2001 for expenses incurred in connection with Dr. Jackson’s relocation to Salt Lake City, Utah, including moving, transportation, legal, and tax services, and costs incurred by Dr. Jackson in connection with selling his residence in Toronto and purchasing a residence in Salt Lake City ($144,022); and 401(k) Company match ($5,100).

(3)
Represents payments by the Company in 2000 for expenses incurred in connection with Dr. Jackson’s relocation to Toronto, Canada, including moving, transportation, legal and tax services, and costs incurred by Dr. Jackson in connection with selling his prior residence and purchasing a residence in Toronto ($147,520); and 401(k) Company match ($5,100).

(4)	Represents reimbursement for interest payments incurred in connection with moving from Salt Lake City, Utah to Toronto, Ontario ($14,905); and 401(k) Company match ($3,296).

The following table sets forth each grant of options to purchase common stock made during the year ended December 31, 2002 to each of the Named Executive Officers. Grants of options to each of the Named Executive Officers were made under the 1998 Plan:

OPTION GRANTS IN 2002
	Number of Securities Underlying Options	% of Total Options Granted in	Exercise or Base Price Per	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Granted	Fiscal Year	Share	Date (1)	5%	10%

Hunter Jackson	60,000	6.65%	$22.30	5/23/2012	$841,461	$2,132,427
Thomas B. Marriott	30,000	3.33%	$22.30	5/23/2012	$420,731	$1,066,214
G. Thomas Heath	25,000	2.77%	$22.30	5/23/2012	$350,609	$888,511
David L. Clark	20,000	2.22%	$22.30	5/23/2012	$280,487	$710,809
Edward F. Nemeth	20,000	2.22%	$22.30	5/23/2012	$280,487	$710,809

(1)	These options have a ten-year term, subject to earlier termination upon death, disability, or termination of employment.
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

The following table sets forth information for fiscal year ended December 31, 2002 with respect to (a) the exercise of stock options by the Named Executive Officers in 2002; (b) the number of unexercised options held by the Named Executive Officers as of December 31, 2002; and (c) the value of unexercised in-the-money options as of December 31, 2001.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END VALUE TABLE

	Shares Acquired On	Value	Number of Unexercised Options		Value of In-the-Money Options
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Hunter Jackson	20,000	$395,600	362,800	107,200	$6,448,981	$566,744
Thomas B. Marriott	16,000	$373,195	150,400	53,600	$2,498,129	$283,372
David L. Clark	5,503	$135,925	21,200	43,600	$235,194	$254,672
Edward F. Nemeth	—	—	221,400	43,600	$4,019,728	$254,672
G. Thomas Heath	—	—	7,500	42,500	—	$71,750

(1)
Value realized is based on the fair market value of NPS common stock on the date of exercise (the closing sales price reported on the Nasdaq National Market on such date) minus the exercise price, and does not necessarily indicate that the optionee sold such stock.

Compensation of Directors

The Company’s directors do not currently receive any cash compensation for service on the Board or any Committee thereof. Outside directors are reimbursed for out-of-pocket expenses in connection with attendance at Board and Committee meetings. Directors are eligible to receive stock options and stock bonuses under the stock plans described below.

1994 Non-Employee Directors’ Stock Option Plan

In January 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Non-Employee Directors’ Stock Option Plan (Directors’ Plan). An amendment to increase the number of shares available for grant under the Directors’ Plan from 90,000 to 160,000 was approved by the stockholders in July 1996. In May 1999 a subsequent amendment was approved by stockholders to increase the number of shares available for issuance from 160,000 to 260,000. In May 2002 an amendment was approved by stockholders to increase the number of shares available for issuance from 260,000 to 360,000. Under the Directors’ Plan, non-employee directors of the Company are eligible to receive options. As of the record date, nine directors were eligible for rewards under the Directors’ Plan. Options granted under the Directors’ Plan are automatic and non-discretionary and do not qualify as ISOs. Pursuant to the terms of the Directors’ Plan, each person who is elected for the first time to be an outside director of the Company and who is not otherwise employed by the Company or an affiliate of the Company (a “Non-Employee Director”) will automatically be granted an option to purchase 15,000 shares of common stock (subject to adjustment as provided in the Directors’ Plan) upon the date of his or her election to the Board. Originally, under the Directors’ Plan, on December 1 of each year, each person who was then a Non-Employee Director and had been a Non-Employee Director for at least three months was automatically granted an option to purchase 3,000 shares of common stock. In May 2000, this date was amended to provide that the grant date would be the same date as the grant date for employee options, which date was historically in December and was changed to May as part of arrangements made by the Company incident to the Company’s acquisition of Allelix Biopharmaceuticals Inc., effective December 29, 1999.

No option granted under the Directors’ Plan may be exercised after the expiration of ten years from the date such option was granted. Options granted under the Directors’ Plan vest at a rate of 28% of the shares subject to the option one year after date of grant and 3% of the shares become exercisable each month thereafter, so long as the optionee has, during the entire period prior to such vesting date, continuously served as a non-employee director or in other continuous affiliation as provided under the Directors’ Plan. If the optionee’s service as a non-employee director terminates for any reason other than death, the option will remain exercisable for twelve months after the date of termination of such directorship or later if other affiliations with the Company continue thereafter, or until the option’s expiration date, if earlier. If the optionee dies, the option will remain exercisable for eighteen months following the date of death or until the expiration date of the option, whichever is earlier. In the event of a change in control transaction in which the Company is not the surviving corporation, or in which more than 50% of the shares of the Company’s common stock entitled to vote are exchanged, the time during which options outstanding under the Directors’ Plan vest shall be accelerated. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock on the date of grant. Options granted under the Directors’ Plan are generally non-transferable. Unless otherwise terminated by the Board, the Directors’ Plan automatically terminates in January 2004.

As of December 31, 2002, options to purchase a total of 58,310 shares of common stock had been exercised under the Directors’ Plan at exercise prices from $3.00 to $10.75 per share. As of that date, options to purchase 210,160 shares of common stock with exercise prices from $3.00 to $29.53 per share and a weighted average exercise price per share of $12.74 were outstanding. As of December 31, 2002, 91,530 shares remain available for future awards under the Directors’ Plan.

Non-Employee Directors’ Stock Bonus Program

In December 1994, the Board adopted the Non-Employee Directors’ Stock Bonus Program under the 1994 Equity Incentive Plan (Stock Bonus Program). Under the Stock Bonus Program, non-employee directors are eligible to receive grants of shares of common stock for attendance at Board and Committee meetings. The Stock Bonus Program provides each Non-Employee Director of the Company with a non-discretionary award of 200 shares of common stock for each Board meeting attended, and, through December 31, 2000, 200 shares of common stock per year for serving on a Board Committee. Beginning in January 2001, this same formula remained in effect except that each non-employee director receives 200 shares of common stock for each committee meeting attended in person and 100 shares of common stock for each committee meeting attended by telephone, and no shares for membership on such committee.  A total of 17,100 shares were granted under the Stock Bonus Program for meetings attended in 2002.

The right to receive awards under the Stock Bonus Program is generally non-transferable. The stock awards are usually made during the first quarter of each year for Board activities during the previous year. Non-employee directors entitled to stock bonus awards shall not possess any rights of a stockholder of the Company until such shares are delivered to the non-employee director. Unless otherwise terminated by the Board, the Stock Bonus Program terminates in January 2004.

Termination of Employment and Change-in-Control Arrangements.

Severance Pay Plan.     Beginning early in 2002, the Company began consideration of and in December 2002 it adopted a Severance Pay Plan.  Pursuant to the plan, each of the Company’s executive officers are entitled to receive severance payments of up to two years base salary and continued medical benefits for up to two years, if within a designated period (not to exceed 24 months) following a “change in control” of NPS his or her employment is terminated without cause or for certain other reasons specified in the plan.

Option Plan Retirement Provisions.     Beginning early in 2002, the Company began consideration of and in December 2002, the Company adopted a provision for unfunded retirement benefits, whereunder the Company amended the NPS Non-Employee Directors’ Stock Option Plan, the NPS 1994 Equity Incentive Plan, the NPS 1987 Stock Option Plan and the NPS 1998 Stock Option Plan to provide for an additional two years of option vesting for individuals who retire from the Company and to allow such individuals to exercise their vested options until the end of their original term.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,111,000	$16.64	2,604,054

Equity compensation plans not approved by security holders	None	N/A	None

Total	3,111,000	$16.64	2,604,054

Compensation Committee Interlocks and Insider Participation

Mr. Tombros, Mr. Costa, Mr. Evans, and Mr. Groninger served on the Compensation Committee during the fiscal year 2002. No officer or employee of the Company sits on the Compensation Committee. No member of the Compensation Committee has at any time been an officer or employee of the Company. Mr. Groninger is a brother-in-law of Dr. Jackson, the Company’s Chief Executive Officer, President and Chairman of the Board. Mr. Groninger abstains from participating in the determination of the proper compensation package for Dr. Jackson.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of NPS common stock as of February 19, 2003 by: (a) all those known by the Company to be beneficial owners of more than five percent of the Company’s common stock; (b) each current director and nominee for director; (c) each of the executive officers named in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Total (1)

(unless otherwise noted)

T. Rowe Price Associates, Inc. (2)	3,348,500	9.53%
100 East Pratt Street
Baltimore, MD 21202
Deutsche Bank AG	3,197,600	9.10%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
Fidelity Management & Research	3,002,134	8.54%
82 Devonshire Street
Boston, MA 02109
Morgan Stanley Investment Management.	2,427,582	6.91%
1585 Broadway
New York, NY 10036
Hunter Jackson, Ph.D. (3)	572,162	1.61%
Thomas N. Parks, Ph.D. (4)	328,241	*
Calvin R. Stiller (5)	265,499	*
Thomas B. Marriott, Ph.D. (6)	174,509	*
John R. Evans (7)	156,041	*
Edward F. Nemeth, Ph.D. (8)	270,300	*
Donald E. Kuhla, Ph.D. (9)	58,060	*
Edward K. Rygiel (10)	36,124	*
Peter Tombros (11)	35,960	*
David L. Clark (12)	28,619	*
Joseph Klein, III (13)	23,260	*
Santo J. Costa, J.D. (14)	16,360	*
G. Thomas Heath (15)	10,200	*
James G. Groninger (16)	5,570	*
All directors and executive officers as a group (17)	2,198,719	6.07%

*  Means less than 1%.

The above table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13D and 13G filed with the Commission. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.

Except as set forth herein, the address of the persons set forth above is the address of the Company appearing elsewhere in this Annual Report.

(1)
The number of shares of common stock issued and outstanding on February 19, 2003 was 35,136,393 shares, which amount includes 323,320 exchangeable shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding at February 19, 2003, plus shares of common stock subject to options held by such person at February 19, 2003 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)
These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)
Includes 100,000 shares held in a two trusts and 2 shares held by Dr. Jackson’s children, of which he disclaims beneficial ownership. Also includes 371,600 shares subject to options exercisable within 60 days of February 19, 2003.

(4)	Includes 110,000 shares held in trusts of which Dr. Parks disclaims beneficial ownership. Also includes 28,560 shares subject to options exercisable within 60 days of February 19, 2003.
(5)
Includes 240,443 shares held by Canadian Medical Discoveries Fund, of which Dr. Stiller disclaims beneficial ownership. Also includes 20,856 shares subject to options exercisable within 60 days of February 19, 2003.

(6)	Includes 8,041 shares held by spouse of which Mr. Marriott disclaims beneficial ownership. Also includes 152,700 shares subject to options exercisable within 60 days of February 19, 2003.
(7)	Includes 24,741 shares subject to options exercisable within 60 days of February 19, 2003.
(8)	Includes 225,800 shares subject to options exercisable within 60 days of February 19, 2003.
(9)	Includes 19,560 shares subject to options exercisable within 60 days of February 19, 2003.
(10)	Includes 29,924 shares subject to options exercisable within 60 days of February 19, 2003.
(11)	Includes 22,560 shares subject to options exercisable within 60 days of February 19, 2003.
(12)	Includes 25,600 shares subject to options exercisable within 60 days of February 19, 2003.
(13)	Includes 20,560 shares subject to options exercisable within 60 days of February 19, 2003.
(14)	Includes 13,560 shares subject to options exercisable within 60 days of February 19, 2003.
(15)	Includes 9,500 shares subject to options exercisable within 60 days of February 19, 2003.
(16)	Includes 3,720 shares subject to options exercisable within 60 days of February 19, 2003.
(17)	Includes 19 people. An aggregate of 1,074,386 shares are subject to options held by such 19 people and exercisable within 60 days of February 19, 2003.

ITEM 13.    Certain Relationships and Related Transactions.

Consulting Agreement with Plexus

Dr. Kuhla, one of our directors since 1991, was a Vice President of Plexus Ventures from February 1994 through June 1998. We had a consulting agreement with Plexus through December 31, 1995, under which Plexus assisted us with our efforts to establish a collaboration for our hyperparathyroidism program. In December 2001 Plexus earned $60,000 in fees as a result of a milestone payment by Amgen to NPS for the commencement of a Phase III clinical trial with AMG 073. Plexus may earn an additional $340,000 in fees as we receive payments from Amgen. We also granted Plexus an option to purchase 20,000 shares of our common stock at $10.50 per share, with vesting contingent on milestone payments from Amgen. All options are now vested as a result of the Amgen milestone payment earned in December 2001. Dr. Kuhla holds a one-third interest in Plexus.

Pharmaceutical Services Agreement with MDS

Dr. Evans, a director and vice-chairman of our board since December 1999, is a director of MDS, Inc. In addition, Mr. Rygiel, a director since December 1999 is Executive Vice President of MDS, Inc. MDS is an international health and life sciences company. By and through its subsidiaries, it provides drug discovery and development services, including contract research services related to preclinical studies and clinical trials. We have contracted with MDS to provide such services for our clinical trials with ALX1-11. In 2002, we paid MDS approximately $3.5 million for such services.

Indemnification Agreements

The Company’s policy is to enter into agreements with each of its directors and executive officers providing for the indemnification of such persons to the fullest extent permitted by law for any liability they may incur by reason of their service as officers and/or directors to the Company. The Company has entered into indemnity agreements with each of its directors and executive officers.

ITEM 14.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    Within 90 days prior to the filing of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
1.    Index to consolidated financial statements and report of independent auditors. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

2    Index to financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits.

Exhibit Number	Description of Document

2.1
Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)

2.2
Agreement and Plan of Reorganization made as of February 19, 2003, by and among the Registrant, Enzon Pharmaceuticals, Inc., Momentum Merger Corporation, Newton Acquisition Corporation, and Einstein Acquisition Corporation (2)

3.1A	Amended and Restated Certificate of Incorporation of the Registrant (3)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (4)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (5)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (4)
3.2A	Amended and Restated Bylaws of the Registrant (3)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003
4.1	Specimen Common Stock Certificate (3)
4.2A
Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

Exhibit Number	Description of Document

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (6)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (7)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (3)
10.1B	1987 Stock Option Plan, as amended December 2002
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (3)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (8)
10.2C	1994 Equity Incentive Plan, as amended December 2002
10.3A	1994 Non-Employee Directors’ Stock Option Plan (3)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (8)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (3)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (8)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002
10.5A	1998 Stock Option Plan (9)
10.5B	1998 Stock Option Plan, as amended December 2002
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (3)
10.7	Severance Pay Plan
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (3)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (10)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (5)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (11)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (11)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (11)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (3)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc.
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (12)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (10)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (12)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997

Exhibit Number	Description of Document

10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on November 18, 1999.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2003.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-74318) filed on January 21, 1994.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-45274) filed on September 6, 2000.
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996.
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A filed on December 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A filed on February 21, 2003.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-17521) filed on December 9, 1996.
(9)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 9, 1998.
(10)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.

(b)	Reports on Form 8-K:
• On February 20, 2003, the Company filed a report on Form 8-K in connection with the announcement of the merger with Enzon Pharmaceuticals, Inc.

(c)	See Exhibits listed under Item 14(a)(3).

(d)	The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: March 21, 2003	By: /s/ HUNTER JACKSON
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board

Date: March 21, 2003	By: /s/ MORGAN R. BROWN
Morgan R. Brown,
Principal Financial Officer

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

Name	Title	Date

/s/ SANTO J. COSTA	Director	March 21, 2003
Santo J. Costa

/s/ JOHN R. EVANS	Director	March 21, 2003
John R. Evans

/s/ JAMES G. GRONINGER	Director	March 21, 2003
James G. Groninger

/s/ JOSEPH KLEIN, III	Director	March 21, 2003
Joseph Klein, III

/s/ DONALD E. KUHLA	Director	March 21, 2003
Donald E. Kuhla, Ph.D.

/s/ THOMAS N. PARKS	Director	March 21, 2003
Thomas N. Parks, Ph.D.

/s/ EDWARD RYGIEL	Director	March 21, 2003
Edward Rygiel

/s/ CALVIN STILLER	Director	March 21, 2003
Calvin Stiller, M.D.

/s/ PETER G. TOMBROS	Director	March 21, 2003
Peter G. Tombros

CERTIFICATION

I, Hunter Jackson, certify that:

1. I have reviewed this annual report on Form 10-K of NPS Pharmaceuticals, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ HUNTER JACKSON
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board

CERTIFICATION

I, Morgan R. Brown, certify that:

1. I have reviewed this annual report on Form 10-K of NPS Pharmaceuticals, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ MORGAN R. BROWN
Morgan R. Brown
Principal Financial Officer

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Independent Auditors’ Report

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, and for the period from October 22, 1986 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, and for the period from October 22, 1986 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of amortizing goodwill and intangible assets in 2002 and its method of recognizing revenue on nonrefundable licensing fees in 2000.

Salt Lake City, Utah
January 30, 2003, except as
   to note 14, which is as of
   February 19, 2003

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except share data)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$96,094	39,142
Marketable investment securities (note 3)	138,360	168,376
Accounts receivable	1,958	8,609
Other current assets	3,191	3,228

Total current assets	239,603	219,355

Plant and equipment (note 5):
Land	412	409
Building	1,164	1,097
Equipment	9,727	8,892
Leasehold improvements	3,016	2,988

	14,319	13,386
Less accumulated depreciation and amortization	10,009	8,518

Net plant and equipment	4,310	4,868

Goodwill, net of accumulated amortization of $3,450 and $3,419 at December 31, 2002 and 2001, respectively (note 4)	6,900	6,838
Purchased intangible assets, net of accumulated amortization of $3,949 and $2,609 at December 31, 2002 and 2001, respectively (note 4)	2,632	3,913
Other assets	23	2

	$253,468	234,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of obligations under capital leases	$—	4
Accounts payable	6,623	10,737
Accrued expenses	4,408	2,060
Accrued severance (note 11)	—	240
Deferred income	75	—

Total current liabilities	11,106	13,041

Stockholders’ equity (notes 6 and 7):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.001 par value. Authorized 45,000,000 shares; issued and outstanding 35,089,784 shares at December 31, 2002 and 30,164,597 shares at December 31, 2001	35	30
Additional paid-in capital	489,352	382,681
Deferred compensation	(370)	(34)
Accumulated other comprehensive income	1,180	261
Deficit accumulated during development stage	(247,835)	(161,003)

Total stockholders’ equity	242,362	221,935

Commitments and contingencies (notes 2, 5, 7, and 13)
	$253,468	234,976

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except per share data)

	Years ended December 31			October 22, 1986 (inception) through
				December 31,
	2002	2001	2000	2002

Revenues from research and license agreements	$2,154	10,410	7,596	75,673

Operating expenses:
Research and development	80,872	60,090	27,888	260,418
General and administrative	14,777	12,099	12,036	73,928
Amortization of goodwill and purchased intangibles	1,322	3,411	3,561	8,294
In-process research and development acquired (note 4)	—	—	—	17,760

Total operating expenses	96,971	75,600	43,485	360,400

Operating loss	(94,817)	(65,190)	(35,889)	(284,727)

Other income (expense):
Interest income	6,861	12,010	4,836	35,413
Gain on sale of marketable investment securities	617	1,642	181	2,457
Gain (loss) on disposition of equipment, leasehold improvements, and leases	62	11	(1,096)	(1,125)
Interest expense	—	(5)	(96)	(806)
Foreign currency transaction gain (loss)	(39)	51	137	149
Other	382	1,813	315	2,520

Total other income	7,883	15,522	4,277	38,608

Loss before income tax expense (benefit)	(86,934)	(49,668)	(31,612)	(246,119)
Income tax expense (benefit) (note 8)	(102)	300	—	1,216

Loss before cumulative effect of change in accounting principle	(86,832)	(49,968)	(31,612)	(247,335)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	(500)	(500)

Net loss	$(86,832)	(49,968)	(32,112)	(247,835)

Basic and diluted loss per common and common-equivalent share:
Loss before cumulative effect of change in accounting principle	$(2.79)	(1.67)	(1.32)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	(0.02)

Net loss	$(2.79)	(1.67)	(1.34)

Weighted average common and common-equivalent shares outstanding during the year:
Basic and diluted	31,165	29,912	24,007

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other Comprehensive income (loss)	Total stockholders’ equity

Balances, December 31, 1985	$—	—	—	—	—		—	—
Issuance of 1,125,000 shares of common stock for cash and equipment valued at fair value upon incorporation at October 22, 1986	—	1	14	—	—		—	15
Net loss	—	—	—	—	(12)	(12)	—	(12)

Comprehensive loss	—	—	—	—	—	$(12)	—	—

Balances, December 31, 1986	—	1	14	—	(12)		—	3
Repurchase of 375,000 shares of common stock	—	—	(5)	—	—		—	(5)
Issuance of 82,500 shares of common stock for services	—	—	1	—	—		—	1
Net income	—	—	—	—	121	121	—	121

Comprehensive income	—	—	—	—	—	$121	—	—

Balances, December 31, 1987	—	1	10	—	109		—	120
Issuance of 55,556 shares of preferred stock for cash	6	—	294	—	—		—	300
Issuance of 11,448 shares of common stock for cash under option plan	—	—	1	—	—		—	1
Issuance of 97,500 shares of common stock for services under option plan	—	—	33	—	—		—	33
Net loss	—	—	—	—	(106)	(106)	—	(106)

Comprehensive loss	—	—	—	—	—	$(106)	—	—

Balances, December 31, 1988	6	1	338	—	3		—	348
Issuance of 37,037 shares of preferred stock for cash	4	—	336	—	—		—	340
Issuance of 7,500 shares of common stock for services under option plan	—	—	3	—	—		—	3
Net loss	—	—	—	—	(5)	(5)	—	(5)

Comprehensive loss	—	—	—	—	—	$(5)	—	—

Balances, December 31, 1989	10	1	677	—	(2)		—	686

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Issuance of 37,037 shares of preferred stock for cash	$3	—	337	—	—		—	340
Issuance of 2,475 shares of common stock for cash under option plan	—	—	1	—	—		—	1
Net loss	—	—	—	—	(213)	(213)	—	(213)

Comprehensive loss	—	—	—	—	—	$(213)	—	—

Balances, December 31, 1990	13	1	1,015	—	(215)		—	814
Issuance of 4,500 shares of common stock for cash under option plan	—	—	2	—	—		—	2
Net loss	—	—	—	—	(462)	(462)	—	(462)

Comprehensive loss	—	—	—	—	—	$(462)	—	—

Balances, December 31, 1991	13	1	1,017	—	(677)		—	354
Issuance of 3,675 shares of common stock for cash under option plan	—	—	2	—	—		—	2
Issuance of 230,334 shares of common stock upon conversion of 129,630 shares of preferred stock	(13)	—	13	—	—		—	—
Repurchase and cancellation of 83,334 shares of common stock for cash	—	—	(300)	—	—		—	(300)
Issuance of 781,250 shares of preferred stock for cash, net of offering costs	1	—	4,937	—	—		—	4,938
Issuance of 678,573 shares of preferred stock for cash, net of offering costs	1	—	4,694	—	—		—	4,695
Issuance of 101,452 shares of common stock for services related to preferred stock offering	—	—	—	—	—		—	—
Net loss	—	—	—	—	(2,607)	(2,607)	—	(2,607)

Comprehensive loss	—	—	—	—	—	$(2,607)	—	—

Balances, December 31, 1992	2	1	10,363	—	(3,284)		—	7,082

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)		Total stockholders’ equity

Issuance of 37,524 shares of common stock for cash under option plan	$—	—	26	—	—		—		26
Issuance of 583,334 shares of preferred stock for cash, net of offering costs	—	—	6,968	—	—		—		6,968
Issuance of 6,050 shares of preferred stock for services	—	—	73	—	—		—		73
Deferred compensation related to grant of stock options, net of current year expense	—	—	766	(745)	—		—		21
Net loss	—	—	—	—	(7,159)	(7,159)	—		(7,159)

Comprehensive loss	—	—	—	—	—	$(7,159)	—		—

Balances, December 31, 1993	2	1	18,196	(745)	(10,443)		—		7,011
Issuance of 3,475,666 shares of common stock upon conversion of 2,049,207 shares of preferred stock	(2)	4	(2)	—	—		—		—
Issuance of 2,000,000 shares of common stock for cash, net of offering costs	—	2	9,530	—	—		—		9,532
Issuance of 20,000 shares of common stock for services	—	—	96	—	—		—		96
Issuance of 46,118 shares of common stock for cash and options for 432 shares under option plans	—	—	27	—	—		—		27
Amortization of deferred compensation	—	—	—	255	—		—		255
Net loss	—	—	—	—	(6,756)	(6,756)	—		(6,756)

Comprehensive loss	—	—	—	—	—	$(6,756)	—		—

Balances, December 31, 1994	—	7	27,847	(490)	(17,199)		—		10,165
Issuance of 242,385 shares of common stock for cash and options for 14,816 shares under option plans	—	—	100	—	—		—		100
Issuance of 39,771 shares of common stock for cash under employee purchase plan	—	—	110	—	—		—		110
Issuance of 3,287 shares of common stock for services	—	—	10	—	—			—	10
Amortization of deferred compensation	—	—	—	255	—		—		255
Net loss	—	—	—	—	(3,318)	(3,318)	—		(3,318)

Comprehensive loss	—	—	—	—	—	$(3,318)	—		—

Balances, December 31, 1995	—	7	28,067	(235)	(20,517)		—		7,322

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other Comprehensive income (loss)	Total stockholders’ equity

Issuance of 1,000,000 shares of common stock for cash	$—	1	7,499	—	—		—	7,500
Issuance of 3,450,000 shares of common stock for cash, net of offering costs	—	4	47,909	—	—		—	47,913
Issuance of 223,940 shares of common stock for cash and options for 5,746 shares under option plans	—	—	221	—	—		—	221
Issuance of 24,814 shares of common stock for services under option plans	—	—	334	—	—		—	334
Issuance of 18,147 shares of common stock for cash under employee purchase plan	—	—	110	—	—		—	110
Issuance of 17,519 shares of common stock for warrants for 2,731 shares upon exercise of warrants	—	—	—	—	—		—	—
Consulting expense related to the grant of stock options for services rendered	—	—	130	—	—		—	130
Amortization of deferred compensation	—	—	—	235	—		—	235
Net income	—	—	—	—	6,105	6,105	—	6,105

Comprehensive income	—	—	—	—	—	$6,105	—	—

Balances, December 31, 1996	—	12	84,270	—	(14,412)		—	69,870
Issuance of 160,000 shares of common stock for cash	—	—	1,554	—	—		—	1,554
Issuance of 211,554 shares of common stock for cash and 11,864 shares under option plans	—	—	302	—	—		—	302
Issuance of 11,200 shares of common stock for services under option plans	—	—	128	—	—		—	128
Issuance of 20,343 shares of common stock for cash under employee purchase plan	—	—	160	—	—		—	160
Net loss	—	—	—	—	(11,695)	(11,695)	—	(11,695)

Comprehensive loss	—	—	—	—	—	$(11,695)	—	—

Balances, December 31, 1997	—	12	86,414	—	(26,107)		—	60,319

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

`	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Issuance of 204,000 shares of common stock for cash	$—	—	1,299	—	—		—	1,299
Issuance of 124,252 shares of common stock for cash under option plans	—	—	243	—	—		—	243
Issuance of 16,097 shares of common stock for services under option plans	—	—	121	—	—		—	121
Issuance of 31,669 shares of common stock for cash under employee purchase plan	—	—	215	—	—		—	215
Gross unrealized gains on marketable securities						433
Reclassification for realized gains on marketable securities						(323)

Net unrealized gains on marketable investment securities	—	—	—	—	—	110	110	110
Net loss	—	—	—	—	(17,162)	(17,162)	—	(17,162)

Comprehensive loss	—	—	—	—	—	$(17,052)	—	—

Balances, December 31, 1998	—	12	88,292	—	(43,269)		110	45,145
Issuance of 249,000 shares of common stock for cash	—	1	1,323	—	—		—	1,324
Issuance of 124,365 shares of common stock for cash under option plans	—	—	251	—	—		—	251
Issuance of 15,062 shares of common stock for services under option plans	—	—	105	—	—		—	105
Issuance of 38,034 shares of common stock for cash under employee purchase plan	—	—	222	—	—		—	222
Issuance of 6,516,923 shares and options and warrants to purchase 675,520 shares of common stock in purchase business combination	—	7	44,746	—	—		—	44,753
Compensation expense on stock option issuances	—	—	97	—	—		—	97
Gross unrealized loss on marketable securities						(266)
Reclassification for realized losses on marketable securities						102

Net unrealized losses on marketable investment securities	—	—	—	—	—	(164)	(164)	(164)
Net loss	—	—	—	—	(35,654)	(35,654)	—	(35,654)

Comprehensive loss	—	—	—	—	—	$(35,818)	—	—

Balances, December 31, 1999	—	20	135,036	—	(78,923)		(54)	56,079

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Issuance of 3,900,000 shares of common stock for cash (note 6)	$—	4	43,314	—	—		—	43,318
Issuance of 210,526 common shares in exchange for minority interest (note 6)	—	—	2,500	—	—		—	2,500
Issuance of 168,492 shares of common stock for cash (note 6)	—	—	2,000	—	—		—	2,000
Issuance of 4,600,000 shares of common stock for cash (note 6)	—	5	180,716	—	—		—	180,721
Issuance of 1,254,791 shares of common stock for cash of $11,109 and receivables of $193 under option and warrant plans (note 6)	—	1	11,301	—	—		—	11,302
Issuance of 10,700 shares of common stock for services	—	—	241	—	—		—	241
Issuance of 17,243 shares of common stock for cash under employee purchase plan	—	—	136	—	—		—	136
Compensation expense on stock option issuances	—	—	1,758	—	—		—	1,758
Deferred compensation, net of current year expense	—	—	800	(800)	—		—	—
Gross unrealized gain on marketable securities						426
Reclassification for realized gain/losses on marketable securities						(181)

Net unrealized gains on marketable investment securities	—	—	—	—	—	245	245	245
Foreign currency translation loss	—	—	—	—	—	(848)	(848)	(848)
Net loss	—	—	—	—	(32,112)	(32,112)	—	(32,112)

Comprehensive loss	—	—	—	—	—	$(32,715)	—	—

Balances, December 31, 2000	—	30	377,802	(800)	(111,035)		(657)	265,340

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Issuance of 432,216 shares of common stock for cash of $2,741 and receivables of $271 under option and warrant plans (note 6)	$—	—	3,012	—	—		—	3,012
Issuance of 20,096 shares of common stock for services	—	—	402	—	—		—	402
Issuance of 20,813 shares of common stock for cash under employee purchase plan	—	—	337	—	—		—	337
Compensation expense on stock option issuances	—	—	1,894	—	—		—	1,894
Deferred compensation, net of current year expense	—	—	(766)	766	—		—	—
Gross unrealized gain on marketable securities						3,481
Reclassification for realized gain/losses on marketable securities						(1,642)

Net unrealized gains on marketable investment securities	—	—	—	—	—	1,839	1,839	1,839
Foreign currency translation loss	—	—	—	—	—	(921)	(921)	(921)
Net loss	—	—	—	—	(49,968)	(49,968)	—	(49,968)

Comprehensive loss	—	—	—	—	—	$(49,050)	—	—

Balances, December 31, 2001	—	30	382,681	(34)	(161,003)		261	221,935
Issuance of 4,600,000 shares of common stock for cash (note 6)	—	5	102,943	—	—		—	102,948
Issuance of 284,560 shares of common stock for cash under option and warrant plans (note 6)	—	—	2,024	—	—		—	2,024
Issuance of 21,140 shares of common stock for services	—	—	602	—	—		—	602
Issuance of 19,487 shares of common stock for cash under employee purchase plan	—	—	329	—	—		—	329
Compensation expense on stock option issuances	—	—	437	—	—		—	437
Deferred compensation, net of current year expense	—	—	336	(336)	—		—	—
Gross unrealized gain on marketable securities						1,127
Reclassification for realized gain/losses on marketable securities						(617)

Net unrealized gains on marketable investment securities	—	—	—	—	—	510	510	510
Foreign currency translation gain	—	—	—	—	—	409	409	409
Net loss	—	—	—	—	(86,832)	(86,832)	—	(86,832)

Comprehensive loss	—	—	—	—	—	$(85,913)	—	—

Balances, December 31, 2002	$—	35	489,352	(370)	(247,835)		1,180	242,362

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31			October 22, 1986 (inception) through December 31, 2002

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(86,832)	(49,968)	(32,112)	(247,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,807	5,066	5,428	20,011
Loss (gain) on disposition of equipment, leasehold improvements, and leases	(62)	(11)	1,096	1,124
Realized gain on sale of marketable investment securities	(617)	(1,642)	(181)	(2,457)
Issuance of common and preferred stock in lieu of cash for services	602	402	241	2,280
Compensation expense on stock options	437	1,894	1,758	4,952
Write-off of in-process research and development	—	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	6,668	(8,182)	270	(1,671)
Other current assets and other assets	(210)	(1,655)	(461)	(2,364)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses, and accrued severance	(2,129)	9,551	838	8,780
Deferred income	75	—	(1,255)	(411)

Net cash used in operating activities	(79,261)	(44,545)	(24,378)	(199,831)

Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	31,143	(48,406)	(93,118)	(122,852)
Acquisitions of equipment and leasehold improvements	(906)	(1,682)	(273)	(12,789)
Proceeds from sale of equipment	62	11	199	1,348
Cash paid for acquisition, net of cash received	—	—	—	(676)

Net cash provided by (used in) investing activities	30,299	(50,077)	(93,192)	(134,969)

Cash flows from financing activities:
Proceeds from note payable to bank	—	—	—	124
Proceeds from issuance of preferred stock	—	—	—	17,581
Proceeds from issuance of common stock	105,536	3,271	237,284	417,216
Proceeds from long-term debt	—	—	—	1,166
Principal payments on note payable to bank	—	—	—	(124)
Principal payments under capital lease obligations	(4)	(344)	(367)	(2,161)
Principal payments on long-term debt	—	—	(1,490)	(2,854)
Repurchase of preferred stock	—	—	—	(300)

Net cash provided by financing activities	105,532	2,927	235,427	430,648

Effect of exchange rate changes on cash	382	(246)	110	246

Net increase (decrease) in cash and cash equivalents	56,952	(91,941)	117,967	96,094
Cash and cash equivalents at beginning of period	39,142	131,083	13,116	—

Cash and cash equivalents at end of period	$96,094	39,142	131,083	96,094

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	5	96	806
Cash paid (received) for taxes	(102)	300	—	1,216
Supplemental schedule of noncash investing and financing activities:
Acquisition of equipment through incurrence of capital lease obligations	$—	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	—	177
Issuance of stock for stock subscription receivable	—	271	193	4,000
Unrealized gain on marketable investment securities	510	1,839	245	2,540

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1)	Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its subsidiaries, collectively referred to as the Company. The Company, a development stage enterprise, is engaged in the discovery, development, and commercialization of pharmaceutical products. Since inception, the Company’s principal activities have been performing research and development, raising capital, and establishing research and license agreements. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

	(a)	Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $90.9 million and $36.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the book value of cash equivalents approximates fair value.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 explains the SEC’s general framework for revenue recognition.

The Company adopted SAB No. 101 in 2000. The effect of the adoption of SAB No. 101 on retained earnings as of January 1, 2000 has been reflected as a cumulative effect of change in accounting principle in the net loss for the year ended December 31, 2000. Prior to 2000, the Company recognized revenue from nonrefundable license fees at the inception of an agreement when the Company had no further obligations relative to such licensing fees. Upon adoption of SAB No. 101, the Company changed its revenue recognition policy with respect to nonrefundable licensing fees.

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

	(c)	Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed and license fees and milestone payments due and do not bear interest. The Company determines the allowance for doubtful accounts based on assessed customers’ ability to pay, historical write-off experience, and economic trends and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record a provision for bad debts in 2002, 2001, and 2000. The Company does not have any off-balance-sheet credit exposure related to its customers.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(d)	Plant and Equipment

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

(f)	Loss per Common Share

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

Potential common shares of approximately 3.1 million, 2.6 million, and 2.5 million during the years ended December 31, 2002, 2001, and 2000, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the period.

(g)	Stock-Based Compensation

The Company employs the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB  No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

	2002	2001	2000

Net loss:
As reported	$(86,832)	(49,968)	(32,112)
Add: Stock based employee compensation expense included in reported net income	101	1,476	1,163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,387)	(6,008)	(2,787)

Pro forma	$(95,118)	(54,500)	(33,736)

Net loss per share as reported:
Basic and diluted	$(2.79)	(1.67)	(1.34)

Pro forma:
Basic and diluted	$(3.05)	(1.82)	(1.41)

Net loss, as reported, also included compensation cost of $336,000, $375,000, and $523,000 for stock-based compensation awards for nonemployees in 2002, 2001, and 2000, respectively. The Company has refined its methodology in calculating its pro forma footnote disclosure and corrected its historical computations. In the Company’s previous footnotes, the pro forma net loss per share on a basic and diluted basis was $1.86 and $1.45 for the years ended December 31, 2001 and 2000, respectively.

(h)	Use of Estimates

Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(i)	Marketable Investment Securities

The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are included in results of operations and are determined on the specific-identification basis.

(j)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries in which it owns a majority voting interest. The Company carries one investment in a nonpublic corporation at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(k)	Goodwill and Other Purchased Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over six years. All other purchased intangible assets are amortized on a straight-line basis over five years.

(l)	Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

The Company reviews its goodwill for impairment at least annually or more often if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test. Goodwill is considered impaired and a loss is recognized, when its carrying value exceeds its implied fair value. The Company completed its impairment review of goodwill during 2002 and determined that no impairment charge was required.

(m)	Foreign Currency Translation

The local foreign currency is the functional currency for the Company’s foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders’ equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company’s subsidiaries operating in Canada had net assets of approximately $8.3 million and $8.8 million as of December 31, 2002 and 2001, respectively.

(n)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company’s only non-United States revenues relate to the Company’s Canadian subsidiary and represent 73%, 22%, and 30% of the Company’s total revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

	(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income (loss) as of December 31, 2002 and 2001, consists of accumulated net unrealized gains on marketable investment securities of $2,540,000 and $2,030,000, respectively, and foreign currency translation losses of $1,360,000 and $1,769,000, respectively.

	(p)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)	Collaborative and License Agreements

The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensee) under certain of the below-described collaborative research, development, and license agreements, the success of each program is dependent upon the efforts of the Licensee. Each of the respective agreements may be terminated early. If any of the Licensees terminates an agreement, such termination may have a material adverse effect on the Company’s operations. Following is a description of significant current collaborations and license agreements:

	(a)	Amgen Inc.

Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year in development support for five years, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The funded development period expired in 2000. Amgen is incurring all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue of $3.0 million and $400,000 in 2001 and 2000, respectively, under the contract.

	(b)	AstraZeneca AB

In March 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop, and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally, the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. If certain milestones are met, the Company may receive milestone payments of up to $30.0 million and royalties on sales of products that include those compounds. During the five-year research term, the Company and AstraZeneca will work together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the research through a minimum of 30 months and, under certain circumstances, for the full term of 60 months. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(c)	Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Biopharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible for development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized research and licensing revenue of $1.7 million in 2000. The funded research period expired in November 2000. Lilly is incurring all costs of developing and commercializing products.

(d)	GlaxoSmithKline

Effective November 1, 1993, the Company entered into an agreement with GalxoSmithKline (GSK) to collaborate on the discovery, development, and marketing of drugs to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2002. The Company and GSK have agreed to continue the funded research on a month-to-month basis. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company’s right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions.

Under the GSK agreement, the Company has recognized research and licensing revenue of $437,500, $750,000, and $1.8 million in 2002, 2001, and 2000, respectively. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

(e)	Janssen Pharmaceutica N.V.

On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson and Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for co-promotion in Canada. Under the Janssen agreement, the Company has recognized research and licensing revenue of $1.0 million and $1.9 million in 2001 and 2000, respectively. The funded research period expired in November 2000. Janssen is incurring all costs of developing and commercializing products.

(f)	Kirin Brewery Company, Ltd.

Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Ltd., a Japanese company (Kirin), to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. The funded research period expired in 2000. Kirin is incurring all costs of developing and commercializing products. Any payments

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

subsequent to June 2000 represent milestone and royalty payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company’s parathyroid calcium receptor technology.

The Company recognized research and licensing revenue of $3.0 million and $500,000 in 2001 and 2000, respectively. Additionally, as a consequence of implementing SAB No. 101, the Company recognized $500,000 of revenue during 2000 for licensing fees paid by Kirin as part of the $5.0 million license fee which was initially recognized in 1995.

(g)	Technology Partnerships Canada

In November 1999, Allelix entered into an agreement with the Government of Canada under its Technology Partnerships Canada program relating to the Company’s clinical development program for various intestinal disorders utilizing the ALX-0600 technology. The terms of the agreement call for the Canadian Government to reimburse the Company for up to 30% of qualified costs incurred by Allelix in pursuing clinical development through December 2002, up to a maximum of Cnd. $8.4 million. Through December 31, 2001, the Company has invoiced the Canadian Government for a total of Cnd. $4.7 million and has received payment on this amount. During 2002, the Company has recognized revenue of Cnd. $2.8 million under the Technology Partnerships Canada program through June 2002. In July 2002, the Company entered into negotiations with the Canadian Government to pursue mutually acceptable adjustments in the terms of the agreement. As these negotiations are still on-going, the outcome of which is uncertain, the Company has not recognized any revenue under this agreement during the six months ended December 31, 2002, although the Company has incurred development costs during this period it believes qualify for reimbursement of the remaining Cdn. $900,000 up to the maximum Cnd. $8.4 million. The terms of the agreement also provide that the Company is obliged to pay certain royalties on revenues received from the sale or license of any product developed from the ALX-0600 technology. The maximum of those payments would be reached upon paying a total of Cnd. $23.9 million or under some circumstances through the period of December 2017, whichever occurs first. The royalty rate is 10% of the revenue or royalties received by Allelix. If the Canadian Government declares an event of default under the agreement, the Company could be required to repay all amounts received from Canada plus interest and other damages depending on the occurrence of certain events. The Company recognized  $1.8 million, $1.3 million, and $404,000 as research support revenue in 2002, 2001, and 2000, respectively.

(h)	In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2002, 2001, and 2000, the Company paid to these institutions $1.2 million, $885,000, and $1.0 million, respectively, in sponsored research payments and license fees. As of December 31, 2002, the Company had a total commitment of up to $2.4 million for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(3)	Marketable Investment Securities

Investment securities available for sale as of December 31, 2002 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

Equity securities:
Common stock	$1	—	—	1
Debt securities:
Treasury	17,089	224	—	17,313
Corporate	63,513	2,007	—	65,520
Municipal	11,387	15	—	11,402
Government agency	43,830	294	—	44,124

	$135,820	2,540	—	138,360

Investment securities available for sale as of December 31, 2001 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value

Equity securities:
Common stock	$1	—	—	1
Preferred stock	4,000	—	—	4,000
Debt securities:
Treasury	23,040	35	—	23,075
Corporate	84,651	1,611	—	86,262
Municipal	4,000	—	—	4,000
Government agency	50,654	403	(19)	51,038

	$166,346	2,049	(19)	168,376

Maturities of investment securities available for sale are as follows at December 31, 2002 (in thousands):

	Amortized cost	Fair value

Due within one year	$48,350	48,697
Due after one year through five years	87,469	89,662

Total debt securities	135,819	138,359
Equity securities	1	1

	$135,820	138,360

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

For the years ended December 31, 2002, 2001, and 2000, purchases of marketable investment securities were $220.5 million, $422.7 million, and $314.1 million, respectively. For the years ended December 31, 2002, 2001, and 2000, sales and maturities of marketable investment securities were $251.6 million, $374.3 million, and $221.0 million, respectively.

(4)	Goodwill and Identifiable Intangible Assets

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2002, the Company had goodwill of $6.9 million, which is net of $3.5 million in accumulated amortization, from the acquisition of Allelix in December 1999. The Company recorded on expense of $17.8 million in December 1999 for in-process research and development that was acquired as part of the Company purchase of Allelix. Through December 31, 2001, goodwill was amortized over a period of six years on a straight-line basis. The following table sets forth reported net loss and basic and diluted net loss per share, as adjusted, to exclude amortization of goodwill and the assembled workforce component of purchased intangibles, which would not have been recorded under SFAS No. 142:

	Year ended December 31

	2001	2000

Net loss, as reported	$(49,968)	(32,112)
Amortization expense of goodwill and assembled workforce	2,074	2,164

Net loss, as adjusted	$(47,894)	(29,948)

Basic and diluted net loss per share, as reported	$(1.67)	(1.34)
Amortization expense of goodwill and assembled workforce per basic and diluted share	.07	.09

Basic and diluted net loss per share, as adjusted	$(1.60)	(1.25)

Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization, and net carrying amount of purchased intangible assets:

	As of December 31, 2002	As of December 31, 2001

Gross carrying amount	$6,581	6,522
Accumulated amortization	(3,949)	(2,609)

Net carrying amount	$2,632	3,913

Amortization expense associated with purchased intangible assets was $1.3 million, $1.3 million, and $1.4 million for 2002, 2001, and 2000, respectively. Estimated amortization expense for existing purchased intangible assets is expected to be $1.3 million for the fiscal years ending December 31, 2003 and 2004.

(5)	Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2004 and noncancelable operating leases for certain equipment that expire in 2006. Rental expense for these operating leases

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

was approximately $1.2 million, $1.1 million, and $1.1 million for 2002, 2001, and 2000, respectively. The future lease payments under noncancelable operating leases as of December 31, 2002 are as follow (in thousands):

Operating leases

Year ending December 31:
2003	$823
2004	594
2005	5
2006	3

Total minimum lease payments	$1,425

(6)	Capital Stock

	(a)	Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company’s common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company’s stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2002, the Rights were not exercisable.

	(b)	Exchangeable Shares of NPS Allelix Inc.

On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the Company, issued 3,476,009 exchangeable shares to certain Canadian stockholders of Allelix in exchange for their shares of Allelix. The exchangeable shares are designed to be the functional and economic equivalent of the Company’s common stock, and were issued to such stockholders in lieu of shares of the Company’s common stock because of Canadian tax considerations. The terms and conditions of the exchangeable share provisions provide each Canadian registered holder with the following rights:

		i)	the right to exchange such exchangeable shares for the Company’s common stock on a one-for-one basis at any time;

ii)
the right to receive dividends, on a per share basis, in amounts (or property in the case of noncash dividends) which are the same as, and which are payable at the same time as, dividends declared on the Company’s common stock;

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

	iii)	the right to vote, on a per share equivalent basis, at all stockholder meetings at which the holders of the Company’s common stock are entitled to vote; and

	iv)	the right to participate, on a per share equivalent basis, in a liquidation, dissolution, or other winding up of the Company, on a pro rata basis with the registered holders of the Company’s common stock in the distribution of assets of the Company, through the medium of a mandatory exchange of exchangeable shares for the Company’s common stock.

The exchangeable shares are exchangeable at any time by their holder solely into shares of the Company’s common stock on a one-for-one basis. On or after December 31, 2004, the Company has the right to cause the exchange of all outstanding exchangeable shares for shares of the Company’s common stock on a one-for-one basis. Also, the Company has the right to effect such an exchange at any time (i) if there are fewer than 1,000,000 exchangeable shares outstanding (other than those held by the Company and its affiliates); or (ii) on or after the occurrence of a change in control of the Company where it is not reasonably practicable to substantially replicate the existing terms and conditions of the exchangeable shares in connection with such a transaction. As of December 31, 2002, the Company had 323,320 exchangeable shares outstanding and; therefore, the Company has the right to effect an exchange into the Company’s common stock at any time.

The exchangeable shares do not have liquidation rights in NPS Allelix Inc., and as such, the consolidated financial statements do not include minority interest.

The Company has created a special voting share, not separately disclosed on the consolidated balance sheets, held in trust as a mechanism to accomplish the voting rights objectives of the exchangeable shares which are included as outstanding common shares on the Company’s consolidated balance sheets.

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

On May 11, 2000, the Company sold 168,492 shares of its common stock for $2.0 million based upon the average of the bid and ask prices of the Company’s common stock during a period of 20 consecutive trading days prior to the sale under the terms of an on-going corporate license agreement. The fair value on May 11, 2000 of the shares issued on the closing date was $2,021,904.

In November 2000, the Company completed a public offering of 4.6 million shares of its common stock at $42.00 per share, with net proceeds, after deducting offering costs of $12.5 million, to the Company of approximately $180.7 million.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

In October 2002, the Company completed a public offering of 4.6 million shares of its common stock at $23.95 per share, with net proceeds after deducting offering costs of $7.3 million to the Company of approximately $102.9 million.

As of December 31, 2002, 2001, and 2000, other current assets included $0, $271,000, and $193,000, respectively, in amounts receivable for stock options recently exercised. Such amounts were collected shortly after the respective year-ends.

(7)

Stock-Based Compensation Plans

As of December 31, 2002, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Non-employee Directors’ Stock Option Plan (the Directors’ Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 5,715,429 shares are authorized for issuance under the four plans.

As of December 31, 2002, there are no shares reserved for future grant under the 1987 Plan, there are 260,634 shares reserved for future grant under the 1994 Plan, there are 91,530 shares reserved for future grant under the Directors’ Plan, and there are 2,251,890 shares reserved for future grant under the 1998 Plan. Under the Company’s 1994 Plan and the 1998 Plan, the exercise price of options granted is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant. Options generally vest 28% after one year and 2% to 3% per month thereafter.

Under the Directors’ Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted annually for each year of service. The exercise price of options granted is the fair market value on the date of grant.

On March 26, 2001, the Company modified the 1994 Plan and the 1998 Plan such that all outstanding options at the date of modification vest upon a change in control of the Company. The March 26, 2001 intrinsic value of the remaining unvested modified options is $3.5 million at December 31, 2002. The Company has not recorded compensation expense for the intrinsic value of unvested options as a change in control is not considered probable as of December 31, 2002. At such time that a change in control is considered probable, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company modified the option grants of certain employees. The result of the option modification was that upon the occurrence of a strategic corporate event in which the employee is severed, the employee would have an increased period of time to exercise vested options. The December 13, 2002 intrinsic value of the affected options is $19.7 million at December 31, 2002. The Company has not recorded compensation expense for the intrinsic value of affected options for any one of these employees as the strategic corporate event and ultimate severance is not considered probable as of December 31, 2002. At such time that severance is deemed probable for any one of these employees, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company adopted an arrangement for the exercise of employee stock options following retirement. Pursuant to this arrangement, the Company modified option grants for each employee who later retires and meets certain criteria. Under the plan, retiring employees receive two years of vesting acceleration and have the remaining life of the options to exercise vested options. Employees are eligible to retire when the combination of years of service and age, with a minimum age of 55, equal at least 70 years. The Company has not recorded compensation expense for the intrinsic value of impacted options for any employee as the Company is not able to estimate which employees will retire or the timing of that retirement. As of December 31, 2002, no employee has

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

notified the Company of his/her intention to retire. At such time as it is possible to estimate the number of employees who will benefit from the modification, the Company may incur a charge to compensation expense.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The Company has authorized 260,000 shares for purchase by employees. Employees purchased 19,487, 20,813, and 17,243 shares under the Purchase Plan in the years ended December 31, 2002, 2001, and 2000, respectively, and 54,494 shares remain available for future purchase.

A summary of activity related to aggregate options under all four plans is indicated in the following table (shares in thousands):

	Years ended December 31

	2002		2001		2000

	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Options outstanding at beginning of year	2,632	$14.05	2,485	$8.74	2,821	$7.19
Options granted	900	22.34	694	29.24	709	13.33

	3,532		3,179		3,530

Options exercised	309	8.72	460	7.40	973	7.34
Options canceled	112	23.51	87	18.68	72	12.10

	421		547		1,045

Options outstanding at end of year	3,111	16.64	2,632	14.05	2,485	8.74

Options exercisable at end of year	1,635	11.54	1,417	8.45	1,362	7.65
Weighted average fair value of options granted during the year		14.91		19.60		8.66

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options outstanding			Options exercisable

Range of exercise price	Outstanding as of December 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2002	Weighted average exercise price

$0.00 – 5.63	433	4.0	$3.52	365	$3.34
5.64 – 11.26	1,072	5.6	9.25	925	9.01
11.27 – 16.89	111	6.9	13.38	54	12.90
16.90 – 22.52	781	9.2	21.95	28	20.38
22.53 – 28.16	32	8.7	26.05	5	23.35
28.17 – 33.79	608	8.4	29.70	229	29.62
33.80 – 39.42	60	8.5	35.95	21	35.87
39.43 – 45.05	6	7.8	41.14	3	41.20
45.06 – 50.68	2	5.5	48.13	2	47.76
50.69 – 56.31	6	7.7	54.02	3	54.05

	3,111	7.0	16.64	1,635	11.54

Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: risk free interest rates of 4.5%, 4.9%, and 6.7%; expected dividend yields of 0%; expected lives of 5 years; and expected volatility of 80%, 76%, and 73%. The weighted average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2002, 2001, and 2000 was $13.85, $23.03, and $12.74, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001, and 2000, respectively: risk free interest rates of 1.8%, 4.1%, and 6.1%; expected dividend yields of 0%; expected lives of 0.5 years; and expected volatility of 75%, 103%, and 134%. The Company granted options in 2002, 2001, and 2000 to nonemployees for the performance of services. Options granted to nonemployees are remeasured based on their fair value until such options vest. Stock compensation cost for nonemployees is recognized over the period services are provided. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001 and 2000, respectively: risk free interest rates of 3.1%, 5.4%, and 6.1%; expected dividend yields of 0%; contract lives of 2.0 years, 5.7 years, and 2.8 years; and expected volatility of 99%, 71%, and 84%.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(8)	Income Taxes

The Company has income tax expense (benefit) for the years ended December 31, 2002 and 2001 of $(102,000) and $300,000, respectively and no income tax expense for the year ended December 31, 2000.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense as a result of the following (in thousands):

	2002	2001	2000

Computed expected tax benefit	$(29,558)	(16,887)	(10,748)
Goodwill amortization	—	529	809
Foreign tax rate differential	(3,395)	2,078	(2,616)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets attributable to operations and other adjustments	34,341	9,484	14,448
Adjustment to deferred tax assets for enacted changes in foreign tax laws and rates	6,268	12,930	—
U.S. and foreign credits	(6,699)	(7,953)	(1,384)
State income taxes, net of federal tax effect	(577)	117	(226)
Other	(482)	2	(283)

	$(102)	300	—

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	2002	2001	2000

Domestic	$(13,038)	3,893	(8,578)
Foreign	(73,896)	(53,561)	(23,034)

Total loss before taxes	$(86,934)	(49,668)	(31,612)

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are presented below (in thousands):

	2002		2001

	Domestic	Foreign	Domestic	Foreign

Deferred tax assets:
Stock compensation expense	$1,193	—	1,412	—
Equipment and leasehold improvements, principally due to differences in depreciation	495	63	400	54
Intangible assets	—	3,507	—	3,859
Research and development pool carryforward	—	42,820	—	39,963
Net operating loss carryforward	36,393	20,670	28,987	2,831
Research credit carryforward	5,437	—	5,212	—
Investment tax credit carryforward	—	15,739	—	13,619
Capital loss carryforward	—	—	872	—
Minimum tax credit carryforward	—	—	112	—

Total gross deferred tax assets	43,518	82,799	36,995	60,326
Less valuation allowance	(43,518)	(82,799)	(36,995)	(60,326)

Deferred tax assets	—	—	—	—
Deferred tax liabilities	—	—	—	—

Net deferred tax asset (liability)	$—	—	—	—

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2002 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill and then any remaining unamortized other purchased intangible assets related to the acquisition. At December 31, 2002, the remaining unamortized goodwill and other intangible assets equaled $9.5 million. 2) Tax benefits in excess of the acquired goodwill and other purchased intangibles related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $36.0 million to operations and $7.5 million to paid-in capital.

The valuation allowance for deferred tax assets as of January 1, 2002 and 2001 was $97.3 million and $85.4 million, respectively. The net change in the Company’s total valuation allowance for the years ended December 31, 2002, 2001, and 2000 was an increase of $29.0 million, $11.9 million, and $16.0 million, respectively.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

At December 31, 2002, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carry- forward for regular income tax purposes	Domestic research credit carry- forward	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry- forward	Canadian investment tax credit carry- forward (net of tax)

			Federal	Provincial

Expiring:
2004	$—	—	—	1,386	—	—
2005	247	—	497	1,928	—	1,136
2006	244	—	6	99	—	1,718
2007	—	49	9,345	15,072	—	1,381
2008	2,452	334	23,681	26,753	—	127
2009	6,342	317	31,346	33,760	—	—
2010	2,928	166	—	—	—	1,111
2011	58	360	—	—	—	3,930
2012	10,890	846	—	—	—	6,336
2018	19,497	1,035	—	—	—	—
2019	18,529	988	—	—	—	—
2020	19,044	724	—	—	—	—
2021	1,164	255	—	—	—	—
2022	16,174	363	—	—	—	—

Total	$97,569	5,437	64,875	78,998	142,163	15,739

The Company also has domestic state net operating loss carryovers in varying amounts depending on the different state laws. The Company’s domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company’s regular tax loss carryover. The Company’s Canadian research pool carryover of $142.2 million carries forward indefinitely.

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone one or more greater than 50% changes of ownership since 1986. Consequently, use of the Company’s domestic net operating loss carryforward and research credit carryforward against future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company’s fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforward not utilized in prior years. Management does not believe that these rules will adversely impact the Company’s ability to utilize the above losses and credits in the aggregate.

(9)	Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2002 up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $5,500 ($6,000 for employees over the age of 49 years by the end of 2002). Total matching contributions for the years ended December 31, 2002, 2001, and 2000 were $217,000, $164,000, and $152,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $6,750 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. Total matching contributions for the years ended December 31, 2002 and 2001 were Cnd. $200,000 and Cnd. $180,000, respectively.

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

Effective February 6, 2001, the Company terminated the employment of five administrative employees. The Company recorded $516,000 for severance benefits in 2001. Approximately $71,000 and $211,000 was paid in severance benefits in 2002 and 2001, respectively, and approximately $234,000 related to stock compensation was charged to additional paid-in capital in 2001.

Additionally, effective November 30, 2001, the Company terminated the employment of one research employee. The Company recorded $180,000 for severance benefits for this employee, which was included in research and development expense in 2001. Approximately $169,000 and $11,000 was paid in severance benefits in 2002 and 2001, respectively.

Accrued severance liability activity for the years ended December 31, 2002, 2001, and 2000 is summarized as follows (in thousands):

	2002	2001	2000

Accrued severance at beginning of year	$240	154	1,455
Severance costs incurred	—	696	—
Severance paid	(240)	(376)	(1,301)
Severance charged to additional paid-in capital	—	(234)	—

Accrued severance at end of year	$—	240	154

(12)	Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not completed our analysis of the impact of SFAS No. 143, but we do not anticipate that it will have a material impact on the consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the noncontingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company made additional disclosures upon adopting the disclosure requirements of the Interpretation as of December 31, 2002, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

The Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21), addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting.  That presumption may be overcome if there is sufficient evidence to the contrary.  Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required and plans to adopt the provisions of Issue No. 00-21 for the quarter ending September 30, 2003. Because of the effort necessary to comply with Issue No. 00-21, it is not practicable for management to estimate the impact of adopting this statement as of the date of this report.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (Interpretation No. 46), which addresses consolidation principles for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities or VIE). The Interpretation is effective for all entities or structures created after January 31, 2003 and is effective for the Company for any existing entities or structures as of July 1, 2003. All entities with significant variable interests in a VIE must make certain disclosures depending on the type of involvement with the VIE. If it is reasonably possible that at the effective date the Company will be required either to consolidate or make disclosure about its involvement with a VIE, the Company must make the applicable disclosures in its consolidated financial statements for the year ended December 31, 2002. The Company was not required to make any additional disclosures upon adopting the disclosure requirements of Interpretation 46 for the year ended December 31, 2002, and will apply prospectively the consolidation provisions for any VIE entered into after January 31, 2003.

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(13)	Commitments and Contingencies

The Company has indemnified certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided or any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers. The Company is involved in various legal actions that arose in the normal course of business. Although the final outcome of such matters cannot be predicted, the Company believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

In January 2002, Forest Laboratories, Inc. notified the Company that the Company had earned a $2.0 million milestone payment under the terms of an exclusive worldwide license for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. In March 2002, the Company received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to the Company. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. The Company did not recognize revenue for the milestone. The Company has initiated arbitration in accordance with the terms of the agreement claiming its right to receive this milestone payment. The Company believes that Forest owes the milestone payment but cannot predict the outcome of the arbitration at this time. In June 2001, the Company entered into an agreement with a manufacturer for the production of bulk quantities of the drug substance for PREOS for Phase III clinical trial activities and for early commercial launch of PREOS. The agreement provides that the manufacturer will produce the drug substance over a four-year period commencing in 2001. As of December 31, 2002, the Company has an outstanding commitment for future manufacturing of the drug substance of approximately $14.2 million.

In October 2002, the Company entered into a commercial manufacturing agreement with a manufacturer for the production of bulk drug supplies of PREOS in support of commercial launch. Under the agreement, the Company will work with the manufacturer to facilitate a technology transfer process and appropriate testing, documentation, and quality standards and procedures prior to the commencement of commercial production. Production of commercial supplies of PREOS will occur over a three-year period commencing in 2004. As of December 31, 2002, the Company has an outstanding commitment for future technology transfer, testing, documentation, quality standards and procedure development, and commercial production of drug substance of approximately $113.3 million. The Company estimates that the outstanding commitments will be paid as follows: $7.2 million in 2003, $31.0 million in 2004, $37.1 million in 2005 and $38.0 million in 2006. Although the Company does not currently intend to terminate the agreement, the agreement allows for termination upon the occurrence of certain events and upon the payment of a termination penalty. The termination penalty as of December 31, 2002, contingent upon certain events occurring, would have been approximately $10.6 million.

(14)	Subsequent Events

On February 19, 2003, the Company signed a definitive agreement (Agreement) to a business combination with Enzon Pharmaceuticals, Inc. (Enzon). Under the terms of the agreement, a new legal entity will be formed and each Enzon shareholder will receive .7264 shares of common stock for each of approximately 43.4 million Enzon shares owned and each of the Company’s shareholders will receive 1.00 share of common stock for each Company share owned. The Agreement has been unanimously approved by the board of directors of both companies, and is subject to certain closing conditions, including approval by the shareholders of the Company and Enzon. Closing is expected to occur at or before June 2003.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)

2.2
Agreement and Plan of Reorganization made as of February 19, 2003, by and among the Registrant, Enzon Pharmaceuticals, Inc., Momentum Merger Corporation, Newton Acquisition Corporation, and Einstein Acquisition Corporation (2)

3.1A	Amended and Restated Certificate of Incorporation of the Registrant (3)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (4)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (5)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (4)
3.2A	Amended and Restated Bylaws of the Registrant (3)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003
4.1	Specimen Common Stock Certificate (3)
4.2A
Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (6)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (7)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (3)
10.1B	1987 Stock Option Plan, as amended December 2002
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (3)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (8)
10.2C	1994 Equity Incentive Plan, as amended December 2002
10.3A	1994 Non-Employee Directors’ Stock Option Plan (3)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (8)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (3)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (8)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002
10.5A	1998 Stock Option Plan (9)
10.5B	1998 Stock Option Plan, as amended December 2002
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (3)
10.7	Severance Pay Plan
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (3)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (10)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (5)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (11)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (11)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (11)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to

Exhibit Number	Description of Document

Amend the November 26, 1997 Amendment Agreement
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (3)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc.
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (12)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (10)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (12)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on November 18, 1999.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2003.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-74318) filed on January 21, 1994.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-45274) filed on September 6, 2000.
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996.
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A filed on December 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A filed on February 21, 2003.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-17521) filed on December 9, 1996.
(9)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 9, 1998.
(10)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.