Form 10-Q
period 2003-03-31
NPS PHARMACEUTICALS INC
filed 2003-05-14
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common Stock $.001 par value	35,177,722

* Includes 313,085 shares of exchangeable stock, which are exchangeable at any time into common stock on a one-for-one basis. Holders of shares of exchangeable stock are entitled to dividends and other rights economically equivalent to those of the common stock, and, through a voting trust, holders are entitled to vote at all meetings of stockholders of the Registrant, also on a one-for-one basis.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$69,296	$96,094
Marketable investment securities	139,682	138,360
Accounts receivable	1,807	1,693
Other current assets	2,508	3,456

Total current assets	213,293	239,603

Plant and equipment:
Land	442	412
Building	1,263	1,164
Equipment	10,309	9,727
Leasehold improvements	3,082	3,016

	15,096	14,319
Less accumulated depreciation and amortization	10,434	10,009

Net plant and equipment	4,662	4,310

Goodwill	7,393	6,900
Purchased intangible assets, net of accumulated amortization	2,468	2,632
Other assets	3,635	23

	$231,451	$253,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,228	6,623
Accrued expenses and other liabilities	10,092	4,408
Deferred revenue	31	75

Total current liabilities	16,351	11,106

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	490,119	489,352
Deferred compensation	(339)	(370)
Accumulated other comprehensive income	1,210	1,180
Deficit accumulated during development stage	(275,925)	(247,835)

Net stockholders’ equity	215,100	242,362

	$231,451	$253,468

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		October 22, 1986, (inception) through March 31, 2003
	2003	2002
Revenues from research and license agreements	$138	$787	$75,811

Operating expenses:
Research and development	24,821	21,104	285,237
General and administrative	4,979	3,582	78,907
Amortization of goodwill and acquired intangibles	343	325	8,637
In-process research and development acquired	—	—	17,760

Total operating expenses	30,143	25,011	390,541

Operating loss	(30,005)	(24,224)	(314,730)

Other income (expense):
Interest income	1,428	2,016	36,839
Interest expense	—	—	(806)
Gain on sale of marketable investment securities	205	135	2,662
Gain (loss) on disposition of equipment, leasehold improvements and leases	24	—	(1,101)
Foreign currency transaction gain (loss)	175	(18)	324
Other	83	87	2,603

Total other income	1,915	2,220	40,521

Loss before tax expense	(28,090)	(22,004)	(274,209)
Income tax expense	—	—	1,216

Loss before cumulative effect of change in accounting principle	(28,090)	(22,004)	(275,425)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	(500)

Net loss	$(28,090)	$(22,004)	$(275,925)

Basic and diluted net loss per common and common equivalent share	$(0.80)	$(0.73)

Weighted average common and common-equivalent shares outstanding—basic and diluted	35,132	30,212

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		October 22, 1986 (inception) through March 31, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(28,090)	$(22,004)	$(275,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	732	20,681
Loss (gain) on disposition of equipment, leasehold improvements and leases	(24)	—	1,101
Realized gain on sale of marketable investment securities	(205)	(135)	(2,662)
Issuance of common and preferred stock in lieu of cash for services	457	555	2,737
Compensation expense on stock options	36	26	4,988
Write-off of in-process research and development	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	—	6,922	(1,671)
Other current assets and other assets	1,014	(108)	(1,351)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	1,367	342	10,147
Deferred revenue	(44)	31	(455)

Net cash used in operating activities	(24,819)	(13,639)	(224,650)

Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	(1,440)	16,617	(124,292)
Acquisition of equipment and leasehold improvements	(523)	(201)	(13,312)
Proceeds from sale of equipment	24	—	1,372
Cash paid for acquisition, net of cash received	(406)	—	(1,082)

Net cash provided by (used in) investing activities	(2,345)	16,416	(137,314)

Cash flows from financing activities:
Proceeds from note payable to bank	—	—	124
Proceeds from issuance of preferred stock	—	—	17,581
Proceeds from issuance of common stock	305	1,294	417,521
Proceeds from long-term debt	—	—	1,166
Principal payments on note payable to bank	—	—	(124)
Principal payments under capital lease obligations	—	(2)	(2,161)
Principal payments on long-term debt	—	—	(2,854)
Repurchase of preferred stock	—	—	(300)

Net cash provided by financing activities	305	1,292	430,953

Effect of exchange rate changes on cash	61	96	307

Net increase (decrease) in cash and cash equivalents	(26,798)	4,165	69,296
Cash and cash equivalents at beginning of period	96,094	39,142	—

Cash and cash equivalents at end of period	$69,296	$43,307	$69,296

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,		October 22, 1986 (inception) through March 31, 2003
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$806
Cash paid for taxes	—	—	1,216

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of equipment through incurrence of capital lease obligations	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	197
Issuance of stock for stock subscription receivable	—	99	4,000
Unrealized gain (loss) on marketable investment securities	(323)	(1,659)	2,217
Accrued acquisition costs	3,206	—	3,206

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries, collectively referred to as the Company. The Company carries one investment in a non-public corporation at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by generally accepted accounting principles has been condensed or omitted pursuant to rules and regulations of the SEC. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2003.

This report should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform with the current period presentation.

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended March 31, 2003	Three months ended March 31, 2002
Net loss:
As reported	$(28,090)	(22,004)
Add: Stock based employee compensation expense included in reported net loss	31	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,228)	(1,721)

Pro forma	$(30,287)	(23,714)

Net loss per share as reported:
Basic and diluted	$(0.80)	(0.73)

Pro forma:
Basic and diluted	$(0.86)	(0.78)

Net loss, as reported, also included compensation cost of $5,000, and $289,000 for stock-based compensation awards for non-employees for the three months ended March 31, 2003 and 2002 respectively.

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

Potential common shares of approximately 3.1 million and 2.5 million during the three months ended March 31, 2003 and 2002, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

(3)	Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s only non-United States revenue relate to the Company’s Canadian subsidiary and represent zero percent and 80 percent of the Company’s total revenues for the three months ended March 31, 2003 and 2002, respectively.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended March 31, 2003	Three months ended March 31, 2002
	(in thousands)
Other comprehensive income (loss):
Gross unrealized loss on marketable investment securities	$(118)	$(1,524)
Reclassification for realized gain on marketable investment securities	(205)	(135)

Net unrealized loss on marketable investment securities	(323)	(1,659)
Foreign currency translation gain	353	87
Net loss	(28,090)	(22,004)

Comprehensive loss	$(28,060)	$(23,576)

(5)	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 for asset retirement obligations did not have a material impact on the condensed consolidated financial statements.

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

(6)	Contingencies

The Company has indemnified certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided or any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

In January 2002, Forest Laboratories, Inc. (Forest) notified the Company that the Company had earned a $2.0 million milestone payment under the terms of an exclusive worldwide license for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. In March 2002, the Company received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to the Company. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. The Company did not recognize revenue for the milestone. The Company has initiated arbitration in accordance with the terms of the agreement claiming its right to receive this milestone payment. The Company believes that Forest owes the milestone payment but cannot predict the outcome of the arbitration at this time.

From time to time, we are involved in legal matters arising out of our operations. We are not currently involved in any other legal matters that, based on available information, management believes will have a material adverse effect on our financial position or overall trends in results of operations

(7)	Recent Events

On February 19, 2003, the Company entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which sets forth the terms and conditions of the proposed merger of NPS and Enzon. Pursuant to the Merger Agreement, a subsidiary of a newly organized Delaware corporation, Momentum Merger Corporation, will merge with and into NPS, with NPS surviving as a wholly owned subsidiary of Momentum Merger Corporation, and Enzon will merge with and into another newly organized, wholly owned subsidiary of Momentum Merger Corporation, with such subsidiary surviving. The Company currently plans to complete the proposed mergers during the second quarter or third quarter of 2003. However, the Company can neither assure you that the mergers will be completed nor can the Company predict the exact timing of the completion of the mergers because they are subject to governmental and regulatory review processes and other conditions, many of which are beyond the Company’s control. If the mergers are not completed, the Company will still be required to make substantial payments to service providers and advisors that the Company has engaged to assist in the transactions, which will impact the Company’s capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those concerning our expectations, beliefs and/or intentions regarding the following: the discovery, development and commercialization of small molecule drugs and recombinant proteins; our research funding agreement, royalty obligations thereunder and ongoing discussions related thereto with the Government of Canada; research and development expenses; our clinical trials; manufacturing capabilities and collaborations; adequacy of our capital resources to fund operations and growth; and the proposed NPS and Enzon merger.

These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to, general economic and market conditions; demand for securities of biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties; our ability to comply with the terms of our research funding agreement with the Government of Canada; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; risks associated with the proposed merger with Enzon, including, the risk that the businesses will not be integrated successfully, costs related to the proposed merger and failure of the NPS or Enzon stockholders to approve the proposed merger; and, such other risks described in other documents that we file from time to time with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the Securities and Exchange Commission. Our Internet website address is http://www.npsp.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

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

We have incurred cumulative losses from inception through March 31, 2003 of approximately $275.9 million, net of cumulative revenues from research and license agreements of approximately $75.8 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS, ALX-0600, and NPS 1776, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Major Research and Development Projects

Our major research and development projects involve PREOS and ALX-0600 and we have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We are currently conducting Phase III clinical trials to demonstrate both safety and efficacy of this product candidate. During the quarter ended March 31, 2003 and 2002, we incurred $17.5 million and $15.2 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $128.5 million since we acquired this product candidate from Allelix BioPharmaceuticals Inc. (Allelix) in December 1999

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the U.S. Food and Drug Administration, or FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we hope to file a New Drug Application, or NDA, with the FDA at the conclusion of our Phase III trials, assuming that the clinical trials’ results support a filing. We completed enrollment in a pivotal Phase III trial in March 2002 and expect to complete dosing in that trial by September 30, 2003. Assuming successful completion of the Phase III trials, we anticipate filing an NDA for the treatment of osteoporosis in mid-2004. Because of the ongoing work with respect to the Phase III trials, the preparation and filing of the NDA, the initiation of commercial manufacturing activities, the preparations for sales and marketing, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

•	PREOS may not be shown to be safe and efficacious in the Phase III trials;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of PREOS in order to complete the Phase III clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of PREOS.

A failure to obtain marketing approval for PREOS, secure adequate clinical and commercial supplies of PREOS, or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from PREOS, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from this program will commence, if ever.

ALX-0600. ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing ALX-0600 for the treatment of short bowel syndrome and Crohn’s Disease. We have completed a pilot Phase II trial in adults with short bowel syndrome. The drug appeared to be safe and well tolerated in this study. We are presently designing a pivotal study for adults with short bowel syndrome and expect to commence such study in late 2003 following approval of the clinical design by both the U.S. and European regulatory agencies. We also expect to begin a proof-of-concept clinical study in patients with Crohn’s Disease in the second half of 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the quarter ended March 31, 2003 and 2002, we incurred $3.8 million and $2.8 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $22.0 million since we acquired this product candidate from Allelix in December 1999.

The goal of our ALX-0600 development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal Phase II/III clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the design of the pivotal trial in adults with short bowel syndrome, the early stage of the proposed clinical trials in Crohn’s Disease, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the ALX-0600 program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our ALX-0600 program will commence, if ever. To date, we have not received any revenues from product sales of ALX-0600. The risks and uncertainties associated with completing the development of ALX-0600 on schedule, or at all, include the following:

•	ALX-0600 may not be shown to be safe and efficacious in the Phase III trials;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of ALX-0600 in order to complete the Phase III clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of ALX-0600.

A failure to obtain marketing approval for ALX-0600 or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from ALX-0600, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Central Nervous System Disorders

Most of the remaining research and development expenses for the quarter ended March 31, 2003 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including our collaboration with AstraZeneca in metabotropic glutamate receptors (mGluRs) described below.

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

During the quarter ended March 31, 2003 and 2002, we incurred $1.0 million and $878,000, respectively, in research and development expenses under our collaboration with AstraZeneca.

Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. No product candidates have yet entered clinical trials. In order to obtain marketing approval, we will need to complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the substantial risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with AstraZeneca will commence, if ever.

Other Programs for Central Nervous System Disorders. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has how assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

NPS 1776 is a proprietary small molecule compound. We are now engaged in active consideration and review of this compound for the treatment of migraine and epilepsy. Our preclinical studies show that NPS 1776 is effective in a number of animal models of epilepsy, spasticity, and pain. We have completed several Phase I clinical trials with NPS 1776 to evaluate its safety and tolerability and its ability to be delivered in a sustained release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Initial formulation studies demonstrated that the compound is amenable to multiple sustained release formulation technologies.

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

During the quarter ended March 31, 2003 and 2002, we incurred $225,000 and $184,000, respectively, in research and development expenses for these programs in the aggregate.

The goal of these programs is to discover, synthesize and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, we will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these projects will commence, if ever.

Results of Operations

Revenues. Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $138,000 for the quarter ended March 31, 2003, compared to $787,000 for the quarter ended March 31, 2002. The decrease in revenues was primarily due to the fact we recognized no revenue under our agreement with the Government of Canada pursuant to the Technology Partnership Canada program during the three months ended March 31, 2003. We recognized $831,000 under the Technology Partnership Canada program during the three months ended March 31, 2002. Depending on the result of on-going negotiations to amend certain provisions of our research funding agreement with the Government of Canada, we may recognize the remaining approximate Cnd. $900,000 under the terms of the agreement when negotiations are finalized. See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $24.8 million for the quarter ended March 31, 2003 from $21.1 million for the comparable period of 2002. The increase in research and development expenses from the first quarter of 2002 to the first quarter of 2003 was principally due to a $1.1 million increase in the costs of conducting our clinical trials for PREOS, including the costs of our pivotal Phase III trial and a $4.0 million increase in costs associated with the manufacturing of clinical supplies of PREOS and ALX-0600, including costs related to a commercial manufacturing agreement signed in October 2002 with Boehringer Ingelheim Austria GmbH for the manufacture of bulk drug supplies of PREOS in support of commercial launch. These increases were offset by a $1.1 million decrease in the costs associated with activities in the development of ALX-0600.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $5.0 million for the quarter ended March 31, 2003 from $3.6 million for the quarter ended March 31, 2002. The increase in general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is due primarily to a $832,000 increase in costs related to marketing activities associated with PREOS and the hiring of additional marketing personnel. The remaining $600,000 increase is primarily due to increases in legal costs associated with patent filings of $290,000, fees paid to outside corporate advisors of $120,000, and increased travel and related expenses associated with strategic corporate initiatives of $170,000.

Amortization of Goodwill and Purchased Intangibles. Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at March 31, 2003 total approximately $9.9 million. Our amortization of purchased intangibles of $343,000 for the quarter ended March 31, 2003 was comparable to $325,000 for the quarter ended March 31, 2002.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with ALX-0600 in adults with short bowel syndrome. Since the date of acquisition and through March 31, 2003, we have incurred development costs of approximately $128.5 million for PREOS and $22.0 million for ALX-0600. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net. Our total other income, net, decreased from $2.2 million to $1.9 million for the three months ended March 31, 2003, as compared with the same period in the prior year. The decrease for the three months ended March 31, 2003 is mainly the result of decreased interest income of $588,000, resulting from lower interest rates during the quarter ended March 31, 2003 as compared to the same period in the prior year. The interest income decreases for the quarter ended March 31, 2003 were offset by an increase in foreign currency transaction gains of $193,000 and increased gains on sale of marketable investment securities of $70,000.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of March 31, 2003, we had recognized $75.8 million of cumulative revenues from payments for research support, license fees and milestone payments and $434.8 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $209.0 million at March 31, 2003. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Net cash used in operating activities was $24.8 million for the three months ended March 31, 2003 compared to $13.6 million for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 of $24.8 million resulted from a net loss of $28.1 million, realized gains/losses and non-cash expense/income of $934,000, a decrease in operating assets of $1.0 million and an increase in operating liabilities of $1.3 million. Net cash used in operating activities for the three months ended March 31, 2002 of $13.6 million resulted from a net loss of $22.0 million, realized gains/losses and non-cash expense/income of $1.2 million, a decrease in operating assets of $6.8 million and an increase in operating liabilities of $373,000. Net cash used in investing activities was $2.3 million for the three months ended March 31, 2003 compared to cash provided by investing activities of $16.4 million for the three months ended March 31, 2002. Net cash used in investing activities in 2003 was primarily the result of continuing to invest the proceeds from our October 2002 offering in marketable investment securities. Net cash provided by financing activities was $305,000 for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Net cash provided by financing activities in 2003 and 2002 is primarily the result of cash proceeds from option exercises.

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

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million. During 2002, we recognized revenue of Cnd. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement since negotiations began in July 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining Cnd. $900,000 up to the maximum Cnd. $8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing agreement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600. The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. We notified the Government of Canada of our arrangements and received their authorization to proceed. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or find it impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount. If the Company defaults under the agreement, the Canadian Government declares an event of default, and the Company does not remedy the default, the Company could be required to repay all amounts received from Canada plus interest and other damages depending on the occurrence of certain events. However, the Canadian Government does not have the unilateral ability to terminate or cancel the contract. The Canadian Government may declare an event of default if the Company becomes bankrupt, is dissolved, intentionally submits false or misleading information, fails to comply or perform in accordance with the material terms of the agreement, or fails to make potential royalty payments which may become due in the future under this agreement.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2003, we have a total commitment of up to $3.6 million for future research support and $1.1 million for milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of March 31, 2003, we have a commitment for future manufacturing of PREOS of approximately $121.6 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through the first quarter of 2004. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; whether we complete the proposed merger with Enzon, and if completed, the success of Enzon’s marketed products; competing technological and market developments; the time and cost of obtaining regulatory approvals; the extent to which we choose to commercialize our future products through our own sales and marketing capabilities; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have sufficient clinical supplies of PREOS to complete our TOP study, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

On February 19, 2003, we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which sets forth the terms and conditions of the proposed merger of NPS and Enzon. Pursuant to the Merger Agreement, a subsidiary of a newly organized Delaware corporation, Momentum Merger Corporation, will merge with and into NPS, with NPS surviving as a wholly owned subsidiary of Momentum Merger Corporation, and Enzon will merge with and into another newly organized, wholly owned subsidiary of Momentum Merger Corporation, with such subsidiary surviving. We currently plan to complete the proposed mergers during the second quarter or third quarter of 2003. However, we can neither assure you that the mergers will be completed nor can we predict the exact timing of the completion of the mergers because they are subject to governmental and regulatory review processes and other conditions, many of which are beyond our control. If the mergers are not completed, we will still be required to make substantial payments to service providers and advisors that we have engaged to assist us in the transactions, which will impact our capital resources.

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

We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

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

Our balance sheet reflects net intangible assets of $2.5 million, long-lived assets of $4.7 million, and goodwill of $7.4 million as of March 31, 2003.

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

In 2002, SFAS No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We completed our impairment review of goodwill during 2002 and determined that no impairment charge was required. The annual impairment review has not been performed in 2003.

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

Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the March 31, 2003 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by Altiris in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer. Immediately following the Signatures section of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accord with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations. We are not currently involved in any legal matters that, based on available information, management believes will have a material adverse effect on our financial position or overall trends in results of operations.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

(a)	Exhibit

Exhibit Number	Description of Document

2.1

Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant(1)

2.2

Agreement and Plan of Reorganization made as of February 19, 2003, by and among the Registrant, Enzon Pharmaceuticals, Inc., Momentum Merger Corporation, Newton Acquisition Corporation, and Einstein Acquisition Corporation(2)

3.1A	Amended and Restated Certificate of Incorporation of the Registrant(3)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999(4)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996(5)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000(4)

3.2A	Amended and Restated Bylaws of the Registrant(3)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003(13)

4.1	Specimen Common Stock Certificate(3)

4.2A

Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant(5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001(6)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003(7)

4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc.(1)

4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc.(1)

4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company(1)

10.1	1987 Stock Option Plan and Form of Stock Option Agreement(3)

10.1B	1987 Stock Option Plan, as amended December 2002(13)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement(3)

10.2B	1994 Equity Incentive Plan, as amended December 1996(8)

10.2C	1994 Equity Incentive Plan, as amended December 2002(13)

10.3A	1994 Non-Employee Directors’ Stock Option Plan(3)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996(8)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002(13)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document(3)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document(8)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002(13)

10.5A	1998 Stock Option Plan(9)

10.5B	1998 Stock Option Plan, as amended December 2002(13)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors(3)

10.7	Severance Pay Plan(13)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993(3)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995(10)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996(5)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997(11)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997(11)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997(11)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement(13)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement(13)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement(13)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993(3)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc.(13)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996(10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999(13)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995(12)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995(10)

10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994(12)

10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995(13)

10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997(13)

10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997(13)

10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998(13)

10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999(13)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on November 18, 1999.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2003.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-74318) filed on January 21, 1994.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-45274) filed on September 6, 2000.
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996.
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A filed on December 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A filed on February 21, 2003.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-17521) filed on December 9, 1996.
(9)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 9, 1998.
(10)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002.

(b)	Reports on Form 8-K.

On February 21, 2003, the Company filed a report on Form 8-K with the SEC relating to the registrant’s announcement, as presented in a press release issued by the registrant on February 20, 2003, that it had entered into an Agreement and Plan of Reorganization with Enzon Pharmaceuticals, Inc. dated as of February 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 14, 2003	By:	/s/ HUNTER JACKSON
Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Date: May 14, 2003	By:	/s/ MORGAN R. BROWN
Morgan R. Brown, Principal Financial Officer

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I,	Hunter Jackson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NPS Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ HUNTER JACKSON
Hunter Jackson, CEO, President and Chairman of the Board

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Morgan R. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of NPS Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ MORGAN R. BROWN
Morgan R. Brown, Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant(1)

2.2

Agreement and Plan of Reorganization made as of February 19, 2003, by and among the Registrant, Enzon Pharmaceuticals, Inc., Momentum Merger Corporation, Newton Acquisition Corporation, and Einstein Acquisition Corporation(2)

3.1A	Amended and Restated Certificate of Incorporation of the Registrant(3)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999(4)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996(5)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000(4)

3.2A	Amended and Restated Bylaws of the Registrant(3)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003(13)

4.1	Specimen Common Stock Certificate(3)

4.2A

Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant(5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001(6)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003(7)

4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc.(1)

4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc.(1)

4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company(1)

10.1	1987 Stock Option Plan and Form of Stock Option Agreement(3)

10.1B	1987 Stock Option Plan, as amended December 2002(13)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (3)

10.2B	1994 Equity Incentive Plan, as amended December 1996(8)

10.2C	1994 Equity Incentive Plan, as amended December 2002(13)

10.3A	1994 Non-Employee Directors’ Stock Option Plan(3)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996(8)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002(13)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (3)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document(8)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002(13)

10.5A	1998 Stock Option Plan(9)

10.5B	1998 Stock Option Plan, as amended December 2002(13)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors(3)

10.7	Severance Pay Plan(13)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993(3)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995(10)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996(5)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997(11)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997(11)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997(11)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement(13)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement(13)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement(13)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993(3)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc.(13)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996(10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999(13)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995(12)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995(10)

10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994(12)

10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995(13)

10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997(13)

10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997(13)

10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998(13)

10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999(13)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on November 18, 1999.
(2)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2003.
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-74318) filed on January 21, 1994.
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-45274) filed on September 6, 2000.
(5)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996.
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A filed on December 31, 2001.
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A filed on February 21, 2003.
(8)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-17521) filed on December 9, 1996.
(9)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement filed on April 9, 1998.
(10)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(11)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002.