Form 10-K/A
period 2002-12-31
NPS PHARMACEUTICALS INC
filed 2003-06-11
CIK 890465

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.YES       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the documents incorporated by reference therein contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K/A and the documents incorporated by reference therein regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate or discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•
the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, our and our collaborators’ ability to successfuly complete clinical trials, commercialize products and receive required regulatory approvals, and the length, time and cost of obtaining such regulatory approvals;

•	competitive factors;

•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•	the ability of our contract manufacturers to successfully produce adequate clinical supplies of our product candidates to meet our clinical trial and commercial launch requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic and market conditions.

You should also consider carefully the statements set forth in the section entitled “Risk Factors” of this Annual Report on Form 10-K/A, which addresses these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We have no plans to update these forward-looking statements.

Back to Contents

PART I

ITEM 1. Business

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders.

Our product pipeline consists of product candidates in various stages of clinical development and preclinical development. Two of these product candidates, PREOS™; and Cinacalcet HCl (formerly called AMG 073), are in Phase III clinical trials. A third product candidate, ALX-0600, has completed a pilot Phase II clinical trial and plans are underway to commence additional clinical trials. PREOS and ALX-0600 are proprietary to and are being developed by us. PREOS is our brand name for our recombinant, full-length parathyroid hormone that we are developing for the treatment of osteoporosis. ALX-0600 is our analog of glucagon-like peptide 2 that we are developing for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s Disease. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; NPS 1776 for epilepsy and migraine; and NPS 1506 for depression. Of these three, the calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research development and license agreements with AstraZeneca AB, GlaxoSmithKline and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson with respect to certain of our product development programs.

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

Back to Contents

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

Our Product Development Programs

The following is a summary of our product development programs by therapeutic area:

Product or Program	Indication(s)	Status	Licensees and Collaborators

Bone and Mineral Disorders

PREOS	Osteoporosis	Phase III	Proprietary

Calcilytic Compounds	Osteoporosis	Phase I / Preclinical	GlaxoSmithKline*

Cinacalcet HCl	Hyperparathyroidism
	Primary	Phase II	Amgen
	Secondary	Phase III	Amgen
	Secondary	Phase II (Japan)	Kirin

Gastrointestinal Disorders

ALX-0600	Short Bowel Syndrome	Phase II	Proprietary
	Crohn’s Disease	Preclinical	Proprietary

Central Nervous System Disorders

NPS 1776	Epilepsy / Migraine	Phase I	Proprietary

NPS 1506	Depression	Phase I	Proprietary

Metabotropic Glutamate
Receptors	Psychiatric and Neurologic Disorders and Pain	Preclinical	AstraZeneca*

Glycine ReuptakeInhibitors	Schizophrenia and Dementia	Preclinical	Janssen*

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

Hyperparathyriodism is also classified as a bone and mineral disorder. In hyperparathyroidism, there is an oversecretion of parathyroid hormone by the parathyroid glands located in the neck. Symptoms of hyperparathyroidism may include bone loss and pain, bone deformities, muscle weakness, severe generalized itching and abnormal calcification of soft tissues, including the heart. Patients may also experience depression and cognitive dysfunction. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is an age-related disorder that is classified by enlargement of one or more of the four parathyroid glands. Secondary hyperparathyroidism is primarily a physiological response to failing kidney function. As renal function deteriorates, the body is unable to maintain proper levels of calcium, vitamin D

Back to Contents

and phosphorus in the blood. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium and decrease phosphorus levels in the blood.

PREOS and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS internally, and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS.     PREOS is our brand name for recombinant, full-length, human parathyroid hormone that we are developing for the treatment of osteoporosis. Currently, we expect that PREOS will be delivered subcutaneously on a daily basis through an injection pen device designed for an aging patient who may also have arthritis in order to make delivery of the drug simple and relatively painless. Although chronically high levels of parathyroid hormone are known to cause bone loss, as in hyperparathyroidism, preclinical and clinical studies show that daily dosing with PREOS, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. In a Phase II clinical trial of over 200 post-menopausal women completed in 1997, daily injections of PREOS produced a clinically and statistically significant increase in bone mineral density in the lumbar spine of nearly eight percent in only one year.

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

We believe there exists a significant need for improved therapy that will increase bone mineral density to a greater degree and at a faster rate, thereby reducing the risk of fracture. Parathyroid hormone treatment, such as our product candidate, PREOS, and Lilly’s parathyroid hormone-fragment, Forteo, launched in the United States in December 2002, are designed to address this medical need and to supplement currently available treatments. These agents stimulate bone formation and are the only near-term products demonstrated to build architecturally sound, high quality, new bone.

PREOS is our recombinant parathyroid hormone consisting of all 84 amino acids found in the naturally occurring human parathyroid hormone. Lilly’s Forteo is a fragment of the naturally occurring parathyroid

Back to Contents

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

PREOS Development Status.     We are currently conducting a pivotal Phase III clinical trial for PREOS. This trial, referred to as the Treatment of Osteoporosis with Parathyroid hormone Study, or TOP Study, is a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS to reduce fractures and build new bone in women with osteoporosis. The TOP Study is evaluating the effects of PREOS in post-menopausal women who have osteoporosis and who might have suffered a fracture, but who are not receiving drug or hormone therapy for osteoporosis. Women participating in the study receive daily, subcutaneous injections of PREOS or placebo. Dosing in this study is planned to last for 18 months. Enrollment in the TOP Study was completed in March 2002 with over 2,600 patients. We expect that all dosing in the initial phase of this trial will be concluded by September 30, 2003. Women who have finished their participation in the TOP Study are able to receive additional treatment with PREOS. We refer to this study as the Open Label Extension Study, or the OLE study. Women who received PREOS in the TOP Study may receive an additional 6 months of PREOS treatment for a total of 24 months treatment. Women who received placebo in the TOP Study may receive 18 months of PREOS treatment.

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

In addition, PREOS is being tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. Our participation in this study was limited to making available supplies of PREOS for use in the study. In return, we have been granted the right to use data and results generated from the study in our regulatory filings with the FDA. This randomized, double-blind trial is referred to as the PaTH study, parathyroid hormone and alendronate in combination for the treatment of osteoporosis. This trial, which is scheduled to conclude in September 2003, enrolled approximately 240 women with low bone mineral density and will test whether PREOS is more effective in building bone mineral density than Fosamax, and whether the combination of PREOS and Fosamax is more effective in building bone mineral density than either therapy alone. We expect that one year results from the PaTH study will be presented at a major medical conference during 2003. The investigators have given us a limited review of preliminary, 1-year data. From this review, we currently expect that the full data package, when published, will demonstrate that PREOS will have a positive effect on both bone mineral density and bone quality and that measures of efficacy and safety are consistent with our Phase II study and with published studies of terraparitide and alendronate.

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

Back to Contents

Calcilytic Compounds Development Status.     We are collaborating with GlaxoSmithKline on the discovery and characterization of calcilytic compounds for the treatment of osteoporosis. Calcilytic compounds, antagonistics of calcium receptors temporarily increase the secretion of the body’s own parathyroid hormone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of calcilytics. In these studies, we observed that increased levels of parathyroid hormone achieved by this mechanism are equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. As a result, we believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a cost-effective treatment for osteoporosis. We conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. GlaxoSmithKline has conducted a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. GlaxoSmithKline continues its evaluation of calcilytic compounds to identify a lead candidate to take into the clinic to test for both safety and efficacy.

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

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl (formerly called AMG 073) is our orally active, calcimimetic compound being developed for the treatment of primary and secondary hyperparathyroidism. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone. Cinacalcet HCl has been licensed for development and commercialization to Amgen and Kirin. In December 2001, Amgen commenced Phase III clinical trials of Cinacalcet HCl for the treatment of secondary hyperparathyroidism. Amgen has announced that it intends to file an NDA for Cinacalcet HCl for the treatment of secondary hyperparathyriodism during the second half of 2003.

Amgen continues to conduct Phase II clinical trials of AMG 073 for the treatment of primary hyperparathyroidism. Kirin is conducting Phase II clinical trials of Cinacalcet HCl for the treatment of secondary hyperparathyroidism.

Market Opportunity.     Over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and over 500,000 people in the United States are estimated to suffer from the disorder. The current treatment for primary hyperparathyroidism is the surgical removal of one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism. Studies suggest that over 30 percent of the estimated two million patients in the United States with chronic renal failure are affected by secondary hyperparathyroidism. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Approximately 85 percent of the estimated 300,000 chronic renal failure patients who require either dialysis or renal transplant suffer from secondary hyperparathyroidism. Current treatments for secondary hyperparathyroidism include vitamin D and phosphate binders, neither of which directly regulate the secretion of parathyroid hormone.

Development Status.     Amgen has completed two Phase II clinical trials with AMG 073 in patients with primary hyperparathyroidism. The preliminary results from these two studies were presented at the American Society of Bone and Mineral Research meetings in 2000 and 2001 and the final results were presented at the Endocrine Society meeting in June 2002. Amgen has completed four Phase II studies in patients with end-

Back to Contents

stage renal disease and secondary hyperparathyroidism. The preliminary results obtained with Cinacalcet HCl in patients on dialysis were presented at the American Society of Nephrology meetings in 2000 and 2001 and additional data from these studies were presented at the American Society of Nephrology meeting in November 2002.

The results from Amgen’s two Phase II studies in patients with primary hyperparathyroidism demonstrated that Cinacalcet HCl was well tolerated and effectively lowered circulating levels of parathyroid hormone and calcium. The larger of the two trials was a one year study involving 78 male and female patients with elevated levels of serum parathyroid hormone and calcium. The patients were randomized to receive either oral doses of Cinacalcet HCl or placebo twice a day for 52 weeks. Circulating levels of parathyroid hormone and calcium fell within hours following the oral administration of Cinacalcet HCl and serum calcium levels were maintained within the normal range for one year following dosing with Cinacalcet HCl.

The four Phase II trials of Cinacalcet HCl in patients with end-stage renal disease with secondary hyperparathyroidism and elevated levels of parathyroid hormone levels were randomized, placebo-controlled, double blind studies. A total of 297 patients were treated with Cinacalcet HCl once daily. Results of the studies indicated that Cinacalcet HCl was well tolerated and effective in reducing circulating levels of parathyroid hormone in patients with secondary hyperparathyroidism. Treatment of hemodialysis patients with Cinacalcet HCl also significantly reduced the calcium-phosphorous product whereas this product increased in patients on placebo. This reduction was seen after twelve weeks of dosing with Cinacalcet HCl and was maintained for up to two years of treatment.

Patients with secondary hyperparathyroidism typically have bone abnormalities, which are often manifested as bone pain and lowered bone mineral density. Preliminary results of a Phase II clinical study were presented at the American Society of Nephrology meeting in November 2002. These preliminary results show that daily dosing with Cinacalcet HCl for one year not only lowered serum levels of parathyroid hormone but additionally prevented decreases in bone mineral density in the lumbar spine and femoral neck when compared to placebo. Total body bone mineral density was also increased by treatment with Cinacalcet HCl and these increases were significantly correlated with the percent reduction in serum levels of parathyroid hormone. No deleterious effects of Cinacalcet HCl on bone morphology were observed.

Chronically increased circulating levels of parathyroid hormone are often associated with cognitive deficits. In two of the Phase II studies conducted by Amgen, some patients were asked to participate in a Quality of Life Cognitive Functioning study by rating six indices of cognitive function at the start of the trial and after twelve or eighteen weeks of treatment with Cinacalcet HCl or placebo. A total of 132 patients completed this survey. In both studies, those receiving Cinacalcet HCl showed significant increases in the cognitive function scale compared to placebo and these increases were correlated with reductions in serum levels of parathyroid hormone. These findings suggest that Cinacalcet HCl improves cognitive function in patients with secondary hyperparathyroidism in addition to lowering serum levels of parathyroid hormone and the calcium-phosphorous product and increasing bone mineral density.

Amgen has paid to us license fees, research support payments, and milestone payments, and has made equity purchases totaling $22.5 million, including the milestone payment for the commencement of Phase III trials in secondary hyperparathyroidism. Amgen will pay us up to an additional $23.0 million if it achieves other development and regulatory milestones. Amgen will also pay us royalties on any sales of Cinacalcet HCl in its territories. Kirin has paid to us $19.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $6.0 million upon accomplishment of additional milestones. Kirin also is required to pay us royalties on any sales of Cinacalcet HCl in its territories.

Gastrointestinal Disorders

Overview.     The gastrointestinal tract is involved in the digestion and the absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of metabolic and digestive processes, and in balancing the absorption and secretion of electrolytes and water. People that suffer from gastrointestinal disorders can have severe consequences on the quality of their life.

Back to Contents

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

We believe that ALX-0600 may also be useful in treating other gastrointestinal conditions characterized by malabsorption, altered absorptive capacity and inflammation or deterioration of the intestinal wall. Examples of these conditions include inflammatory bowel disease, like Crohn’s Disease, and intestinal mucositis in cancer patients.

Development Status.     We have completed a pilot Phase II study in adults with short bowel syndrome. The purposes of this study were to evaluate the safety, tolerability and effect of a 21-day subcutaneous dosing regimen of ALX-0600. In this study, subgroups comprising a total of 22 patients with significant portions of the small intestine removed, received ALX-0600 in one of three doses by daily subcutaneous injection. After 21 days of treatment, the patients, all of whom were dependent on parenteral nutrition, showed significant improvements in intestinal function. An important result of the improved intestinal function in these patients was a statistically significant increase in fluid and nutrient absorption. Histological examination of tissue from patient biopsies showed a statistically significant increase in the number and size of epithelial cells lining the small intestine. The drug appeared to be safe and well-tolerated. We continue reviewing the data from this study and are designing a pivotal study in short bowel syndrome, to be commenced following approval of the clinical design by both U.S. and European regulatory agencies. We also expect to begin a proof-of-concept clinical study in patients with Crohn’s Disease in the second half of 2003.

Prior to acquiring Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cdn. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period that we believe qualify for reimbursement of the remaining Cdn.

Back to Contents

$900,000 up to the maximum Cdn. $8.4 million. The agreement provides Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian- based companies to provide certain services in connection with the development of ALX-0600. This requirement could make continued development of ALX-0600 unfeasible because of the costs and time required to develop and source this product solely in Canada. As a result, we have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. We notified the Government of Canada of our arrangements and received their authorization to proceed. We cannot be certain that additional waivers will be granted in the future. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. If we cannot reach an agreement with the Government of Canada, or amend certain provisions of the agreement, we may choose to abandon or it may be impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

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

There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism activities and their location throughout the central nervous system. Published research indicates that the different mGluRs subtypes are involved in diseases such as anxiety, schizophrenia, Parkinson’s disease and chronic pain among others. Our ability to identify compounds that are selective for each of the various mGluR subtypes has enabled the development of powerful and selective tool compounds to aid in understanding of the role of mGluRs in various central nervous system disease states. We believe that it is possible to pursue the development of a multitude of products that will provide novel treatments for many central nervous system disorders.

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and under some circumstances through March 2006. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the

Back to Contents

development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. For more information about our agreement with AstraZeneca, see the section entitled “Business—Collaborative Research, Development and License Agreements.”

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

NPS 1506 targets NMDA receptor-operated calcium channels which are activated by the neurotransmitter glutamate. Published research has suggested that glutamate may play a role in the development of depression. We believe NPS 1506 may be effective as a treatment for the acute and urgent symptoms of major depressive order. NPS 1506 does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. NPS 1506, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. Efforts are underway to evaluate the future continued development of NPS 1506 for the treatment of depression.

In 1998 we completed a Phase I clinical trial in healthy volunteers with ALX-0646, a small molecule, for the treatment of migraine. In August 2000, we entered into an agreement with Forest Laboratories Inc. in which we granted to Forest worldwide commercialization rights to ALX-0646 in return for Forest’s commitment to fund further development of ALX-0646 and pay us milestone payments of up to $25.0 million, as well as royalties on any sales of ALX-0646. In November 2001, we earned and received a $1.0 million milestone payment from Forest for developments made by Forest with the compound. In January 2002, Forest notified us that we had earned a $2.0 million milestone payment for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. Forest read and approved a draft press release prepared by us and announcing that we had earned the milestone payment. In March 2002, we received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to us. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. We have initiated arbitration in accordance with the terms of the agreement claiming our right to receive this milestone payment. Absent resolution of this issue, we will not recognize revenue for the $2.0 million milestone. NPS is continuing its evaluation of alternatives for future development plans for the compound.

Internal Discovery Research

Through internal discovery efforts, we have developed a diverse product pipeline covering a variety of disorders. This pipeline allows us to reduce the impact of any single product failure and increases our flexibility to focus on our most promising programs. The continued expansion of our product pipeline is

Back to Contents

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

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include payments to the Company for research support performed by us, payments for the achievement of specified milestones, and payments for royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilit ate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the company, sale of substantially all of the assets of the company or a sale of a majority of the voting shares of the company, without first obtaining the written consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, GlaxoSmithKline, AstraZeneca, Janssen and Kirin.

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

Amgen.     In December 1995, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize Cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which we licensed such rights to Kirin. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including Cinacalcet HCl, in its territories. Amgen paid us an initial up-front license fee of $10.0 million upon signing the agreement and agreed to pay us up to $400,000 per yea r in development support for five years, which obligation has now expired. In addition, if specified milestones are achieved, then Amgen is required to make additional milestone payments of up to $26.0 million and must pay royalties to us on any sales of Cinacalcet HCl or other related compounds. To date, Amgen has paid to us $3.0 million in milestone payments. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement including Cinacalcet HCl would

Back to Contents

revert back to us. Furthermore, if Amgen terminates the agreement none of their payments to us are refundable.

GlaxoSmithKline.     In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We initially received from GlaxoSmithKline an upfront license fee payment of $6.0 million and we later began receiving payments from GlaxoSmithKline in support of our research efforts under the initial research term of the agreement. GlaxoSmithKline also has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting from the collaboration. In addition to research funding, and inclusive of prior milestone payments and the upfront license fee, GlaxoSmithKline has agreed to pay us up to an aggregate of $23.0 million as it achieves certain additional development or marketing milestones. GlaxoSmithKline must also pay us royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement, and a percentage of profits from co-promotion of such products. To date, we have received license fee, milestone and research and development support payments totaling $21.0 million under this agreement. GlaxoSmithKline may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event we breach the agreement GlaxoSmithKline may terminate on 60 days’ written notice for our breach. If GlaxoSmithKline terminates the agreement, none of their payments to us are refundable unless such termination is due to our material breach which is not cured, in which case we would be required to return to GlaxoSmithKline all milestone payments received by us, other than the initial license fee. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. The collaborative research portion of this agreement is now continuing on a month-to-month basis with considerably more work being done by GlaxoSmithKline than by us. We are discussing with GlaxoSmithKline appropriate next phases of the collaborative research portion of our agreement.

AstraZeneca.     In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on protein structures known as metabotropic glutamate receptors (mGluRs). We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, we will work together on the identification of mGluR-active compounds. We are required to co-direct the research and pay for an equal share of the research costs through a minimum of 30 months and, under certain circumstances, for a term of 60 months. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share proportionately in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach or insolvency will result in the return to us of all rights we granted and the related technology, including improvements. Termination by AstraZeneca for our breach or insolvency would result in the assignment to AstraZeneca of rights to certain of our patents and technology related to mGlur-active

Back to Contents

compounds. Similarly, termination by us for AstraZeneca’s breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to us.

Janssen.     In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, we have received milestone payments totaling $1.0 million under this agreement. We may terminate the agreement if Ja nssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but must pay a royalty to Janssen on product sales after that termination. If Janssen terminates the agreement, none of their payments to us are refundable.

Kirin.     In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize Cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events. To date, we have received $7.0 million in milestone payments from Kirin. Kirin is required to pay us royalties on any sales of products containing Cinacalcet HCl or a similar com pound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize Cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize Cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to us are refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Sponsored and Government Funded Research Programs

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses.

For example, in February 1993, we entered into a collaborative research agreement and a patent license agreement with The Brigham and Women’s Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. Under the patent license agreement, we are responsible for all costs relating to obtaining regulatory approval from the FDA or any other federal, state or local government agency and carrying out any clinical studies, relating to the technology. The research agreement grants us a right of first negotiation for exclusive license rights to any patentable subject matter arising out of research that we sponsor at the hospital. The Brigham and Women’s Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to

Back to Contents

promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. Brigham and Women’s Hospital may terminate the patent agreement if we breach the terms of the patent agreement and do not cure the breach within 60 days of receiving notice of the breach. Certain violations of terms of the patent agreement, if pursued by Brigham and Women’s Hospital, might result in the exclusive, royalty-free license of the technology to Brigham and Women’s Hospital or other adverse consequences. Either party may terminate the research agreement in the event of a breach, if the breaching party fails to cure the breach within 30 days of receiving notice. Upon termination of the research agreement by either party, we must return all information, data and material related to the research agreement to Brigham and Women’s Hospital.

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cdn. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recogniz ed any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining $900,000 up to the maximum Cdn. $8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian-based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addi tion, the agreement requires us to enter into a licensing arrangement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of ALX-0600 without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. We notified the Government of Canada of our arrangements and received their authorization to proceed. If we default under the agreement, the Canadian governments declares an event of default, and we do not remedy the default, we could be required to repay all amounts received from the Canadian Government plus interest and other damages depending on the occurrence of certain events. However, the Canadian Government does not have unilateral ability to terminate or cancel the contract. The Canadian Government may declare an event of default if we become bankrupt, are dissolved, inten tionally submit false or misleading information, fail to comply or perform in accordance with the material terms of the agreement, or fail to make potential royalty payments which may become due in the future under this agreement. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or it may be impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

Back to Contents

New Drug Development and Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, all of our drug candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significa ntly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacturer, sale or use or in their withdrawal from the market.

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

Back to Contents

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

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We cannot guarantee that the FDA will grant any requests that we may make for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, the FDA’s approval of a fast track product can include restrictions on the product’s use or distribution, such as permitting use only for specified medical procedures or limiting distribu tion to physicians or facilities with special training or experience. Approval of fast track products can be conditional with a requirement for additional clinical studies after approval.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our or our partner’s activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material advers e effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Back to Contents

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

We have been issued approximately 168 patents in the U.S. and have been granted approximately 299 patents in other countries. Eight issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2018. Six issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Twelve issued U.S. patents cover calcimimetics (including Cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Eleven issued U.S. patents cover technology related to ALX-0600 and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Three issued U.S. patents cover technol ogy related to NPS 1776. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2020. Five issued U.S. patents cover technology related to NPS 1506. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2018. Seven issued U.S. patents cover technology related to metabotropic glutamate receptors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020. Thirteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020.

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

Back to Contents

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

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. For osteoporosis, there are a number of therapies which are currently being marketed, including es trogen replacement therapies like Wyeth-Ayerst’s Premarin, bisphosphonates like Merck’s Fosamax, and selective estrogen receptor modulators, like Lilly’s Evista. Lilly also launched Forteo in December 2002, which will compete directly with PREOS as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo.

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

Back to Contents

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

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches at that time had exhibited precipitation of the reconstituted drug before the expiration of the required time period. After conducting an extensive review of fill and finish procedures to assess and correct the problem, on July 23, 2002, we announced that we had implemented changes in the process used to prepare the finished drug, and that we had produced limited quantities of PREOS that met our release specifications. Since we instituted certain changes to the fill and finish process for PREOS in June 2002, all batches have passed stability specifications. Based on our continued work, and on contacts with regulatory agencies, we do not believe that any further changes will be required in our production processes to proceed with the filing of an NDA for PREOS.

We currently have sufficient clinical supplies of PREOS to complete the TOP study, and we believe that our contract manufacturers will be able to produce sufficient supply of PREOS to complete all of our other ongoing clinical studies. However, if any of the problems we have experienced in the past reoccur and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our other current clinical trials, we would be required to modify our finished product formulation and modify or terminate our clinical trials for PREOS. Any modification of our finished product or modification or termination of our Phase III clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

We depend on a number of single source contract manufacturers to supply key components of PREOS. For instance, we depend on SynCo Bio Partners B.V., or SynCo, which produces supplies of bulk drug product of PREOS to support the PREOS clinical trials and the commercial launch of PREOS. We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Because of our dependence on Vetter, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of PREOS to meet the needs of our clinical trials or be able to scale to commerci al production of PREOS. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. While we are currently in discussions, to date, we have not entered into a long-term agreement with Vetter, who currently produces PREOS on a purchase order basis. Accordingly, Vetter could terminate our relationship at any time and for any reason. If our relationship with Vetter is terminated, or if Vetter is unable to produce PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

We expect to depend on contract manufacturers to supply commercial-scale quantities of PREOS. In October 2002, we entered into an agreement with Boehringer Ingelheim Austria GmbH, or BI, for the manufacture of bulk drug supplies of PREOS in support of commercial launch. Under this agreement, we are working with BI to facilitate a technology transfer process and appropriate testing, documentation and quality standards and procedures prior to the commencement of commercial production. We expect this technology transfer process to be lengthy and complicated, and we have agreed to expend substantial resources over the term of the agreement. Production of commercial supplies of PREOS will occur over a three-year period commencing in 2004. As of December 31, 2002, we have an outstanding commitment for future technology

Back to Contents

transfer, testing, documentation, and quality standards and procedure development, and commercial production of drug substance of approximately $96.6 million. We estimate that the outstanding commitments will be paid as follows: $7.2 million in 2003, $14.3 million in 2004, $37.1 million in 2005 and $38.0 million in 2006. In addition, FDA and comparable foreign regulatory approvals may be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

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

We are also seeking arrangements with contract manufacturers for supplies of ALX-0600 to be used in future clinical trials. Our agreement with the Government of Canada requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. We have been unable to identify a Canadian manufacturer capable of manufacturing and formulating ALX-0600 in compliance with Current Good Manufacturing Practices, or cGMP, and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Government of Canada of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials. If clinical supplies of ALX-0600 are disrupted, exhausted, or fail to arrive when neede d, we will have to substantially curtail or postpone initiation of planned clinical trials with ALX-0600.

Employees

As of May 31, 2003, we employed 208 individuals full-time, of which 47 hold Ph.D. degrees and 36 hold other advanced degrees. A total of 144 full-time employees are engaged in research, development and support activities. A total of 64 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

Recent Events

On February 19, 2003, we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced that they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreement to terminate the merger, NPS paid to Enzon a termination fee in the form of 1.5 million shares of NPS common stock, which, subject to certain limitations contained in a Registration Rights Agreement, will be registered for resale by Enzon. We have incurred significant expenses in connection with the proposed merger and we are still required to make substantial payments to advisors and service providers that we engaged to assist us in connection with the proprosed merger and the termination of the Merger Agreement, which will impact our capital resources.

Back to Contents

RISK FACTORS

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. We reported net losses of $86.8 million, $50.0 million and $32.1 million for the years ended 2002, 2001 and 2000. As of December 31, 2002, we had an accumulated deficit of approximately $247.8 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS and Cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significa nt product sales revenue or receive significant royalties on our licensed product candidates.

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

We are currently conducting Phase III clinical trials for PREOS in humans as well as a carcinogenicity study in rats. Amgen, our licensee, is conducting Phase III clinical trials for Cinacalcet HCl, a compound intended to treat hyperparathyroidism. Our success will depend, to a great degree, on the success of these and subsequent clinical trials. In order to successfully commercialize PREOS and Cinacalcet HCl, we and our collaborators must be able to, among other things, obtain required regulatory approvals for these product candidates. Prior to receiving approval for commercialization, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and comparable foreign regulatory authorities, that each of these product candidates is both safe and efficacious. While no significant safety issues have emerged in Phase I and Phase II clinical trials with respect to either of these product candidates, we will still need to demonstrate their efficacy for the treatment of their respective specific indications, as well as their continued safety through the conduct of Phase III clinical trials. To date, we have not demonstrated long-term safety in clinical trials with either of these product candidates. Additionally, the results of our current clinical studies may indicate that the candidates are unsafe, ineffective or both, notwithstanding the results of earlier clinical trials. We cannot assure you that either or both of these products will prove to be safe or efficacious in accordance with regulatory requirements. Further, we cannot assure you that these product candidates will be approved in a timely manner, if at all. Our ability to successfully complete clinical trials for PREOS will also depend on whether problems we experienced in 2002 in producing finished clinical supplies of PREOS reoccur. The successful outcome of Amgen’s Phase III clinical trials for Cinacalcet HCl will depend in part on Amgen’s ability to successfully complete enrollment in the trials on a timely basis and to obtain adequate clinical supplies to meet the needs of their clinical trials in compliance with applicable regulatory requirements. If we or Amgen fail to successfully obtain regulatory approvals for PREOS or Cinacalcet HCl, our business will be materially harmed and our stock price will be adversely affected.

Back to Contents

We have no manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing and storage of our product candidates used in our clinical trials. We do not have long-term agreements with all of our sole source suppliers of PREOS. Product introductions may be delayed or suspended if the manufacture of our products is interrupted or discontinued.

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

We expect to depend on contract manufacturers to supply commercial-scale quantities of PREOS. In October 2002, we entered into an agreement with Boehringer Ingelheim Austria GmbH, or BI, for the manufacture of commercial quantities of bulk drug supplies of PREOS in support of commercial launch. Under this agreement, we are working with BI to facilitate a technology transfer process and appropriate testing, documentation and quality standards and procedures prior to the commencement of commercial production. We expect this technology transfer process to be lengthy and complicated, and we have agreed to expend substantial resources over the term of the agreement. In addition, FDA and comparable foreign regulatory approvals may be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successful ly transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

Even if we are able to complete our clinical trials, our current or future manufacturers may be unable to scale production when necessary to enable commercial launch or accurately and reliably manufacture commercial quantities of PREOS at reasonable costs, on a timely basis and in compliance with the FDA’s cGMP. If our current or future contract manufacturers fail in any of these respects, our ability to timely complete our clinical trials, obtain required regulatory approvals and successfully commercialize PREOS will be materially and adversely affected.

We depend on a number of single source contract manufacturers to supply key components of PREOS. For instance, we depend on SynCo, which produces supplies of bulk drug product of PREOS to support the PREOS clinical trials and the commercial launch of PREOS. We also depend on Vetter for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Because of our dependence on Vetter, we are subject to the risk that Vetter may not have the capacity from time to time to produce sufficient quantities of PREOS to meet the needs of our clinical trials or be able to scale to commercial production of PREOS. We are also subject to the risk that d isruptions in Vetter’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. While we are currently in discussions, to date we have not entered into a long-term agreement with Vetter, who currently produces PREOS on a purchase order basis. Accordingly, Vetter could terminate our relationship at any time and for any reason. If our relationship with Vetter is terminated, or if Vetter is unable to produce PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require significant additional time and expense, as well as additional clinical trials and regulatory approvals. Any

Back to Contents

disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

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

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches, at that time, had exhibited precipitation of the reconstituted drug in the injector pen before the expiration of the required time period. After conducting an extensive review of fill and finish procedures to assess and correct the problem, on July 23, 2002, we announced that we had implemented changes in the process used to prepare the finished drug, and that we had produced limited quantities of PREOS that met our release specifications.

We currently have sufficient clinical supplies of PREOS to complete the TOP study, and we believe that our contract manufacturers will be able to produce sufficient supply of PREOS to complete all of our other ongoing clinical studies. However, if any problems we have experienced in the past reoccur, and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our other clinical trials, we would be required to modify our finished product formulation and modify or terminate such clinical trials for PREOS. Any modification of our finished product or modification or termination of those Phase III clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

Back to Contents

Clinical trials are long, expensive and uncertain and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely affect our stock price.

Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical tri als of any of our drug candidates, including PREOS and Cinacalcet HCl, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including Cinacalcet HCl, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals or achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether. For example, in early 2002, Abbott terminated its agreement with respect to NPS 1776, and Forest Laboratories has terminated its agreement with us with respect to ALX-0646. As a result, the advancement of these programs was delayed.

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

Collaborative agreements, including our existing collaborative agreements, pose the following risks:

Back to Contents

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

We have recruited and continue to recruit marketing, market research, and product planning personnel. However, we currently have no sales, marketing or distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if we are successful in our Phase III clinical trials with PREOS, and the FDA grants approval for the commercialization of PREOS, we will be unable to introduce the product to market without developing these capabiliti es internally or establishing a marketing collaboration with a pharmaceutical company with those resources. We have only recently begun to develop our internal sales and marketing force and cannot assure you that we will be successful in our efforts to establish this force. Further, if we establish relationships with one or more large pharmaceutical companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

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

Back to Contents

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to product candidates;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate;

•	how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect, and method of delivery; and

•	whether we are able to establish agreements with third party collaborators, including large pharmaceutical companies, with respect to any of our product candidates on terms that are acceptable to us.

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

Our agreement with the Government of Canada requires that the ALX-0600 we use in clinical trials and for commercial launch be manufactured by a Canadian company. This agreement also contains a number of other significant restrictions on our ability to develop, manufacture and commercialize ALX-0600 outside of Canada. To the extent that we are unable to comply with any performance obligation or obtain a waiver of the obligation, the Government of Canada would have the right to declare us in default. If we were unable to cure the default, we could suffer adverse consequences, including the payment of liquidated damages that would be material to us, repaying all amounts received by us from the Government of Canada or surrendering all intellectual property rights associated with ALX-0600 in some circumstances. However, the Government of Canada does not have the unilateral ability to terminate or cancel the contract. We have been unable to identify a Canadian manufac turer capable of manufacturing and formulating ALX-0600 in compliance with cGMP and with sufficient quantity and quality for our future clinical development program. As a result, we have arranged for a contract manufacturer outside of Canada to manufacture the bulk compound, which is then formulated into ALX-0600 by a Canadian company. We have notified the Government of Canada of our arrangements and received their authorization to proceed with the manufacture of ALX-0600 for our Phase II clinical trials. We cannot be certain that we will be able to obtain additional waivers in the future. We are currently in negotiations with the Government of Canada to amend the provisions of our agreement that could adversely affect the continued development of ALX-0600. In July 2002, we began negotiations with the Government of Canada to pursue mutually acceptable adjustments to the terms of the agreement. We cannot assure you that such negotiations will be successful. If we cannot reach an agreement with the Governm ent of Canada on amending certain provisions of the agreement, it may be impractical for NPS to continue our development of ALX-0600. If we do reach an agreement we could be required us to make payments that could be material in amount.

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

Back to Contents

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

•	engage in equity financings that would be dilutive to current stockholders;

•	delay, reduce the scope of or eliminate one or more of our development programs;

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

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare’s policy may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if re imbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as ALX-0600 for the treatment of short bowel syndrome.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products and we may not be able to compete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, was introduced into the United States market in December 2002 by Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS is approved by the FDA, it will compete directly with Forteo and other approved therapies, including estrogen replacement therapies, bisphosphonate and selective estrogen modulators therapies. Similarly, Hectoral, a product of Bone Care International, Inc., is currently being marketed as a treatment to relieve some symptoms of secondary hyperparathyroidism and, if it is approved by the FDA, will compete directly with Cinacalcet HCl. Also, Genzyme Pharmaceuticals, Inc. is currently marketing RenaGel, which is a treatment for hyperphosphatemia, a condition resulting from secondary hyperparathyroidism. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and

Back to Contents

other regulatory approvals for product candidates sooner and be more successful in manufacturing and marketing their products than we or our collaborators.

Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery, or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing, or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or f ound to be unenforceable. Until recently, patent applications in the United States were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the United States after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

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

Back to Contents

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

Our products and product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including PREOS. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Futher, we may incur substantial costs defending ourselves in lawsu its against charges of patent infringement or other unlawful use of another’s proprietary technology.

We are subject to extensive government regulation that may cause us to cancel or delay the introduction of our products to market.

Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay , limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory schemes vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

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

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing

Back to Contents

requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s Current Good Manufacturing Practice, or cGMP, and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

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

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials on humans, however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial res ources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

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

Back to Contents

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

Antitakeover provisions in our Certificate of Incorporation, Bylaws, stockholder rights plan and under Delaware law may discourage or prevent a change of control.

Provisions of our Certificate of Incorporation, Bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change of control of the Company. For example, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control and recently, the Board of Directors amended the Company’s Bylaws to eliminate the right of 20% of the stockholders to call a special meeting of stockholders.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us, including the issuance of 1.5 million shares of our common stock to Enzon in connection with the termination of the proposed merger and shares issued in connection with strategic alliances, could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the market price of our common stock to drop.

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

Back to Contents

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

	High	Low

2001
First Quarter	$47.12	$15.00
Second Quarter	43.00	17.56
Third Quarter	40.13	25.21
Fourth Quarter	41.40	28.80
2002
First Quarter	$38.70	$24.25
Second Quarter	35.00	13.06
Third Quarter	26.22	11.59
Fourth Quarter	30.93	20.45

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

Back to Contents

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

	Year Ended December 31,					October 22, 1986 (inception) through December 31, 2002

Consolidated Statements of Operations Data:	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Revenues from research and license agreements	$2,154	$10,410	$7,596	$3,445	$3,568	$75,673

Operating expenses:
Research and development	80,872	60,090	27,888	16,935	17,856	260,418
General and administrative	14,777	12,099	12,036	5,983	5,546	73,928
Amortization of goodwill and acquired intangibles (1)	1,322	3,411	3,561	—	—	8,294
In process research and development acquired	—	—	—	17,760	—	17,760

Total operating expenses	96,971	75,600	43,485	40,678	23,402	360,400

Operating loss	(94,817)	(65,190)	(35,889)	(37,233)	(19,834)	(284,727)
Other income, net	7,883	15,522	4,277	1,579	2,672	38,608

Loss before income tax expense	(86,934)	(49,668)	(31,612)	(35,654)	(17,162)	(246,119)
Income tax expense (benefit)	(102)	300	—	—	—	1,216

Loss before cumulative effect of change in accounting principle	(86,832)	(49,968)	(31,612)	(35,654)	(17,162)	(247,335)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)		—	(500)	—	—	(500)

Net loss	$(86,832)	$(49,968)	$(32,112)	$(35,654)	$(17,162)	$(247,835)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(2.79)	$(1.67)	$(1.32)	$(2.77)	$(1.39)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)	—	—	(0.02)	—	—

Net loss per share (3)	$(2.79)	$(1.67)	$(1.34)	$(2.77)	$(1.39)

Diluted weighted average shares outstanding (3)	31,165	29,912	24,007	12,863	12,337
Proforma amounts assuming revenue recognition method is applied retroactively:
Net loss				$(34,654)	$(16,162)
Diluted net loss per share				$(2.69)	$(1.31)

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

Back to Contents

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

Back to Contents

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

PREOS.     PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We are currently conducting Phase III clinical trials to demonstrate both safety and efficacy of this product candidate. During the years ended December 31, 2002, 2001 and 2000, we incurred $54.7 million, $43.7 million and $13.7 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $112.1 million since we acquired this product candidate from Allelix BioPharmaceuticals Inc. (Allelix) in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the U.S. Food and Drug Administration, or FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we hope to file a New Drug Application, or NDA, with the FDA at the conclusion of our Phase III trials, assuming that the clinical trials’ results support a filing. We completed enrollment in a pivotal Phase III trial in March 2002 and expect to complete dosing in that trial by September 30, 2003. Assuming successful completion of the Phase III trials, we anticipate filing an NDA for the treatment of osteoporosis in mid-2004. Because of the ongoing work with respect to the Phase III trials, the preparation and filing of the NDA, the initiatio n of commercial manufacturing activities, the preparations for sales and marketing, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the

Back to Contents

completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

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

ALX-0600.     ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing ALX-0600 for the treatment of short bowel syndrome and Crohn s Disease. We have completed a pilot Phase II trial in adults with short bowel syndrome. The drug appeared to be safe and well tolerated in this study. We are presently designing a pivotal study for adults with short bowel syndrome and expect to commence such study in late 2003 following approval of the clinical design by both the U.S. and European regulatory agencies. We also expect to begin a proof-of-concept clinical study in patients with Crohn’s Disease in the second half of 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the years ended December 31, 2002, 2001 and 2000, we incurred $10.2 million, $3.6 million and $1.3 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $18.0 million since we acquired this product candidate from Allelix in December 1999.

The goal of our ALX-0600 development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal Phase II/III clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the design of the pivotal trial in adults with short bowel syndrome, the early stage of the proposed clinical trials in Crohn’s Disease, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the ALX-0600 program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our ALX-0600 program will commence, if ever. To date, we have not received any revenues from product sales of ALX-

Back to Contents

0600. The risks and uncertainties associated with completing the development of ALX-0600 on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the year ended December 31, 2002 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including our collaboration with AstraZeneca in metabotropic glutamate receptors (mGluRs) described below.

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

During the year ended December 31, 2002, 2001 and 2000, we incurred $2.2 million, $1.3 million and 194,000, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

Other Programs for Central Nervous System Disorders.     We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We

Back to Contents

are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

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

During the years ended December 31, 2002, 2001 and 2000, we incurred $456,000, $472,000 and $1.3 million, respectively, in research and development expenses for these programs in the aggregate.

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

Results of Operations

Revenues.     Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $2.2 million, $10.4 million, and $7.6 million in 2002, 2001 and 2000, respectively. The decrease in revenues from 2001 to 2002 and the increase from 2000 to 2001 were primarily due to the recognition of milestone payments from our licensees Amgen, Kirin, Forest, and Janssen in 2001. Similar milestones were not recognized in either 2002 or 2000. We recognized revenue from our agreements as follows:

•	Under our agreement with GlaxoSmithKline, we recognized $438,000 in 2002, $750,000 in 2001, and $1.8 million in 2000;

•	Under our agreement with Kirin, we recognized no revenue in 2002, $3.0 million in 2001 and $1.0 million in 2000;

•	Under our agreement with Amgen, we recognized no revenue in 2002, $3.0 million in 2001, and $400,000 in 2000;

•	Under our agreement with Forest, we recognized no revenue in 2002, $1.0 million in 2001, and $200,000 in 2000;

Back to Contents

•	Under our agreement with Lilly Canada, we recognized no revenue in each of 2002 and 2001, and $1.7 million in 2000;

•	Under our agreement with Janssen, we recognized no revenue in 2002, $1.0 million in 2001, and $1.9 million in 2000; and

•	Under our research funding agreement with the Government of Canada, we recognized $1.8 million in 2002, $1.3 million in 2001, and $404,000 in 2000.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development.     Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $80.9 million in 2002 from $60.1 million in 2001 and $27.9 million in 2000. Research and development expenses increased from 2001 to 2002 principally due to an $8.9 million increase in the costs of conducting our clinical trials for PREOS, including the costs of our pivotal Phase III trial for which enrollment began during 2000 and enrollment was complete in March 2002, a $4.1 million increase in the costs associated with activities in the development of ALX-0600, and an $8.7 million increase in costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600, including costs related to a commercial manufacturing agreement signed in October 2002 with Boehringer Ingelheim Austria GmbH for the manufacture of bulk drug supplies of PREOS in support of commercial launch. Research and development expenses increased from 2000 to 2001 principally due to a $27.4 million increase in the costs of conducting our clinical trials for PREOS, a $1.0 million increase in the costs associated with activities in the development of ALX-0600, and a $2.8 million increase in costs to arrange for manufacturing and to manufacture clinical supplies of PREOS and ALX-0600.

General and Administrative.     Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $14.8 million in 2002 from $12.1 million in 2001 and $12.0 million in 2000. The increase in general and administrative expenses from 2001 to 2002 was due primarily to a $2.8 million increase in costs associated with increased marketing activities for PREOS and the hiring of additional marketing personnel.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and ALX-0600. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with ALX-0600 in adults with short bowel syndrome. Since the date of acquisition and through December 31, 2002, we have incurred total costs of approximately $112.1 million for PREOS and $18.0 million for ALX-0600. Total costs include all costs associated with the programs including all clinical development costs, manufacturing costs, outside legal and patent costs, personnel costs, and marketing related costs. Total costs and time-to-completion for each of these product candidates will depend on the costs we

Back to Contents

incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net.     Our total other income, net, decreased from $15.5 million in 2001 to $7.9 million in 2002. The decrease form 2001 to 2002 was mainly the result of decreased interest income of $5.1 million and decreased gain on sale of marketable investment securities of $1.0 million, both the result of lower interest rates and lower average cash, cash equivalent, and marketable investment securities balances. Balances of cash, cash equivalent and marketable investment securities during the fiscal year ended December 31, 2002, decreased as a result of the need to fund current operations and will continue to decrease as we operate our business; however, we were able to increase our cash, cash equivalent and marketable investment securities due primarily to proceeds we received from a public offering of 4.6 million shares of our common stock, which was completed in October 2002. Addit ionally during 2001, we recognized income of $1.7 million from equity method investments and recognized only $200,000 from equity method investments in 2002.

Our total other income, net, increased from $4.3 million in 2000 to $15.5 million in 2001. The increase from 2000 to 2001 was mainly the result of increased interest income of $7.2 million in 2001. The increase in interest income was the result of higher average balances of cash, cash equivalent and marketable investment securities. These balances increased primarily due to proceeds we received from our private placement offering of 3.9 million shares of our common stock which was closed in April 2000 and from a public offering of 4.6 million shares of our common stock which was completed in November 2000. In addition, the gain on the sale of marketable investment securities increased by $1.5 million in 2001 due to a decreasing interest rate environment resulting in larger realized gains on marketable investment securities. Finally, during 2001, we recognized income of $1.7 million from equity-method investments. A similar income amount was not recognized in 2000.

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

Back to Contents

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities. As of December 31, 2002, we had recognized $75.7 million of cumulative revenues from payments for research support, license fees and milestone payments and $434.5 million from the sale of equity securities for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $234.5 million at December 31, 2002. The primary objectives for our marketable investment securities portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on mat urities and concentration by type and issuer.

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

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our ALX-0600 product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million and have received payment on this amount. During 2002, we have recognized revenue of Cdn. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recogniz ed any revenue under this agreement during the six months ended December 31, 2002, although we have incurred development costs during this period we believe qualify for reimbursement of the remaining Cnd. $900,000 up to the maximum Cdn. $8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues we receive from the sale or license of ALX-0600. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian based companies to provide certain services in connection with the development of ALX-0600. For example, the agreement requires us to produce in Canada clinical and commercial supplies of ALX-0600. In addition, the agreement requires us to enter into a licensing agreement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of ALX-0600.

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

Back to Contents

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

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through at least September 2003 and, under certain circumstances, through March 2006. Additionally, as of December 31, 2002, we have a commitment for future manufacturing of PREOS of approximately $110.8 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents the contractual obligations of the Company as of December 31, 2002 (in millions):

Contractual Obligations	Total	2003	2004	2005	2006

Operating Leases	$1.4	$0.8	$0.6	$—	$—
Purchase Commitments	113.2	16.2	21.9	37.1	38.0

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through 2003. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; competing technological and market developments; the time and cost of obtaining regulatory approvals; the extent to which we choose to commercialize our future products through our own sales and marketing capabilities; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our cl inical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have suffic ient clinical supplies of PREOS to complete our TOP study, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Back to Contents

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

We apply the provisions of SAB No. 101, to all of our revenue transactions. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. We recognize revenue from upfront nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Cash received in advance of the perf ormance of the related research and development support and for up-front nonrefundable license fees when we have continuing involvement is recorded as deferred income.

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

Back to Contents

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

The Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21), addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We a re required and plan to adopt the provisions of Issue No. 00-21 for the quarter ending September 30, 2003. Because of the effort necessary to comply with Issue No. 00-21, it is not practicable for management to estimate the impact of adopting this statement as of the date of this report.

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

Back to Contents

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

Recent Events

On February 19, 2003, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Enzon Pharmaceuticals, Inc., or Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced that they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreement to terminate the merger, NPS paid to Enzon a termination fee in the form of 1.5 million shares of NPS common stock, which, subject to certain limitations contained in a Registration Rights Agreement, will be registered for resale by Enzon. We have incurred significant expenses in connection with the proposed merger and we are still required to make substantial payments to advisors and service providers that we engaged to assist us in connection with the proposed merger and the termination of the Merger Agreement, which will impact our cap ital resources.

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

Foreign Currency Risk.     Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the December 31, 2002 rate would cause the fair value of such monetary assets an d liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-32 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with accountants on accounting and financial disclosure.

Back to Contents

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

Back to Contents

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

Santo J. Costa, J.D. has served as a director since 1995. Mr. Costa has served as a member of the Board of Advisors of AM Pappas & Associates since March 2000 and Of Counsel to the law firm of Maupin Taylor & Ellis since June 2001. Mr. Costa served as a director of Quintiles Transnational Corporation, a publicly held global contract research organization, from April 1994 through June 2001 and served as its Vice Chairman from November 1999 through June 2001. From April 1994 to November 1999 he served as President and Chief Operating Officer for Quintiles. From 1986 to 1993, he was employed by Glaxo, Inc., a worldwide pharmaceutical company, where he served as Senior Vice President, Administration and General Counsel and was a member of that company’s board of directors. He is a director of three other publicly held

Back to Contents

companies, CV Therapeutics, Pilot Therapeutics, and Ribapharm, as well as several private companies. Mr. Costa received his J.D. from St. John’s University.

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

Joseph Klein, III has served as a director of NPS since 1998. Currently, Mr. Klein is Managing Director of Gauss Capital Advisors, LLC, a financial and investment advisory firm which he founded in March 1998. From September 2001 to September 2002, Mr. Klein served as a Venture Partner of MPM Capital, a large healthcare venture capital firm. From September 2000 to September 2001, Mr. Klein served as Managing Director of Gauss Capital Advisors, LLC, a financial and investment advisory firm. From June 1999 to September 2000, Mr. Klein served as Vice President, Strategy for Medical Manager Corporation, a physician office management information systems vendor. From June 1998 to June 1999, Mr. Klein served as Health Care Investment Analyst for The Kaufmann Fund, Inc., an open-ended mutual fund. From December 1995 to March 1998, Mr. Klein was Portfolio Manager and Chairman of the Investment Advisory Committee of the T. Rowe Price Health Sciences Fund, Inc. For o ver eight years from 1989 to March 1998, Mr. Klein served as Vice President and Health Care Investment Analyst for T. Rowe Price Associates, Inc., an investment management firm. He holds an M.B.A. from the Stanford Graduate School of Business and a B.A. in Economics form Yale University. Mr. Klein is a Director of Guilford Pharmaceuticals, a publicly held biotechnology company.

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

Edward K. Rygiel has served as a director since the closing of our acquisition of Allelix in December 1999. Mr. Rygiel served on the board of Allelix since 1995. Since January 2000, Mr. Rygiel has been Executive Vice President of MDS Inc., a publicly held health and life sciences company. Since April 1, 2003 he has been Executive Chairman of MDS Capital Corp., an independent venture capital group in which MDS

Back to Contents

Inc. has a minority interest. He previously served as President and Chief Executive Officer of MDS Capital Corp. from 1988 through March 2003. From 1988 to 2000, Mr. Rygiel was Senior Vice President, Strategic Investments, of MDS Inc. Mr. Rygiel currently is a director and Chairman of Hemosol, Inc., a publicly held biotechnology company, as well as the director of a number of private companies. Mr. Rygiel earned a B.A.Sc. from the University of Toronto, School of Chemical Engineering.

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

Peter G. Tombros has served as a director since 1998. From 1994 until June of 2001, Mr. Tombros served as President, Chief Executive Officer and Director of Enzon Inc., a publicly held biopharmaceutical company. Prior to joining Enzon, Mr. Tombros spent 25 years with Pfizer Inc., a global healthcare company in a variety of senior management positions including Vice President of Marketing, Senior Vice President and General Manager of the Roerig Pharmaceuticals Division, Executive Vice President of Pfizer Pharmaceuticals Division, Director of Pfizer Pharmaceuticals Division, Vice President of Corporate Strategic Planning, and Vice President, Corporate Officer, Pfizer Inc. In June 2001, he was appointed Chairman of the Board and Chief Executive Officer of VivoQuest, a private biopharmaceutical company. Mr. Tombros also serves on the Board of Directors of Alpharma Inc., a publicly held pharmaceutical company, and Cambrex, a supplier of human he alth and bioscience products to the life sciences industry. Mr. Tombros received B.S. and M.S. degrees from the Pennsylvania State University and an M.B.A. degree from the University of Pennsylvania Wharton Graduate School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, during the fiscal year ended December 31, 2002, the Company believes that all reporting persons complied with all Section 16(a) filing requirements except that Mr. Michel and Mr. Parrish filed late Forms 3; Mr. Marriott failed to report one common stock sale by an affiliate on a timely filed Form 4.

Back to Contents

ITEM 11. Executive Compensation.

Compensation of Executive Officers

The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, certain compensation awarded, paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation Salary($)	Other($)		Long-Term Compensation Stock Options Granted(#)

Hunter Jackson, Ph.D.	2002	386,000	6,000	(1)	60,000
Chief Executive Officer, President and	2001	383,300	149,122	(2)	40,000
Chairman of the Board	2000	309,642	152,620	(3)	40,000

G. Thomas Heath	2002	241,058	4,821	(1)	25,000
Senior Vice President,	2001	27,600	354	(1)	25,000
Marketing and Sales

David L. Clark	2002	227,481	4,176	(1)	20,000
Vice President, Operations	2001	214,808	5,100	(1)	20,000
	2000	169,703	5,100	(1)	20,000

Thomas B. Marriott, Ph.D.	2002	221,000	5,996	(1)	30,000
Vice President, Development Research	2001	218,181	5,100	(1)	20,000
	2000	197,404	5,100	(1)	20,000

Edward F. Nemeth, Ph.D.	2002	213,423	18,201	(4)	20,000
Vice President	2001	190,750	2,889	(1)	20,000
and Chief Scientific Officer	2000	181,531	2,726	(1)	20,000

(1)	401(k) Company match
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

Back to Contents

The following table sets forth each grant of options to purchase common stock made during the year ended December 31, 2002, to each of the Named Executive Officers. Grants of options to each of the Named Executive Officers were made under the 1998 Plan:

OPTION GRANTS IN 2002

	Number of Securities Underlying	% of Total Options	Exercise or Base		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	Options	Granted in	Price Per	Expiration
Name	Granted	Fiscal Year	Share	Date (1)	5%	10%

Hunter Jackson	60,000	6.65%	$22.30	5/23/2012	$841,461	$2,132,427
Thomas B. Marriott	30,000	3.33%	$22.30	5/23/2012	$420,731	$1,066,214
G. Thomas Heath	25,000	2.77%	$22.30	5/23/2012	$350,609	$888,511
David L. Clark	20,000	2.22%	$22.30	5/23/2012	$280,487	$710,809
Edward F. Nemeth	20,000	2.22%	$22.30	5/23/2012	$280,487	$710,809

(1)	These options have a ten-year term, subject to earlier termination upon death, disability, or termination of employment.
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

The following table sets forth information for fiscal year ended December 31, 2002, with respect to (a) the exercise of stock options by the Named Executive Officers in 2002; (b) the number of unexercised options held by the Named Executive Officers as of December 31, 2002; and (c) the value of unexercised in-the-money options as of December 31, 2001.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END VALUE TABLE

			Number of Unexercised Options		Value of In-the-Money Options
	Shares Acquired On	Value
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Hunter Jackson	20,000	$395,600	362,800	107,200	$6,448,981	$566,744
Thomas B. Marriott	16,000	$373,195	150,400	53,600	$2,498,129	$283,372
David L. Clark	5,503	$135,925	21,200	43,600	$235,194	$254,672
Edward F. Nemeth	—	—	221,400	43,600	$4,019,728	$254,672
G. Thomas Heath	—	—	7,500	42,500	—	$71,750

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

Back to Contents

1994 Non-Employee Directors’ Stock Option Plan

In January 1994, the Board adopted, and the stockholders subsequently approved, the 1994 Non-Employee Directors’ Stock Option Plan (Directors’ Plan). An amendment to increase the number of shares available for grant under the Directors’ Plan from 90,000 to 160,000 was approved by the stockholders in July 1996. In May 1999 a subsequent amendment was approved by stockholders to increase the number of shares available for issuance from 160,000 to 260,000. In May 2002 an amendment was approved by stockholders to increase the number of shares available for issuance from 260,000 to 360,000. Under the Directors’ Plan, non-employee directors of the Company are eligible to receive options. As of the record date, nine directors were eligible for rewards under the Directors’ Plan. Options granted under the Directors’ Plan are automatic and non-discretionary and do not qualify as ISOs. Pursuant to the terms of the Directors’ Plan, each per son who is elected for the first time to be an outside director of the Company and who is not otherwise employed by the Company or an affiliate of the Company (a “Non-Employee Director”) will automatically be granted an option to purchase 15,000 shares of common stock (subject to adjustment as provided in the Directors’ Plan) upon the date of his or her election to the Board. Originally, under the Directors’ Plan, on December 1 of each year, each person who was then a Non-Employee Director and had been a Non-Employee Director for at least three months was automatically granted an option to purchase 3,000 shares of common stock. In May 2000, this date was amended to provide that the grant date would be the same date as the grant date for employee options, which date was historically in December and was changed to May as part of arrangements made by the Company incident to the Company’s acquisition of Allelix Biopharmaceuticals Inc., effective December 29, 1999.

No option granted under the Directors’ Plan may be exercised after the expiration of ten years from the date such option was granted. Options granted under the Directors’ Plan vest at a rate of 28% of the shares subject to the option one year after date of grant and 3% of the shares become exercisable each month thereafter, so long as the optionee has, during the entire period prior to such vesting date, continuously served as a non-employee director or in other continuous affiliation as provided under the Directors’ Plan. If the optionee’s service as a non-employee director terminates for any reason other than death, the option will remain exercisable for twelve months after the date of termination of such directorship or later if other affiliations with the Company continue thereafter, or until the option’s expiration date, if earlier. If the optionee dies, the option will remain exercisable for eighteen months following the date of de ath or until the expiration date of the option, whichever is earlier. In the event of a change in control transaction in which the Company is not the surviving corporation, or in which more than 50% of the shares of the Company’s common stock entitled to vote are exchanged, the time during which options outstanding under the Directors’ Plan vest shall be accelerated. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock on the date of grant. Options granted under the Directors’ Plan are generally non-transferable. Unless otherwise terminated by the Board, the Directors’ Plan automatically terminates in January 2004.

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

Back to Contents

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

Termination of Employment and Change-in-Control Arrangements

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,111,000	$16.64	2,658,548
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,111,000	$16.64	2,658,548

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

Back to Contents

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of NPS common stock as of June 6, 2003, by: (a) all those known by the Company to be beneficial owners of more than five percent of the Company’s common stock; (b) each current director and nominee for director; (c) each of the executive officers named in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Total (1)

(unless otherwise noted)
Deutsche Bank AG	4,871,219	13.27%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
T. Rowe Price Associates, Inc.(2)	3,348,500	9.12%
100 East Pratt Street
Baltimore, MD 21202
Morgan Stanley Investment Management.	2,427,582	6.62%
1585 Broadway
New York, NY 10036
Hunter Jackson, Ph.D.(3)	600,162	1.62%
Thomas N. Parks, Ph.D.(4)	329,801	*
Calvin R. Stiller(5)	267,059	*
Thomas B. Marriott, Ph.D.(6)	185,074	*
John R. Evans(7)	157,601	*
Edward F. Nemeth, Ph.D.(8)	281,100	*
Donald E. Kuhla, Ph.D.(9)	59,620	*
Edward K. Rygiel(10)	37,684	*
Peter Tombros(11)	37,520	*
David L. Clark(12)	39,419	*
Joseph Klein, III(13)	24,820	*
Santo J. Costa, J.D.(14)	17,920	*
G. Thomas Heath(15)	20,200	*
James G. Groninger(16)	7,130	*
All directors and executive officers as a group(17)	2,313,957	6.11%

*	Means less than 1%.

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
(1)
The number of shares of common stock issued and outstanding on June 6, 2003, was 36,696,821 shares, which amount includes 310,737 exchangeable shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding at June 6, 2003, plus shares of common stock subject to options held by such person at June 6, 2003, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

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

Back to Contents

(3)
Includes 100,000 shares held in a two trusts and 2 shares held by Dr. Jackson’s children, of which he disclaims beneficial ownership. Also includes 379,600 shares subject to options exercisable within 60 days of June 6, 2003.

(4)	Includes 110,000 shares held in trusts of which Dr. Parks disclaims beneficial ownership. Also includes 30,120 shares subject to options exercisable within 60 days of June 6, 2003.
(5)
Includes 240,443 shares held by Canadian Medical Discoveries Fund, of which Dr. Stiller disclaims beneficial ownership. Also includes 22,416 shares subject to options exercisable within 60 days of June 6, 2003.

(6)	Includes 7,241 shares held by spouse of which Mr. Marriott disclaims beneficial ownership. Also includes 164,700 shares subject to options exercisable within 60 days of June 6, 2003.
(7)	Includes 26,301 shares subject to options exercisable within 60 days of June 6, 2003.
(8)	Includes 236,600 shares subject to options exercisable within 60 days of June 6, 2003.
(9)	Includes 21,120 shares subject to options exercisable within 60 days of June 6, 2003.
(10)	Includes 31,484 shares subject to options exercisable within 60 days of June 6, 2003.
(11)	Includes 24,120 shares subject to options exercisable within 60 days of June 6, 2003.
(12)	Includes 36,400 shares subject to options exercisable within 60 days of June 6, 2003.
(13)	Includes 22,120 shares subject to options exercisable within 60 days of June 6, 2003.
(14)	Includes 15,120 shares subject to options exercisable within 60 days of June 6, 2003.
(15)	Includes 19,500 shares subject to options exercisable within 60 days of June 6, 2003.
(16)	Includes 5,280 shares subject to options exercisable within 60 days of June 6, 2003.
(17)	Includes 19 people. An aggregate of 1,167,668 shares are subject to options held by such 19 people and exercisable within 60 days of June 6, 2003.

ITEM 13. Certain Relationships and Related Transactions.

We have entered into related party transactions with each of the parties described below. In each case the agreement was entered into after a substantial selection process. We believe each of the transactions were on terms as favorable as could have been obtained from unrelated third parties.

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

Back to Contents

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

Back to Contents

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
1. Index to consolidated financial statements and report of independent auditors.     The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

Page Number

Table of Contents to Consolidated Financial Statements	F-1
Independent Auditors’ Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)	F-5
Consolidated Statements of Cash Flows	F-12
Notes to Consolidated Financial Statements	F-13

2. Index to financial statement schedules.     There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits.
Exhibit Number	Description of Document

2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)

Back to Contents

Exhibit Number	Description of Document

10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7	Severance Pay Plan (12)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)

Back to Contents

Exhibit Number	Description of Document

10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Agreement for the Development of the “ALX-0600” Recombinate Peptide for the Treatment of Various Intestinal Disorders between NPS Allelix Corp. (formerly Allelix Biopharmaceuticals Inc.) and Her Majesty the Queen in Right of Canada on behalf of Technology Partnerships Canada, dated November 9, 1999.
10.14	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001.
10.15	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001.
21.1	List of Subsidiaries (12)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(b)	Reports on Form 8-K:
•
The Company filed a Current Report on Form 8-K dated February 20, 2003 (SEC File No. 000-23272, Film No. 03699936) in connection with the announcement of the proposed merger with Enzon Pharmaceuticals, Inc.

•
The Company filed a Current Report of Form 8-K dated June 4, 2003 (SEC File No. 000-23272, Film No. 03735653) in connection with the announcement of the mutual agreement by the Company and Enzon Pharmaceuticals, Inc. to terminate the previously announced merger of the two companies.

(c)	See Exhibits listed under Item 14(a)(3).
(d)	The financial statement schedules required by this Item are listed under Item 14(a)(2).

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: June 10, 2003	By:	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Date: June 10, 2003	By:	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

Back to Contents

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following person in the capacities and on the date indicated.

Name	Title	Date

*	Director	June 10, 2003

Santo J. Costa

*	Director	June 10, 2003

John R. Evans

*	Director	June 10, 2003

James G. Groninger

*	Director	June 10, 2003

Joseph Klein, III

*	Director	June 10, 2003

Donald E. Kuhla, Ph.D.

*	Director	June 10, 2003

Thomas N. Parks, Ph.D.

*	Director	June 10, 2003

Edward Rygiel

*	Director	June 10, 2003

Calvin Stiller, M.D.

*	Director	June 10, 2003

Peter G. Tombros

*By:	/s/ HUNTER JACKSON Hunter Jackson Attorney-in-Fact

Back to Contents

CERTIFICATION

I, Hunter Jackson, certify that:

1. I have reviewed this annual report on Form 10-K/A of NPS Pharmaceuticals, Inc.;

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

Date: June 10, 2003	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Back to Contents

CERTIFICATION

I, Morgan R. Brown, certify that:

1. I have reviewed this annual report on Form 10-K/A of NPS Pharmaceuticals, Inc.;

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

Date: June 10, 2003	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Table of Contents

Back to Contents

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

/s/ KPMG LLP

Salt Lake City, Utah
January 30, 2003, except as
    to note 14, which is as of
    June 4, 2003

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
October 22, 1986 (inception) through December 31, 2002
(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Issuance of 37,037 shares of preferred stock for cash	$3	—	337	—	—		—	340
Issuance of 2,475 shares of common stock for cash under option plan	—	—	1	—	—	—	—	1
Net loss	—	—	—	—	(213)	(213)	—	(213)

Comprehensive loss	—	—	—	—	—	$(213)	—	—

Balances, December 31, 1990	13	1	1,015	—	(215)		—	814
Issuance of 4,500 shares of common stock for cash under option plan	—	—	2	—	—		—	2
Net loss	—	—	—	—	(462)	(462)	—	(462)

Comprehensive loss	—	—	—	—	—	$(462)	—	—

Balances, December 31, 1991	13	1	1,017	—	(677)		—	354
Issuance of 3,675 shares of common stock for cash under option plan	—	—	2	—	—		—	2
Issuance of 230,334 shares of common stock upon conversion of 129,630 shares of preferred stock	(13)	—	13	—	—		—	—
Repurchase and cancellation of 83,334 shares of common stock for cash	—	—	(300)	—	—		—	(300)
Issuance of 781,250 shares of preferred stock for cash, net of offering costs	1	—	4,937	—	—		—	4,938
Issuance of 678,573 shares of preferred stock for cash, net of offering costs	1	—	4,694	—	—		—	4,695
Issuance of 101,452 shares of common stock for services related to preferred stock offering	—	—	—	—	—		—	—
Net loss	—	—	—	—	(2,607)	(2,607)	—	(2,607)

Comprehensive loss	—	—	—	—	—	$(2,607)	—	—

Balances, December 31, 1992	2	1	10,363	—	(3,284)		—	7,082

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

(b) Revenue Recognition

The Company earns revenue from research and development support payments, license fees, and milestone payments. The Company recognizes revenue from its research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of the Company’s research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel expenses to conduct research and development under these agreements. The Company recognizes revenue from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period of the Company’s continued involvement in the research and development project. Cash received in advance of the performance of the related research and development support and for up-front nonrefundable license fees when the Company has continuing involvement is recorded as deferred income.

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

Based on the criteria included in SAB No. 101, the Company concluded that up-front nonrefundable license fees should be recognized on a straight-line basis over the period wherein the Company has continuing involvement. The cumulative effect includes the reversal of $500,000 related to revenue recognized in prior periods, which was then recognized in the year ended December 31, 2000; as such, the net loss did not change for the year ended December 31, 2000.

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1) Organization and Summary of Significant Accounting Policies

(c) Research and Development Costs

Research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs.

(d) Trade Accounts Receivable

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

(e) Plant and Equipment

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

(f) Income Taxes

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

(g) Loss per Common Share

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

Back to Contents

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

(h) Stock-Based Compensation

The Company employs the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company uses the straight-line method of amortization for stock-b ased compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

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

(i) Use of Estimates

Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1) Organization and Summary of Significant Accounting Policies

(j) Marketable Investment Securities

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

(k) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries in which it owns a majority voting interest. The Company carries one investment in a nonpublic corporation at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

(l) Goodwill and Other Purchased Intangibles

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

(m) Accounting for Impairment of Long-Lived Assets

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1) Organization and Summary of Significant Accounting Policies

(n) Foreign Currency Translation

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

(o) Operating Segments

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

(p) Comprehensive Income (Loss)

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

(q) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Collaborative and License Agreements

The Company has selectively entered into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage the Company’s financial investment in its discovery, development and commercialization programs. These agreements generally include payments to the Company for research support performed by the Company, payments for the achievement of specified milestones and, payments for royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, the Company grants to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the Company, sale of substantially all of the assets of the Company or a sale of a majority of the vot ing shares of the Company, without first obtaining the written

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Collaborative and License Agreements

consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event.

The Company also enters into research support agreements with various academic and other not-for-profit institutions. These agreements generally require the Company to fund certain research at the institution over a specific period of time in exchange for which the Company acquires the right to use the results of the research and obtains an option to exclusively license from the institution any inventions made during the term of the research on terms mutually agreed to at that time. Following is a description of significant current collaborations and license agreements:

(a)	Amgen Inc.

Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) in which the Company granted Amgen the exclusive right to develop and commercialize Cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which the Company licensed such rights to Kirin. If the Company’s agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of the Company’s agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including Cinacalcet HCl, in its territories. Amgen paid the Company an initial up-front license fee of $10.0 million upon signing the agreement and agreed to pay the Company up to $400,000 per year in development support for five years, which obligation has now expired. Amgen also acquired an equity investment in the Company in 1996. In addition, if specified milestones are achieved, then Amgen is required to make additional milestone payments of up to $26.0 million and must pay royalties to the Company on any sales of Cinacalcet HCl or other related compounds. To date, Amgen has paid the Company $3.0 million in milestone payments. The Company recognized research and licensing revenue of $3.0 million and $400,000 in 2001 and 2000, respectively. During 2000, the Company incurred research and development expenses of $400,000 under the terms of the agreement. Subsequent to 2000, the Company did not incur any research and development expenses under the terms of the agreement. The Company may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than the Company’s breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement, including Cinacalcet HCl, would revert to the Company. Furthermore, if Amgen terminates the agreement, none of their payments to the Company are refundable.

(b)	AstraZeneca AB

In March 2001, the Company entered into an exclusive research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on protien structures known as metabolic glutomate receptors (mGluRs). The Company granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, the Company will work

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Collaborative and License Agreements

together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the research costs through a minimum of 30 months and, under certain circumstances, for a term of 60 months. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances the Company will be required to share proportionately in the development and regulatory costs associated with those products. If the Company elects not to co-promote, the Company is entitled to up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. During 2002, 2001 and 2000, the Company incurred research and development expenses of $2.2 million, $1.3 million, and $194,000, respectively, under the terms of the agreement. The Company may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at any time upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than the Company’s breach or insolvency will result in the return to the Company of all rights granted by the Company and the related technology, including improvements. Termination by AstraZeneca for the Company’s breach or insolvency would result in the assignment to AstraZeneca of rights to certain of the Company’s patents and technology related to mGlur-active compounds. Similarly, termination by the Company for AstraZeneca’s breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to the Company.

(c)	Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Pharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible for development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized research and licensing revenue of $1.7 million in 2000. The funded research period expired in November 2000. Lilly is incurring all costs of developing and commercializing products. During 2000, the Company incurred research and development expenses of $1.7 million under the terms of the agreement. Subsequent to 2000, the Company did not incur any research and development expenses under the terms of the agreement. Lilly has the right to terminate the agreement upon ninety days notice to the Company and may terminate the agreement earlier under certain conditions. Furthermore, if Lilly terminates the agreement, none of their payments to the Company are refundable.

(d)	GlaxoSmithKline

In November 1993, the Company entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline (GSK) for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The Company initially received from

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Collaborative and License Agreements

GSK an upfront license for payment of $6.0 million and later began receiving payments from GSK in support of the Company’s research efforts under the initial research term of the agreement. GSK also acquired an equity investment in the Company in 1993. GSK has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement. Once compounds have been selected for development, GSK has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. The Company has the right to co-promote, in the United States, products resulting from the collaboration. In addition to research funding, and inclusive of prior milestone payments and the upfront license fee, GSK has agreed to pay the Company up to an aggregate of $23.0 million as it achieves certain additional development or marketing milestones. GSK must also pay the Company royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GSK under the agreement, and a percentage of profits from co-promotion of such products. To date, the Company has received payments totaling $21.0 million under this agreement. Under the GSK agreement, the Company has recognized research and licensing revenue of $438,000, $750,000 and $1.8 million in 2002, 2001 and 2000, respectively. Additionally, during 2002, 2001 and 2000, the Company incurred research and development expenses of $438,000, $750,000 and $1.8 million, respectively, under the terms of the agreement. GSK may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event the Company breaches the agreement, GSK may terminate on 60 days’ written notice for the Company’s breach. If GSK terminates the agreement, none of their payments to the Company are refundable unless such termination is due to the Company’s material breach which is not cured, in which case, the Company would be required to return to GSK all milestone payments received by the Company, other than the initial license fee. Upon termination, rights and licenses the Company granted GSK revert to the Company. The collaborative research portion of this agreement is now continuing on a month-to-month basis with considerably more work being done by GSK than by the Company. The Company is discussing with GSK appropriate next phases of the collaborative research portion of this agreement.

(e)	Janssen Pharmaceutica N.V.

In October 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. Johnson & Johnson Development Corporation acquired an equity investment in Allelix in 1998. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, the Company may co-promote, in Canada, any products developed under the agreement. The Company will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, the Company has received milestone payments totaling $1.0 million under this agreement. Under the Janssen agreement, the Company has recognized research and licensing revenue of $1.0 million and $1.9 million in 2001 and 2000, respectively. During 2000, the Company incurred research and development expenses of $1.9 million

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Collaborative and License Agreements

under the terms of the agreement. Subsequent to 2000, the Company did not incur any research and development expenses under the terms of the agreement. The Company may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to the Company. Janssen may terminate, for any reason, on 90 days’ notice to the Company. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to the Company. The Company can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but must pay a royalty to Janssen on product sales after the termination. If Janssen terminates the agreement, none of their payments to the Company are refundable.

(f)	Kirin Brewery Company, Ltd.

In June 1995, the Company entered into a collaborative research and license agreement with Kirin Brewery Company, Ltd. (Kirin) to develop and commercialize Cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid the Company an initial up-front license fee of $5.0 million and agreed to pay the Company certain milestone payments on the achievement of specified events. To date, the Company has received $7.0 million in milestone payments from Kirin. Kirin is required to pay the Company royalties on any sales of products containing Cinacalcet HCl or a similar compound within its territories. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. The funded research period expired in 2000. The Company recognized research and licensing revenue of $3.0 million and $500,000 in 2001 and 2000, respectively. Additionally, as a consequence of implementing SAB No. 101, the Company recognized $500,000 of revenue during 2000 for licensing fees paid by Kirin as part of the $5.0 million license fee which was initially recognized in 1995. During 2000, the Company incurred research and development expenses of $500,000 under the terms of the agreement. Subsequent to 2000, the Company did not incur any research and development expenses under the terms of the agreement. The Company may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize Cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize Cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to the Company are refundable.

(g)	Technology Partnerships Canada

In November 1999, Allelix entered into an agreement with the Government of Canada under its Technology Partnerships Canada program relating to the Company’s clinical development program for various intestinal disorders utilizing the ALX-0600 technology. The terms of the agreement call for the Canadian Government to reimburse the Company for up to 30% of qualified costs incurred by Allelix in pursuing clinical development through December 2002, up to a maximum of Cdn.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(2) Collaborative and License Agreements

$8.4 million. Through December 31, 2001, the Company has invoiced the Canadian Government for a total of Cdn. $4.7 million and has received payment on this amount. During 2002, the Company has recognized revenue of Cdn. $2.8 million under the Technology Partnerships Canada program through June 2002. In July 2002, the Company entered into negotiations with the Canadian Government to pursue mutually acceptable adjustments in the terms of the agreement. As these negotiations are still on-going, the outcome of which is uncertain, the Company has not recognized any revenue under this agreement during the six months ended December 31, 2002, although the Company has incurred development costs during this period it believes qualify for reimbursement of the remaining Cdn. $900,000 up to the maximum Cdn. $8.4 million. The terms of the agreement also provide that the Company is obliged to pay certain royalties on revenues received from the sale or license of any product developed from the ALX-0600 technology. The maximum of those payments would be reached upon paying a total of Cdn. $23.9 million or under some circumstances through the period of December 2017, whichever occurs first. The royalty rate is 10% of the revenue or royalties received by Allelix. If the Company defaults under the agreement, the Canadian Government declares an event of default, and the Company does not remedy the default, the Company could be required to repay all amounts received from the Canadian Government, plus interest and other damages depending on the occurrence of certain events. However, the Canadian Government does not have the unilateral ability to terminate or cancel the contract. The Canadian Government may declare an event of default if the Company becomes bankrupt, is dissolved, intentionally submits false or misleading information, fails to comply or perform in accordance with the material terms of the agreement, or fails to make potential royalty payments which may become due in the future under this agreement. The Company recognized $1.8 million, $1.3 million, and $404,000 as research support revenue in 2002, 2001, and 2000, respectively. Additionally during 2002, 2001 and 2000, the Company incurred $7.4 million, $4.9 million and $1.3 million, respectively, in qualifying expenditures under the terms of the agreement.

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

Back to Contents

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

Back to Contents

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

(5) Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2004 and noncancelable operating leases for certain equipment that expire in 2006. Rental expense for these operating leases was approximately $1.2 million, $1.1 million, and $1.1 million for 2002, 2001, and 2000, respectively. The future lease payments under noncancelable operating leases as of December 31, 2002 are as follow (in thousands):

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(5) Leases

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(6) Capital Stock

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(6) Capital Stock

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

(7) Stock-Based Compensation Plans

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(7) Stock-Based Compensation Plans

The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):
	Options outstanding			Options exercisable
Range of exercise price	Outstanding as of December 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2002	Weighted average exercise price

$0.00 — 5.63	433	4.0	$3.52	365	$3.34
5.64 — 11.26	1,072	5.6	9.25	925	9.01
11.27 — 16.89	111	6.9	13.38	54	12.90
16.90 — 22.52	781	9.2	21.95	28	20.38
22.53 — 28.16	32	8.7	26.05	5	23.35
28.17 — 33.79	608	8.4	29.70	229	29.62
33.80 — 39.42	60	8.5	35.95	21	35.87
39.43 — 45.05	6	7.8	41.14	3	41.20
45.06 — 50.68	2	5.5	48.13	2	47.76
50.69 — 56.31	6	7.7	54.02	3	54.05

	3,111	7.0	16.64	1,635	11.54

Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: risk free interest rates of 4.5%, 4.9%, and 6.7%; expected dividend yields of 0%; expected lives of 5 years; and expected volatility of 80%, 76%, and 73%. The weighted average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2002, 2001, and 2000 was $13.85, $23.03, and $12.74, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001, and 2000, respectively: risk free interest rates of 1.8%, 4.1%, and 6.1%; expected dividend yields of 0%; expected lives of 0.5 years; and expected volatility of 75%, 10 3%, and 134%. The Company granted options in 2002, 2001, and 2000 to nonemployees for the performance of services. Options granted to nonemployees are remeasured based on their fair value until such options vest. Stock compensation cost for nonemployees is recognized over the period services are provided. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2002, 2001 and 2000, respectively: risk free interest rates of 3.1%, 5.4%, and 6.1%; expected dividend yields of 0%; contract lives of 2.0 years, 5.7 years, and 2.8 years; and expected volatility of 99%, 71%, and 84%.

(8) Income Taxes

The Company has income tax expense (benefit) for the years ended December 31, 2002 and 2001 of $(102,000) and $300,000, respectively and no income tax expense for the year ended December 31, 2000.

Back to Contents

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

Back to Contents

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

Back to Contents

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

(9) Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2002 up to a

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(9) Employee Benefit Plan

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

Back to Contents

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(12) Recent Accounting Pronouncements

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

The Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21), addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue No. 00- 21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is required and plans to adopt the provisions of Issue No. 00-21 for the quarter ending September 30, 2003. Because of the effort necessary to comply with Issue No. 00-21, it is not practicable for management to estimate the impact of adopting this statement as of the date of this report.

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

Back to Contents

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

In January 2002, Forest Laboratories, Inc. notified the Company that the Company had earned a $2.0 million milestone payment under the terms of an exclusive worldwide license for the achievement of certain clinical and preclinical developments related to Forest’s work with ALX-0646 for treating migraine. In March 2002, the Company received notice from Forest that it was terminating the agreement and returning all rights to ALX-0646 to the Company. Forest has asserted that it has no obligation to pay the $2.0 million milestone payment as a result of its termination. The Company did not recognize revenue for the milestone. The Company has initiated arbitration in accordance with the terms of the agreement claiming its right to receive this milestone payment. The Company believes that Forest owes the milestone payment but cannot predict the outcome of the arbitration at this time. In June 2001, the Company entered into an agreement with a manu facturer for the production of bulk quantities of the drug substance for PREOS for Phase III clinical trial activities and for early commercial launch of PREOS. The agreement provides that the manufacturer will produce the drug substance over a four-year period commencing in 2001. As of December 31, 2002, the Company has an outstanding commitment for future manufacturing of the drug substance of approximately $14.2 million.

In October 2002, the Company entered into a commercial manufacturing agreement with a manufacturer for the production of bulk drug supplies of PREOS in support of commercial launch. Under the agreement, the Company will work with the manufacturer to facilitate a technology transfer process and appropriate testing, documentation, and quality standards and procedures prior to the commencement of commercial production. Production of commercial supplies of PREOS will occur over a three-year period commencing in 2004. As of December 31, 2002, the Company has an outstanding commitment for future technology transfer, testing, documentation, quality standards and procedure development, and commercial production of drug substance of approximately $96.6 million. The Company estimates that the outstanding commitments will be paid as follows: $7.2 million in 2003, $14.3 million in 2004, $37.1 million in 2005 and $38.0 million in 2006. Al though the Company does not currently intend to terminate the agreement, the agreement allows for termination upon the occurrence of certain events and upon the payment of a termination penalty. The termination penalty as of December 31, 2002, contingent upon certain events occurring, would have been approximately $10.6 million.

(14) Subsequent Events

On February 19, 2003, the Company signed a definitive agreement (Agreement) to a business combination with Enzon Pharmaceuticals, Inc. (Enzon). Under the terms of the agreement, a new legal entity will be formed and each Enzon shareholder will receive .7264 shares of common stock for each of approximately 43.4 million Enzon shares owned and each of the Company’s shareholders will receive 1.00 share of common stock for each Company share owned. The Agreement was unanimously approved by the board of directors of both companies, and was subject to certain closing conditions, including approval by the shareholders of the Company and Enzon. On June 4, 2003, the Company and Enzon agreed to terminate the Agreement. The Company will pay a termination fee of 1.5 million shares of Company common stock to Enzon which, subject to certain limitations, will be registered for resale by Enzon.

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (3)
3.2A	Amended and Restated Bylaws of the Registrant (2)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (2)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (4)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (6)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (2)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (2)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (7)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (2)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (7)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (2)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (7)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.5A	1998 Stock Option Plan (8)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (2)
10.7	Severance Pay Plan (12)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (2)

Back to Contents

Exhibit Number	Description of Document

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (2)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (9)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Agreement for the Development of the “ALX-0600” Recombinate Peptide for the Treatment of Various Intestinal Disorders between NPS Allelix Corp. (formerly Allelix Biopharmaceuticals Inc.) and Her Majesty the Queen in Right of Canada on behalf of Technology Partnerships Canada, dated November 9, 1999.
10.14	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001.
10.15	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001.
21.1	List of Subsidiaries (12)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)

Back to Contents

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).

(b)	Reports on Form 8-K:

•
The Company filed a Current Report on Form 8-K dated February 20, 2003 (SEC File No. 000-23272, Film No. 03699936) in connection with the announcement of the proposed merger with Enzon Pharmaceuticals, Inc.

	•	The Company filed a Current Report of Form 8-K dated June 4, 2003 (SEC File No. 000-23272, Film No. 03735653) in connection with the announcement of the mutual agreement by the Company and Enzon Pharmaceuticals, Inc. to terminate the previously announced merger of the two companies.

(c)	See Exhibits listed under Item 14(a)(3).

(d)	The financial statement schedules required by this Item are listed under Item 14(a)(2).