Form 10-K/A
period 2002-12-31
NPS PHARMACEUTICALS INC
filed 2003-06-11
CIK 890465

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Back to Contents

This Amendment No. 2 is being filed to furnish Exhibits 99.1 and 99.2, which were inadvertently omitted from Amendment No. 1.

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

3. Exhibits.
Exhibit Number	Description of Document

2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)

Back to Contents

Exhibit Number	Description of Document

10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7	Severance Pay Plan (12)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)

Back to Contents

Exhibit Number	Description of Document

10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Agreement for the Development of the “ALX-0600” Recombinate Peptide for the Treatment of Various Intestinal Disorders between NPS Allelix Corp. (formerly Allelix Biopharmaceuticals Inc.) and Her Majesty the Queen in Right of Canada on behalf of Technology Partnerships Canada, dated November 9, 1999 (13)
10.14	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.15	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)
21.1	List of Subsidiaries (12)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(b)	Reports on Form 8-K:
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

NPS PHARMACEUTICALS, INC.

Date: June 11, 2003	By:	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Date: June 11, 2003	By:	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

Back to Contents

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following person in the capacities and on the date indicated.

Name	Title	Date

*	Director	June 11, 2003

Santo J. Costa

*	Director	June 11, 2003

John R. Evans

*	Director	June 11, 2003

James G. Groninger

*	Director	June 11, 2003

Joseph Klein, III

*	Director	June 11, 2003

Donald E. Kuhla, Ph.D.

*	Director	June 11, 2003

Thomas N. Parks, Ph.D.

*	Director	June 11, 2003

Edward Rygiel

*	Director	June 11, 2003

Calvin Stiller, M.D.

*	Director	June 11, 2003

Peter G. Tombros

*By:	/s/ HUNTER JACKSON Hunter Jackson Attorney-in-Fact

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

Date: June 11, 2003	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

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

Date: June 11, 2003	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

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

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (3)
3.2A	Amended and Restated Bylaws of the Registrant (2)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (2)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (4)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (6)
4.3	Provisions attaching to the Exchangeable Shares of NPS Allelix Inc. (1)
4.4	Support Agreement made as of December 22, 1999 among NPS Pharmaceuticals, Inc., and NPS Holdings Company, and NPS Allelix Inc. (1)
4.5	Voting and Exchange Trust Agreement made as of December 22, 1999, among the Registrant, NPS Allelix Inc. and CIBC Mellon Trust Company (1)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (2)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (2)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (7)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (2)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (7)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (2)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (7)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.5A	1998 Stock Option Plan (8)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (2)
10.7	Severance Pay Plan (12)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (2)

Back to Contents

Exhibit Number	Description of Document

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (2)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (9)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Agreement for the Development of the “ALX-0600” Recombinate Peptide for the Treatment of Various Intestinal Disorders between NPS Allelix Corp. (formerly Allelix Biopharmaceuticals Inc.) and Her Majesty the Queen in Right of Canada on behalf of Technology Partnerships Canada, dated November 9, 1999 (13)
10.14	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.15	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)
21.1	List of Subsidiaries (12)
23.1	Consent of Independent Auditors
24.1	Power of Attorney (see page 52)

Back to Contents

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).