Form 10-K/A
period 2002-12-31
NPS PHARMACEUTICALS INC
filed 2003-07-29
CIK 890465

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

PART I

This Annual Report on Form 10-K/A and the documents incorporated by reference therein contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee the accuracy of such statements, and you should be aware that results and events could differ materially from those contained in such statements. You should consider carefully the statements set forth in the section entitled “Risk Factors” of this report.

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

PREOS.     PREOS is our brand name for recombinant, full-length, human parathyroid hormone that we are developing for the treatment of osteoporosis. Currently, we expect that PREOS will be delivered subcutaneously on a daily basis through an injection pen device designed for an aging patient who may also have arthritis in order to make delivery of the drug simple and relatively painless. Although chronically high levels of parathyroid hormone are known to cause bone loss, as in hyperparathyroidism, preclinical and clinical studies show that daily dosing with PREOS, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. In a Phase II clinical trial of over 200 post-menopausal women completed in 1997, daily injections of PREOS produced a clinically and statistically significant increase in bone mineral density in the lumbar spine of nearly seven percent in only one year.

We are conducting a pivotal Phase III clinical trial with PREOS in post-menopausal women with osteoporosis and another ancillary Phase III trial in osteoporotic women undergoing estrogen replacement therapy.

Market Opportunity.     The National Osteoporosis Foundation estimates that approximately 10 million American men and women aged 50 and over have osteoporosis and another 34 million men and women are osteopenic, i.e. are approaching osteoporosis, and therefore are at high risk of fractures because of low bone mineral density. This number is expected to rise to 52 million men and women by 2010, making low bone mass and osteoporosis a significant health threat. A recent study published in the Journal of the American Medical Association demonstrated that nearly one-half of post-menopausal women have undetected low bone mineral density, and women identified with low bone mineral density were at a significantly increased risk of fracture. In addition, 50 percent of women over 50 years of age in the United States will suffer an osteoporosis-related fracture during their lifetime. According to the National Osteoporosis Foundation, osteoporosis is responsible for more than 1.5 million fractures annually. The National Osteoporosis Foundation reports that an average of 24 percent of hip fracture patients age 50 and over die within one year after their fracture, and 25 percent of those who were ambulatory prior to a hip fracture require long-term care afterward. The size of the United States population aged 50 years and over is expected to increase significantly over the next several decades as a result of the aging of the “baby boomer” generation and longer life expectancies. Estimated United States expenditures for osteoporosis and related fractures is currently $17.0 billion each year.

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

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl (formerly called AMG 073) is our orally active, calcimimetic compound being developed for the treatment of primary and secondary hyperparathyroidism. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone. Cinacalcet HCl has been licensed for development and commercialization to Amgen and Kirin. In December 2001, Amgen commenced Phase III clinical trials of Cinacalcet HCl for the treatment of secondary hyperparathyroidism. Amgen announced, in July 2003, that it has successfully completed three Phase III studies supporting the use of Cinacalcet HCl for the treatment of secondary hyperparathyroidism. Amgen also announced that it intends to file an NDA for Cinacalcet HCl for the treatment of secondary hyperparathyroidism during the second half of 2003.

Amgen continues to conduct Phase II clinical trials of AMG 073 for the treatment of primary hyperparathyroidism. Kirin is conducting Phase II clinical trials of Cinacalcet HCl for the treatment of secondary hyperparathyroidism.

Market Opportunity.     According to the National Institute of Health, over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and our market studies lead us to believe that over 500,000 people in the United States are estimated to suffer from the disorder. The current treatment for primary hyperparathyroidism is the surgical removal of one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism. Studies suggest that over 30 percent of the estimated two million patients in the United States with chronic renal failure are affected by secondary hyperparathyroidism. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Current treatments for secondary hyperparathyroidism include vitamin D and phosphate binders, neither of which directly regulate the secretion of parathyroid hormone.

Development Status.     In July 2003, Amgen announced that it has successfully completed three Phase III studies supporting the use of Cinacalcet HCl for the treatment of secondary hyperparathyroidism. In each of the Phase III trials the drug was safe and well-tolerated. Statistically significant efficacy was seen as judged by metabolic endpoints. Amgen has also completed two Phase II clinical trials with AMG 073 in patients with primary hyperparathyroidism. The preliminary results from these two studies were presented at the American Society of Bone and Mineral Research meetings in 2000 and 2001 and the final results were presented at the Endocrine Society meeting in June 2002. Amgen has completed four Phase II studies in patients with end-

stage renal disease and secondary hyperparathyroidism. The preliminary results obtained with Cinacalcet HCl in patients on dialysis were presented at the American Society of Nephrology meetings in 2000 and 2001 and additional data from these studies were presented at the American Society of Nephrology meeting in November 2002.

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

ALX-0600 for Gastrointestinal Disorders.     We are independently developing ALX-0600 for the treatment of short bowel syndrome and Crohn’s Disease. ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. Animal studies indicate that ALX-0600 stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies conducted by us in collaboration with outside researchers, ALX-0600 induced an approximately 50 percent increase in the weight of the small intestine within 14 days of administration. Further, these studies suggest the growth-promoting properties of ALX-0600 appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby potentially reducing the risk of adverse side effects.

Market Opportunity.     Scientific journal articles and our own market studies have indicated that approximately 25,000 adults and 7,000 children in North America are afflicted with short bowel syndrome. Many of these patients require total parenteral nutrition, the cost of which can exceed $100,000 annually per patient. There are currently no effective therapies for enhancing the growth and repair of the cell lining of the small intestine. We believe that the short bowel syndrome market is an attractive one because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for ALX-0600 for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also recently designated ALX-0600 an orphan medicinal product for the treatment of short bowel syndrome.

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

Central Nervous System Disorders

Overview.     Central nervous system disorders are broad, complex and severe diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, headache and pain. Recent market research reports indicate that nearly $50.6 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects and a need for new and improved treatment exists. We are addressing central nervous system disorders on a number of different fronts.

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

Our internal discovery research group comprises 67 staff members, 21 of which hold doctorate degrees, with 36 members in our Salt Lake City location and 31 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular and cellular biology, pharmacology, physiology, and drug metabolism and pharmacokinetics. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

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

Amgen.     In December 1995, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize Cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which we licensed such rights to Kirin. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including Cinacalcet HCl, in its territories. Amgen paid us an initial up-front license fee of $10.0 million upon signing the agreement and agreed to pay us up to $400,000 per year in development support for five years, which obligation has now expired. In addition, if specified milestones are achieved, then Amgen is required to make additional milestone payments of up to $26.0 million and must pay royalties to us on any sales of Cinacalcet HCl or other related compounds. To date, Amgen has paid to us $3.0 million in milestone payments. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement including Cinacalcet HCl would revert back to us. Furthermore, if Amgen terminates the agreement none of their payments to us are refundable.

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

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of ALX-0600 for our Phase II clinical trials. Certain violations of the terms of the agreement, if pursued by Canada, might result in a forfeiture of the technology to Canada or other adverse consequences. We notified the Government of Canada of our arrangements and received their authorization to proceed. If we default under the agreement, the Canadian governments declares an event of default, and we do not remedy the default, we could be required to repay all amounts received from the Canadian Government plus interest and other damages depending on the occurrence of certain events. However, the Canadian Government does not have unilateral ability to terminate or cancel the contract. The Canadian Government may declare an event of default if we become bankrupt, are dissolved, intentionally submit false or misleading information, fail to comply or perform in accordance with the material terms of the agreement, or fail to make potential royalty payments which may become due in the future under this agreement. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or it may be impractical to continue our development of ALX-0600. If we do reach an agreement, we could be required to make payments that are material in amount.

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

Employees

As of June 30, 2003, we employed 219 individuals full-time, of which 50 hold Ph.D. degrees and 37 hold other advanced degrees. A total of 154 full-time employees are engaged in research, development and support activities. A total of 65 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

Recent Events

On February 19, 2003, we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon Pharmaceuticals, Inc., which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced that they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreement to terminate the merger, NPS paid to Enzon a termination fee in the form of 1.5 million shares of NPS common stock, which, subject to certain limitations contained in a Registration Rights Agreement, will be registered for resale by Enzon. We have incurred total expenses of approximately $4.2 million relating to the proposed merger, which excludes the issuance of 1.5 million shares of NPS common stock. Such expenses will impact our capital resources.

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

ALX-0600.     ALX-0600 is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing ALX-0600 for the treatment of short bowel syndrome and Crohns Disease. We have completed a pilot Phase II trial in adults with short bowel syndrome. The drug appeared to be safe and well tolerated in this study. We are presently designing a pivotal study for adults with short bowel syndrome and expect to commence such study in late 2003 following approval of the clinical design by both the U.S. and European regulatory agencies. We also expect to begin a proof-of-concept clinical study in patients with Crohn’s Disease in the second half of 2003.

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

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through 2003. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability tresearch funding agreements; our o comply with the terms of our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; competing technological and market developments; the time and cost of obtaining regulatory approvals; the extent to which we choose to commercialize our future products through our own sales and marketing capabilities; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have sufficient clinical supplies of PREOS to complete our TOP study, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Recent Events

On February 19, 2003, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Enzon Pharmaceuticals, Inc., or Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced that they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreement to terminate the merger, NPS paid to Enzon a termination fee in the form of 1.5 million shares of NPS common stock, which, subject to certain limitations contained in a Registration Rights Agreement, will be registered for resale by Enzon. We have incurred total expenses of approximately $4.2 million relating to the proposed merger, which excludes the issuance of 1.5 million shares of NPS common stock. Such expenses will impact our capital resources.

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

Joseph Klein, III has served as a director of NPS since 1998. Currently, Mr. Klein is Managing Director of Gauss Capital Advisors, LLC, a financial and investment advisory firm which he founded in March 1998. From September 2001 to September 2002, Mr. Klein served as a Venture Partner of MPM Capital, a large healthcare venture capital firm. From September 2000 to September 2001, Mr. Klein served as Managing Director of Gauss Capital Advisors, LLC, a financial and investment advisory firm. From June 1999 to September 2000, Mr. Klein served as Vice President, Strategy for Medical Manager Corporation, a physician office management information systems vendor. From June 1998 to June 1999, Mr. Klein served as Health Care Investment Analyst for The Kaufmann Fund, Inc., an open-ended mutual fund. From December 1995 to March 1998, Mr. Klein was Portfolio Manager and Chairman of the Investment Advisory Committee of the T. Rowe Price Health Sciences Fund, Inc. For over eight years from 1989 to March 1998, Mr. Klein served as Vice President and Health Care Investment Analyst for T. Rowe Price Associates, Inc., an investment management firm. He holds an M.B.A. from the Stanford Graduate School of Business and a B.A. in Economics form Yale University. Mr. Klein is a Director of Guilford Pharmaceuticals, a publicly held biotechnology company.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of NPS common stock as of July 18, 2003, by: (a) all those known by the Company to be beneficial owners of more than five percent of the Company’s common stock; (b) each current director and nominee for director; (c) each of the executive officers named in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Total (1)

(unless otherwise noted)
Deutsche Bank AG	4,871,219	13.25%
Taunusanlage 12, D-60325
Frankfurt am Main
Federal Republic of Germany
T. Rowe Price Associates, Inc.(2)	3,527,900	9.60%
100 East Pratt Street
Baltimore, MD 21202
Morgan Stanley Investment Management.	2,427,582	6.61%
1585 Broadway
New York, NY 10036
Hunter Jackson, Ph.D.(3)	604,562	1.63%
Thomas N. Parks, Ph.D.(4)	326,205	*
Calvin R. Stiller(5)	267,239	*
Thomas B. Marriott, Ph.D.(6)	183,274	*
John R. Evans(7)	127,781	*
Edward F. Nemeth, Ph.D.(8)	283,100	*
Donald E. Kuhla, Ph.D.(9)	59,800	*
Edward K. Rygiel(10)	37,864	*
Peter Tombros(11)	37,700	*
David L. Clark(12)	33,819	*
Joseph Klein, III(13)	25,000	*
Santo J. Costa, J.D.(14)	18,100	*
G. Thomas Heath(15)	21,200	*
James G. Groninger(16)	7,310	*
All directors and executive officers as a group(17)	2,288,301	6.03%

*	Means less than 1%.

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
(1)
The number of shares of common stock issued and outstanding on July 18, 2003, was 36,750,909 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding at July 18, 2003, plus shares of common stock subject to options held by such person at July 18, 2003, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

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

(3)
Includes 100,000 shares held in a two trusts and 2 shares held by Dr. Jackson’s children, of which he disclaims beneficial ownership. Also includes 384,000 shares subject to options exercisable within 60 days of July 18, 2003.

(4)	Includes 106,224 shares held in trusts of which Dr. Parks disclaims beneficial ownership. Also includes 30,300 shares subject to options exercisable within 60 days of July 18, 2003.
(5)
Includes 240,443 shares held by Canadian Medical Discoveries Fund, of which Dr. Stiller disclaims beneficial ownership. Also includes 22,596 shares subject to options exercisable within 60 days of July 18, 2003.

(6)	Includes 7,241 shares held by spouse of which Mr. Marriott disclaims beneficial ownership. Also includes 164,900 shares subject to options exercisable within 60 days of July 18, 2003.
(7)	Includes 26,481 shares subject to options exercisable within 60 days of July 18, 2003.
(8)	Includes 238,600 shares subject to options exercisable within 60 days of July 18, 2003.
(9)	Includes 21,300 shares subject to options exercisable within 60 days of July 18, 2003.
(10)	Includes 31,664 shares subject to options exercisable within 60 days of July 18, 2003.
(11)	Includes 24,300 shares subject to options exercisable within 60 days of July 18, 2003.
(12)	Includes 30,800 shares subject to options exercisable within 60 days of July 18, 2003.
(13)	Includes 22,300 shares subject to options exercisable within 60 days of July 18, 2003.
(14)	Includes 15,300 shares subject to options exercisable within 60 days of July 18, 2003.
(15)	Includes 20,500 shares subject to options exercisable within 60 days of July 18, 2003.
(16)	Includes 5,460 shares subject to options exercisable within 60 days of July 18, 2003.
(17)	Includes 19 people. An aggregate of 1,177,788 shares are subject to options held by such 19 people and exercisable within 60 days of July 18, 2003.

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

NPS PHARMACEUTICALS, INC.

Date: July 29, 2003	By:	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Date: July 29, 2003	By:	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following person in the capacities and on the date indicated.

Name	Title	Date

*	Director	July 29, 2003

Santo J. Costa

*	Director	July 29, 2003

John R. Evans

*	Director	July 29, 2003

James G. Groninger

*	Director	July 29, 2003

Joseph Klein, III

*	Director	July 29, 2003

Donald E. Kuhla, Ph.D.

*	Director	July 29, 2003

Thomas N. Parks, Ph.D.

*	Director	July 29, 2003

Edward Rygiel

*	Director	July 29, 2003

Calvin Stiller, M.D.

*	Director	July 29, 2003

Peter G. Tombros

*By:	/s/ HUNTER JACKSON Hunter Jackson Attorney-in-Fact

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

Date: July 29, 2003	/s/ HUNTER JACKSON Hunter Jackson, President Chief Executive Officer and Chairman of the Board

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

Date: July 29, 2003	/s/ MORGAN R. BROWN Morgan R. Brown, Principal Financial Officer

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Table of Contents

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