Form 10-Q
period 2003-09-30
NPS PHARMACEUTICALS INC
filed 2003-11-06
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

420 Chipeta Way, Salt Lake City, Utah	84108-1256
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2003
Common Stock $.001 par value	36,899,023

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$126,251	$96,094
Marketable investment securities	220,051	138,360
Accounts receivable	2,013	1,693
Other current assets	4,074	3,456

Total current assets	352,389	239,603

Plant and equipment:
Land	481	412
Building	1,385	1,164
Equipment	11,285	9,727
Leasehold improvements	3,173	3,016

	16,324	14,319
Less accumulated depreciation and amortization	11,262	10,009

Net plant and equipment	5,062	4,310

Goodwill	8,040	6,900
Purchased intangible assets, net of accumulated amortization	1,917	2,632
Debt issuance costs, net of accummulated amortization	5,770	—
Other assets	58	23

	$373,236	$253,468

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	11,227	6,623
Accrued expenses and other liabilities	10,224	4,408
Deferred revenue	24	75

Total current liabilities	21,475	11,106

Convertible notes payable	192,000	—

Total liabilities	213,475	11,106

Stockholders’ equity:
Common stock	37	35
Additional paid-in capital	532,506	489,352
Deferred compensation	(4,127)	(370)
Accumulated other comprehensive income	1,089	1,180
Deficit accumulated during development stage	(369,744)	(247,835)

Net stockholders’ equity	159,761	242,362

	$373,236	$253,468

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(in thousands, except per share data )

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		October 22, 1986, (inception) through September 30, 2003
	2003	2002	2003	2002
Revenues from research and license agreements	$7,700	$140	$7,911	$2,021	$83,584

Operating expenses:
Research and development	31,253	16,874	79,505	58,217	339,922
General and administrative	4,888	3,206	14,185	10,365	88,113
Amortization of goodwill and acquired intangibles	376	334	1,091	991	9,385
In-process research and development acquired	—	—	—	—	17,760
Merger costs and termination fees	351	—	40,223	—	40,223

Total operating expenses	36,868	20,414	135,004	69,573	495,403

Operating loss	(29,168)	(20,274)	(127,093)	(67,552)	(411,819)

Other income (expense):
Interest income	1,521	1,563	4,218	5,396	39,630
Interest expense	(1,731)	—	(1,972)	—	(2,778)
Gain (loss) on sale of marketable investment securities	(69)	375	303	471	2,760
Gain (loss) on disposition of equipment, leasehold improvements and leases	—	—	24	13	(1,101)
Foreign currency transaction gain (loss)	67	(71)	357	(15)	506
Other	42	123	163	264	2,683

Total other income (expense)	(170)	1,990	3,093	6,129	41,700

Loss before income taxes	(29,338)	(18,284)	(124,000)	(61,423)	(370,119)

Income tax expense (benefit)	(395)	—	(2,091)	10	(875)

Loss before cumulative effect of change in accounting principle	(28,943)	(18,284)	(121,909)	(61,433)	(369,244)

Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	—	—	(500)

Net loss	$(28,943)	$(18,284)	$(121,909)	$(61,433)	$(369,744)

Basic and diluted net loss per common and potential common share:	$(0.79)	$(0.60)	$(3.40)	$(2.02)

Weighted average common and potential common shares outstanding - basic and diluted	36,796	30,435	35,864	30,338

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		October 22, 1986 (inception) through September 30, 2003
	2003	2002
Cash flows form operating activities:
Net loss	$(121,909)	$(61,433)	$(369,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,455	2,148	22,466
Loss (gain) on disposition of equipment, leasehold improvements and leases	(24)	(13)	1,101
Realized gain on sale of marketable investment securities	(303)	(471)	(2,760)
Issuance of common stock in lieu of cash for services	495	588	2,775
Compensation expense on stock options	768	353	5,996
Issuance of common stock in lieu of merger termination fee	35,621	—	35,621
Write-off of in-process research and development	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	(49)	7,024	(1,720)
Other current assets and other assets	(466)	620	(2,831)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	8,395	(2,098)	17,175
Deferred revenue	(51)	119	(462)

Net cash used in operating activities	(75,068)	(53,163)	274,623)

Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	(82,061)	45,463	(204,913)
Acquisition of equipment and leasehold improvements	(1,400)	(592)	(14,189)
Proceeds from sale of equipment	24	13	1,372
Cash paid for acquisition, net of cash received	—	—	(676)

Net cash provided by (used in) investing activities	(83,437)	44,884	(218,406)

Cash flows from financing activities:
Proceeds from convertible notes	192,000	—	192,000
Payment of debt issuance costs	(5,917)	—	(5,917)
Proceeds from issuance of preferred stock	—	—	17,581
Proceeds from issuance of common stock	2,514	2,330	419,454
Proceeds from long-term debt	—	—	1,290
Principal payments on note payable	—	—	(124)
Principal payments under capital lease obligations	—	(4)	(2,161)
Principal payments on long-term debt	—	—	(2,854)
Repurchase of preferred stock	—	—	(300)

Net cash provided by financing activities	188,597	2,326	618,969

Effect of exchange rate changes on cash	65	289	311

Net increase (decrease) in cash and cash equivalents	30,157	(5,664)	126,251
Cash and cash equivalents at beginning of period	96,094	39,142	—

Cash and cash equivalents at end of period	$126,251	$33,478	$126,251

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,		October 22, 1986 (inception) through September 30, 2003
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—	$806
Cash paid (received) for income taxes	(1,696)	10	(480)

Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of equipment through incurrence of capital lease obligations	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	197
Issuance of stock for stock subscription receivable	—	3	4,000
Unrealized gain (loss) on marketable investment securities	(674)	740	1,866
Accrued debt issuance costs	205	—	205

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries, collectively referred to as the Company. The Company carries one investment in a non-public corporation at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2003.

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

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2003 and September 30, 2002 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Net loss:
As reported	$(28,943)	$(18,284)	$(121,909)	(61,433)
Add: Stock based employee compensation expense included in reported net loss	696	8	756	26
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,688)	(2,572)	(7,989)	(5,850)

Pro forma	$(31,935)	$(20,848)	$(129,142)	(67,257)

Net loss per share as reported:
Basic and diluted	$(0.79)	$(0.60)	$(3.40)	(2.02)

Pro forma:
Basic and diluted	$(0.87)	$(0.69)	$(3.60)	(2.22)

Net loss, as reported, also included compensation cost of $4,000 and $4,000 for stock-based compensation awards for non-employees for the three months ended September 30, 2003 and 2002, respectively and $12,000 and $323,000 for stock-based compensation awards for non-employees for the nine months ended September 30, 2003 and 2002, respectively.

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

Potential common shares of approximately 9.2 million and 3.1 million during the three and nine months ended September 30, 2003 and 2002, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potentially dilutive common shares for the nine months ended September 30, 2003 include approximately 5.3 million common shares related to convertible debentures and 3.9 million common shares related to stock options.

(3) Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s only non-United States revenue relate to the Company’s Canadian subsidiary and represent 2 percent and zero percent of the Company’s total revenues for the three months ended September 30, 2003 and 2002, respectively, and 2 percent and 78 percent of the Company’s total revenues for the nine months ended September 30, 2003 and 2002, respectively.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Other comprehensive income (loss):
Gross unrealized gain (loss) on marketable investment securities	$(94)	$1,445	$(371)	$1,211
Reclassification for realized loss (gain) on marketable investment securities	69	(375)	(303)	(471)

Net unrealized gain (loss) on marketable investment securities	(25)	1,070	(674)	740
Foreign currency translation gain (loss)	(233)	(91)	583	319
Net loss	(28,943)	(18,284)	(121,909)	(61,433)

Comprehensive loss	$(29,201)	$(17,305)	$(122,000)	$(60,374)

(5) Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Notes). The Company received net proceeds from this offering of approximately $185.9 million, after deducting costs associated with the offering. The Notes accrue cash interest at an annual rate of 3.0% payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Notes was approximately $1.7 million as of September 30, 2003. The holders may convert all or a portion of the Notes into common stock at any time on or before June 15, 2008. The Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Notes at redemption prices of 100 percent of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem all or a part of the Notes at a price equal to 100 percent of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Notes, including debt issuance costs, is 3.6 percent.

(6) Merger Costs and Termination Fees

On February 19, 2003 the Company entered into an Agreement and Plan of Reorganization (Merger Agreement) with Enzon Pharmaceuticals, Inc., which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, the Company paid Enzon a termination fee in the form of a private placement of 1.5 million shares of the Company’s common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon was filed with the Securities and Exchange Commission on July 2, 2003. The Company also incurred direct costs relating to the proposed merger of approximately $4.6 million.

(7) Income Tax

The Company has recorded income tax benefit of $395,000 and $2.1 million for the three and nine months ended September 30, 2003, respectively, and income tax expense of zero and $10,000 for the three and nine months ended September 30, 2002, respectively. The income tax benefits in 2003 result from the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Estimated income tax expense (benefit) recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(8) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-21, Revenue Arrangements with Multiple Deliverables (Issue No. 00-21), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. Issue No. 00-21 is applicable to contracts entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of Issue No. 00-21 for the quarter ended September 30, 2003. The adoption of Issue No. 00-21 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for heding activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, results of operation, or cash flows.

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

(9) Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities incurred by them that arise from services provided by such manufacturers and service providers or from any use, including in clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

(10) Legal Proceedings

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

Our product pipeline consists of product candidates in various stages of clinical development and preclinical development. One of our product candidates, cinacalcet HCl, is the subject of a new drug application, or NDA, that has been filed, by our corporate licensee, Amgen, Inc., with the United States Food and Drug Administration (FDA) and is the subject of a similar application filed with the European Agency for the Evaluation of Medicinal Products (EMEA) in Europe. Another product candidate, PREOS, is in Phase III clinical trials. A third product candidate, teduglutide, is in Phase II clinical trials. PREOS and teduglutide are proprietary to and are being developed by us. PREOS is our brand name for our recombinant, full-length parathyroid hormone that we are developing for the treatment of osteoporosis. Teduglutide is our analog of glucagon-like peptide 2 that we are developing for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s Disease. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; NPS 1776 for epilepsy and migraine; and delucemine, formerly referred to as NPS 1506, for acute and urgent symptoms of major depressive disorders. Of these three, the calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research, development and license agreements with AstraZeneca AB, GlaxoSmithKline and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson with respect to certain of our product development programs.

We have incurred cumulative losses from inception through September 30, 2003 of approximately $369.7 million, net of cumulative revenues from research and license agreements of approximately $83.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS, teduglutide, NPS 1776 and delucemine, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Major Research and Development Projects

Our major research and development projects involve PREOS and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We are currently conducting Phase III clinical trials to demonstrate both safety and efficacy of this product candidate. During the three months ended September 30, 2003 and 2002, we incurred $23.0 million and $8.5 million, respectively, in the research and development of this product candidate and during the nine months ended September 30, 2003 and 2002, we incurred $58.2 million and $38.2 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS. We have incurred costs of approximately $170.1 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we plan to file an NDA with the FDA at the conclusion of our Phase III trials, assuming that the clinical trials’ results support a filing. We have completed dosing of all patients that participated in our pivotal, 18-month Phase III trial for PREOS. We expect to report results of this study late in the first quarter of 2004. We are also conducting other clinical trials with PREOS to support an eventual NDA. Assuming successful completion of the Phase III trials, we anticipate filing an NDA for the treatment of osteoporosis in the third quarter of 2004. Because of the ongoing work with respect to the Phase III trials, the preparation and filing of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the preparations for sales and marketing, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

•	PREOS may not be shown to be safe and efficacious in the Phase III trials;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate clinical and commercial supplies of PREOS in order to complete the Phase III clinical trials and initiate commercial launch upon approval;

•	Our ability to prepare and file an NDA with the FDA; and

•	We may not have adequate funds to complete the development of PREOS.

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

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of short bowel syndrome and Crohn’s Disease. We have completed a Phase II trial in adults with short bowel syndrome. The drug appeared to be safe and well tolerated in this study. We are presently designing a pivotal study for adults with short bowel syndrome. We expect to commence this study by the end of 2003 or early 2004 assuming timely approval of the clinical plan by the FDA. A proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s Disease was commenced in October 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the quarter ended September 30, 2003 and 2002, we incurred $3.3 million and $6.1 million, respectively, in the research and development of this product candidate and during the nine months ended September 30, 2003 and 2002, we incurred $10.2 million and $11.3 million, respectively in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $28.2 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the design of the pivotal trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s Disease, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our teduglutide program will commence, if ever. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three and nine months ended September 30, 2003 and 2002 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including our collaboration with AstraZeneca in metabotropic glutamate receptors (mGluRs) described below.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments.

During the three months ended September 30, 2003 and 2002, we incurred $1.1 million and $900,000, respectively, in research and development expenses under our collaboration with AstraZeneca. During the nine months ended September 30, 2003 and 2002, we incurred $2.9 million and $2.7 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

Other Programs for Central Nervous System Disorders. NPS 1776 is a proprietary small molecule compound. We are independently developing this compound for the acute treatment of migraine. Our preclinical studies show that NPS 1776 is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase I clinical trials with NPS 1776 to evaluate its safety and tolerability and its ability to be delivered in a controlled release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. We expect to begin a pilot clinical study in the acute treatment of migraine by the end of 2003. Initial formulation studies demonstrated that the compound is amenable to multiple controlled release formulation technologies. We are presently working to identify a controlled release formulation to take into further clinical trials for the treatment of epilepsy.

Delucemine, formerly referred to as NPS 1506, is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels which are activated by the neurotransmitter glutamate. The compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We believe delucemine may produce a rapid antidepressant effect in patients suffering from major depressive disorder. Delucemine does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. Delucemine, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. We expect to commence a clinical study for delucemine for the treatment of acute and urgent symptoms of major depressive disorder in the second half of 2004.

During the three months ended September 30, 2003 and 2002, we incurred $1.5 million and $265,000, respectively, in research and development expenses for these programs in the aggregate. During the nine months ended September 30, 2003 and 2002, we incurred $1.9 million and $617,000, respectively, in research and development expenses for these programs in the aggregate.

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

The goal of these central nervous system programs is to discover, synthesize and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, we will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these projects will commence, if ever.

Results of Operations

Revenues. Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $7.7 million for the quarter ended September 30, 2003 compared to $140,000 for the quarter ended September 30, 2002. Revenues for the nine months ended September 30, 2003 were $7.9 million compared to $2.0 million for the same period in the prior year. The increase in revenues for the three and nine months ended September 30, 2003 as compared with the same periods in the prior year are primarily the result of a $6.0 million milestone payment we received from Amgen, Inc. for the submission of a new drug application to the United States Food and Drug Administration for cinacalcet HCl in September 2003. Additionally, we recognized $1.5 million in revenue during the three and nine months ended September 30, 2003 as a result of our settled arbitration with Forest Laboratories, Inc. relating to a milestone owed to us. We recognized zero and $1.8 million under our agreement with the Government of Canada, pursuant to the Technology Partnership Canada program during the three and nine months ended September 30, 2002, respectively. We recognized no revenue under our agreement with the Government of Canada during the three and nine months ended September 30, 2003. Depending on the result of on-going negotiations to amend certain provisions of our research funding agreement with the Government of Canada, we may recognize the remaining approximate Cnd. $900,000 under the terms of the agreement when negotiations are finished. See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $31.3 million for the quarter ended September 30, 2003 from $16.9 million for the comparable period of 2002. The increase in research and development expenses from the third quarter of 2002 to the third quarter of 2003 was principally due to a $10.7 million increase in the costs of advancing the development of our PREOS program, including personnel-related costs; a $2.0 million increase in the costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide; and a $1.4 million increase in the costs related to advancing our central nervous system programs. These increases were offset by a $1.1 million decrease in the costs of advancing the development of our teduglutide program. Our research and development expenses increased to $79.5 million for the nine months ended September 30, 2003 from $58.2 million for the comparable period of 2002. The increase in research and development expenses from the nine months ended September 20, 2002 to the nine months ended September 30, 2003 was principally due to a $11.8 million increase in the costs of advancing the development of our PREOS program, a $4.8 million increase in the costs associated with the manufacturing of clinical supplies of PREOS and teduglutide, including costs related to our commercial manufacturing agreement signed in October 2002 with Boehringer Ingelheim Austria GmbH for the manufacture of bulk drug supplies of PREOS in support of commercial launch, and a $1.5 million increase in the costs related to advancing our central nervous system programs. These increases were offset by a $154,000 decrease in the costs of advancing the development of our teduglutide program.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $4.9 million for the quarter ended September 30, 2003 from $3.2 million for the quarter ended September 30, 2002. The increase in general and administrative expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is due primarily to a $904,000 increase in costs related to marketing activities associated with PREOS and teduglutide, and a $337,000 increase in costs related to administrative personnel. Our general and administrative expenses increased to $14.2 million for the nine months ended September 30, 2003 from $10.4 million for the nine months ended September 30, 2002. The increase in general and administrative expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is due primarily to a $2.6 million increase in costs related to marketing activities associated with PREOS and teduglutide and the hiring of additional marketing personnel and a $739,000 increase in costs related to administrative personnel, recruiting and travel.

Amortization of Goodwill and Purchased Intangibles. Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at September 30, 2003 total approximately $10.0 million. Our amortization of purchased intangibles of $376,000 and $1.1 million for the three and nine months ended September 30, 2003, respectively, were comparable to $334,000 and $1.0 million for the same periods in the prior year, respectively.

Merger Costs and Termination Fees. We recorded an expense of $351,000 and $40.2 million during the three and nine months ended September 30, 2003 as a result of the termination of our merger with Enzon Pharmaceuticals, Inc. (Enzon). On February 19, 2003 we entered into an Agreement and Plan of Reorganization (Merger Agreement) with Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, we announced that NPS and Enzon had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, we paid Enzon a termination fee in the form of a private placement of 1.5 million shares of our common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon was filed with the Securities and Exchange Commission on July 2, 2003. We also incurred direct costs relating to the proposed merger of approximately $4.6 million.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and teduglutide. We started a pivotal Phase III clinical trial with PREOS. We have also completed a pilot Phase II clinical trial with teduglutide in adults with short bowel syndrome and have initiated a proof-of-concept clinical study in patients for the treatment of Crohn’s Disease. Since the date of acquisition and through September 30, 2003, we have incurred development costs of approximately $170.1 million for PREOS and $28.2 million for teduglutide. Total development costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income (Expense), Net. Our total other income, net, decreased from $2.0 million to total other expense, net, of $170,000 for the three months ended September 30, 2003 as compared with the same period in the prior year. Our total other income, net, decreased from $6.1 million to $3.1 million for the nine months ended September 30, 2003 as compared with the same period in the prior year. The decreases in total other income, net, in both periods are primarily the result of recording interest expense of $1.7 million and $2.0 million for the three and nine months ended September 30, 2003, respectively, on our $192.0 million 3.0 percent convertible notes. Additionally, interest income decreased $1.2 million during the nine months ended September 30, 2003 as compared to the same period in the prior year primarily due to lower interest rates during 2003 as compared to the same period in the prior year.

Income Taxes. Our income tax benefit was $395,000 and $2.1 million for the three and nine months ended September 30, 2003 as compared to income tax expense of zero and $10,000 for the three and nine months ended September 30, 2002. We recorded an income tax benefit of $395,000 and $2.1 million during the three and nine months ended September 30, 2003 for refundable income tax credits relating to research and development activities that we are eligible for in the Canadian province of Quebec. The amount recorded for the nine months ended September 30, 2003 represents our estimate of amounts to be received for the years ended December 31, 2002, 2001 and 2000, and the nine months ended September 30, 2003. Prior to March 31, 2003, we were not able to estimate whether or not we would be entitled to this credit.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of convertible debentures. As of September 30, 2003, we had recognized $83.6 million of cumulative revenues from payments for research support, license fees and milestone payments, $436.7 million from the sale of equity securities for cash, and $186.1 million from the sale of convertible debentures for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $346.3 million at September 30, 2003. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our cash, cash equivalents, and marketable investment securities totaled $346.3 million as of September 30, 2003, as compared to $234.5 million as of December 31, 2002. The increase in total cash, cash equivalents, and marketable investment securities was primarily the result of our sale of $192.0 million of 3.0 percent convertible notes, which was completed in July 2003. We received net proceeds of $185.9 million from this offering after deducting debt issuance costs. The notes bear interest at an annual rate of 3.0 percent. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the notes was approximately $1.7 million as of September 30, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before June 15, 2008. The notes are convertible into our common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $75.1 million for the nine months ended September 30, 2003 compared to $53.2 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 of $75.1 million resulted from a net loss of $121.9 million, realized gains and non-cash expense of $39.0 million, an increase in operating assets of $515,000 and an increase in operating liabilities of $8.3 million. Net cash used in operating activities for the nine months ended September 30, 2002 of $53.2 million resulted from a net loss of $61.4 million, realized gains/losses and non-cash expense/income of $2.6 million, a decrease in operating assets of $7.6 million and a decrease in operating liabilities of $2.0 million. Net cash used in investing activities was $83.4 million for the nine months ended September 30, 2003 compared to cash provided by investing activities of $44.9 million for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 was primarily the result of investing the net proceeds from our convertible debt offering. Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily the result of net proceeds from the sale of marketable investment securities to fund operations. Net cash provided by financing activities was $188.6 million for the nine months ended September 30, 2003 compared to $2.3 million for the nine months ended September 30, 2002. Net cash provided by financing activities in 2003 is primarily the result of cash proceeds from the sale of convertible debentures totaling $186.1 million, net, in September 2003.

We could receive future milestone payments of up to $86.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. Under this agreement, the Government of Canada is obligated to reimburse us for up to 30 percent of eligible research and development costs we incur for our teduglutide product candidate through December 2002 up to a maximum of Cdn. $8.4 million. Through December 31, 2001, we have invoiced the Canadian Government for a total of Cdn. $4.7 million. During 2002, we recognized revenue of Cnd. $2.8 million under the Technology Partnership’s Canada Program through June 2002. In July 2002, we began negotiations with the Canadian Government to pursue mutually acceptable adjustments to the terms of the agreement. As these negotiations are still ongoing, the outcome of which is uncertain, we have not recognized any revenue under this agreement since negotiations began in July 2002, although we have incurred development costs we believe qualify for reimbursement of the remaining Cnd. $900,000 up to the maximum Cnd. $8.4 million. The agreement provides the Government of Canada with a 10 percent royalty on revenues Allelix receives from the sale or license of teduglutide. Our royalty obligation terminates on December 31, 2008, if we have paid at least Cdn. $23.9 million. If we have not paid that amount of royalties by that date, our royalty obligation continues until the earlier of the date we have paid Cdn. $23.9 million, or December 31, 2017. The agreement imposes a number of obligations on us to conduct certain development activities within Canada and use Canadian based companies to provide certain services in connection with the development of teduglutide. For example, the agreement requires us to produce in Canada clinical and commercial supplies of teduglutide. In addition, the agreement requires us to enter into a licensing agreement with a pharmaceutical company operating in Canada for the conduct of Phase III clinical trials and commercialization of teduglutide. The agreement also prohibits us from entering into any licensing agreement for the further development, production and marketing of teduglutide without the prior written consent of the Government of Canada. In general, the agreement includes on-going commitments to create manufacturing, marketing and sales jobs in Canada.

We have used and currently use non-Canadian based companies for some of these services. For example, we arranged for a non-Canadian contract manufacturer to manufacture bulk supplies of teduglutide for our Phase II clinical trials. If certain violations of the terms of the agreement were to occur, and if pursued by Canada, Canada might be allowed to claim a forfeiture of the technology to Canada or other adverse consequences. We notified the

Government of Canada of our arrangements and received their authorization to proceed. If we cannot reach an agreement with the Government of Canada on amending certain provisions of the agreement, we may choose to abandon or find it impractical to continue our development of teduglutide. If we do reach an agreement, we could be required to make payments that are material in amount. If the Company defaults under the agreement, the Canadian Government declares an event of default, and the Company does not remedy the default, the Company could be required to repay all amounts received from Canada plus interest and other damages depending on the occurrence of certain events. However, the Canadian Government does not have the unilateral ability to terminate or cancel the contract. The Canadian Government may declare an event of default if the Company becomes bankrupt, is dissolved, intentionally submits false or misleading information, fails to comply or perform in accordance with the material terms of the agreement, or fails to make potential royalty payments which may become due in the future under this agreement.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2003, we have a total commitment of up to $3.4 million for future research support and $1.1 million for milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, as of September 30, 2003, we have a commitment for future manufacturing of PREOS of approximately $127.8 million. We expect to enter into additional collaborative research agreements and manufacturing agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through mid-2005. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns, the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed, and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have sufficient clinical supplies of PREOS to complete those clinical studies to be included in our NDA filing, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We apply the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101), to all of our revenue transactions and Issue No. 00-21 to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable. To the extent we enter into agreements that have multiple deliverables, we divide each deliverable into a separate unit of accounting based on relative fair values (to the extent possible) and separate revenue recognition criteria are considered separately for each separate unit of accounting.

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

Our balance sheet reflects net intangible assets of $7.7 million, long-lived assets of $5.1 million, and goodwill of $8.0 million as of September 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio and our convertible notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical 10 percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity. Our 3.0 percent convertible notes in the principal amount of $192.0 million due June 15, 2008 have a fixed rate. The fair value of the convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the September 30, 2003 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Item 2. Changes in Securities and Use of Proceeds.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on August 21, 2003. The stockholders approved all proposals by the vote specified below:

Proposal One: To elect nine (9) directors as set forth in the Proxy Statement.

Nominees	For	Withheld
Santo J. Costa	27,261,997	191,971

John R. Evans	26,896,325	557,643

James G. Groninger	20,995,034	6,458,934

Hunter Jackson	21,243,627	6,210,341

Joseph Klein, III	27,242,492	211,476

Donald E. Kuhla	26,896,324	557,644

Thomas N. Parks	27,245,093	208,875

Calvin Stiller	27,262,118	191,850

Peter G. Tombros	27,262,231	191,737

Proposal Two: To amend the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 45,000,000 to 105,000,000 shares.

For: 22,746,679	Against: 4,700,660	Abstain: 6,629

Proposal Three: To increase by 1,600,000 shares the aggregate number of shares of common stock for which options may be granted under the Company’s 1998 Stock Option Plan.

For: 18,987,244	Against: 1,688,677	Abstain: 25,814	Not Voted: 6,752,233

Proposal Four: To increase by 75,000 shares the aggregate number of shares of common stock for which options may be granted under the Company’s 1994 Employee Stock Purchase Plan and to extend the termination date of the plan to January 6, 2009.

For: 20,100,739	Against: 588,580	Abstain: 12,416	Not Voted: 6,752,233

Proposal Five: To ratify the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2003.

For: 26,334,210	Against: 1,112,576	Abstain: 7,182

Item 6. Exhibits and Report on Form 8-K.

(a)	Exhibits:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On July 14, 2003, the Company filed a report on Form 8-K with the SEC relating to the registrant’s announcement, as presented in a press release issued by the registrant on July 9, 2003, announcing the exercise of the option to purchase an additional $22 million of its three percent convertible debt.

On September 25, 2003, the Company filed a report on Form 8-K with the SEC relating to the registrant’s announcements (1) as presented in a press release issued by the registrant on September 8, 2003, announcing an NDA filing by Amgen for Cinacalcet HCl; and (2) as presented in a press release on September 20, 2003 announcing interim result of the PaTH study data.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: November 6, 2003	By:	/s/ HUNTER JACKSON
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board

Date: November 6, 2003	By:	/s/ GERARD MICHEL
Gerard Michel,
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002