Form 10-K
period 2003-12-31
NPS PHARMACEUTICALS INC
filed 2004-02-10
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Chipeta Way, Salt Lake City, Utah	84108-1256
(Address of Principal Executive Offices)	(Zip Code)

(801) 583-4939

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 Par Value
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act 12b-2): YES ☒ NO ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $894,225,288 as of June 30, 2003, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market on such date.

As of February 6, 2004, there were 37,195,253 shares of Common Stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 2004, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K and the documents incorporated by reference therein contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee the accuracy of such statements, and you should be aware that results and events could differ materially from those contained in such statements. You should consider carefully the statements set forth in the section of this report entitled “Risk Factors.”

ITEM 1.	Business

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders.

Our product pipeline consists of product candidates in various stages of clinical and preclinical development. One of our product candidates, cinacalcet HCl, is the subject of a new drug application, or NDA, that has been filed with the United Stated Food and Drug Administration (FDA) by our corporate licensee, Amgen Inc., and is the subject of a similar application filed with the European Agency for the Evaluation of Medicinal Products (EMEA) in Europe. We have completed a pivotal Phase III clinical trial with another product candidate, PREOS®. The data from this study are being collected and finalized and we have commenced preparation of an NDA to be filed with the FDA. Additional product candidates, teduglutide, formerly referred to as ALX-0600, and isovaleramide, formerly referred to as NPS 1776, are in Phase II clinical trials. PREOS, teduglutide, and isovaleramide are proprietary to and are being developed by us. PREOS is our brand name for our recombinant, full-length parathyroid hormone that we are developing for the treatment of osteoporosis. Teduglutide is our analog of glucagon-like peptide 2 that we are developing for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s disease. Isovaleramide is a small organic molecule that we are developing for the treatment of migraine. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; and delucemine, formerly referred to as NPS 1506, for acute treatment of major depressive disorder. The calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson, with respect to certain of our other product development programs.

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

Continue to develop and leverage our core discovery competencies and proprietary expertise. We believe that the continued evaluation, selection and winnowing of candidates in our product development pipeline will be effective based in part on the ability of our scientists to apply techniques within our core competencies. We intend to continue to use these abilities to identify molecular targets for the development of new drugs and to identify, evaluate, select, and winnow drug candidates in a way that allocates resources to compounds meriting continued evaluation and advancement. Our multidisciplinary discovery teams focus on developing a broad product pipeline covering a variety of disorders.

Our Product Development Programs

This table summarizes our product development programs by therapeutic area. A description of each product or program follows the table.

Product or Program	Indication(s)	Status	Licensees and Collaborators
Bone and Mineral Disorders

PREOS	Osteoporosis	Pivotal Phase III*	Proprietary

Calcilytic Compounds	Osteoporosis	Phase I	GlaxoSmithKline**

Cinacalcet HCl	Hyperparathyroidism Secondary Secondary Primary	NDA Phase II (Japan) Phase II	Amgen Kirin Amgen

Gastrointestinal Disorders

Teduglutide	Short Bowel Syndrome Crohn’s disease	Phase II completed Phase II	Proprietary Proprietary

mGluR5 Antagonists	GERD	Preclinical	AstraZeneca**

Central Nervous System Disorders

Isovaleramide	Migraine	Phase II	Proprietary

Delucemine	Depression	Phase I completed	Proprietary

Metabotropic Glutamate Receptors	Psychiatric and Neurologic Disorders and Pain	Preclinical	AstraZeneca**

Glycine Reuptake Inhibitors	Schizophrenia and Dementia	Preclinical	Janssen

*	Dosing has been completed. Top-line preliminary results expected to be released by the end of the first quarter 2004.

**	We retain co-promotion rights for product candidate from these collaborations.

Bone and Mineral Disorders

Overview. Our products and programs in this field include PREOS, calcilytic compounds and cinacalcet HCl. Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of ageing, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after fractures occur. Fractures of the hip, spine or wrist can result in serious long-term disability and mortality.

Hyperparathyroidism is also classified as a bone and mineral disorder. Persons with hyperparathyroidism experience an oversecretion of parathyroid hormone by the parathyroid glands located in the neck. Symptoms of hyperparathyroidism may include bone loss and pain, bone deformities, muscle weakness, severe generalized itching and abnormal calcification of soft tissues, including the heart. Patients may also experience depression and cognitive dysfunction. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is an age-related disorder that is characterized by enlargement of one of the four parathyroid glands. Secondary hyperparathyroidism is primarily a physiological response to failing kidney function. When a person has reduced kidney function, their body is unable to maintain proper levels of calcium, vitamin D and phosphorus in the blood. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium.

PREOS and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS internally and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS. PREOS is our brand name for recombinant, full-length, human parathyroid hormone that we are developing for the treatment of osteoporosis. PREOS is delivered subcutaneously through a novel injector system that has been specifically developed for elderly patients. This new ergonomically designed system provides a simple three step process of delivery, with built-in patient feedback mechanisms designed to assist those patients who might otherwise have difficulty using a self-injection device. Chronically high levels of parathyroid hormone are known to cause bone loss, as in hyperparathyroidism. We have shown, however, in clinical studies, that daily dosing with PREOS, in which parathyroid hormone levels rise rapidly and then return to normal levels within a few hours, actually stimulates bone growth. In a Phase II clinical trial of over 200 post-menopausal women completed in 1997, daily injections of PREOS produced a clinically and statistically significant increase in bone mineral density in the lumbar spine of nearly seven percent in only one year.

We have completed dosing of patients with PREOS in a pivotal Phase III clinical trial, referred to as the Treatment of Osteoporosis with Parathyroid hormone Study, or TOP Study. We designed this trial to demonstrate PREOS’ ability to reduce fractures of the spine and build new bone in women with osteoporosis. We are also conducting other clinical trials with PREOS to support the filing of an NDA with the FDA. We anticipate filing an NDA for PREOS for the treatment of osteoporosis at the end of the third quarter of 2004.

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

Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, estrogen replacement therapy in post-menopausal women, bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and Lilly’s teriparatide, a recombinant parathyroid-hormone fragment, called Forteo. With the exception of Forteo, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years.

We believe there exists a significant need for improved therapy that will increase bone mineral density to a greater degree and at a faster rate, thereby reducing the risk of fracture. Parathyroid hormone treatment, such as our product candidate, PREOS, and Lilly’s parathyroid hormone-fragment, Forteo, are designed to address this medical need and to supplement currently available treatments. These agents stimulate bone formation and are the only near-term products demonstrated to build architecturally sound, high quality, new bone. Lilly initiated the first stage of its launch of Forteo in the United States in December 2002, focusing on 8,000 doctors who specialize in the treatment of osteoporosis. Lilly recently reported its intention to expand its marketing efforts to encompass an additional 15,000 primary-care physicians who treat osteoporosis. Lilly reported sales of Forteo in 2003 of $66.0 million.

PREOS consists of all 84 amino acids found in the naturally occurring human parathyroid hormone. Lilly’s Forteo is a fragment of the naturally occurring parathyroid hormone and is only composed of the first 34 amino acids. Data from Lilly’s Phase III clinical trial indicated that, in post-menopausal women with severe osteoporosis, daily injections of Forteo provided statistically significant reductions in fractures and rapid and significant increases in bone mineral density. Because PREOS consists of 84 amino acids found in the naturally occurring human parathyroid hormone, we believe that our Phase III clinical trials will also show efficacy in the treatment of osteoporosis with a potentially improved side effect profile. In addition, studies currently being conducted by us and our academic collaborators are designed to confirm what, if any, therapeutic advantage our full-length human parathyroid hormone may have compared to fragments of parathyroid hormone. For example, in November 2003, we reported encouraging preliminary results from a two-year rat carcinogenicity study of PREOS. Based upon these preliminary results, we believe we have identified a clinically relevant non-carcinogenic dose of PREOS, and confirmed the positive effects of PREOS on bone seen in other animal studies and in human clinical trials. Osteosarcoma was observed in similar studies of Lilly’s parathyroid hormone fragment, Forteo, at clinically relevant doses.

PREOS Development Status. We have completed dosing in a pivotal Phase III clinical trial with PREOS. The TOP Study, was a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS to reduce fractures and build new bone in women with osteoporosis. The TOP Study evaluated the effects of PREOS in post-menopausal women who have osteoporosis and who might have suffered a fracture, but who are not receiving drug or hormone therapy for osteoporosis. Women who participated in the study received daily, subcutaneous injections of PREOS or placebo. Dosing in this study lasted for 18 months. The TOP Study enrolled over 2,600 patients and dosing was completed in September 2003. We expect to report top line preliminary results of this study by the end of the first quarter of 2004. Women who have finished their participation in the TOP Study are able to receive additional treatment with PREOS. We refer to this study as the Open Label Extension Study, or the OLES study. Women who received PREOS in the TOP Study may receive an additional 6 months of PREOS treatment for a total of 24 months treatment. Women who received placebo in the TOP Study may receive 18 months of PREOS treatment.

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

In addition, PREOS was tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. Our participation in this study was limited to making available supplies of PREOS for use in the study. In return, we have been granted the right to use data and results generated from the study in our regulatory filings with the FDA. This 24-month, randomized, double-blind trial is referred to as the PaTH study, parathyroid hormone and alendronate in combination for the treatment of osteoporosis. This trial was designed to test whether PREOS is more effective in building bone mineral density than alendronate, marketed by Merck as Fosamax, and whether the combination of PREOS and Fosamax is more effective in building bone mineral density than either therapy alone. The trial enrolled approximately 238 post-menopausal women with low hip or spine bone mineral density. The participants were randomized into three groups to receive a daily regime for a period of twelve months of either PREOS, Fosamax, or PREOS and Fosamax together. The twelve-month results of the study were presented at the 25th Annual Meeting of the American Society of Bone and Mineral Research and published in the New England Journal of Medicine in September 2003. The bone mineral density at the spine increased in all the treatment groups, and there was no significant difference in the increase between the parathyroid hormone group and the combination-therapy group. The volumetric density of the trabecular bone at the spine increased substantially in all groups, but the increase in the parathyroid hormone group was about twice that found in either of the other groups. Bone formation increased markedly in the parathyroid hormone group but not in the combination-therapy group. Bone resorption decreased in the combination-therapy group and the alendronate group. While there was no evidence of synergy between parathyroid hormone and alendronate, PREOS was shown to be more effective than alendronate alone in both bone mineral density and volumetric measurements, and the addition of PREOS to alendronate did show a greater increase in the volumetric density of the trabecular bone at the spine than alendronate alone. Changes in the volumetric density of trabecular bone, the cortical volume at the hip, and levels of markers of bone turnover suggest that the concurrent use of alendronate may reduce the anabolic effects of parathyroid hormone. Longer-term studies of fractures are needed to determine whether and how antiresorptive drugs can be optimally used in conjunction with parathyroid hormone therapy.

Calcilytic Compounds Development Status. We are pursuing another treatment for osteoporosis that focuses on the discovery and development of orally administered drugs called calcilytic compounds. Calcilytic compounds are small molecule antagonists of the calcium receptor that temporarily increase the secretion of the body’s own parathyroid hormone, which may result in the formation of new bone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone can be obtained through the use of calcilytics. In these studies, we observed that increased levels of parathyroid hormone achieved by this mechanism are equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. As a result, we believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a cost-effective treatment for osteoporosis.

In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We have conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. In December 2000, GlaxoSmithKline initiated a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment.

GlaxoSmithKline has paid us a total of $35.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GlaxoSmithKline of products commercialized based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. In December 2003, we entered into an agreement with GlaxoSmithKline to amend the agreement to provide for the termination of the collaborative research portion of the agreement effective May 31, 2003. The amendment also permits us to conduct our own research and development efforts with calcilytic compounds not in the class of compounds being pursued by GlaxoSmithKline. We are not permitted to commercialize any compounds arising from our work if GlaxoSmithKline is commercializing a compound. We also granted to GlaxoSmithKline a right of first negotiation to acquire a license calcilytic compounds discovered after May 31, 2003.

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl is our orally active, small molecule calcimimetic compound being developed for the treatment of hyperparathyroidism. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone. Cinacalcet HCl has been licensed for development and commercialization to Amgen and Kirin. In July 2003, Amgen announced that it had successfully completed three Phase III studies supporting the use of cinacalcet HCl for the treatment of secondary hyperparathyroidism. In September 2003, Amgen filed an NDA which was granted priority review by the FDA. In connection with the filing of the NDA, Amgen paid to us a milestone payment of $6.0 million.

Amgen has conducted Phase II clinical trials of cinacalcet HCl for the treatment of primary hyperparathyroidism. Amgen has not publicly disclosed its current activities in primary hyperparathyroidism. Kirin is conducting Phase II clinical trials of cinacalcet HCl for the treatment of secondary hyperparathyroidism and plans to initiate Phase III clinical trials in the first quarter of 2004.

Cinacalcet HCl Market Opportunity. According to the National Institute of Health, over 75,000 people in the United States develop new cases of primary hyperparathyroidism each year, and our market studies lead us to believe that over 500,000 people in the United States are estimated to suffer from the disorder. The current treatment for primary hyperparathyroidism is the surgical removal of one or more of the parathyroid glands in the neck. There are currently no effective pharmaceutical therapies for the treatment of primary hyperparathyroidism. Studies suggest that over 30 percent of the estimated two million patients in the United States with chronic renal failure are affected by secondary hyperparathyroidism. Secondary hyperparathyroidism commonly develops during the early stages of chronic renal failure before dialysis is necessary. Current treatments for secondary hyperparathyroidism include vitamin D and phosphate binders, neither of which directly regulate the secretion of parathyroid hormone.

Cinacalcet HCl Development Status. In September 2003, Amgen announced that it had submitted a new drug application, or NDA, to the United States Food and Drug Administration seeking approval to market cinacalcet HCl as a therapy for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease. The filing was based on Amgen’s successful conclusion of Phase III studies discussed in more detail below. In connection with the filing of the NDA, Amgen paid to us a $6.0 million milestone payment as required under the terms of our license agreement with them. In November 2003, Amgen announced that it had received notification that the FDA had granted a priority review of the NDA for cinacalcet HCl. A priority review designation by the FDA is intended for those products that address unmet medical needs and reduces the FDA’s target date for review from ten to twelve months to six months from the filing date. Amgen has indicated that it expects to receive regulatory approval to market cinacalcet HCl from the FDA in the first half of 2004. Amgen has also filed applications for regulatory approval to market cinacalcet HCl for the treatment of secondary hyperparathyroidism in Australia, Canada, the European Union and New Zealand.

At the American Society of Nephrology sponsored symposium in November 2003, Amgen announced results of Phase III studies evaluating the efficacy and safety of cinacalcet HCl. Amgen reported that it had completed three Phase III double-blind, randomized, placebo-controlled studies including more than eleven hundred patients on hemodialysis and peritoneal dialysis with uncontrolled secondary hyperparathyroidism. These studies were conducted in Australia, Canada, Europe and the United States. Across the Phase III trials, clinically relevant reductions in calcium-phosphorus product, thirteen to seventeen percent, calcium, six to eight percent, and phosphorus, seven to ten percent, were observed in patients receiving cinacalcet HCl, while they remained at baseline levels in those receiving standard therapy and placebo. In a separate study in patients with chronic kidney failure not requiring dialysis, administration of cinacalcet HCl resulted in reductions of parathyroid hormone comparable to those observed in patients with end-stage renal disease receiving dialysis.

Amgen reported that cinacalcet HCl was highly efficacious regardless of age, gender, race or disease severity. Cinacalcet HCl was also effective in patients receiving vitamin D and for patients where vitamin D was contraindicated due to hypercalcemia or hyperphosphatemia. The most commonly reported side effects in the Phase III clinicals trials with cinacalcet HCl were nausea and vomiting, which were generally mild to moderate in severity and brief in duration.

Amgen has also completed two Phase II clinical trials with cinacalcet HCl in patients with primary hyperparathyroidism. The preliminary results from these two studies were presented at the American Society of Bone and Mineral Research meetings in 2000 and 2001 and the final results were presented at the Endocrine Society meeting in June 2002 and published in the              2003 issue of JCEM.

The results from Amgen’s two Phase II studies in patients with primary hyperparathyroidism demonstrated that cinacalcet HCl was well tolerated and that it effectively lowered circulating levels of parathyroid hormone and calcium. The larger of the two trials was a one year study involving 78 male and female patients with elevated levels of serum parathyroid hormone and calcium. The patients were randomized to receive either oral doses of cinacalcet HCl or placebo twice a day for 52 weeks. Circulating levels of parathyroid hormone and calcium fell within hours following the oral administration of cinacalcet HCl and serum calcium levels were maintained within the normal range for one year following dosing with cinacalcet HCl. Amgen has made no additional public statements concerning its development activities with respect to primary hyperparathyroidism.

Amgen has paid to us license fees, research support payments, milestone payments, and has made equity purchases totaling $28.5 million, including the milestone payment for the filing of an NDA. Amgen will pay us up to an additional $17.0 million if it achieves other development and regulatory milestones. Amgen will also pay us royalties on any sales of cinacalcet HCl in its territories. Kirin has paid to us $19.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $6.0 million upon accomplishment of additional milestones. Kirin also is required to pay us royalties on any sales of cinacalcet HCl in its territories.

Gastrointestinal Disorders

Overview. Our products and programs in this field include teduglutide, which we are developing for the treatment of short bowel syndrome and Crohn’s disease and mGluR5 antagonists for gastroesophageal reflux disease or GERD. The gastrointestinal tract is involved in the digestion and the absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of metabolic and digestive processes, and in balancing the absorption and secretion of electrolytes and water. People that suffer from gastrointestinal disorders can have severe consequences on the quality of their life.

Short bowel syndrome affects the ability of the gastrointestinal tract to absorb nutrients and water. Short bowel syndrome is a condition that typically arises after extensive resection of the bowel. Patients with this problem suffer from malnutrition, severe diarrhea, dehydration, fatigue and weight loss due to a loss in the ability to absorb adequate amounts of nutrients and water. Treatment includes special dietary management and, often, parenteral nutrition. Crohn’s disease is a chronic disorder that causes inflammation of the gastrointestinal tract. The inflammation can lead to obstruction or blockage of the intestine, the development of sores or ulcers within the intestinal tract, and malnutrition or the presence of nutritional deficiencies. Treatment includes medications to manage the inflammation and associated complications and/or surgery to reduce or eliminate the obstruction, and administration of vitamins and other nutritional supplements.

GERD is a condition in which the backflow or reflux of acid from the stomach into the esophagus usually associated with common heartburn is frequent or severe enough to cause significant physiological complications. These complications include breaks in the lining of the esophagus or esophageal erosions, esophageal ulcer, and narrowing of the esophagus (esophageal stricture). In some patients, the normal esophageal lining or epithelium may be replaced with abnormal epithelium. This condition has been linked to cancer of the esophagus. Lung aspiration, asthma and inflammation of the vocal cords or throat may also be caused by GERD.

Teduglutide for Short Bowel Syndrome and Crohn’s Disease. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s disease. Animal studies indicate that teduglutide stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies conducted by us in collaboration with outside researchers, teduglutide induced an approximately 50 percent increase in the weight of the small intestine within 14 days of administration. Further, these studies suggest the growth-promoting properties of teduglutide appear to be highly tissue-specific, predominantly affecting the small intestine, and thereby potentially reducing the risk of adverse side effects.

Teduglutide Market Opportunity. Scientific journal articles and our own market studies have indicated that approximately 25,000 adults and 7,000 children in North America are afflicted with short bowel syndrome. Many of these patients require parenteral nutrition, the cost of which can exceed $100,000 annually per patient. There are currently no effective therapies for enhancing the growth and repair of the cell lining of the small intestine. We believe that the short bowel syndrome market is an attractive one because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for teduglutide for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also designated teduglutide an orphan medicinal product for the treatment of short bowel syndrome.

The Crohn’s & Colitis Foundation of America estimates that as many as one million people in the United States have inflammatory bowel disease with approximately one-half of those being afflicted with Crohn’s disease. There currently is no cure for Crohn’s disease. The goal of medical treatment is to suppress the inflammatory response and bring the symptoms under control. Medical therapy is then used to decrease the frequency of the disease flares and to maintain remission. We believe that teduglutide may provide a more effective therapy than current treatment therapies.

Teduglutide Development Status. We have completed a Phase II study in adults with short bowel syndrome. The purposes of this study were to evaluate the safety, tolerability and effect of a 21-day subcutaneous dosing regimen of teduglutide. In this study, subgroups comprising a total of 22 patients with significant portions of the small intestine removed, received teduglutide in one of three doses by daily subcutaneous injection. After 21 days of treatment, the patients, all of whom were dependent on parenteral nutrition, showed significant improvements in intestinal function. An important result of the improved intestinal function in these patients was a statistically significant increase in fluid and nutrient absorption. Histological examination of tissue from patient biopsies showed a statistically significant increase in the number and size of epithelial cells lining the small intestine. The drug appeared to be safe and well-tolerated. We are preparing to initiate a pivotal study for adults in short bowel syndrome. We expect to commence this study in early 2004. A proof-of-concept clinical study with teduglutide in patients with Crohn’s disease was commenced in October 2003.

MGluR5 for GERD. Together with AstraZeneca, we have begun to pursue a line of discovery work in finding antagonists of the mGluR5 receptor for the possible treatment of GERD. Specifically, we are testing compounds that may reduce the transient relaxation of the lower esophageal sphincter, which results in fluid from the stomach entering the esophagus – a condition referred to as reflux. Our work with AstraZeneca and the identification of mGluR5 antagonists is in the very early stage of preclinical development. A more detailed description of our mGluR program and our collaboration with AstraZeneca can be found below under Central Nervous System Disorders.

Central Nervous System Disorders

Overview. Our products and programs in this field include isovaleramide, delucemine, mGluR modulators and glycine reuptake inhibitors. Central nervous system disorders are broad, complex and severe diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, migraine and pain. Recent market research reports indicate that nearly $50.6 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects and a need for new and improved treatment exists. We are addressing central nervous system disorders on a number of different fronts.

Isovaleramide for Migraine. Isovaleramide is a proprietary small organic molecule compound we formerly referred to as NPS 1776. We are independently developing this compound for the acute treatment of migraine. We have initiated a Phase IIa clinical trial with isovaleramide to evaluate the compound’s potential as a therapy for migraine headaches. The double-blind, placebo-controlled trial is designed to assess the effectiveness of a single oral administration of a low dose or a high dose of isovaleramide in the relief of migraine pain and associated systems, such as nausea and sensitivity to light or sound. Our preclinical studies show that isovaleramide is effective in a number of animal models of epilepsy, spasticity and pain. We have completed several Phase I clinical trials with isovaleramide to evaluate its safety and tolerability and its ability to be delivered in a controlled release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Initial formulation studies demonstrated that the compound is amenable to multiple controlled release formulation technologies. We are presently working to identify a controlled release formulation to take into further clinical trials for the treatment of epilepsy and other disorders.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called metabotropic glutamate receptors, or mGluRs. There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism and their location throughout the central nervous system. Published research indicates that the different mGluRs subtypes are involved in diseases such as anxiety, schizophrenia, Parkinson’s disease and chronic pain among others. We believe that it is possible to pursue the development of a multitude of products that will provide novel treatments for many central nervous system disorders. Because these molecular receptors are structurally related to calcium receptors, we have been able to leverage our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs and that are selective for each of the various mGluR subtypes.

We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as psychiatric and neurologic disorders. We are working with AstraZeneca to develop these and other mGluR active compounds.

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

Delucemine for Major Depressive Disorder. Delucemine, formerly referred to as NPS 1506, is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels, which are activated by the neurotransmitter glutamate. In addition to targeting the NMDA receptor-operated calcium channels the compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We believe delucemine may produce a rapid antidepressant effect in patients suffering from major depressive order. Delucemine does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. Delucemine, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. We expect to commence a clinical safety and efficacy study for delucemine for the acute treatment of symptoms of major depressive disorder in the second half of 2004.

Other Programs for Central Nervous System Disorders. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

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

Our internal discovery research group comprises 70 staff members, 22 of which hold doctorate degrees, with 36 members in our Salt Lake City location and 34 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular and cellular biology, pharmacology, physiology, and drug metabolism and pharmacokinetics. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include payments to us for research performed by us under the agreement, payments for the achievement of specified milestones, and payments for royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the company, sale of substantially all of the assets of the company or a sale of a majority of the voting shares of the company, without first obtaining the written consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, GlaxoSmithKline, AstraZeneca, Janssen and Kirin.

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

Amgen. In December 1995, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding Japan, China, Hong Kong, North and South Korea and Taiwan, territories in which we licensed such rights to Kirin. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including cinacalcet HCl, in its territories. Amgen paid us an initial up-front license fee of $10.0 million upon signing the agreement, Amgen also purchased 1.0 million shares of our common stock at $7.50 per share in connection with the license, and agreed to pay us up to $400,000 per year in development support for five years, which obligation has now expired. In addition, if specified milestones are achieved, then Amgen is required to make milestone payments of up to $26.0 million and must pay royalties to us on any sales of cinacalcet HCl or other related compounds. To date, Amgen has paid to us $9.0 million in milestone payments. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement including cinacalcet HCl would revert to us. Furthermore, if Amgen terminates the agreement none of their payments to us are refundable.

GlaxoSmithKline. In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We initially received from GlaxoSmithKline an upfront license fee payment of $6.0 million and we later began receiving payments from GlaxoSmithKline in support of our research efforts under the initial research term of the agreement. GlaxoSmithKline also has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting from the collaboration. In addition to research funding, and inclusive of prior milestone payments and the upfront license fee, GlaxoSmithKline has agreed to pay us up to an aggregate of $23.0 million as it achieves certain additional development or marketing milestones. GlaxoSmithKline must also pay us royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement, and a percentage of profits from co-promotion of such products. To date, we have received license fee, milestone and research and development support payments totaling $23.1 million under this agreement. GlaxoSmithKline may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event we breach the agreement GlaxoSmithKline may terminate on 60 days’ written notice for our breach. If GlaxoSmithKline terminates the agreement, none of their payments to us are refundable unless such termination is due to our material breach which is not cured, in which case we would be required to return to GlaxoSmithKline all milestone payments received by us, other than the initial license fee. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. In December 2003, we amended the agreement to provide for the termination of the collaborative research portion of the agreement effective May 31, 2003. The amendment permits us to conduct our own research and development efforts with certain calcilytic compounds subject to a limitation on our ability to commercialize any compounds arising from our work if GlaxoSmithKline is developing or commercializing a calcilytic compound. We also granted to GlaxoSmithKline a right of first negotiation to acquire a license to the calcilytic compounds we develop on our own.

AstraZeneca. In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on protein structures known as metabotropic glutamate receptors (mGluRs). We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, we will work together on the identification of mGluR-active compounds. We are required to co-direct the research and pay for an equal share of the preclinical research costs including capital and a minimum number of personnel, through March 2006, unless earlier terminated by AstraZeneca or us upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share proportionately in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach or insolvency will result in the return to us of all rights we granted and the related technology, including improvements. Termination by AstraZeneca for our breach or insolvency would result in the assignment to AstraZeneca of rights to certain of our patents and technology related to mGluR-active breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to us.

Janssen. In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, we have received research support and milestone payments totaling $2.9 million under this agreement. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but must pay a royalty to Janssen on product sales after that termination. If Janssen terminates the agreement, none of their payments to us are refundable.

Kirin. In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events up to an aggregate of $13.0 million. To date, we have received $7.0 million in milestone payments from Kirin. Kirin is required to pay us royalties on any sales of products containing cinacalcet HCl or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to us are refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Sponsored and Government Funded Research Programs

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses.

In February 1993, we entered into a patent license agreement with The Brigham and Women’s Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. Under the patent license agreement, we are responsible for all costs relating to obtaining regulatory approval from the FDA or any other federal, state or local government agency and carrying out any clinical studies, relating to the technology. The Brigham and Women’s Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. Brigham and Women’s Hospital may terminate the patent agreement if we breach the terms of the patent agreement and do not cure the breach within 60 days of receiving notice of the breach. Certain violations of terms of the patent agreement, if pursued by Brigham and Women’s Hospital, might result in the exclusive, royalty-free license of the technology to Brigham and Women’s Hospital or other adverse consequences.

We have also entered into a license agreement with Dr. Daniel J. Drucker and his Canadian corporation 1149336 Ontario Inc. The license agreement grants to us an exclusive license under Dr. Drucker’s patent portfolio for glucagon-like peptide-2, or GLP-2, and its therapeutic uses. Under the license agreement we have agreed to ensure that reasonable commercial efforts are used to develop and commercialize any product covered by the licensed patents. The agreement requires us to pay annual nonrefundable license maintenance fees, royalties on sales and milestone payments. If we default on any of the material obligations under the agreement Dr. Drucker may terminate the license agreement and all rights granted under the agreement will revert to Dr. Drucker.

Prior to the time that we acquired Allelix in December 1999, Allelix had entered into a research funding agreement with the Government of Canada pursuant to the Technology Partnership Canada program. The agreement provided for the reimbursement of eligible research and development costs we incur for our teduglutide product candidate up to a maximum of Cdn. $8.4 million and for the payment of up to Cdn. $23.9 million in royalties by us to the Government of Canada on sales of teduglutide. In December 2003, we mutually agreed to terminate the agreement. As a result, we concluded that it was probable that we would have to repay amounts previously paid by TPC under this agreement and to write off receivables due from TPC. In exchange for mutual releases, we paid $4.3 million to the Government of Canada and agreed to release TPC from all outstanding reimbursement obligations, resulting in the write-off of $1.9 million in accounts receivable. We continue to independently develop teduglutide for the treatment of various gastrointestinal disorders.

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

Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our product candidates before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us. In addition, the impact of recent changes to Medicare prescription drug benefits is uncertain.

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

We have been issued approximately 175 patents in the U.S. and have been granted approximately 373 patents in other countries. Ten issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2018. Six issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Twelve issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Twelve issued U.S. patents cover technology related to teduglutide and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Four issued U.S. patents cover technology related to isovaleramide. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2020. Six issued U.S. patents cover technology related to delucemine. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2018. Eight issued U.S. patents cover technology related to metabotropic glutamate receptors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020. Fourteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2022.

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

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, estrogen replacement therapy in post-menopausal women, bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and Lilly’s teriparatide, a recombinant parathyroid-hormone fragment, called Forteo. With the exception of Forteo, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Lilly also launched Forteo in December 2002, which will compete directly with PREOS as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo.

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

Manufacturing

We do not have manufacturing facilities to produce sufficient supplies of PREOS, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS. These contract manufacturers are our only source for the production and formulation of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization. In addition, we have experienced difficulties in producing clinical supplies of PREOS that meet our specifications.

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches at that time had exhibited precipitation of the reconstituted drug before the expiration of the required time period. We have since implemented process and formulation changes in the “fill and finish” procedures used to prepare the finished drug. Since we instituted those changes, all batches have passed stability specifications. Based on our continued work, and on contacts with regulatory agencies, we do not believe that any further changes will be required in our production processes to proceed with the filing of an NDA for PREOS.

We currently have sufficient clinical supplies of PREOS to complete those clinical studies to be included in our NDA filing, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. We believe that our contract manufacturers will be able to produce sufficient supply of PREOS to complete all of our ongoing clinical studies. However, if any of the problems we have experienced in the past reoccur and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our current clinical trials, we may be required to modify our finished product formulation and modify or terminate our clinical trials for PREOS. Any modification of our finished product or modification or termination of our clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

We depend on a number of contract manufacturers to supply key components of PREOS. For instance, we depend on SynCo Bio Partners B.V., or SynCo and Boehringer Ingelheim Austria GmbH, or BI, to produce supplies of bulk drug product of PREOS to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our requirements. The technology transfer process at BI has started and we expect BI to be able to produce bulk drug supply of PREOS on a timely basis. We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS to date. There is a risk that Vetter may not be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS. If Vetter is unable to produce finished supplies of PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

In October 2002, we entered into an agreement with BI for the manufacture of bulk drug supplies of PREOS in support of commercial launch. Under this agreement, we have initiated the technology transfer process and are implementing appropriate testing, documentation and quality standards and procedures in preparation for the commencement of commercial production. The technology transfer process will be lengthy and complicated, and we will expend substantial resources over the term of the agreement. We will be required to establish bioequivalency between the finished drug product used in the conduct of our clinical trials and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI. Additionally, FDA and comparable foreign regulatory approvals may also be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

We are also seeking arrangements with contract manufacturers for supplies of teduglutide and isovaleramide to be used in future clinical trials. We are engaged in discussions with contract manufacturers for supplies of isovaleramide. If clinical supplies of teduglutide or isovaleramide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

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

Employees

As of December 31, 2003, we employed 272 individuals full-time, of which 57 hold Ph.D. degrees and 59 hold other advanced degrees. A total of 195 full-time employees are engaged in research, development and support activities. A total of 77 full-time employees are employed in finance, legal, human resources, market research, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Trademarks

“NPS”, “NPS Pharmaceuticals” and “PREOS” are our registered trademarks. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

RISK FACTORS

Before making an investment in our common stock, you should carefully consider the following Risk Factors, in addition to the other information included or incorporated by reference into this prospectus. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our notes or common stock could decline, and you may lose all or part of the money you paid to buy our notes or common stock.

Risks Related to Our Business

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. We reported net losses of $170.4 million, $86.8 million and $50.0 million for the years ended 2003, 2002 and 2001, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $418.2 million. We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS and cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may need additional financing, but our access to capital funding is uncertain.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS and teduglutide, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through at least mid-2005. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are substantially dependent on our and our licensees’ ability to successfully and timely complete clinical trials and obtain regulatory approval to market our most advanced product candidates, PREOS and cinacalcet HCl. Our business will be materially harmed and our stock price adversely affected if regulatory approval is not obtained with respect to either or both of these product candidates.

We have completed dosing in a pivotal Phase III clinical trial for PREOS and are gathering and analyzing the final data from the trial. We are also conducting other clinical trials with PREOS to support the expected filing of an NDA with the FDA at the end of the third quarter of 2004. Amgen has completed Phase III clinical trials for cinacalcet HCl, a compound intended to treat hyperparathyroidism, and has filed applications to market the product with both the FDA and the EMEA. Our success will depend, to a great degree, on Amgen’s and our ability to obtain the requisite regulatory approval to market the two product candidates. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that each of these products is both safe and efficacious. To date we have not demonstrated long-term safety or efficacy with PREOS and the results of the pivotal Phase III clinical trial have yet to be finalized and analyzed. While Amgen has completed Phase III clinical trials with cinacalcet HCl and announced the successful results of those studies, there is no assurance that the FDA or the EMEA will accept the results of those studies and determine that the applicable regulatory requirements for approval have been met. We cannot predict the ability of our third party service providers to collect the data from our pivotal trials with PREOS, analyze the data, and deliver their final reports to us. There may be significant delays in this process. Furthermore, the results of the pivotal trial with PREOS may indicate that the product is neither safe nor efficacious. Additionally, the FDA may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process for both Amgen and us. If Amgen or we fail to successfully obtain regulatory approvals for PREOS or cinacalcet HCl, or both or either of us face significant delays, our business will be materially harmed and our stock price will be adversely affected.

We have no manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing and storage of our product candidates used in our clinical trials. Product introductions may be delayed or suspended if the manufacture of our products is interrupted or discontinued.

We do not have manufacturing facilities to produce sufficient supplies of PREOS, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS. These contract manufacturers are our only source for the production and formulation of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization. In addition, we have experienced difficulties in producing clinical supplies of PREOS that meet our specifications on a timely basis. We cannot be certain that these difficulties will not reoccur in the future.

We will depend on contract manufacturers to supply commercial-scale quantities of PREOS. In October 2002, we entered into an agreement with Boehringer Ingelheim Austria GmbH, or BI, for the manufacture of bulk drug supplies of PREOS in support of commercial launch. Under this agreement, we have initiated the technology transfer process and are implementing appropriate testing, documentation and quality standards and procedures in preparation for the commencement of commercial production. The technology transfer process will be lengthy and complicated, and we will expend substantial resources over the term of the agreement. We will be required to establish bioequivalency between the finished drug product used in the conduct of our clinical trials and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI. Additionally, FDA and comparable foreign regulatory approvals of the production process at BI may be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

We are also seeking arrangements with contract manufacturers for supplies of teduglutide and isovaleramide to be used in future clinical trials. We are engaged in discussions with contract manufacturers for supplies of isovaleramide. If clinical supplies of teduglutide or isovaleramide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

We depend on a number of contract manufacturers to supply key components of PREOS. For instance, we depend on SynCo Bio Partners B.V., or SynCo and BI to produce supplies of bulk drug product of PREOS to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our requirements. The technology transfer process at BI has started and we expect BI to be able to produce bulk drug supply of PREOS on a timely basis. We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS to date. There is a risk that Vetter may not be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS’ clinical trials, regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS. If Vetter is unable to produce finished supplies of PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

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

Our reliance on contract manufacturers exposes us to additional risks, including:

•	there may be delays in scale-up to quantities needed for clinical trials or failure to manufacture such quantities to our specifications, or to deliver such quantities on the dates we require;

•	our current and future manufactures are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our contract manufactures’ compliance with these regulations and standards;

•	our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

•	if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production or our products;

•	our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•	we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

Failure to timely produce adequate clinical and commercial supplies of our lead product candidate, PREOS, could require us to modify or terminate certain of our Phase III clinical trials of PREOS, or delay commercial launch, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

On May 15, 2002, we reported that we were unable to produce finished clinical supplies of PREOS that met our release specifications. PREOS is formulated as a freeze-dried powder that is reconstituted into a liquid when inserted into its injector pen for patient use. We require that the reconstituted drug remain stable in liquid form for a specified period under refrigeration. Some production batches at that time had exhibited precipitation of the reconstituted drug before the expiration of the required time period. We have since implemented process and formulation changes in the “fill and finish” procedures used to prepare the finished drug. Since we instituted those changes, all batches have passed stability specifications. Based on our continued work, and on contacts with regulatory agencies, we do not believe that any further changes will be required in our production processes to proceed with the filing of an NDA for PREOS.

We currently have sufficient clinical supplies of PREOS to complete those clinical studies to be included in our NDA filing, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. We believe that our contract manufacturers will be able to produce sufficient supply of PREOS to complete all of our ongoing clinical studies. However, if any of the problems we have experienced in the past reoccur and as a result we are unable to produce, in a timely manner, adequate clinical supplies to meet the needs of our current clinical trials, we may be required to modify our finished product formulation and modify or terminate our clinical trials for PREOS. Any modification of our finished product or modification or termination of our clinical trials could adversely affect our ability to obtain necessary regulatory approvals and significantly delay or prevent the commercial launch of the product, which would materially harm our business, cause our stock price to decline and impair our ability to raise capital.

Clinical trials are long, expensive and uncertain processes and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely affect our stock price.

Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including PREOS, teduglutide and isovaleramide, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with large pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether. For example, in early 2002, Abbott terminated its agreement with respect to isovaleramide, and Forest Laboratories has terminated its agreement with us with respect to ALX-0646. As a result, the advancement of these programs was delayed.

Under our agreement with AstraZeneca, we are required to co-direct the research and to pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts.

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

Collaborative agreements, including our existing collaborative agreements, pose the following risks:

•	our contracts with collaborators may be terminated and we may not be able to replace our collaborators;

•	the terms of our contracts with our collaborators may not be favorable to us in the future;

•	our collaborators may not pursue further development and commercialization of compounds resulting from their collaborations with us;

•	a collaborator with marketing and distribution rights to one or more of our product candidates may not commit enough resources to the marketing and distribution of such candidates;

•	disputes with our collaborators may arise, leading to delays in or termination of the research, development or commercialization of our product candidates, or resulting in significant litigation or arbitration;

•	contracts with our collaborators may fail to provide significant protection if one or more of them fail to perform;

•	in some circumstances, if a collaborator terminates an agreement, or if we are found to be in breach of our obligations, we may be unable to secure all of the necessary intellectual property rights and regulatory approval to continue developing the same compound or product;

•	our collaborators could independently develop, or develop with third parties, drugs that compete with our products; and

•	we may be unable to meet our financial or other obligations under our collaborative agreements.

We cannot assure you of the success of our current collaborative efforts nor can we assure you of the success of any of our future collaborative efforts. If our collaborative efforts fail, our business and financial condition would be materially harmed.

Because we do not have marketing, sales or distribution capabilities, we may be unable to market and sell our products and generate revenues.

We have recruited and continue to recruit sales, marketing, market research, and product planning personnel. However, we still require additional sales, marketing and distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if we are successful in our Phase III clinical trials with PREOS, and the FDA grants approval for the commercialization of PREOS, we will be unable to introduce the product to market without developing these capabilities internally or establishing a marketing collaboration with a pharmaceutical company with those resources. We have begun to develop our internal sales and marketing force but cannot assure you that we will be successful in our efforts to establish this force. Further, if we establish relationships with one or more large pharmaceutical companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we expect to begin to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to one or more of our product candidates, including determining whether to establish a collaboration with one or more pharmaceutical companies. The determination of our commercialization strategy with respect to a product candidate will depend on a number of factors, including:

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to product candidates;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate;

•	how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect and method of delivery; and

•	whether we are able to establish agreements with third party collaborators, including large pharmaceutical companies, with respect to any of our product candidates on terms that are acceptable to us.

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

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Under current guidelines, Medicare does not reimburse patients for self-administered drugs. Medicare’s policy may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as teduglutide for the treatment of short bowel syndrome.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to complete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, was introduced into the United States market in December 2002 by Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS is approved by the FDA, it will compete directly with Forteo and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators.

Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

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

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. In addition, we cannot assure you that others will not design around our patented technology.

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

We also rely on trade secrets, know-how and confidentially provisions in our agreements with our collaborators, employees and consultants to protect our intellectual property. However, these and other parties may not comply with the terms of their agreements with us, and we might be unable to adequately enforce our rights against these people or obtain adequate compensation for the damages caused by their unauthorized disclosure or use. Our trade secrets or those of our collaborators may become known or may be independently discovered by others.

Our products and product candidates may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including PREOS and teduglutide. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market.

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

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices, or cGMP, and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements.

If we fail to attract and retain key employees, the development and commercialization of our products may be adversely affected.

We depend heavily on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. We do not carry life insurance policies on any of our employees. Our future success will also depend in large part on our ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. We have operations in Salt Lake City, Utah, Parsipanny, New Jersey, Mississauga, Ontario and Toronto, Ontario. We also have executive officers and principal members of our scientific staff at each of these locations. Our future success will depend in part on how well we are able to integrate each of their efforts with the operations of the Company and how successful they are in managing personnel who are working on the same program but are spread out at various geographic locations.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trial on humans, however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

Our operations involve hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities involve the controlled use of hazardous materials, radioactive compounds and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. We currently have insurance, in amounts and on terms typical for companies in businesses that are similarly situated, that could cover all or a portion of a damage claim arising from our use of hazardous and other materials. However, if an accident or environmental discharge occurs, and we are held liable for any resulting damages, the associated liability could exceed our insurance coverage and our financial resources.

Risks Related to Our Common Stock and Convertible Notes

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

You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. We receive only limited attention by securities analysts and frequently experience an imbalance between supply and demand for our common stock. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	published reports by securities analysts;

•	the progress of our and our collaborators’ clinical trials, including our and our collaborators’ ability to produce clinical supplies of our product candidates on a timely basis and in sufficient quantities to meet our clinical trial requirements;

•	governmental regulation and changes in medical and pharmaceutical product reimbursement policies;

•	developments in patent or other intellectual property rights;

•	publicity concerning the discovery and development activities by our licensees;

•	public concern as to the safety and efficacy of drugs that we and our competitors develop; and

•	general market conditions.

Antitakeover provisions in our Certificate of Incorporation, Bylaws, stockholder rights plan and under Delaware law may discourage or prevent a change of control.

Provisions of our Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change of control of the Company. For example, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market, including the sale of the shares issued to Enzon Pharmaceuticals, Inc. in June 2003 in connection with the termination of our merger agreement with Enzon, and the sale of shares issued in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

Our cash flow may not be sufficient to cover interest payments on the notes or to repay the notes at maturity.

Our ability to make interest payments on and to repay at maturity or refinance our 3% Convertible Notes due 2008 will depend on our ability to generate sufficient cash. We have never generated positive annual cash flow from our operating activities, and we may not generate or sustain positive cash flows from operations in the future. Our ability to generate sufficient cash flow will depend on our ability, or the ability of our strategic partners, to successfully develop and obtain regulatory approval for new products and to successfully market these products, as well as the results of our research and development efforts and other factors, including general economic, financial, competitive, legislative and regulatory conditions, many of which are outside of our control.

Conversion of the notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

The conversion of some or all of the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants.

ITEM 2.	Properties.

We have ongoing operations in Salt Lake City, Utah; Parsipanny, New Jersey; Mississauga, Ontario; and Toronto, Ontario. In Salt Lake City, we currently lease approximately 62,000 square feet of laboratory, support and administrative space in the Research Park of the University of Utah. In December 2003, we executed a ground lease for land in the Research Park of the University of Utah and have commenced construction of a 90,000 square feet building consisting of laboratory, support, and administrative space. We expect to complete construction by the first quarter of 2005 and move all Salt Lake City operations to that facility. In Parsipanny, we lease approximately 76,500 square feet of administrative space. The Parsipanny lease will expire in September 2007. In Mississauga, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space. In Toronto, we lease approximately 4,500 square feet of administrative space. The Toronto lease expires in February 2005.

In January 2004, we signed a binding term sheet with the MaRS Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 52,000 square feet of laboratory, support and administrative space. The MaRS Discovery District is located in downtown Toronto and includes the University of Toronto and over thirty internationally renowned hospitals and research institutes.

ITEM 3.	Legal Proceedings.

From time to time, we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2003.

Executive Officers of the Registrant.

The following table sets forth certain information concerning our executive officers as of December 31, 2003:

Name	Age	Position

Hunter Jackson, Ph.D.	53	Chief Executive Officer, President and Chairman of the Board

Morgan R. Brown	35	Vice President, Finance and Treasurer

David L. Clark	50	Vice President, Corporate Affairs

G. Thomas Heath	54	Senior Vice President, Sales and Marketing

James U. Jensen, J.D.	59	Vice President, Corporate Development and Legal Affairs, and Secretary

Thomas B. Marriott, Ph.D.	56	Vice President, Development Research

Gerard J. Michel	40	Chief Financial Officer and Vice President, Corporate Development

Alan L. Mueller, Ph.D.	49	Vice President, Drug Discovery

Edward F. Nemeth, Ph.D.	51	Vice President and Chief Scientific Officer

Stephen R. Parrish	47	Vice President, Manufacturing

Alan M. Rauch, M.D.	54	Senior Vice President and Chief Medical Officer

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

Morgan R. Brown has been Vice President, Finance and Treasurer since October 2003. Before being appointed to that position, he served as Corporate Controller and Senior Director of Financial Reporting since June 2000. From 1993 to June 2000, he held various positions with the accounting firm of KPMG LLP, most recently as a Senior Manager. Mr. Brown received an M.B.A. from the University of Utah and a B.S. in accounting from Utah State University.

David L. Clark has been Vice President, Corporate Affairs since October 2003. He served as our Vice President, Operations and Vice President, Investor Relations from December 1999 to October 2003. Before being appointed to these positions, he served as Director of Business Development and Corporate Communications for us from September 1998 to December 1999. He served as Director of Corporate Communications for us from March 1996 to September 1998. From 1988 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received an M.S. in Plant Genetics from the University of Illinois. He received an M.B.A. from the University of Utah.

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

Gerard J. Michel, M.S., M.B.A. has been Chief Financial Officer since October 2003 and Vice President, Corporate Development since July 2002. From 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm of Booz-Allen & Hamilton. In this consulting capacity, he worked with large pharmaceutical companies, biotech firms, and service firms. From 1988 to 1995 Mr. Michel was with Lederle Labs, serving in Marketing, Sales and Corporate Development roles, both domestically and international. Mr. Michel received an M.S. in Microbiology and an M.B.A., both from the University of Rochester.

Alan L. Mueller, Ph.D. has been Vice President, Drug Discovery since January 2001. Before being appointed to that position, he served us as Director, Discovery Research from September 1999 to January 2001. He joined NPS in February 1989 as a Senior Scientist. Prior to that time, he was a Pharmacologist at Abbott Laboratories. Dr. Mueller received a Ph.D. in Pharmacology from the University of Colorado Health Sciences Center, Denver.

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

Alan M. Rauch, M.D. has been Senior Vice President, Clinical Research and Medical Affairs and Chief Medical Officer since November 2003. From March 2002 to July 2003, he was the Chief Executive Officer of Galaxy Biomedical Services. From January 1998 to March 2002 he served as Senior Vice President, Clinical Affairs for Miravant Pharmaceuticals, Inc. where he managed their clinical programs. From January 1991 to January 1998 he served as Director, Medical Affairs for GlaxoWellcome, Inc. and various subsidiaries of Glaxo, Inc. Dr. Rauch currently serves as a Director for Medicab, Inc. and on the Advisory Board, Houston Technology Center. Dr. Rauch received an AB in Chemistry and an M.D. from the University of North Carolina, Chapel Hill.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol “NPSP.” The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market.

	High	Low
2002
First Quarter	$36.41	$26.87
Second Quarter	34.65	13.95
Third Quarter	25.40	12.21
Fourth Quarter	30.03	21.90
2003
First Quarter	$28.28	$15.45
Second Quarter	28.96	15.51
Third Quarter	32.82	22.74
Fourth Quarter	32.64	25.21

As of December 31, 2003, there were approximately 310 holders of record of our common stock.

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

Equity Compensation Plan Information.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,998,000	$19.95	2,881,394
Equity compensation plans not approved by security holders	None	N/A	None

Total	3,998,000	$19.95	2,881,394

ITEM 6.	Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2003, and for the period from October 22, 1986 (inception) through December 31, 2003. This is derived from, and qualified by reference to, NPS’s audited consolidated financial statements and notes thereto. The selected quarterly data presented below are derived from our unaudited consolidated financial statements. NPS is considered a development stage enterprise as described in note 1 to the consolidated financial statements.

Consolidated Statements of Operations Data:

	Year Ended December 31,					October 22, 1986 (inception) through December 31, 2003
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Revenues from research and license agreements	$9,919	$2,154	$10,410	$7,596	$3,445	$85,593

Operating expenses:
Research and development	118,173	80,872	60,090	27,888	16,935	378,588
General and administrative	20,337	14,777	12,099	12,036	5,983	94,266
Amortization of goodwill and acquired intangibles (1)	1,485	1,322	3,411	3,561	—	9,779
In process research and development acquired	—	—	—	—	17,760	17,760
Merger costs and termination fees	46,114	—	—	—	—	46,114

Total operating expenses	186,109	96,971	75,600	43,485	40,678	546,507

Operating loss	(176,190)	(94,817)	(65,190)	(35,889)	(37,233)	(460,914)
Other income, net	3,265	7,883	15,522	4,277	1,579	41,871

Loss before income tax expense	(172,925)	(86,934)	(49,668)	(31,612)	(35,654)	(419,043)
Income tax expense (benefit)	(2,530)	(102)	300	—	—	(1,313)

Loss before cumulative effect of change in accounting principle	(170,395)	(86,832)	(49,968)	(31,612)	(35,654)	(417,730)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method(2)	—	—	—	(500)	—	(500)

Net loss	$(170,395)	$(86,832)	$(49,968)	$(32,112)	$(35,654)	$(418,230)

Diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(4.71)	$(2.79)	$(1.67)	$(1.32)	$(2.77)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)	—	—	—	(0.02)	—

Net loss per share (3)	$(4.71)	$(2.79)	$(1.67)	$(1.34)	$(2.77)

Diluted weighted average shares outstanding (3)	36,148	31,165	29,912	24,007	12,863
Proforma amounts assuming revenue recognition method is applied retroactively:
Net loss					$(34,654)
Diluted net loss per share					$(2.69)

(1)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) as of January 1, 2002. The Company recognized $2.1 million and $2.2 million respectively, for the years ended December 2001 and 2000 of amortization of goodwill and the assembled workforce component of purchased intangibles, which was not recorded in 2003 and 2002 under SFAS No. 142.

(2)	During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition (SAB No. 101). SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The result of the adoption of SAB No. 101 was to reduce recognition of previously reported license fee revenues prior to December 31, 1999 by $500,000 through a cumulative effect of accounting change for the year ended December 31, 2000. These revenues were recognized as income in the year ended December 31, 2000.

(3)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Cash, cash equivalents, and marketable investment securities	$303,874	$234,454	$207,518	$246,936	$35,679
Working capital	283,906	228,497	206,314	244,712	32,532
Total assets	327,508	253,468	234,976	269,270	64,966
Long-term portion of capital leases and long-term debt	192,000	—	—	54	1,940
Deficit accumulated during development stage	(418,230)	(247,835)	(161,003)	(111,035)	(78,923)
Stockholders’ equity	112,785	242,362	221,935	265,340	56,079

Quarterly Financial Data:

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
2003
Revenue from research and license agreements	$2,008	$7,700	$73	$138
Operating loss	(49,098)	(29,168)	(67,919)	(30,005)
Net loss	(48,487)	(28,943)	(64,875)	(28,090)
Basic and diluted loss per common and common share equivalent (1)	$(1.31)	$(0.79)	$(1.82)	$(0.80)

	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
2002
Revenue from research and license agreements	$133	$140	$1,094	$787
Operating loss	(27,265)	(20,274)	(23,054)	(24,224)
Net loss	(25,399)	(18,284)	(21,145)	(22,004)
Basic and diluted loss per common and common share equivalent (1)	$(0.76)	$(0.60)	$(0.70)	$(0.73)

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference therein contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference therein regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate or discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, our and our collaborators’ ability to successfully complete clinical trials, commercialize products and receive required regulatory approvals, and the length, time and cost of obtaining such regulatory approvals;

•	competitive factors;

•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates to meet our clinical trial and commercial launch requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic and market conditions.

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

Our product pipeline consists of product candidates in various stages of clinical development and preclinical development. One of our product candidates, cinacalcet HCl, is the subject of a new drug application, or NDA, that has been filed with the United Stated Food and Drug Administration (FDA) by our corporate licensee, Amgen Inc., and is the subject of a similar application filed with the European Agency for the Evaluation of Medicinal Products (EMEA) in Europe. We have completed a pivotal Phase III clinical trial with another product candidate, PREOS. The data from this study are being collected and finalized and we have commenced preparation of an NDA to be filed with the FDA. Additional product candidates, teduglutide, formerly referred to as ALX-0600, and isovaleramide, formerly referred to as NPS 1776, are in Phase II clinical trials. PREOS, teduglutide, and isovaleramide are proprietary to and are being developed by us. PREOS is our brand name for our recombinant, full-length parathyroid hormone that we are developing for the treatment of osteoporosis. Teduglutide is our analog of glucagon-like peptide 2 that we are developing for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s disease. Isovaleramide is a small organic molecule that we are developing for the treatment of migraine. Cinacalcet HCl, our orally active, small molecule compound for the treatment of hyperparathyroidism, is being developed by our licensees, Amgen Inc. and Kirin Brewery Company, Ltd. Additional Phase I clinical development programs include: calcilytic compounds for the treatment of osteoporosis; and delucemine, formerly referred to as NPS 1506, for acute treatment of major depressive disorder. The calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research, development and license agreements with AstraZeneca AB, GlaxoSmithKline and Janssen Pharmaceutica N.V., a subsidiary of Johnson & Johnson, with respect to certain of our product development programs.

We have incurred cumulative losses from inception through December 31, 2003 of approximately $418.2 million, net of cumulative revenues from research and license agreements of approximately $85.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for PREOS, teduglutide, isovaleramide and delucemine, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Major Research and Development Projects

Our major research and development projects involve PREOS and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We have completed dosing of patients with PREOS in a pivotal Phase III clinical trial, referred to as the TOP Study. We designed this trial to demonstrate PREOS’ ability to reduce fractures and build new bone in women with osteoporosis. We are also conducting other clinical trials with PREOS to support the filing of an NDA with the FDA. We anticipate filing an NDA for PREOS for the treatment of osteoporosis at the end of the third quarter of 2004. During the years ended December 31, 2003, 2002 and 2001 we incurred $80.6 million, $54.7 million, and $43.7 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS. We have incurred costs of approximately $192.5 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we plan to file an NDA with the FDA at the conclusion of our Phase III trials, assuming that the clinical trials’ results support a filing. We have completed dosing of all patients that participated in our pivotal, 18-month Phase III trial for PREOS. We expect to report results of this study by the end of the first quarter of 2004. We are also conducting other clinical trials with PREOS to support an eventual NDA. Assuming successful completion of the Phase III trials, we anticipate filing an NDA for the treatment of osteoporosis at the end of the third quarter of 2004. Because of the ongoing work with respect to the Phase III trials, the preparation and filing of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the preparations for sales and marketing, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

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

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s disease. We have completed a Phase II study in adults with short bowel syndrome. The drug appeared to be safe and well tolerated in this study. We are preparing to initiate a pivotal study for adults with short bowel syndrome. We expect to commence this study in early 2004. A proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease was commenced in October 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the years ended December 31, 2003, 2002 and 2001, we incurred $18.1 million, $10.2 million and $3.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $36.1 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the pivotal trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our teduglutide program will commence, if ever. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three years ended December 31, 2003, 2002 and 2001 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including our clinical development efforts with isovaleramide and delucemine and our collaboration with AstraZeneca in metabotropic glutamate receptors (mGluRs) described below.

Isovaleramide. Isovaleramide is a proprietary small organic molecule compound we formerly referred to as NPS 1776. We are independently developing this compound for the acute treatment of migraine. We have initiated a Phase IIa clinical trial with isovaleramide to evaluate the compound’s potential as an acute therapy for migraine headaches. The double-blind, placebo-controlled trial is designed to assess the effectiveness of a single oral administration of a low dose or a high dose of isovaleramide in the relief of migraine pain and associated systems, such as nausea and sensitivity to light or sound. Our preclinical studies show that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase I clinical trials with isovaleramide to evaluate its safety and tolerability and its ability to be delivered in a controlled release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Initial formulation studies demonstrated that the compound is amenable to multiple controlled release formulation technologies. We are presently working to identify a controlled release formulation to take into further clinical trials for the treatment of epilepsy.

Our development, administration, overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the years ended December 31, 2003, 2002 and 2001, we incurred $3.3 million, $145,000 and $324,000, respectively in research and development of this product candidate, including costs associated with the manufacture of clinical supplies of isovaleramide.

The goal of our isovaleramide development program is to obtain marketing approval from the FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the early stage of the clinical trials in the acute treatment of migraine, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our isovaleramide program will commence, if ever. To date, we have not received any revenues from product sales of isovaleramide. The risks and uncertainties associated with completing the development of isovaleramide on schedule, or at all, include the following:

•	Isovaleramide may not be shown to be safe and efficacious in the pivotal clinical trials;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of isovaleramide in order to complete the pivotal clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of isovaleramide.

A failure to obtain marketing approval for teduglutide or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from isovaleramide, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called metabotropic glutamate receptors, or mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as psychiatric and neurologic disorders.

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

During the three years ended December 31, 2003, 2002 and 2001, we incurred $3.9 million, $2.2 million and $1.3 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

Delucemine for Major Depressive Disorder. Delucemine, formerly referred to as NPS 1506, is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels that are activated by the neurotransmitter glutamate. The compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We believe delucemine may produce a rapid antidepressant effect in patients suffering from major depressive order. Delucemine does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. Delucemine, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. We expect to commence a clinical study for delucemine for the treatment of acute and urgent symptoms of major depressive disorders in the second half of 2004.

During the three years ended December 31, 2003, 2002 and 2001, we incurred $1.9 million, $135,000 and $133,000, respectively, in research and development of this product candidate.

Other Programs for Central Nervous System Disorders. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

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

Results of Operations

Revenues. Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $9.9 million, $2.2 million, and $10.4 million in 2003, 2002 and 2001, respectively. The increase in revenues from 2002 to 2003 is primarily the result of a $6.0 million milestone payment we received from Amgen Inc. for the submission of a new drug application to the United States Food and Drug Administration (FDA) for cinacalcet HCl in September 2003 and a $2.0 million milestone payment we received from GlaxoSmithKline for the initiation of a clinical study with a new calcilytic compound. Additionally, we recognized $1.5 million in revenue during 2003 as a result of our settled arbitration with Forest Laboratories, Inc. relating to a milestone owed to us. The decrease from 2001 to 2002 is primarily due to the recognition of milestone payments from our licensees Amgen, Kirin, Forest, and Janssen in 2001 that did not recur in 2002. We recognized revenue from our agreements as follows:

•	Under our agreement with GlaxoSmithKline, we recognized $2.2 million in 2003, $438,000 in 2002 and $750,000 in 2001;

•	Under our agreement with Kirin, we recognized no revenue in each of 2003 and 2002 and $3.0 million in 2001;

•	Under our agreement with Amgen, we recognized $6.0 million in 2003, no revenue in 2002 and $3.0 million in 2001;

•	Under our agreement with Janssen, we recognized no revenue in each of 2003 and 2002 and $1.0 million in 2001;

•	Under our terminated agreement with Forest, we recognized $1.5 million in 2003, no revenue in 2002 and $1.0 million in 2001; and

•	Under our recently terminated research funding agreement with the Government of Canada, we recognized no revenue in 2003, $1.8 million in 2002 and $1.3 million in 2001.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to

$118.2 million in 2003 from $80.9 million in 2002 and $60.1 million in 2001. Research and development expenses increased from 2002 to 2003 principally due to a $16.2 million increase in the costs of advancing the development of our PREOS program, including personnel related costs, a $5.3 million increase in the costs of advancing the development of our teduglutide program, a $6.3 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS, and a $6.6 million increase in the costs related to advancing our central nervous system programs. Research and development expenses increased from 2001 to 2002 principally due to an $8.9 million increase in the costs of advancing the development of our PREOS program, a $4.1 million increase in the costs of advancing the development of teduglutide, and an $8.7 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $20.3 million in 2003 from $14.8 million in 2002 and $12.1 million in 2001. The increase in general and administrative expenses from 2002 to 2003 is due primarily to a $3.0 million increase in costs related to marketing activities associated with PREOS and teduglutide and the hiring of additional marketing personnel, a $1.5 million increase in administrative costs, including hiring additional administrative personnel with related benefits and costs, and $1.0 million non-cash compensation charge related to the intrinsic value of modified stock options upon the retirement of certain individuals. The increase in general and administrative expenses from 2001 to 2002 was due primarily to a $2.8 million increase in costs associated with increased marketing activities for PREOS and the hiring of additional marketing personnel.

Amortization of Goodwill and Purchased Intangibles. Goodwill and purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at December 31, 2003 totaled approximately $10.0 million. Amortization of goodwill and acquired intangibles decreased from $3.4 million in 2001 to $1.3 million in 2002 and $1.5 million in 2003. The decrease in 2003 and 2002 is the result of our adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. SFAS No. 142 eliminated the amortization of goodwill. During 2001 we recorded amortization expense of $2.1 million, or $0.07, per basic and diluted share, that would not have been recorded under SFAS No. 142.

Merger Costs and Termination Fees. Merger costs and termination fees were $46.1 million for the year ended December 31, 2003 as a result of the termination of our merger with Enzon Pharmaceuticals, Inc. (Enzon) and the termination of our agreement with the Government of Canada pursuant to the Technology Partnerships Canada program (TPC).

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

In December 2003, we reached an agreement to mutually terminate our contract with the Government of Canada under its TPC program. As a result, we concluded that it was probable that we would have to repay amounts previously paid by TPC under this agreement and to write off receivables due from TPC. In exchange for mutual releases, we paid $4.3 million to the Government of Canada. Additionally, we released TPC from all outstanding reimbursement obligations, resulting in the write-off of $1.9 million in accounts receivable. We are relieved of any further or continuing obligations related to the development or commercialization of teduglutide. We are continuing our clinical work with this compound for the treatment of various gastrointestinal disorders.

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

Since the date of the acquisition, we revised our plans for the next series of clinical trials for PREOS and teduglutide. We have completed dosing of all patients that participated in our pivotal, 18-month Phase III trial for PREOS. We have also completed a pilot Phase II clinical trial with teduglutide in adults with short bowel syndrome and have initiated a Phase II proof-of-concept clinical study in patients for the treatment of Crohn’s disease. Since the date of acquisition and through December 31, 2003, we have incurred total costs of approximately $192.5 million for PREOS and $36.1 million for teduglutide. Total costs include all costs associated with the programs including all clinical development costs, manufacturing costs, outside legal and patent costs, personnel costs, and marketing related costs. Total costs and time-to-completion for each of these product candidates will depend on the costs we incur to conduct current clinical trials and to perform any additional work we find necessary to obtain FDA approval.

We believe the assumptions we used in the valuation of the in-process research and development we acquired from Allelix were reasonable at the time of the acquisition. However, we have modified our development plans as new data have become available regarding each product candidate. Accordingly, actual results may vary from the projected results in the valuation.

Total Other Income, Net. Our total other income, net, decreased from $7.9 million in 2002 to $3.3 million in 2003. The decrease from 2002 to 2003 was primarily the result of a recording interest expense of $3.7 million in 2003 on our $192.0 million of outstanding 3% convertible notes due 2008. Additionally, interest income decreased $918,000, primarily the result of lower interest rates during 2003 as compared to 2002.

Our total other income, net, decreased from $15.5 million in 2001 to $7.9 million in 2002. The decrease from 2001 to 2002 is mainly the result of decreased interest income of $5.1 million and decreased gain on sale of marketable investment securities of $1.0 million, both the result of lower interest rates and lower average cash, cash equivalents, and marketable investment security. Balances of cash, cash equivalent and marketable investment securities during the fiscal year ended December 31, 2002 decreased as a result of the need to fund current operations; however, we were able to increase our cash, cash equivalent and marketable investment securities in the fourth quarter of 2002 due to proceeds we received from a public offering of 4.6 million shares of our common stock, which was completed in October 2002. Additionally during 2001, we recognized income of $1.7 million from equity method investments and recognized only $200,000 from equity method investments in 2002.

Income Taxes

Our income tax benefit was $2.5 million in 2003 and $102,000 in 2002 as compared to expense of $300,000 in 2001. We recorded an income tax benefit of $2.4 million during 2003 for refundable income tax credits relating to research and development activities in the Canadian province of Quebec. The amount recorded in 2003 represents our estimate of amounts we believe are probable of being received and retained by us. Prior to 2003, we were not able to estimate or conclude that it was probable that we would receive and retain amounts related to this credit.

As of December 31, 2003, we had a United States federal income tax net operating loss carryforward of approximately $157.7 million and a United States federal income tax research credit carryforward of approximately $5.7 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $171.6 million and $191.4 million, respectively, a Canadian research pool carryforward of approximately $193.9 million and a Canadian investment tax credit carryforward of approximately $29.5 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. We have financed operations since inception primarily through payments received under collaborative research and license agreements and the private and public issuance and sale of equity securities, and the issuance and sale of convertible debt. As of December 31, 2003, we had recognized $85.6 million of cumulative revenues from payments for research support, license fees and milestone payments, $437.6 million from the sale of equity securities for cash and $185.9 million from the sale of convertible debt for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $303.9 million at December 31, 2003. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our cash, cash equivalents, and marketable investment securities totaled $303.9 million as of December 31, 2003, as compared to $234.5 million as of December 31, 2002, and $207.5 million as of December 31, 2001. The increase from 2001 and 2002 to 2003 in total cash, cash equivalents, and marketable investment securities was primarily the result of our sale of $192.0 million of our 3.0% convertible notes due 2008, which was completed in July 2003. We received net proceeds of $185.9 million from this private placement after deducting debt issuance costs. The notes bear interest at an annual rate of 3.0 percent. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the notes was approximately $256,000 as of December 31, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before June 15, 2008. The notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $117.5 million in 2003, $79.3 million in 2002 and $44.5 million in 2001. Net cash used in operating activities for the year ended December 31, 2003 of $117.5 million resulted from a net loss of $170.4 million, realized gains and non-cash expense of $43.0 million, a decrease in operating assets of $845,000 and an increase in operating liabilities of $9.1 million. Net cash used in operating activities for the year ended December 31, 2002 of $79.3 million resulted from a net loss of $86.8 million, realized gains/losses and non-cash expense/income of $3.2 million, a decrease in operating assets of $6.5 million and a decrease in operating liabilities of $2.1 million. Net cash used in operating activities for the year ended December 31, 2001 of $44.5 million resulted from a net loss of $50.0 million, realized gains and non-cash expense of $5.7 million, an increase in operating assets of $9.8 million and an increase in operating liabilities of $9.6 million. Net cash used in investing activities was $105.0 million in 2003 and $50.1 million in 2001 compared to cash provided by investing activities of $30.3 million in 2002. Net cash used in investing activities for the year ended December 31, 2003 was primarily the result of investing the net proceeds from our convertible debt offering. Net cash provided by investing activities for the year ended December 31, 2002 was primarily the result of net proceeds from the sale of marketable investment securities to fund operations. Net cash used in investing activities for the year ended December 31, 2001 was primarily the result of investing the net proceeds from our public stock offering in November 2000. Net cash provided by financing activities was $189.2 million in 2003, $105.5 million in 2002, and $2.9 million in 2001. Net cash provided by financing activities in 2003 is primarily the result of cash proceeds from the sale of convertible debentures totaling $185.9 million, net, in September 2003. Net cash provided by financing activities in 2002 is primarily the result of cash proceeds from the sale of common stock from our public offering totaling $102.9 million, net, in October 2002.

We could receive future milestone payments of up to $84.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2003, we have a total commitment of up to $3.0 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments on teduglutide net sales. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, we have entered into long-term agreements with certain manufacturers, contract research organizations, and suppliers that require us to make contractual payment to these organizations. As of December 31, 2003, we have outstanding commitments under these agreements of approximately $154.6 million. In February 2004, we initiated discussions with certain contract research organizations to pursue mutually acceptable adjustments to the terms of the respective agreements. As these negotiations are still ongoing, the ultimate outcome of these negotiations is uncertain. However, any adjustments which are agreed to will impact the amount of commitments to be paid in the future. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents the contractual obligations of the Company as of December 31, 2003 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$12.9	$1.8	$1.5	$0.7	$8.9
Purchase Commitments	$156.4	$55.1	$72.3	$29.0	$—
Convertible Notes Payable	$192.0	$—	$—	$192.0	$—

In December 2003, we executed a ground lease for land in the Research Park of the University of Utah in Salt Lake City, Utah and have commenced construction of a 90,000 square foot building consisting of laboratory, support and administrative support. We expect construction costs to be approximately $15.0 million with a completion date by the first quarter of 2005. Additionally, in January 2004, we signed a binding term sheet with the MaRS Discovery District in downtown Toronto, Ontario concerning the lease of approximately 52,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $860,000 through June 30, 2015. Leasehold improvement costs are expected to be approximately $3.9 million, commencing in late 2004 and being complete in 2005.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through mid-2005. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaboration; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. We currently have sufficient clinical supplies of PREOS to complete those clinical studies to be included in our NDA filing, but have not yet produced sufficient quantities of PREOS to meet all of our clinical trial needs. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monitizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), to all of our revenue transactions and Emerging Issues Task Force (EITF) Issue No. 00-21 to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Our balance sheet reflects net intangible assets of $1.6 million, long-lived assets of $5.4 million, and goodwill of $8.4 million as of December 31, 2003.

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

In 2002, Statement on Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, we have ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. During the year ended December 31, 2001 we recorded amortization expense of $2.1 million, or $0.07, per basic and diluted share, that would not have been recorded under SFAS No. 142. The assembled workforce component of identifiable intangible assets was fully amortized as of

December 31, 2001. We completed our impairment review of goodwill during 2003 and determined that no impairment charge was required, additionally, we did not record an impairment charge in 2002.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

Recent Events

In January 2004, we signed a long-term reservation agreement with a manufacturer for the “fill and finish” production of PREOS in support of commercial launch. As part of this commitment we will be required to pay $5.7 million in 2004 prior to the production of commercial supplies of PREOS which will occur over a three-year period commencing in 2005.

In January 2004, we signed a binding term sheet with the MaRs Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 52,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $860,000 through June 30, 2015. Two of our outside board of directors serve as directors of the MaRs Discovery District. These directors receive no financial remuneration for serving as directors of the MaRs Discovery District.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio and our convertible notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity. Our 3.0 percent convertible notes in the principal amount of $192.0 million due June 15, 2008 have a fixed rate. The fair value of the convertible notes is affected by changes in the interest rates and by changes in the price of our common stock.

Foreign Currency Risk. We have research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical 10% increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the December 31, 2003 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-35 of this Form 10-K Annual Report.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Annual Report of Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 20, 2004, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” and is incorporated by reference herein. For information regarding executive officers see Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	Executive Compensation.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 20, 2004, under the captions “Executive Compensation” and except for the information appearing under the captions “Report of the Compensation Committee of the Board of Directors” is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 20, 2004, under the captions “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Transactions.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 20, 2004, under the captions “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14.	Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 20, 2004, under the captions “Principal Accountant Fees and Services” and is incorporated by reference herein.

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

3. Exhibits.

Exhibit Number	Description of Document
2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (14)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.4D	1994 Employee Stock Purchase Plan, as amended June 2003
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.5C	1998 Stock Option Plan, as amended June 2003
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7A	Severance Pay Plan (12)
10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003
10.16	Agreement of Sublease between Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003
10.17	Term Sheet between the MaRS Discovery District and the Registrant, dated January 23, 2004
12.1	Computation Ratio of Earnings Available to Cover Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).

(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).

(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).

(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).

(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).

(b) Reports on Form 8-K.

On November 6, 2003, we furnished a report on Form 8-K with the SEC relating to the announcement of our results of operation and financial condition for the 3rd quarter and nine month period ending September 30, 2003.

On November 20, 2003, we filed a report on Form 8-K with the SEC relating to the presentation of positive study results with respect to our product candidate, PREOS, as presented in a press release issued by us on November 20, 2003.

(c) See Exhibits listed under Item 14(a)(3).

(d) The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: February 10, 2004	By:	/s/ Hunter Jackson

Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Santo J. Costa Santo J. Costa	Director	February 10, 2004

/s/ John R. Evans John R. Evans	Director	February 10, 2004

/s/ James G. Groninger James G. Groninger	Director	February 10, 2004

/s/ Joseph Klein, III Joseph Klein, III	Director	February 10, 2004

/s/ Donald E. Kuhla Donald E. Kuhla, Ph.D.	Director	February 10, 2004

/s/ Thomas N. Parks Thomas N. Parks, Ph.D.	Director	February 10, 2004

/s/ Calvin Stiller Calvin Stiller, M.D.	Director	February 10, 2004

/s/ Peter G. Tombros Peter G. Tombros	Director	February 10, 2004

/s/ Hunter Jackson Hunter Jackson	Chief Executive Officer and Chairman of the Board	February 10, 2004

/s/ Gerard J. Michel Gerard J. Michel	Chief Financial Officer	February 10, 2004

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Independent Auditors’ Report

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003, and for the period from October 22, 1986 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries (a development stage enterprise) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, and for the period from October 22, 1986 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of amortizing goodwill and intangible assets in 2002.

Salt Lake City, Utah

February 9, 2004

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$63,324	96,094
Marketable investment securities (note 3)	240,550	138,360
Accounts receivable	42	1,958
Other current assets	2,713	3,191

Total current assets	306,629	239,603

Plant and equipment:
Land	502	412
Building	1,448	1,164
Equipment	11,654	9,727
Leasehold improvements	3,199	3,016

	16,803	14,319
Less accumulated depreciation and amortization	11,684	10,009

	5,119	4,310
Construction-in-progress	136	—

Net plant and equipment	5,255	4,310

Goodwill, net of accumulated amortization of $4,203 and $3,450 at December 31, 2003 and 2002, respectively (note 4)	8,406	6,900
Purchased intangible assets, net of accumulated amortization of $6,413 and $3,949 at December 31, 2003 and 2002, respectively (note 4)	1,603	2,632
Debt issuance costs, net of accumulated amortization of $658 at December 31, 2003	5,464	—
Other assets	151	23

	$327,508	253,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,461	6,623
Accrued expenses and other liabilities	8,553	4,408
Accrued income taxes	1,696	—
Deferred income	13	75

Total current liabilities	22,723	11,106
Convertible notes payable (note 6)	192,000	—

Total liabilities	214,723	11,106

Stockholders’ equity (notes 7 and 8):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding 37,060,633 shares at December 31, 2003 and 35,089,784 shares at December 31, 2002	37	35
Additional paid-in capital	533,929	489,352
Deferred compensation	(3,716)	(370)
Accumulated other comprehensive income	765	1,180
Deficit accumulated during development stage	(418,230)	(247,835)

Total stockholders’ equity	112,785	242,362

Commitments, contingencies, and subsequent events (notes 2, 5, 6, 8,14, and 15)
	$327,508	253,468

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Operations

(In thousands, except share data)

	Years ended December 31			October 22, 1986 (inception) through December 31, 2003
	2003	2002	2001
Revenues from research and license agreements	$9,919	2,154	10,410	85,593

Operating expenses:
Research and development	118,173	80,872	60,090	378,588
General and administrative	20,337	14,777	12,099	94,266
Amortization of goodwill and purchased intangibles	1,485	1,322	3,411	9,779
In-process research and development acquired (note 4)	—	—	—	17,760
Merger costs and termination fees (note 12)	46,114	—	—	46,114

Total operating expenses	186,109	96,971	75,600	546,507

Operating loss	(176,190)	(94,817)	(65,190)	(460,914)

Other income (expense):
Interest income	5,942	6,861	12,010	41,353
Interest expense	(3,718)	—	(5)	(4,524)
Gain on sale of marketable investment securities	259	617	1,642	2,716
Gain (loss) on disposition of equipment, leasehold improvements, and leases	24	62	11	(1,101)
Foreign currency transaction gain (loss)	541	(39)	51	690
Other	217	382	1,813	2,737

Total other income	3,265	7,883	15,522	41,871

Loss before income tax expense (benefit)	(172,925)	(86,934)	(49,668)	(419,043)
Income tax expense (benefit) (note 9)	(2,530)	(102)	300	(1,313)

Loss before cumulative effect of change in accounting principle	(170,395)	(86,832)	(49,968)	(417,730)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method	—	—	—	(500)

Net loss	$(170,395)	(86,832)	(49,968)	(418,230)

Basic and diluted net loss per common and potential common shares	$(4.71)	(2.79)	(1.67)
Weighted average common and potential common shares outstanding during the year:
Basic and diluted	36,148	31,165	29,912

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2003

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

October 22, 1986 (inception) through December 31, 2003

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

October 22, 1986 (inception) through December 31, 2003

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

October 22, 1986 (inception) through December 31, 2003

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

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Issuance of 204,000 shares of common stock for cash	$—	—	1,299	—	—		—	1,299
Issuance of 124,252 shares of common stock for cash under option plans	—	—	243	—	—		—	243
Issuance of 16,097 shares of common stock for services under option plans	—	—	121	—	—		—	121
Issuance of 31,669 shares of common stock for cash under employee purchase plan	—	—	215	—	—		—	215
Gross unrealized gains on marketable securities						433
Reclassification for realized gains on marketable securities						(323)

Net unrealized gains on marketable investment securities	—	—	—	—	—	110	110	110
Net loss	—	—	—	—	(17,162)	(17,162)	—	(17,162)

Comprehensive loss	—	—	—	—	—	$(17,052)	—	—

Balances, December 31, 1998	—	12	88,292	—	(43,269)		110	45,145
Issuance of 249,000 shares of common stock for cash	—	1	1,323	—	—		—	1,324
Issuance of 124,365 shares of common stock for cash under option plans	—	—	251	—	—		—	251
Issuance of 15,062 shares of common stock for services under option plans	—	—	105	—	—		—	105
Issuance of 38,034 shares of common stock for cash under employee purchase plan	—	—	222	—	—		—	222
Issuance of 6,516,923 shares and options and warrants to purchase 675,520 shares of common stock in purchase business combination	—	7	44,746	—	—		—	44,753
Compensation expense on stock option issuances	—	—	97	—	—		—	97
Gross unrealized losses on marketable securities						(266)
Reclassification for realized losses on marketable securities						102

Net unrealized losses on marketable investment securities	—	—	—	—	—	(164)	(164)	(164)
Net loss	—	—	—	—	(35,654)	(35,654)	—	(35,654)

Comprehensive loss	—	—	—	—	—	$(35,818)	—	—

Balances, December 31, 1999	—	20	135,036	—	(78,923)		(54)	56,079

F-9	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Issuance of 3,900,000 shares of common stock for cash	$—	4	43,314	—	—		—	43,318
Issuance of 210,526 common shares in exchange for minority interest	—	—	2,500	—	—		—	2,500
Issuance of 168,492 shares of common stock for cash	—	—	2,000	—	—		—	2,000
Issuance of 4,600,000 shares of common stock for cash	—	5	180,716	—	—		—	180,721
Issuance of 1,254,791 shares of common stock for cash of $11,109 and receivables of $193 under option and warrant plans	—	1	11,301	—	—		—	11,302
Issuance of 10,700 shares of common stock for services	—	—	241	—	—		—	241
Issuance of 17,243 shares of common stock for cash under employee purchase plan	—	—	136	—	—		—	136
Compensation expense on stock option issuances	—	—	1,758	—	—		—	1,758
Deferred compensation, net of current year expense	—	—	800	(800)	—		—	—
Gross unrealized gains on marketable securities						426
Reclassification for realized gains on marketable securities						(181)

Net unrealized gains on marketable investment securities	—	—	—	—	—	245	245	245
Foreign currency translation loss	—	—	—	—	—	(848)	(848)	(848)
Net loss	—	—	—	—	(32,112)	(32,112)	—	(32,112)

Comprehensive loss	—	—	—	—	—	$(32,715)	—	—

Balances, December 31, 2000	—	30	377,802	(800)	(111,035)		(657)	265,340

F-10	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Issuance of 432,216 shares of common stock for cash of $2,741 and receivables of $271 under option and warrant plans	$—	—	3,012	—	—		—	3,012
Issuance of 20,096 shares of common stock for services	—	—	402	—	—		—	402
Issuance of 20,813 shares of common stock for cash under employee purchase plan	—	—	337	—	—		—	337
Compensation expense on stock option issuances	—	—	1,894	—	—		—	1,894
Deferred compensation, net of current year expense	—	—	(766)	766	—		—	—
Gross unrealized gains on marketable securities						3,481
Reclassification for realized gains on marketable securities						(1,642)

Net unrealized gains on marketable investment securities	—	—	—	—	—	1,839	1,839	1,839
Foreign currency translation loss	—	—	—	—	—	(921)	(921)	(921)
Net loss	—	—	—	—	(49,968)	(49,968)	—	(49,968)

Comprehensive loss	—	—	—	—	—	$(49,050)	—	—

Balances, December 31, 2001	—	30	382,681	(34)	(161,003)		261	221,935
Issuance of 4,600,000 shares of common stock for cash (note 7)	—	5	102,943	—	—		—	102,948
Issuance of 284,560 shares of common stock for cash under option and warrant plans	—	—	2,024	—	—		—	2,024
Issuance of 21,140 shares of common stock for services	—	—	602	—	—		—	602
Issuance of 19,487 shares of common stock for cash under employee purchase plan	—	—	329	—	—		—	329
Compensation expense on stock option issuances	—	—	437	—	—		—	437
Deferred compensation, net of current year expense	—	—	336	(336)	—		—	—
Gross unrealized gains on marketable securities						1,127
Reclassification for realized gains on marketable securities						(617)

Net unrealized gains on marketable investment securities	—	—	—	—	—	510	510	510
Foreign currency translation gain	—	—	—	—	—	409	409	409
Net loss	—	—	—	—	(86,832)	(86,832)	—	(86,832)

Comprehensive loss	—	—	—	—	—	$(85,913)	—	—

Balances, December 31, 2002	—	35	489,352	(370)	(247,835)		1,180	242,362

F-11	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

October 22, 1986 (inception) through December 31, 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Deficit accumulated during development stage	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Issuance of 1,500,000 shares of common stock for termination fee (notes 7 and 12)	$—	2	35,619	—	—		—	35,621
Issuance of 419,216 shares of common stock for cash under option and warrant plans	—	—	2,795	—	—		—	2,795
Issuance of 19,100 shares of common stock for services	—	—	495	—	—		—	495
Issuance of 32,533 shares of common stock for cash under employee purchase plan	—	—	573	—	—		—	573
Compensation expense on stock option issuances	—	—	1,749	—	—		—	1,749
Deferred compensation, net of current year expense	—	—	3,346	(3,346)	—		—	—
Gross unrealized losses on marketable securities						(1,015)
Reclassification for realized gains on marketable securities						(259)

Net unrealized losses on marketable investment securities	—	—	—	—	—	(1,274)	(1,274)	(1,274)
Foreign currency translation gain	—	—	—	—	—	859	859	859
Net loss	—	—	—	—	(170,395)	(170,395)	—	(170,395)

Comprehensive loss	—	—	—	—	—	$(170,810)	—	—

Balances, December 31, 2003	$—	37	533,929	(3,716)	(418,230)		765	112,785

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(In thousands)

				October 22, 1986 (inception) through December 31, 2003

	Years ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(170,395)	(86,832)	(49,968)	(418,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,488	2,807	5,066	23,499
Loss (gain) on disposition of equipment, leasehold improvements, and leases	(24)	(62)	(11)	1,101
Realized gain on sale of marketable investment securities	(259)	(617)	(1,642)	(2,716)
Issuance of common and preferred stock in lieu of cash for services	495	602	402	2,775
Compensation expense on stock options	1,749	437	1,894	6,977
Issuance of common stock as part of merger termination fee	35,621	—	—	35,621
Write-off of accounts receivable in TPC termination	1,920	—	—	1,920
Write-off of in-process research and development	—	—	—	17,760
Decrease (increase) in operating assets:
Accounts receivable	54	6,668	(8,182)	(1,617)
Other current assets and other assets	791	(210)	(1,655)	(1,574)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses, and other liabilities	7,548	(2,129)	9,551	16,328
Accrued income taxes	1,572	—	—	1,572
Deferred income	(62)	75	—	(473)

Net cash used in operating activities	(117,502)	(79,261)	(44,545)	(317,057)

Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	(103,205)	31,143	(48,406)	(226,057)
Acquisitions of equipment and leasehold improvements	(1,812)	(906)	(1,682)	(14,601)
Proceeds from sale of equipment	24	62	11	1,372
Cash paid for acquisition, net of cash received	—	—	—	(676)

Net cash provided by (used in) investing activities	(104,993)	30,299	(50,077)	(239,962)

Cash flows from financing activities:
Proceeds from convertible notes	192,000	—	—	192,000
Payment of debt issuance costs	(6,122)	—	—	(6,122)
Proceeds from issuance of preferred stock	—	—	—	17,581
Proceeds from issuance of common stock	3,368	105,536	3,271	420,308
Proceeds from long-term debt	—	—	—	1,290
Principal payments under capital lease obligations	—	(4)	(344)	(2,161)
Principal payments on long-term debt	—	—	—	(2,978)
Repurchase of preferred stock	—	—	—	(300)

Net cash provided by financing activities	189,246	105,532	2,927	619,618

Effect of exchange rate changes on cash	479	382	(246)	725

Net increase (decrease) in cash and cash equivalents	(32,770)	56,952	(91,941)	63,324
Cash and cash equivalents at beginning of period	96,094	39,142	131,083	—

Cash and cash equivalents at end of period	$63,324	96,094	39,142	63,324

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,848	—	5	3,654
Cash paid (received) for income taxes	(4,213)	(102)	300	(2,997)
Supplemental Schedule of Noncash Investing and Financing Activities:
Acquisition of equipment through incurrence of capital lease obligations	$—	—	—	1,478
Acquisition of leasehold improvements through incurrence of debt	—	—	—	177
Issuance of stock for stock subscription receivable	—	—	271	4,000
Unrealized gains (losses) on marketable investment securities	(1,274)	510	1,839	1,266

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)	Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its subsidiaries, collectively referred to as the Company. The Company, a development stage enterprise, is engaged in the discovery, development, and commercialization of pharmaceutical products. Since inception, the Company’s principal activities have been performing research and development, raising capital, and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a)	Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $60.1 million and $90.9 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the book value of cash equivalents approximates fair value.

(b)	Revenue Recognition

The Company earns revenue from research and development support payments, license fees, and milestone payments. The Company recognizes revenue from its research and development support agreements as related research and development costs are incurred and from milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payments approximates the value of achieving the milestone. The Company recognizes revenue from upfront nonrefundable license fees on a straight-line basis over the period wherein the Company has continuing involvement in the research and development project. Cash received in advance of the performance of the related research and development support is recorded as deferred income.

The Company analyzes its arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

(c)	Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed and license fees and milestone payments due and do not bear interest. The Company determines the allowance for doubtful accounts based on assessed customers’ ability to pay, historical write-off experience, and economic trends and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record a provision for bad debts in 2003, 2002, and 2001.

F-14	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(d)	Plant and Equipment

Plant and equipment are stated at cost. Depreciation of plant is calculated on the straight-line method over its estimated useful life of 15 years. Depreciation and amortization of equipment are calculated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

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

Potential common shares of approximately 9.2 million, 3.1 million, and 2.6 million during the years ended December 31, 2003, 2002, and 2001, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the period. Potential dilutive common shares for the year ended December 31, 2003 include approximately 5.2 million common shares related to convertible debentures and 4.0 million shares related to stock options.

F-15	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(g)	Stock-Based Compensation

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	2003	2002	2001
Net loss:
As reported	$(170,395)	(86,832)	(49,968)
Add: Stock-based employee compensation expense included in reported net loss	1,716	101	1,476
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,649)	(8,387)	(6,008)

Pro forma	$(180,328)	(95,118)	(54,500)

Net loss per share as reported:
Basic and diluted	$(4.71)	(2.79)	(1.67)

Pro forma:
Basic and diluted	$(4.99)	(3.05)	(1.82)

Net loss, as reported, also included compensation cost of $33,000, $336,000, and $375,000 for stock-based compensation awards for nonemployees in 2003, 2002, and 2001, respectively.

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

December 31, 2003 and 2002

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

(l)	Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value, less cost to sell.

F-17	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The Company reviews its goodwill for impairment at least annually or more often if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test. Goodwill is considered impaired and a loss is recognized when the carry value of the reporting unit exceeds its fair value and the carrying value of the goodwill exceeds its implied fair value. The Company completed its impairment review of goodwill during 2003 and 2002 and determined that no impairment charge was required.

(m)	Foreign Currency Translation

The local foreign currency is the functional currency for the Company’s foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders’ equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company’s subsidiaries operating in Canada had net liabilities of approximately $3.9 million as of December 31, 2003, and net assets of approximately $8.3 million as of December 31, 2002.

(n)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company’s only non-United States revenues relate to the Company’s Canadian subsidiary and represent 2%, 73%, and 22% of the Company’s total revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income as of December 31, 2003 and 2002 consists of accumulated net unrealized gains on marketable investment securities of $1.3 million and $2.5 million, respectively, and foreign currency translation losses of $501,000 and $1.4 million, respectively.

F-18	(Continued)

.0NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(p)	Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is are dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

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

Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2003 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $9.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue of $6.0 million, $0, and $3.0 million in 2003, 2002 and 2001, respectively, under the contract.

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

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

or the Company upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products.

(c)	Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Biopharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible for development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company acquired Allelix in 1999. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized no research and licensing revenue under the terms of the agreement in 2003, 2002, and 2001. Lilly is incurring all costs of developing and commercializing products.

(d)	GlaxoSmithKline

Effective November 1, 1993, the Company entered into an agreement with GalxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. Under the terms of the agreement, the Company may receive milestone payments of up to $23.0 million and royalties from any product sales under the license. To date, GSK has paid the Company $12.0 million in milestone payments. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2002. The Company and GSK agreed to continue the funded research on a month-to-month basis through May 2003. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company’s right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2003, the Company entered into an amendment to the agreement with GSK that permits the Company to conduct its own research and development efforts with compounds not in the same class of compounds being pursued by GSK. Under the amendment, the Company is not permitted to commercialize any compounds deriving from the Company’s research if GSK is commercializing a compound. The Company also granted to GSK a right of first negotiation to acquire a license to such compounds.

Under the GSK agreement, the Company has recognized research and licensing revenue of $2.2 million, $438,000, and $750,000 in 2003, 2002, and 2001, respectively. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

F-20	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(e)	Janssen Pharmaceutica N.V.

On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson & Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million, development support through November 2003, and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for co-promotion in Canada. Under the Janssen agreement, the Company has recognized research and licensing revenue of $1.0 million in 2001. No research and licensing revenue was recognized in 2003 and 2002 under the agreement. Janssen is incurring all costs of developing and commercializing products.

(f)	Kirin Brewery Company, Ltd.

Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Ltd., a Japanese company (Kirin), to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million, and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company’s parathyroid calcium receptor technology. The Company recognized research and licensing revenue of $3.0 million in 2001. No research and licensing revenue was recognized in 2003 and 2002 under the agreement.

(g)	Technology Partnerships Canada

In November 1999, Allelix entered into an agreement with the Government of Canada under its Technology Partnerships Canada (TPC) program relating to the Company’s clinical development program for various intestinal disorders utilizing the ALX-0600 technology. The terms of the agreement called for the Canadian Government to reimburse the Company for up to 30% of qualified costs incurred by Allelix in pursuing clinical development through December 2002, up to a maximum of Cnd. $8.4 million and for the payment by the Company of royalties on revenues received from the sale or license of any product developed from the ALX-0600 technology up to a total of Cnd. $23.9 million or under some circumstances through the period of December 2017, whichever occurs first. Effective December 31, 2003, the Company and TPC mutually agreed to terminate the agreement. See note 12. The Company recognized $0, $1.8 million, and $1.3 million as research support revenue in 2003, 2002, and 2001, respectively.

F-21	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(h)	In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2003, 2002, and 2001, the Company paid to these institutions $3.9 million, $1.2 million, and $885,000, respectively, in sponsored research payments and license fees. As of December 31, 2003, the Company had a total commitment of up to $3.0 million for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties.

(3)	Marketable Investment Securities

Investment securities available for sale as of December 31, 2003 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	71,148	1,176	(17)	72,307
Municipal	51,780	24	(14)	51,790
Government agency	116,356	218	(122)	116,452

	$239,285	1,418	(153)	240,550

Investment securities available for sale as of December 31, 2002 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Treasury	17,089	224	—	17,313
Corporate	63,513	2,033	(26)	65,520
Municipal	11,387	15	—	11,402
Government agency	43,830	299	(5)	44,124

	$135,820	2,571	(31)	138,360

F-22	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Investment securities available for sale in an unrealized loss position as of December 31, 2003 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate	$5,621	17	—	—	5,621	17
Municipal	7,010	14	—	—	7,010	14
Government agency	31,536	122	—	—	31,536	122

	$44,167	153	—	—	44,167	153

All securities in an unrealized loss position as of December 31, 2003 are debt securities. Debt securities in an unrealized loss position as of December 31, 2003 were not impaired at acquisition, and the decline in fair value is due to interest rate fluctuations.

Maturities of investment securities available for sale are as follows at December 31, 2003 (in thousands):

	Amortized cost	Fair value
Due within one year	$123,680	124,133
Due after one year through five years	115,604	116,416

Total debt securities	239,284	240,549
Equity securities	1	1

	$239,285	240,550

For the years ended December 31, 2003, 2002, and 2001, purchases of marketable investment securities were $333.6 million, $220.5 million, and $422.7 million, respectively. For the years ended December 31, 2003, 2002, and 2001, sales and maturities of marketable investment securities were $230.4 million, $251.6 million, and $374.3 million, respectively.

F-23	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(4)	Goodwill and Identifiable Intangible Assets

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2003, the Company had goodwill of $8.4 million, which is net of $4.2 million in accumulated amortization, from the acquisition of Allelix in December 1999. The Company recorded an expense of $17.8 million in December 1999 for in-process research and development that was acquired as part of the Company’s purchase of Allelix. Through December 31, 2001, goodwill was amortized over a period of six years on a straight-line basis. The following table sets forth reported net loss and basic and diluted net loss per share, as adjusted, to exclude amortization of goodwill and the assembled workforce component of purchased intangibles, which would not have been recorded under SFAS No. 142:

Year ended December 31, 2001
Net loss, as reported	$(49,968)
Amortization expense of goodwill and assembled workforce	2,074

Net loss, as adjusted	$(47,894)

Basic and diluted net loss per share, as reported	$(1.67)
Amortization expense of goodwill and assembled workforce per basic and diluted share	.07

Basic and diluted net loss per share, as adjusted	$(1.60)

Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization, and net carrying amount of purchased intangible assets:

	As of December 31, 2003	As of December 31, 2002
Gross carrying amount	$8,016	6,581
Accumulated amortization	(6,413)	(3,949)

Net carrying amount	$1,603	2,632

F-24	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Amortization expense associated with purchased intangible assets was $1.5 million, $1.3 million, and $1.3 million for 2003, 2002, and 2001, respectively. Estimated amortization expense for existing purchased intangible assets is expected to be $1.6 million for the fiscal year ending December 31, 2004.

(5)	Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2007, noncancelable operating leases for certain equipment that expire in 2006, and a noncancelable ground lease that expires in 2043. See also note 15. Rental expense for these operating leases was approximately $1.4 million, $1.2 million, and $1.1 million for 2003, 2002, and 2001, respectively. The future lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

Operating leases
Year ending December 31:
2004	$1,752
2005	788
2006	695
2007	564
2008	185
Thereafter	8,904

Total minimum lease payments	$12,888

(6)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Notes). The Company received net proceeds from these notes of approximately $185.9 million, after deducting costs associated with the offering. The Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Notes was approximately $256,000 as of December 31, 2003. The holders may convert all or a portion of the Notes into common stock at any time on or before June 15, 2008. The Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem all or a part of the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Notes, including debt issuance costs, is 3.6%.

F-25	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(7)	Capital Stock

(a)	Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company’s common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company’s stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2003, the Rights were not exercisable.

(b)	Exchangeable Shares of NPS Allelix Inc.

On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the Company, issued 3,476,009 exchangeable shares to certain Canadian stockholders of Allelix in exchange for its shares of Allelix. The exchangeable shares are treated as the functional equivalent of NPS common stock. On July 4, 2003, the Company redeemed all outstanding exchangeable shares for shares of NPS common stock. As a result, there are no longer any exchangeable shares outstanding.

(c)	Capital Stock Transactions

As more fully described in note 12, in June 2003, the Company and Enzon Pharmaceuticals, Inc. (Enzon) mutually agreed to terminate the Agreement and Plan of Reorganization (Merger Agreement). As part of the agreement to terminate the merger, the Company issued Enzon 1.5 million shares of its common stock valued at $35.6 million.

In October 2002, the Company completed a public offering of 4.6 million shares of its common stock at $23.95 per share, with net proceeds after deducting offering costs of $7.3 million to the Company of approximately $102.9 million.

F-26	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(8)	Stock-Based Compensation Plans

As of December 31, 2003, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 6,880,114 shares are authorized for issuance under the four plans.

As of December 31, 2003, there are no shares reserved for future grant under the 1987 Plan, there are 243,534 shares reserved for future grant under the 1994 Plan, there are 65,430 shares reserved for future grant under the Directors’ Plan, and there are 2,572,430 shares reserved for future grant under the 1998 Plan. Under the Company’s 1994 Plan and the 1998 Plan, the exercise price of options granted is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant. Options generally vest 28% after one year and 2% to 3% per month thereafter. Each of the Company’s stock option plans have a ten year life.

Under the Directors’ Plan, each new director who is not an employee of the Company is initially granted options to purchase 15,000 shares of common stock. Additional options for 3,000 shares are granted annually for each year of service. The exercise price of options granted is the fair market value on the date of grant.

On March 26, 2001, the Company modified the 1994 Plan and the 1998 Plan such that all outstanding options at the date of modification vest upon a change in control of the Company. The March 26, 2001 intrinsic value of the remaining unvested modified options is $608,000 at December 31, 2003. The Company has not recorded compensation expense for the intrinsic value of unvested options as a change in control is not considered probable as of December 31, 2003. At such time that a change in control is considered probable, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company modified the option grants of certain employees. The result of the option modification was that upon the occurrence of a strategic corporate event in which the employee is severed, the employee would receive some period of vesting acceleration and have an increased period of time to exercise vested options. The December 13, 2002 intrinsic value of the affected options is $22.1 million at December 31, 2003. The Company has not recorded compensation expense for the intrinsic value of affected options for any one of these employees as the strategic corporate event and ultimate severance is not considered probable as of December 31, 2003. At such time that severance is deemed probable for any one of these employees, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company adopted an arrangement for the exercise of employee stock options following retirement. Pursuant to this arrangement, the Company modified option grants for each employee who later retires and meets certain criteria. Under the plan, retiring employees receive two years of vesting acceleration and have the remaining life of the options to exercise vested options. Employees are eligible to retire when the combination of years of service and age, with a minimum age of 55, equal at least 70 years. During 2003, the Company recorded compensation expense of $960,000 upon the retirement of one employee and one Board member which represented the December 13, 2002 intrinsic value of the affected options. The Company has not recorded additional compensation expense for the intrinsic value of

F-27	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

impacted options for any other employee as the Company is not able to estimate which employees will retire, the timing of that retirement, or the number of affected options. As of December 31, 2003, no employee has notified the Company of his/her intention to retire. At such time as it is possible to estimate the number of employees who will benefit from the modification, the Company may incur a charge to compensation expense.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 335,000 shares for purchase by employees. Employees purchased 32,533, 19,487, and 20,813 shares under the Purchase Plan in the years ended December 31, 2003, 2002, and 2001, respectively, and 96,961 shares remain available for future purchase.

A summary of activity related to aggregate options under all four plans is indicated in the following table (shares in thousands):

	Years ended December 31
	2003		2002		2001
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	3,111	$16.64	2,632	$14.05	2,485	$8.74
Options granted	1,385	23.64	900	22.34	694	29.24

	4,496		3,532		3,179

Options exercised	445	8.12	309	8.72	460	7.40
Options canceled	53	21.83	112	23.51	87	18.68

	498		421		547

Options outstanding at end of year	3,998	19.95	3,111	16.64	2,632	14.05

Options exercisable at end of year	1,941	16.03	1,635	11.54	1,417	8.45
Weighted average fair value of options granted during the year		16.04		14.91		19.60

F-28	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise price	Outstanding as of December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2003	Weighted average exercise price
$ 0.00 – 5.63	227	4.0	$3.97	227	$3.97
5.64 – 11.26	896	4.6	9.25	857	9.18
11.27 – 16.89	119	6.8	13.95	58	13.06
16.90 – 22.52	1,503	8.8	21.66	322	22.07
22.53 – 28.16	467	9.5	26.48	28	26.15
28.17 – 33.79	714	7.7	29.70	402	29.67
33.80 – 39.42	59	7.5	35.94	36	35.89
39.43 – 45.05	5	6.8	41.29	4	41.33
45.06 – 50.68	2	4.5	48.13	2	47.98
50.69 – 56.31	6	6.7	54.02	5	54.04

	3,998	7.4	19.95	1,941	16.03

Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: risk free interest rates of 3.2%, 4.5%, and 4.9%; expected dividend yields of 0%; expected lives of 5 years; and expected volatility of 85%, 80%, and 76%. The weighted average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2003, 2002, and 2001 was $10.82, $13.85, and $23.03, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003, 2002, and 2001, respectively: risk free interest rates of 1.2%, 1.8%, and 4.1%; expected dividend yields of 0%; expected lives of 0.5 years; and expected volatility of 79%, 75%, and 103%. The Company granted options in 2003, 2002, and 2001 to nonemployees for the performance of services. Options granted to nonemployees are remeasured based on their fair value until such options vest. Stock compensation cost for nonemployees is recognized over the period services are provided. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003, 2002 and 2001, respectively: risk free interest rates of 3.1%, 3.1%, and 5.4%; expected dividend yields of 0%; contract lives of 4.8 years, 2.0 years, and 5.7 years; and expected volatility of 103%, 99%, and 71%.

The Company granted 811,540 stock options during 2003 to employees with a weighted average exercise price of $21.46 and a weighted average fair value of $14.60 that were contingent upon the shareholders approving an increase in the authorized shares. The shareholders of the Company approved the increase in authorized shares on August 21, 2003 when the market value of the common stock was $26.51. As a result, the Company recorded deferred compensation of $4.1 million. The deferred compensation is being amortized over the four-year vesting period of the stock options.

F-29	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(9)	Income Taxes

The Company has income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 of $(2,530,000), $(102,000), and $300,000, respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense as a result of the following (in thousands):

	2003	2002	2001
Computed “expected” tax benefit	$(58,795)	(29,558)	(16,887)
Goodwill amortization	—	—	529
Foreign tax rate differential	(3,188)	(3,395)	2,078
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets attributable to operations and other adjustments	87,073	34,341	9,484
Adjustment to deferred tax assets for enacted changes in foreign tax laws and rates	(16,468)	6,268	12,930
U.S. and foreign credits	(6,446)	(6,699)	(7,953)
State income taxes, net of federal tax effect	(2,200)	(577)	117
Foreign R&D wage tax credits recoverable	(2,530)	—	—
Other	24	(482)	2

	$(2,530)	(102)	300

The Company recorded an income tax benefit of $2.4 million during the year ended December 31, 2003 for refundable income tax credits relating to research and development activities in the Canadian province of Quebec. The amounts recorded in the year ended December 31, 2003 represents the Company’s estimate of amounts it believes are probable of being received and retained by the Company. Prior to the year ended December 31, 2003, the Company was not able to estimate or conclude that it was probable that the Company would receive and retain amounts related to this credit.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	2003	2002	2001
Domestic	$(61,747)	(13,038)	3,893
Foreign	(111,178)	(73,896)	(53,561)

Total loss before taxes	$(172,925)	(86,934)	(49,668)

F-30	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are presented below (in thousands):

	2003		2002
	Domestic	Foreign	Domestic	Foreign
Deferred tax assets:
Stock compensation expense	$3,098	—	1,193	—
Accrued compensation	173	—	—	—
Equipment and leasehold improvements, principally due to differences in depreciation	562	13	495	63
Intangible assets	—	5,454	—	3,507
Research and development pool carryforward	—	64,772	—	42,820
Net operating loss carryforward	58,816	70,021	36,393	20,670
Research credit carryforward	5,733	—	5,437	—
Investment tax credit carryforward	—	22,988	—	15,739

Total gross deferred tax assets	68,382	163,248	43,518	82,799
Less valuation allowance	(68,382)	(163,248)	(43,518)	(82,799)

Deferred tax assets	—	—	—	—
Deferred tax liabilities	—	—	—	—

Net deferred tax asset (liability)	$—	—	—	—

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill and then any remaining unamortized other purchased intangible assets related to the acquisition. At December 31, 2003, the remaining unamortized goodwill and other intangible assets equaled $10.0 million. 2) Tax benefits in excess of the acquired goodwill and other purchased intangibles related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $59.5 million to operations and $8.9 million to paid-in capital.

The valuation allowance for deferred tax assets as of January 1, 2003 and 2002 was $126.3 million and $97.3 million, respectively. The net change in the Company’s total valuation allowance for the years ended December 31, 2003, 2002, and 2001 was an increase of $105.3 million, $29.0 million, and $11.9 million, respectively.

F-31	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

At December 31, 2003, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carry- forward for regular income tax purposes	Domestic research credit carry- forward	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry- forward	Canadian investment tax credit carry- forward (net of tax)
			Federal	Provincial
Expiring:
2004	$—	—	—	1,690		1,981
2005	247	—	606	2,350		2,998
2006	244	—	7	121		—
2007	—	49	12,693	19,674		2,410
2008	2,452	334	27,659	31,403		222
2009	6,342	317	54,081	57,118		—
2010	2,928	166	76,583	79,127		1,478
2011	58	360	—	—		6,393
2012	10,890	846	—	—		6,138
2013	—	—	—	—		7,897
2018	19,497	1,035
2019	18,529	988	—	—		—
2020	19,044	724	—	—		—
2021	1,164	255	—	—		—
2022	16,083	363	—	—		—
2023	60,206	296	—	—		—

Total	$157,684	5,733	171,629	191,483	193,857	29,517

The Company also has domestic state net operating loss carryovers in varying amounts depending on the different state laws. The Company’s domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company’s regular tax loss carryover. The Company’s Canadian research pool carryover of $193.9 million carries forward indefinitely.

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

F-32	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(10)	Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (the 401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2003 up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $6,000. Total matching contributions for the years ended December 31, 2003, 2002, and 2001 were $263,000, $217,000, and $164,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $7,250 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. Total matching contributions for the years ended December 31, 2003, 2002, and 2001 were Cnd. $226,000, Cnd. $200,000, and Cnd. $180,000, respectively.

(11)	Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The fair value of the Company’s convertible notes payable, based on quoted market prices at the reporting date, was $211.0 million. The Company does not invest in derivatives.

(12)	Merger Costs and Termination Fees

On February 19, 2003, the Company entered into an Merger Agreement with Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, NPS and Enzon announced they had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, the Company paid Enzon a termination fee in the form of a private placement of 1.5 million shares of the Company’s common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon, was filed with the Securities and Exchange Commission on July 2, 2003. The Company also incurred direct costs relating to the proposed merger of approximately $4.3 million.

In December 2003, the Company reached an agreement to terminate its contract with the Government of Canada under its TPC program. As a result, the Company concluded that it was probable that it would have to repay amounts previously paid by TPC under this research and development agreement and to write off receivables due from TPC. In exchange for mutual releases, the Company paid $4.3 million to the Government of Canada and agreed to release TPC from all outstanding reimbursement obligations, resulting in the write off of $1.9 million in accounts receivable.

F-33	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(13)	Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(14)	Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

The Company has entered into long-term agreements with certain manufacturers, contract research organizations and suppliers that require the Company to make contractual payments to these organizations. As of December 31, 2003, the Company has outstanding commitments under these agreements of approximately $154.6 million. The Company estimates that the outstanding commitments will be paid as follows: $53.7 million in 2004, $36.8 million in 2005, $35.2 million in 2006, $14.5 million in 2007, and $14.4 million in 2008. In February 2004, the Company initiated discussions with certain contract research organizations to pursue mutually acceptable adjustments to the terms of the respective agreements. As these negotiations are still ongoing, the ultimate outcome of these negotiations is uncertain. However, the amount of any adjustments which are agreed to will impact the amount of commitments to be paid in the future.

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

F-34	(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(15)	Subsequent Events

In January 2004, the Company signed a long-term reservation agreement with a manufacturer for the “fill and finish” production of PREOS in support of commercial launch. As part of this commitment, the Company will be required to pay $5.7 million in 2004 prior to the production of commercial supplies of PREOS which will occur over a three-year period commencing in 2005.

In January 2004, the Company signed a binding term sheet with the MaRs Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 52,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $860,000 through June 30, 2015. Two of the Company’s outside board of directors serve as directors of the MaRs Discovery District. These directors receive no financial remuneration for serving as directors of the MaRs Discovery District.

F-35

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (14)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.4D	1994 Employee Stock Purchase Plan, as amended June 2003
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.5C	1998 Stock Option Plan, as amended June 2003
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7A	Severance Pay Plan (12)
10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)
10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003
10.16	Agreement of Sublease between Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003
10.17	Term Sheet between the MaRS Discovery District and the Registrant, dated January 23, 2004
12.1	Computation Ratio of Earnings Available to Cover Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).

(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).

(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).

(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).

(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).