Form 10-K/A
period 2003-12-31
NPS PHARMACEUTICALS INC
filed 2004-02-13
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Amgen has also completed two Phase II clinical trials with cinacalcet HCl in patients with primary hyperparathyroidism. The preliminary results from these two studies were presented at the American Society of Bone and Mineral Research meetings in 2000 and 2001 and the final results were presented at the Endocrine Society meeting in June 2002 and published in the December 2003 issue of The Journal of Clinical Endocrinology & Metabolism.

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

3. Exhibits.

Exhibit Number	Description of Document
2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (15)
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (14)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (15)
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.5C	1998 Stock Option Plan, as amended June 2003 (15)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7A	Severance Pay Plan (12)
10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (15)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)
10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (15)
10.16	Agreement of Sublease between Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (15)
10.17	Term Sheet between the MaRS Discovery District and the Registrant, dated January 23, 2004 (15)
12.1	Computation Ratio of Earnings Available to Cover Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).

(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).

(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).

(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).

(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272, Film No. 03838243, filing date August 12, 2003).

(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272, Film No. 04582125, filing date February 10, 2004).

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

NPS PHARMACEUTICALS, INC.

Date: February 13, 2004	By:	/s/ Hunter Jackson

Hunter Jackson, President Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Santo J. Costa Santo J. Costa	Director	February 13, 2004

/s/ John R. Evans John R. Evans	Director	February 13, 2004

/s/ James G. Groninger James G. Groninger	Director	February 13, 2004

/s/ Joseph Klein, III Joseph Klein, III	Director	February 13, 2004

/s/ Donald E. Kuhla Donald E. Kuhla, Ph.D.	Director	February 13, 2004

/s/ Thomas N. Parks Thomas N. Parks, Ph.D.	Director	February 13, 2004

/s/ Calvin Stiller Calvin Stiller, M.D.	Director	February 13, 2004

/s/ Peter G. Tombros Peter G. Tombros	Director	February 13, 2004

/s/ Hunter Jackson Hunter Jackson	Chief Executive Officer and Chairman of the Board	February 13, 2004

/s/ Gerard J. Michel Gerard J. Michel	Chief Financial Officer	February 13, 2004

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

/s/ KPMG LLP

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

F-35

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Arrangement Agreement made as of September 27, 1999, as amended by Amendment No. 1 as of October 28, 1999 and as amended and restated as of November 15, 1999 between Allelix Biopharmaceuticals Inc. and the Registrant (1)
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (3)
3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (4)
3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (5)
3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (15)
3.2A	Amended and Restated Bylaws of the Registrant (4)
3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (12)
4.1	Specimen Common Stock Certificate (4)
4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (6)
4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (7)
4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (8)
4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (14)
10.1	1987 Stock Option Plan and Form of Stock Option Agreement (4)
10.1B	1987 Stock Option Plan, as amended December 2002 (12)
10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (4)
10.2B	1994 Equity Incentive Plan, as amended December 1996 (9)
10.2C	1994 Equity Incentive Plan, as amended December 2002 (12)
10.3A	1994 Non-Employee Directors’ Stock Option Plan (4)
10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (9)
10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (12)
10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (4)
10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (9)
10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (12)
10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (15)
10.5A	1998 Stock Option Plan (10)
10.5B	1998 Stock Option Plan, as amended December 2002 (12)
10.5C	1998 Stock Option Plan, as amended June 2003 (15)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (4)
10.7A	Severance Pay Plan (12)
10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (15)
10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (4)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (9)
10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (4)
10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (10)
10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (10)
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (10)
10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (12)
10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (12)
10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (12)
10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (4)
10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (12)
10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (11)
10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (12)
10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (11)
10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (9)
10.12A	Office Lease between Registrant and Salt Lake Research Park Associates, dated June 3, 1994 (11)
10.12B	Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective December 1, 1995 (12)
10.12C	Amendment to Office Lease between Registrant and Salt Lake Research Park Associates, effective July 1, 1997 (12)
10.12D	Third Amendment to Lease between Registrant and Salt Lake Research Park Associates, effective March 1, 1997 (12)
10.12E	Fourth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated September 22, 1998 (12)
10.12F	Fifth Amendment to Lease between Registrant and Salt Lake Research Associates, LC, dated April 14, 1999 (12)
10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (13)
10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (13)
10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (15)
10.16	Agreement of Sublease between Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (15)
10.17	Term Sheet between the MaRS Discovery District and the Registrant, dated January 23, 2004 (15)
12.1	Computation Ratio of Earnings Available to Cover Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 99760104, filing date November 18, 1999).

(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).

(3)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).

(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).

(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).

(7)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

(8)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(9)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.

(10)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).

(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.

(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).

(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).

(14)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).

(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272, Film No. 04582125, filing date February 10, 2004).