Form 10-Q
period 2004-03-31
NPS PHARMACEUTICALS INC
filed 2004-05-17
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2004
Common Stock $.001 par value	37,231,618

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$55,417	$63,324
Marketable investment securities	206,816	240,550
Accounts receivable	10,053	42
Other current assets	3,895	2,713

Total current assets	276,181	306,629

Restricted cash and cash equivalents	5,269	—

Plant and equipment:
Land	497	502
Building	1,479	1,448
Equipment	12,972	11,654
Leasehold improvements	3,209	3,199

	18,157	16,803
Less accumulated depreciation and amortization	12,013	11,684

	6,144	5,119
Construction-in-progress	1,058	136

Net plant and equipment	7,202	5,255

Goodwill	8,320	8,406
Purchased intangible assets, net of accumulated amortization	1,190	1,603
Debt issuance costs, net of accummulated amortization	5,158	5,464
Other assets	151	151

	$303,471	$327,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,002	$12,461
Accrued expenses and other liabilities	12,578	8,553
Accrued income taxes	1,558	1,696
Deferred income	3	13

Total current liabilities	32,141	22,723

Convertible notes payable	192,000	192,000

Total liabilities	224,141	214,723

Stockholders’ equity:
Common stock	37	37
Additional paid-in capital	536,346	533,929
Deferred compensation	(3,418)	(3,716)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable investment securities	1,132	1,266
Foreign currency translation	(886)	(501)
Deficit accumulated during development stage	(453,881)	(418,230)

Net stockholders’ equity	79,330	112,785

	$303,471	$327,508

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues from research and license agreements	$12,011	$138

Operating expenses:
Research and development	40,598	24,821
General and administrative	6,531	4,979
Amortization of goodwill and acquired intangibles	394	343

Total operating expenses	47,523	30,143

Operating loss	(35,512)	(30,005)

Other income (expense):
Interest income	1,469	1,428
Interest expense	(1,744)	—
Gain (loss) on sale of marketable investment securities	72	205
Gain (loss) on disposition of equipment, leasehold improvements and leases	—	24
Foreign currency transaction gain (loss)	108	175
Other	37	83

Total other income (expense)	(58)	1,915

Loss before income taxes	(35,570)	(28,090)

Income tax expense (benefit)	81	—

Net loss	$(35,651)	$(28,090)

Basic and diluted net loss per common and potential common share:	$(0.96)	$(0.80)

Weighted average common and potential common shares outstanding - basic and diluted	37,182	35,132

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(35,651)	$(28,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,051	670
Loss (gain) on disposition of equipment, leasehold improvements and leases	—	(24)
Realized gain on sale of marketable investment securities	(72)	(205)
Issuance of common stock in lieu of cash for services	750	457
Compensation expense on stock options	523	36
Decrease (increase) in operating assets:
Accounts receivable	(10,011)	—
Other current assets and other assets	(1,177)	1,014
Restricted cash and cash equivalents	(5,269)	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	9,677	1,367
Accrued income taxes	(120)	—
Deferred income	(11)	(44)

Net cash used in operating activities	(40,310)	(24,819)

Cash flows from investing activities:
Net sale (purchase) of marketable investment securities	33,673	(1,440)
Acquisition of equipment and leasehold improvements	(2,325)	(523)
Proceeds from sale of equipment	—	24
Cash paid for acquisition, net of cash received	—	(406)

Net cash provided by (used in) investing activities	31,348	(2,345)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,441	305

Net cash provided by financing activities	1,441	305

Effect of exchange rate changes on cash	(386)	61

Net increase (decrease) in cash and cash equivalents	(7,907)	(26,798)

Cash and cash equivalents at beginning of period	63,324	96,094

Cash and cash equivalents at end of period	$55,417	$69,296

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	200	—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss on marketable investment securities	(134)	(323)
Accrued acquisition costs	—	3,206

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries, collectively referred to as the Company. The Company carries one investment in a non-public corporation at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Through December 31, 2003, the Company had been considered a development stage enterprise. During the first quarter of 2004, the Company commenced its principle operations when Sensipar®, the Company’s first commercial product, received marketing approval by the U.S. Food and Drug Administration for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma and is no longer considered a development stage enterprise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2004.

This report should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

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

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended March 31, 2004	Three months ended March 31, 2003
Net loss:
As reported	$(35,651)	$(28,090)
Add: Stock based employee compensation expense included in reported net loss	500	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,820)	(2,228)

Pro forma	$(38,971)	$(30,287)

Net loss per share as reported:
Basic and diluted	$(0.96)	$(0.80)

Pro forma:
Basic and diluted	$(1.05)	$(0.86)

Net loss, as reported, also included compensation cost of $23,000 and $5,000 for stock-based compensation awards for nonemployees for the three months ended March 31, 2004 and 2003, respectively.

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

Potential common shares of approximately 9.1 million and 3.1 million during the three months ended March 31, 2004 and 2003, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the three months ended March 31, 2004 include approximately 5.2 million common shares related to convertible debentures and 3.9 million common shares related to stock options.

(3)	Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s only non-United States revenue relates to the Company’s Canadian subsidiary. No revenue was recognized by this subsidiary for the three months ended March 31, 2004 and 2003, respectively.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended March 31, 2004	Three months ended March 31, 2003
Other comprehensive loss:
Gross unrealized loss on marketable investment securities	$(62)	$(118)
Reclassification for realized gain on marketable investment securities	(72)	(205)

Net unrealized loss on marketable investment securities	(134)	(323)
Foreign currency translation gain (loss)	(385)	353
Net loss	(35,651)	(28,090)

Comprehensive loss	$(36,170)	$(28,060)

(5)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Notes). The Company received net proceeds from this private placement of approximately $185.9 million, after deducting costs associated with the offering. The Notes bear interest at an annual rate of 3.0%. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Accrued interest on the Notes was approximately $1.7 million as of March 31, 2004. The holders may convert all or a portion of the Notes into common stock at any time on or before June 15, 2008. The Notes are convertible into common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem all or a part of the Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Notes, including debt issuance costs, is 3.6%.

(6)	Income Tax

The Company has recorded income tax expense of $81,000 and zero for the three months ended March 31, 2004 and 2003, respectively. The income tax expense is the net effect of an income tax payment to a foreign jurisdiction upon receipt of certain milestone payments offset by the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Estimated income tax expense (benefit) recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(7)	Contingencies

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

(8)	Legal Proceedings

The Company is presently engaged in legal proceedings with two contract research organizations, PharmData Inc. and Data Capture International, Inc. (DCI). PharmData has been engaged in the compilation and analysis of data from certain NPS clinical trials including some Phase I clinical pharmacokinetic studies with the Company’s osteoporosis drug candidate, PREOS. DCI has provided electronic data capture services to the Company in connection with certain Phase I clinical studies with PREOS. Neither PharmData or DCI have been involved in the compilation or analysis of data from the Company’s pivotal Phase III clinical study.

On April 27, 2004, PharmData filed a complaint in the Superior Court of Cobb County in the state of Georgia. The Company was formally served with a copy of the complaint on April 29, 2004. The Company has not yet filed an answer with the court. The complaint alleges that NPS and PharmData entered into a contract, dated October 31, 2003, whereunder PharmData agreed to reserve its service capacity and/or provide services to the Company in exchange for specified monthly payment amounts to be paid by the Company. The contract provides for total future payments as of March 31, 2004 of $62.8 million to be paid to PharmData over a five-year period. PharmData alleges that the Company has not met the specified monthly payment amounts as required by the agreement. As such, PharmData asserts that the Company is in breach of the agreement and that as a result of certain communications between NPS and PharmData, the Company anticipatorily breached the agreement. PharmData is seeking judgment against the Company in an amount that will compensate PharmData for the Company’s alleged breach of contract, reimbursement for costs incurred by PharmData in the legal proceeding and legal fees. The Company believes that PharmData procured the contract on the basis of illegal payments to an NPS employee who is no longer employed by the Company. The Company has advised PharmData that the Company has repudiated the October 31, 2003 agreement. The Company intends to vigorously contest the legal proceeding brought by PharmData and is evaluating its legal options including suit against PharmData and other defendants. As a result of the dispute with PharmData, the Company will likely have to retain the services of another contract research organization to complete the work PharmData had been engaged to provide. This may result in a delay in filing the NDA for PREOS of several weeks to months. As of March 31, 2004, the Company accrued approximately $1.5 million related to payments due under the PharmData contract and as of May 11, 2004, the Company notified PharmData of its intention to no longer use the services of PharmData as provided for under the terms of the contract.

On February 24, 2004, DCI filed a complaint in the Superior Court of Cobb County in the state of Georgia. DCI has not yet formally served the Company with a copy of the complaint. As a result, the Company has not filed a formal answer to the complaint. The complaint alleges that NPS and DCI entered into a contract whereunder DCI agreed to reserve its service capacity and/or provide services to the Company in exchange for specified monthly payment amounts to be paid by the Company. The contract provides for total future payments as of March 31, 2004 of $14.7 million to be paid to DCI over a five-year period. DCI alleges that the Company has not met the specified monthly payment amount as required by the agreement. As such, DCI asserts that the Company is in breach of the agreement and that as a result of certain communications between NPS and DCI, the Company has anticipatorily breached the agreement. DCI is seeking judgment against the Company in an amount deemed just and proper by the court, reimbursement for costs incurred by DCI in the legal proceeding and legal fees. The Company believes that DCI procured the contract on the basis of illegal payments to an NPS employee who is no longer employed by the Company. The Company intends to vigorously contest the proceedings and is evaluating its legal options including suit against DCI and other defendants. During the first quarter, the Company notified DCI of its intention to no longer use the services of DCI as provided for under the terms of the contract. As of March 31, 2004, the Company estimated that the fair value of the liability required to exit the DCI contract was not greater than $850,000, and the Company has accrued such amount.

On May 3, 2004, the Audit Committee of the Company’s Board of Directors retained independent counsel to conduct a thorough investigation into the circumstances involving the PharmData and DCI contracts. The Company believes that PharmData and DCI procured the contracts through improper payments to a Company employee, who has been subsequently terminated. As part of the investigation, numerous current and former employees and third parties have been interviewed and numerous documents and electronic data have been reviewed. Based on the results to date, it appears that PharmData and DCI paid commissions to the former employee, who was not part of the Company’s senior management. Although the investigation has progressed substantially, it is not yet fully complete. There is no evidence at this time to indicate that any other employee was involved. However, due to certain time constraints surrounding the retrieval and restoration of electronic data, some emails remain to be reviewed. The Company intends to disclose the final results of the investigation following its completion, which is expected to be in the near future.

It appears that Company contract approval procedures were not followed in the review and execution of these contracts and in any event may have not been wholly sufficient. The Company has since adopted more extensive procedures for contract approval.

(9)	Subsequent Events

In April 2004, the Company signed a long-term operating lease agreement with MaRs Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 60,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $1.0 million a year through June 30, 2015. Two of the Company’s outside board of directors serve as directors of the MaRs Discovery District, a not-for-profit corporation. These directors receive no financial remuneration for serving as directors of the MaRs Discovery District.

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS in Europe. Nycomed has agreed to make an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The agreement also requires Nycomed to pay the Company up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the company royalties on product sales. Nycomed has also committed to participate in 50% of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report. In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include those concerning our expectations, beliefs and/or intentions regarding the following: the discovery, development and commercialization of small molecule drugs and recombinant proteins; research and development expenses; our clinical trials; manufacturing capabilities and collaborations; and the adequacy of our capital resources to fund operations and growth.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to: general economic and market conditions; demand for securities of biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks described in other documents that we file from time to time with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

Our product portfolio consists of a U.S. Food and Drug Administration approved product as well as product candidates in various stages of clinical development and preclinical development. Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S. for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. Cinacalcet HCl is also the subject of an application for marketing approval filed with the European Agency for the Evaluation of Medicinal Products, or EMEA, in Europe. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, Korea, China, Hong Kong and Taiwan, which we have licensed to Kirin Brewery, Ltd. Amgen is marketing cinacalcet HCl under the brand name Sensipar®. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl. Kirin is presently in Phase III clinical trials with cinacalcet HCl. PREOS® is our most advanced product candidate. PREOS is our brand name for recombinant, full-length human parathyroid hormone that we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase III clinical trial with PREOS. We are preparing a new drug application, or NDA, to be filed with the FDA for approval to market PREOS in the U.S. that we plan to file by the end of 2004. The NDA filing date may be delayed by several weeks to months as a result of the dispute with our contract research organization, PharmData. We are also conducting other clinical trials with PREOS to support the filing of the NDA. We have granted to Nycomed Danmark ApS the exclusive right to market and sell PREOS in Europe. We are conducting a pivotal Phase III clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase II clinical trial in patients with Crohn’s disease. Additionally, we are studying isovaleramide, a small organic molecule, in a Phase II clinical trial for acute treatment of migraine. Additional Phase I clinical development programs include calcilytic compounds for the treatment of osteoporosis, and delucemine for acute and urgent symptoms of major depressive disorders. Certain calcilytic compounds are licensed to and are being developed by GlaxoSmithKline. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through March 31, 2004 of approximately $453.9 million, net of cumulative revenues from research and license agreements of approximately $97.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our preparation of the NDA and the build up of the infracture necessary for the commercial launch of PREOS, the conduct of clinical trials with teduglutide, isovaleramide and delucemine, as we maintain our contractual commitment to fund research activities in our metabotropic glutamate receptor program, and as we develop marketing, sales and manufacturing capabilities.

Major Research and Development Projects

Our major research and development projects involve PREOS and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase III clinical trial designed to demonstrate both safety and efficacy of this product candidate. During the three months ended March 31, 2004 and 2003, we incurred $23.4 million and $17.5 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS. We have incurred costs of approximately $224.7 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we anticipate filing, by the end of 2004, an NDA with the FDA seeking approval to market PREOS for the treatment of osteoporosis. The NDA filing date may be pushed back by several weeks to months as a result of the dispute with our contract research organization, PharmData. We have successfully completed a pivotal Phase III clinical trial and are presently conducting other clinical trials with PREOS to support our NDA. We have granted to Nycomed Denmark ApS the exclusive right to market and sell PREOS in Europe. Because of the ongoing work with respect to the Phase III trials, the preparation and filing of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the preparations for sales and marketing, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS program will commence, if ever. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate clinical and commercial supplies of PREOS in order to complete all Phase III clinical trials and initiate commercial launch upon approval;

•	Our ability to timely prepare and file an NDA with the FDA; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS.

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

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of short bowel syndrome and Crohn’s disease. We initiated a pivotal Phase III trial in adults with short bowel syndrome in the first quarter of 2004. A proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease was commenced in October 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the quarter ended March 31, 2004 and 2003, we incurred $9.6 million and $3.8 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $46.0 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to Phase III trials in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our teduglutide program will commence, if ever. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three months ended March 31, 2004 and 2003 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including our collaboration with AstraZeneca in metabotropic glutamate receptors (mGluRs) described below.

Isovaleramide. Isovaleramide is a proprietary small organic molecule compound. We are independently developing this compound for the acute treatment of migraine. We have initiated a Phase IIa clinical trial with isovaleramide to evaluate the compound’s potential as an acute therapy for migraine headaches. The double-blind, placebo-controlled trial is designed to assess the effectiveness of a single oral administration of a low dose or a high dose of isovaleramide in the relief of migraine pain and associated systems, such as nausea and sensitivity to light or sound. Our preclinical studies show that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase I clinical trials with isovaleramide to evaluate its safety and tolerability. We are currently initiating additional trials to evaluate new formulations, including a controlled release formulation. Our analysis of the data indicates that the drug was safe and well tolerated. Initial formulation studies demonstrated that the compound is amenable to multiple controlled release formulation technologies. We are presently working to identify a controlled release formulation to take into further clinical trials for the treatment of epilepsy and other disorders.

Our development, administration, overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the three months ended March 31, 2004 and 2003, we incurred $1.9 million and $97,000, respectively, in research and development of this product candidate, including costs associated with the manufacture of clinical supplies of isovaleramide.

The goal of our isovaleramide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the early stage of the clinical trials in the acute treatment of migraine, and the risks associated with the clinical trial process, including the risk that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our isovaleramide program will commence, if ever. To date, we have not received any revenues from product sales of isovaleramide. The risks and uncertainties associated with completing the development of isovaleramide on schedule, or at all, include the following:

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

A failure to obtain marketing approval for isovaleramide or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

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

During the three months ended March 31, 2004 and 2003, we incurred $1.3 million and $932,000, respectively, in research and development expenses under our collaboration with AstraZeneca.

Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. No product candidates have yet entered clinical trials. In order to obtain marketing approval, we will need to complete Phase I, II and III clinical trials with satisfactory results and submit an NDA to the FDA. Because of this, and the substantial risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with AstraZeneca will commence, if ever.

Delucemine. Delucemine is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels that are activated by the neurotransmitter glutamate. The compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We believe delucemine may produce a rapid antidepressant effect in patients suffering from major depressive order. Delucemine does not appear to exhibit the side effects that have plagued other NMDA receptor antagonists. Delucemine, at neuroprotective or antidepressant doses in preclinical animal models, caused no PCP-like behavioral effects, no learning or memory impairment, no neuronal vacuolization, and no significant sedation or cardiovascular side effects. We expect to commence a clinical study for delucemine for the treatment of acute and urgent symptoms of major depressive disorders by the end of 2004.

During the three months ended March 31, 2004 and 2003, we incurred $457,000 and $42,000, respectively, in research and development of this product candidate.

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

The goal of this central nervous system program is to discover, synthesize and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, Janssen will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from this project will commence, if ever.

Results of Operations

Revenues. Substantially all our revenues have come from license fees, research and development support or milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $12.0 million for the quarter ended March 31, 2004 compared to $138,000 for the quarter ended March 31, 2003. The increase in revenues for the three months ended March 31, 2004 as compared with the same period in the prior year is the result of a $10.0 million milestone payment we received from Amgen Inc. for the approval of their NDA by the FDA for Sensipar in March 2004 and a $2.0 million milestone payment we received from Kirin Brewery Company, Ltd. for the commencement of Phase III clinical trials with cinacalcet HCl in Japan. Similar milestones and revenues were not earned during the three months ended March 31, 2003. We commenced our principle operations in the first quarter of 2004 when Sensipar®, our first commercial product, received marketing approval by the FDA and we no longer consider ourselves to be a development stage enterprise. We anticipate that we will begin to recognize royalty income from sales of Sensipar® during the second quarter of 2004.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $40.6 million for the quarter ended March 31, 2004 from $24.8 million for the comparable period of 2003. The increase in research and development expenses from the first quarter of 2003 to the first quarter of 2004 was principally due to a $9.6 million increase in the costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS; a $2.5 million increase in the costs related to advancing our central nervous system programs and a $1.9 million increase in the costs of advancing the development of our teduglutide clinical program, including personnel-related costs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and educational activities for our product candidates. Our general and administrative expenses increased to $6.5 million for the quarter ended March 31, 2004 from $5.0 million for the quarter ended March 31, 2003. The increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is due primarily to a $883,000 increase in costs related to market research and educational activities associated with PREOS and teduglutide, and a $675,000 increase in costs related to administrative personnel and other accounting and information technology expenses.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining intangible assets, net of accumulated amortization, at March 31, 2004 total approximately $9.5 million. Our amortization of purchased intangibles of $394,000 for the three months ended March 31, 2004, was comparable to $343,000 for the same period in the prior year.

Total Other Income (Expense), Net. Our total other income, net, decreased from $1.9 million to total other expense, net, of $58,000 for the three months ended March 31, 2004 as compared with the same period in the prior year. The decrease in total other income, net, is primarily the result of recording interest expense of $1.7 million for the three months ended March 31, 2004 on our $192.0 million 3.0 percent convertible notes which were issued in June 2003. A similar expense was not recorded in the three months ended March 31, 2003.

Income Taxes. Our income tax expense was $81,000 for the three months ended March 31, 2004. The amount recorded is the net effect of an income tax payment to a foreign jurisdiction upon receipt of certain milestone payments, offset by our estimate of amounts to be received for the refundable income tax credits relating to research and development activities that we are eligible for in the Canadian province of Quebec.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of convertible debentures. As of March 31, 2004, we had recognized $97.6 million of cumulative revenues from payments for research support, license fees and milestone payments, $439.2 million from the sale of equity securities for cash, and $192.0 million from the sale of convertible debentures for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $262.2 million at March 31, 2004. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

During 2003, we sold $192.0 million of 3.0% convertible notes due June 15, 2008. We received net proceeds of $185.9 million from this private placement after deducting debt issuance costs. The notes bear interest at an annual rate of 3.0 percent. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the notes was approximately $1.7 million as of March 31, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before June 15, 2008. The notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $40.3 million for the three months ended March 31, 2004 compared to $24.8 million for the three months ended March 31, 2003. Net cash used in operating activities for the three months ended March 31, 2004 of $40.3 million resulted from a net loss of $35.7 million, realized gains and non-cash expense of $2.3 million, an increase in operating assets of $16.4 and an increase in operating liabilities of $9.5 million. Net cash used in operating activities for the three months ended March 31, 2003 of $24.8 million resulted from a net loss of $28.1 million, realized gains/losses and non-cash expense/income of $934,000, a decrease in operating assets of $1.0 million and an increase in operating liabilities of $1.3 million. Net cash provided by investing activities was $31.3 million for the three months ended March 31, 2004 compared to cash used in investing activities of $2.3 million for the three months ended March 31, 2003. Net cash provided by investing activities for the three months ended March 31, 2004 was primarily the result of utilizing marketable investment securities to fund current operations. Net cash provided by financing activities was $1.4 million for the three months ended March 31, 2004 compared to $305,000 for the three months ended March 31, 2003.

We could receive future milestone payments of up to $72.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2004, we have a total commitment of up to $2.8 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments on teduglutide net sales. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, we have entered into long-term agreements with certain manufacturers, contract research organizations, and suppliers that require us to make contractual payment to these organizations. As of March 31, 2004, we have outstanding commitments under these agreements of approximately $149.4 million. On February 24, 2004, Data Capture International, Inc. (DCI) filed a complaint alleging we had not met the specified monthly payment amount as required by our agreement with DCI and as such we were in breach of the agreement. Additionally, on April 27, 2004, PharmData Inc. filed a complaint against us alleging that we have not met the specified monthly payment amounts under our agreement with PharmData and as such assert that we are in breach of agreement. We intend to vigorously contest the legal proceedings brought by DCI and PharmData. As these legal proceedings are still ongoing, and as negotiations continue, the ultimate outcome of these proceedings is uncertain. We have included the entire contractual amount of $77.5 million related to our agreements with DCI and PharmData in our total outstanding commitments. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents the contractual obligations of the Company as of March 31, 2004 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$18.6	$1.8	$3.2	$2.6	$15.3

Purchase Commitments	$149.4	$49.0	$71.4	$29.0	$—

Convertible Notes Payable	$192.0	$—	$—	$192.0	$—

In December 2003, we executed a ground lease for land in the Research Park of the University of Utah in Salt Lake City, Utah and have commenced construction of a 92,000 square foot building consisting of laboratory, support and administrative support. We expect construction costs to be approximately $15.0 million with a completion date by the first quarter of 2005. Additionally, in April 2004, we signed a long-term operating lease agreement with the MaRs Discovery District in downtown Toronto, Ontario concerning the lease of approximately 60,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $1.0 million per year through June 30, 2015. Leasehold improvement costs are expected to be approximately $8.5 million, commencing in late 2004 and being complete in 2005.

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

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), to all of our revenue transactions and Emerging Issues Task Force No (EITF) Issue No. 00-21 to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

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

Our balance sheet reflects net intangible assets of $1.2 million, long-lived assets of $7.2 million, and goodwill of $8.3 million as of March 31, 2004.

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of March 31, 2004, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

Recent Events

In April 2004, the Company signed a long-term operating lease agreement with MaRs Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 60,000 square feet of laboratory, support and administrative space. The term of the lease is ten years and eight months with a commencement date of November 1, 2004. No payments are required during the first eight months of the lease term followed by an annual base rent commitment of approximately $1.0 million per year through June 30, 2015. Two of the Company’s outside board of directors serve as directors of the MaRs Discovery District. These directors receive no financial remuneration for serving as directors of the MaRs Discovery District.

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS in Europe. Nycomed has agreed to make an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The agreement also requires Nycomed to pay the Company up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the company royalties on product sales. Nycomed has also committed to participate in 50% of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies.

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

Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the March 31, 2004 rate would cause the fair value of such monetary assets and liabilities in Canada to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Changes in Internal Control over Financial Reporting. On April 28, 2004, we adopted a Policy for Contract Approval Procedures applicable to all of our directors, officers and employees. The policy is intended to assist all employees to conduct business on our behalf in an ethical, legal and competent manner.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are presently engaged in legal proceedings with two contract research organizations, PharmData Inc. and Data Capture International, Inc. (DCI). PharmData has been engaged in the compilation and analysis of data from certain NPS clinical trials including some Phase I clinical pharmacokinetic studies with our osteoporosis drug candidate, PREOS. DCI has provided electronic data capture services to us in connection with certain Phase I clinical studies with PREOS. Neither PharmData or DCI have been involved in the compilation or analysis of data from our pivotal Phase III clinical study.

On April 27, 2004, PharmData filed a complaint in the Superior Court of Cobb County in the state of Georgia. We were formally served with a copy of the complaint on April 29, 2004. We have not yet filed an answer with the court. The complaint alleges that NPS and PharmData entered into a contract, dated October 31, 2003, whereunder PharmData agreed to reserve its service capacity and/or provide services to us in exchange for specified monthly payment amounts to be paid by us. The contract provides for total future payments as of March 31, 2004 of $62.8 million to be paid to PharmData over a five-year period. PharmData alleges that we have not met the specified monthly payment amounts as required by the agreement. As such, PharmData asserts that we are in breach of the agreement and that as a result of certain communications between NPS and PharmData, we anticipatorily breached the agreement. PharmData is seeking judgment against us in an amount that will compensate PharmData for our alleged breach of contract, reimbursement for costs incurred by PharmData in the legal proceeding and legal fees. We believe that PharmData procured the agreement on the basis of illegal payments to one of our employees, who we no longer employ. We have advised PharmData that we have repudiated the October 31, 2003 agreement. We intend to vigorously contest the legal proceeding brought by PharmData and are evaluating our legal options including suit against PharmData and other defendants. As a result of the dispute with PharmData, we will likely have to retain the services of another contract research organization to complete the work PharmData had been engaged to provide. This may result in a delay in filing the NDA for PREOS of several weeks to months. As of March 31, 2004, we accrued approximately $1.5 million related to payments due under the PharmData contract and as of May 11, 2004, we notified PharmData of our intention to no longer use the services of PharmData as provided for under the terms of the contract.

On February 24, 2004, DCI filed a complaint in the Superior Court of Cobb County in the state of Georgia. DCI has not yet formally served us with a copy of the complaint. As a result, we have not filed our formal answer to the complaint. The complaint alleges that NPS and DCI entered into a contract whereunder DCI agreed to reserve its service capacity and/or provide services to us in exchange for specified monthly payment amounts to be paid by us. The contract provides for total future payments as of March 31, 2004 of $14.7 million to be paid to DCI over a five-year period. DCI alleges that we have not met the specified monthly payment amount as required by the agreement. As such, DCI asserts that we are in breach of the agreement and that as a result of certain communications between NPS and DCI, we anticipatorily breached the agreement. DCI is seeking judgment against us in an amount deemed just and proper by the court, reimbursement for costs incurred by DCI in the legal proceeding and legal fees. We believe that DCI procured the contract on the basis of illegal payments to an NPS employee who is no longer employed by the Company. We intend to vigorously contest the proceedings and are evaluating our legal options including suit against DCI and other defendants. During the first quarter, we notified DCI of our intention to no longer use the services of DCI as provided for under the terms of the contract. As of March 31, 2004, we estimated that the fair value of the liability required to exit the DCI contract was not greater than $850,000, and we have accrued such amount.

On May 3, 2004, the Audit Committee of the Board of Directors retained independent counsel to conduct a thorough investigation into the circumstances involving the PharmData and DCI contracts. We believe that PharmData and DCI procured the contracts through improper payments to one of our employees, who has been subsequently terminated. As part of the investigation, numerous current and former employees and third parties have been interviewed and numerous documents and electronic data have been reviewed. Based on the results to date, it appears that PharmData and DCI paid commissions to the former employee, who was not part of our senior management. Although the investigation has progressed substantially, it is not yet fully complete. There is no evidence at this time to indicate that any other employee was involved. However, due to certain time constraints surrounding the retrieval and restoration of electronic data, some emails remain to be reviewed. We intend to disclose the final results of the investigation following its completion, which is expected to be in the near future.

It appears that our contract approval procedures were not followed in the review and execution of these contracts and in any event may have not been wholly sufficient. We have since adopted more extensive procedures for contract approval.

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

On March 11, 2004, the Company filed a report on Form 8-K with the SEC relating to the registrant’s announcement, as presented in a press release issued by the registrant on March 8, 2004, announcing the approval of Sensipar® by the United States Food and Drug Administration.

On March 30, 2004, the Company filed a report on Form 8-K with the SEC relating to the registrant’s announcement, as presented in a press release issued by the registrant on March 29, 2004, announcing positive Phase III study results for PREOS® in women with osteoporosis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 17, 2004	By:	/s/ HUNTER JACKSON
Hunter Jackson
President, Chief Executive Officer and Chairman of the Board

Date: May 17, 2004	By:	/s/ GERARD J. MICHEL
Gerard J. Michel
Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002