Form 10-Q
period 2004-09-30
NPS PHARMACEUTICALS INC
filed 2004-11-08
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock $.001 par value	38,771,507

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$56,627	$63,324
Marketable investment securities	167,397	240,550
Accounts receivable	730	42
Other current assets	4,446	2,713

Total current assets	229,200	306,629

Restricted cash and cash equivalents	5,277	—

Plant and equipment:
Land	512	502
Building	1,476	1,448
Equipment	14,533	11,654
Leasehold improvements	3,709	3,199

	20,230	16,803
Less accumulated depreciation and amortization	12,931	11,684

	7,299	5,119
Construction-in-progress	9,478	136

Net plant and equipment	16,777	5,255

Goodwill	8,566	8,406
Purchased intangible assets, net of accumulated amortization	409	1,603
Debt issuance costs, net of accumulated amortization	4,546	5,464
Other assets	151	151

	$264,926	$327,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,094	$12,461
Accrued expenses and other liabilities	16,648	8,553
Accrued income taxes	1,393	1,696
Deferred revenue	—	13

Total current liabilities	33,135	22,723
Convertible notes payable	192,000	192,000

Total liabilities	225,135	214,723

Stockholders’ equity:
Common stock	39	37
Additional paid-in capital	578,132	533,929
Deferred compensation	(2,810)	(3,716)
Accumulated other comprehensive income (loss):
Net unrealized gain on marketable investment securities	59	1,266
Foreign currency translation	(1,196)	(501)
Accumulated deficit	(534,433)	(418,230)

Net stockholders’ equity	39,791	112,785

	$264,926	$327,508

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from research and license agreements	$710	$7,700	$13,163	$7,911

Operating expenses:
Cost of royalties received	105	—	105	—
Merger costs and termination fees	—	351	—	40,223
Research and development	32,204	31,253	104,141	79,505
General and administrative	7,074	4,888	23,544	14,185
Amortization of goodwill and acquired intangibles	396	376	1,172	1,091

Total operating expenses	39,779	36,868	128,962	135,004

Operating loss	(39,069)	(29,168)	(115,799)	(127,093)

Other income (expense):
Interest income	1,242	1,521	3,918	4,218
Interest expense, net	(1,687)	(1,731)	(5,156)	(1,972)
Gain (loss) on sale of marketable investment securities	1	(69)	77	303
Gain on disposition of equipment, leasehold improvements and leases	—	—	—	24
Foreign currency transaction gain	204	67	488	357
Other	68	42	151	163

Total other income (expense)	(172)	(170)	(522)	3,093

Loss before income taxes	(39,241)	(29,338)	(116,321)	(124,000)

Income tax benefit	(71)	(395)	(118)	(2,091)

Net loss	$(39,170)	$(28,943)	$(116,203)	$(121,909)

Basic and diluted net loss per common and potential common share:	$(1.02)	$(0.79)	$(3.08)	$(3.40)

Weighted average common and potential common shares outstanding - basic and diluted	38,589	36,796	37,677	35,864

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(116,203)	$(121,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,281	2,455
Gain on disposition of equipment, leasehold improvements and leases	—	(24)
Realized gain on sale of marketable investment securities	(77)	(303)
Issuance of common stock in lieu of cash for services	804	495
Compensation expense on stock options	1,400	768
Issuance of common stock in lieu of merger termination fee	—	35,621
Increase in operating assets:
Accounts receivable	(688)	(49)
Other current assets and other assets	(1,701)	(466)
Restricted cash and cash equivalents	(5,277)	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	10,174	8,395
Accrued income taxes	(321)
Deferred revenue	(11)	(51)

Net cash used in operating activities	(108,619)	(75,068)

Cash flows from investing activities:
Net sale of marketable investment securities	72,024	(82,061)
Acquisition of equipment and leasehold improvements	(12,639)	(1,400)
Proceeds from sale of equipment	—	24

Net cash provided by (used in) investing activities	59,385	(83,437)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	192,000
Payment of debt issuance costs	—	(5,917)
Proceeds from issuance of common stock	42,906	2,514

Net cash provided by financing activities	42,906	188,597

Effect of exchange rate changes on cash	(369)	65

Net increase (decrease) in cash and cash equivalents	(6,697)	30,157

Cash and cash equivalents at beginning of period	63,324	96,094

Cash and cash equivalents at end of period	$56,627	$126,251

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,880	—
Cash paid (received) for income taxes	203	(1,696)

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss on marketable investment securities	(1,207)	(674)
Accrued debt issuance costs	—	205

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries, collectively referred to as the Company. The Company carries one investment in a non-public corporation at cost. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Through December 31, 2003, the Company had been considered a development stage enterprise. During the first quarter of 2004, the Company commenced its principal operations when Sensipar®, the Company’s first commercial product, received marketing approval by the U.S. Food and Drug Administration for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma and is no longer considered a development stage enterprise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2004.

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

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions of APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Net loss:
As reported	$(39,170)	$(28,943)	$(116,203)	$(121,909)
Add: Stock based employee compensation expense included in reported net loss	175	696	1,377	756

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,858)	(3,688)	(13,307)	(7,989)

Pro forma	$(43,853)	$(31,935)	$(128,133)	(129,142)

Net loss per share as reported:
Basic and diluted	$(1.02)	$(0.79)	$(3.08)	(3.40)

Pro forma:
Basic and diluted	$(1.14)	$(0.87)	$(3.40)	(3.60)

Net loss, as reported, also included compensation cost of zero and $4,000 for stock-based compensation awards for non-employees for the three months ended September 30, 2004 and 2003, respectively, and $23,000 and $12,000 for stock-based compensation awards for non-employees for the nine months ended September 30, 2004 and 2003, respectively.

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

Potential common shares of approximately 10.4 million and 9.2 million during the nine months ended September 30, 2004 and 2003, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the nine months ended September 30, 2004 and 2003 include approximately 5.3 million common shares related to convertible debentures and 5.1 million and 3.9 million common shares, respectively, related to stock options.

(3) Operating Segment

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. No non-United States revenue was recognized during the three months ended September 30, 2004. Non-United States revenue of $149,000 was recognized during the three months ended September 30, 2003. The Company recognized non-United States revenue of $2.0 million and $149,000, respectively, during the nine months ended September 30, 2004 and 2003. Substantially all of the Company’s revenues for the three and nine months ended September 30, 2004 were from two licensees of the Company and the majority of the company’s revenue for the three and nine months ended September 30, 2003 was from one licensee in addition to revenue recorded upon arbitration settlement.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Other comprehensive loss:
Gross unrealized loss on marketable investment securities	$(296)	$(94)	$(1,130)	$(371)
Reclassification for realized loss (gain) on marketable investment securities	(1)	69	(77)	(303)

Net unrealized loss on marketable investment securities	297	(25)	(1,207)	(674)
Foreign currency translation gain (loss)	(417)	(233)	(695)	583
Net loss	(39,170)	(28,943)	(116,203)	(121,909)

Comprehensive loss	$(39,290)	$(29,201)	$(118,105)	$(122,000)

(5) Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0 percent Convertible Notes due June 15, 2008 (Notes). The Company received net proceeds from this private placement of approximately $185.9 million, after deducting costs associated with the offering. The Notes bear interest at an annual rate of 3.0 percent. Interest is payable semiannually in arrears on June 15 and December 15 of each year. Accrued interest on the Notes was approximately $1.7 million as of September 30, 2004. The holders may convert all or a portion of the Notes into common stock at any time on or before June 15, 2008. The Notes are convertible into common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Notes at redemption prices of one hundred percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem all or a part of the Notes at a price equal to one hundred percent of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Notes and common stock issuable upon conversion of the Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Notes, including debt issuance costs, is 3.6 percent.

(6) Income Taxes

The income tax benefit is the net effect of the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed, offset, in 2004, by an income tax payment to a foreign jurisdiction upon receipt of certain milestone payments. Estimated income tax expense (benefit) recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

(8) Legal Proceedings

In September 2004, the Company, PharmData Inc. and Data Capture International, Inc. (DCI), entered into a formal written settlement agreement in which each of them released all claims and causes of action they had or may have had against each other arising out of certain agreements between the Company and PharmData and DCI, and to dismiss with prejudice all lawsuits pending between the parties. In connection with the settlement agreement, the Company paid PharmData and DCI a total of $2.4 million and PharmData and DCI returned to the Company certain data, case report forms and study reports forwarded to them by the Company or generated by them in the performance of services under their respective agreements with the Company.

(9) Licensing Agreement and Stock Issuance

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The Company recorded net proceeds of $39.9 million as an increase to common stock and additional paid-in-capital. On July 7, 2004, the Company closed on the equity investment in the form of a private placement. The resale of the shares by Nycomed has been registered with the Securities and Exchange Commission on a shelf registration statement on Form S-3. The agreement also requires Nycomed to pay the Company up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase 3b clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase 4 clinical studies.

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

Our product portfolio consists of a U.S. Food and Drug Administration approved product as well as product candidates in various stages of clinical development and preclinical development. Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, Korea, China, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd. Amgen is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and will market cinacalcet HCl in Europe under the brand name Mimpara®. Kirin is presently in Phase 3 clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl. PREOS is our most advanced product candidate. PREOS is our brand name for recombinant, full-length human parathyroid hormone which we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS. We are preparing a new drug application, or NDA, to be filed with the FDA for approval to market PREOS in the U.S. We anticipate filing the NDA by the end of 2004. We have granted to Nycomed Danmark ApS the exclusive right to market and sell PREOS in Europe. We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1 clinical development activities with calcilytic compounds licensed from us for the potential use in osteoporosis. We are also evaluating the potential use of isovaleramide and declucemine in a variety of central nervous system disorders. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis. The agreement accelerates our creation of a sales and marketing organization in preparation for the commercial launch of PREOS. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through September 30, 2004 of approximately $534.4 million, net of cumulative revenues from research and license agreements of approximately $98.8 million. We expect to continue to incur significant operating losses over at least the next few years as we continue our current and anticipated development projects. The preparation of the PREOS NDA, commercial manufacturing activities, the build-up of the infrastructure necessary for the commercial launch of PREOS and the conduct of post-FDA approval clinical trials with PREOS will substantially contribute to the operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide, isovaleramide and delucemine and contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone which we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial designed to demonstrate both safety and efficacy of this product candidate. During the three months ended September 30, 2004 and 2003, we incurred $17.3 million and $23.0 million, respectively, in the research and development of this product candidate and we incurred $57.5 million and $58.2 million, respectively, during the nine months ended September 30, 2004 and 2003, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS. We have incurred costs of approximately $258.2 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc. (Allelix) in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we anticipate filing an NDA with the FDA by the end of 2004 seeking approval to market PREOS for the treatment of osteoporosis in the U.S. We have successfully completed a pivotal Phase 3 clinical trial. We have granted to Nycomed Danmark ApS the exclusive right to market and sell PREOS in Europe. Because of the ongoing work with respect to the PREOS program, the preparation and filing of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the clinical trial process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS program will commence, if ever. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

•	We may be unable to obtain regulatory approval to market the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate clinical and commercial supplies of PREOS in order to complete all existing and planned clinical trials and initiate commercial launch upon approval;

•	Our ability to timely prepare and file an NDA with the FDA; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS.

A failure to obtain marketing approval for PREOS, to secure adequate clinical and commercial supplies of PREOS, to timely prepare and file an NDA, or to secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from PREOS, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed which would make it more difficult for us to obtain equity capital on attractive terms or at all.

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

During the three months ended September 30, 2004 and 2003, we incurred $5.6 million and $3.3 million, respectively, in the research and development of this product candidate and we incurred $22.1 million and $10.2 million, respectively, during the nine months ended September 30, 2004 and 2003 in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $58.4 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the Phase 3 trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, and the risks associated with the clinical trial process, including the risk that patient enrollment in the clinical trials may be slow, we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our teduglutide program will commence, if ever. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

•	We may be unable to enroll on a timely basis or at all, a sufficient number of patients to complete our clinical trials as planned;

•	Teduglutide may not be shown to be safe and efficacious in the pivotal and on-going clinical trial;

•	We may be unable to obtain regulatory approval to market the drug or be unable to obtain such approval on a timely basis;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of teduglutide in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of teduglutide.

A failure to obtain marketing approval for teduglutide or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from teduglutide, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed, which would make it more difficult for us to obtain equity capital on attractive terms or at all.

Central Nervous System Disorders

Most of the remaining research and development expenses for the three and nine months ended September 30, 2004 and 2003 were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

Isovaleramide. Isovaleramide is a proprietary small organic molecule which we are evaluating as a potential treatment for various central nervous system disorders. We recently completed a proof-of-concept study with isovaleramide to evaluate the compound’s potential as an acute therapy for migraine headaches. The results of the trial were inconclusive due to a higher than expected placebo response. Additional efforts are underway to evaluate the drug’s utility in other central nervous system disorders. Preclinical studies have shown that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase 1 clinical trials with isovaleramide to evaluate its safety and tolerability. Our analysis of the data indicates that the drug was safe and well tolerated.

Our development administration overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the three months ended September 30, 2004 and 2003, we incurred $3.8 million and $1.3 million, respectively, in research and development of this product candidate and we incurred $8.0 million and $1.6 million, respectively, during the nine months ended September 30, 2004 and 2003 in research and development of this product candidate, including costs associated with the manufacture of clinical supplies of isovaleramide. To date, we have incurred costs of approximately $12.1 million on this project candidate.

The goal of our isovaleramide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. In order to obtain marketing approval, we will need to identify potential indications for this product candidate and to complete Phase 1, 2 and 3 clinical trials with satisfactory results and submit an NDA to the FDA. Because of this, and the substantial risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows will commence, if ever.

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

During the three months ended September 30, 2004 and 2003, we incurred $1.0 million and $1.1 million, respectively, in research and development expenses under our collaboration with AstraZeneca and we incurred $3.2 million and $2.9 million, respectively, during the nine months ended September 30, 2004 and 2003 in research and development expenses under our collaboration with AstraZeneca.

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

During the three months ended September 30, 2004 and 2003, we incurred $360,000 and $170,000, respectively, in research and development of this product candidate and we incurred $1.1 million and $267,000, respectively, during the nine months ended September 30, 2004 and 2003 in research and development of this product candidate.

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

The goal of this central nervous system program is to discover, synthesize and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages. In order to obtain marketing approval, Janssen will need to initiate and complete Phase 1, 2 and 3 clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from this project will commence, if ever.

Results of Operations

Three months ended September 30, 2004 and 2003

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments or royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $710,000 for the quarter ended September 30, 2003 compared to $7.7 million for the quarter ended September 30, 2003. The decrease in revenues for the three months ended September 30, 2004 as compared with the same period in the prior year is primarily the result of a $6.0 million milestone payment we received from Amgen during the three months ended September 30, 2004 for the submission of their NDA to the FDA for Sensipar. Additionally we recognized $1.5 million in revenue as a result of our settled arbitration with Forest Laboratories, Inc. during the third quarter of 2003. Revenues during the third quarter of 2004 are a result of royalty revenue earned from Amgen on Sensipar sales.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses of $32.2 million for the quarter ended September 30, 2004 were comparable to research and development expenses of $31.3 million for the same period of 2003. Research and development expenses fluctuated among projects from the third quarter of 2003 to the third quarter of 2004 with a $1.2 million increase in the costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS; a $2.5 million increase in the costs related to advancing our central nervous system programs and a $2.2 million increase in the development costs of our teduglutide program, including personnel-related costs. These increases in costs were offset by a $5.1 million decrease in the development costs of our PREOS program.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and educational activities for our product candidates. Our general and administrative expenses increased to $7.1 million for the quarter ended September 30, 2004 from $4.9 million for the quarter ended September 30, 2003. The increase in general and administrative expenses from the three months ended September 30, 2003 to the three months ended September 30, 2004 is due primarily to the overall growth of the Company, the establishment of a commercial headquarters in New Jersey, and increased legal expenses ($384,000), finance and accounting costs ($364,000), including costs associated with compliance with the Sarbanes-Oxley Act, human resource expenses ($416,000), and information technology costs ($295,000).

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). The remaining purchased intangible assets, net of accumulated amortization, at September 30, 2004 total approximately $409,000. Our amortization of purchased intangibles for the quarter ended September 30, 2004 of $396,000 was comparable to $376,000 for the same period in the prior year.

Merger Costs and Termination Fees. Merger costs and termination fees were zero for the quarter ended September 30, 2004. We recorded an expense of $351,000 during the three months ended September 30, 2003 as a result of the termination of our merger with Enzon Pharmaceuticals, Inc. (Enzon). On February 19, 2003 we entered into an Agreement and Plan of Reorganization (Merger Agreement) with Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, we announced that NPS and Enzon had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, we paid Enzon a termination fee in the form of a private placement of 1.5 million shares of our common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon was filed with the Securities and Exchange Commission on July 2, 2003. The resale of these shares by Enzon has been registered with the SEC on a Form S-3 Registration Statement.

Total Other Income (Expense), Net. Our total other expense, net, for the quarter ended September 30, 2004 of $172,000 was comparable to total other expense, net, of $170,000 for the same period in the prior year.

Income Taxes. Our income tax was $71,000 for the three months ended September 30, 2004 as compared to $395,000 for the three months ended September 30, 2003. The income tax benefit is the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed.

Nine months ended September 30, 2004 and 2003

Revenues. Our revenues were $13.2 million for the nine months ended September 30, 2004 compared to $7.9 million for the nine months ended September 30, 2003. The increase in revenues for the nine months ended September 30, 2004 as compared with the same period in the prior year is primarily the result of a $10.0 million milestone payment we received from Amgen Inc. for the approval of their NDA by the FDA for Sensipar in March 2004 and a $2.0 million milestone payment we received from Kirin Brewery Company, Ltd. for the commencement of Phase 3 clinical trials with cinacalcet HCl in Japan. During the nine months ended September 30, 2003, we received a $6.0 million milestone payment from Amgen for the submission of their NDA to the FDA for Sensipar. Additionally, we recognized $1.5 million in revenue as a result of our settled arbitration with Forest during the nine months ended September 30, 2003.

Research and Development. Our research and development expenses increased to $104.1 million for the nine months ended September 30, 2004 from $79.5 million for the comparable period of 2003. The increase in research and development expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was principally due to a $16.8 million increase in the costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS; a $7.6 million increase in the development costs of our central nervous system programs and a $6.7 million increase in the development costs of our teduglutide clinical program, including personnel-related costs. The increases in costs were offset by a $9.0 million decrease in the development costs of our PREOS program.

General and Administrative. Our general and administrative expenses increased to $23.5 million for the nine months ended September 30, 2004 from $14.2 million for the nine months ended September 30, 2003. The increase in general and administrative expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is due primarily to a $2.1 million increase in costs related to market research, educational, and various other pre-launch marketing activities associated with PREOS and teduglutide, $2.0 million in costs related to the internal investigation of the events leading to the execution of the PharmData and DCI contracts and other legal expenses regarding that matter, $850,000 in severance and retirement benefits, and increases in other costs associated the overall growth of the Company, the establishment of commercial headquarters in Parsippany, New Jersey, and increased finance and accounting costs ($1.0 million), human resource expenses ($609,000), and information technology costs ($785,000).

Amortization of Purchased Intangibles. Our amortization of purchased intangibles of $1.2 million for the nine months ended September 30, 2004 was comparable to $1.1 million for the same period in the prior year.

Merger Costs and Termination Fees. Merger costs and termination fees were zero for the nine months ended September 30, 2004. Merger costs and termination fees for the same period of 2003 were $40.2 million as a result of the termination of our merger with Enzon.

Total Other Income (Expense), Net. Our total other income, net, decreased from $3.1 million to total other expense, net, of $522,000 for the nine months ended September 30, 2004 as compared with the same period in the prior year. The decrease in total other income, net, is primarily the result of recording interest expense of $5.2 million for the nine months ended September 30, 2004, compared with $2.0 for the nine months ended September 30, 2003 on our $192.0 million 3.0 percent convertible notes. The nine months ended September 30, 2003 only included one quarter of interest expense on our convertible notes as these notes where issued in June 2003.

Income Taxes. Our income tax benefit was $118,000 for the nine months ended September 30, 2004 as compared to $2.1 million for the nine months ended September 30, 2003. The income tax benefit is the net effect of the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed offset, in 2004, by an income tax payment to a foreign jurisdiction upon receipt of certain milestone payments.

Liquidity and Capital Resources

We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of convertible debentures. As of September 30, 2004, we had recognized $98.8 million of cumulative revenues from payments for research support, license fees and milestone payments, $480.5 million from the sale of equity securities for cash, and $192.0 million from the sale of convertible debentures for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $224.0 million at September 30, 2004. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

During 2003, we sold $192.0 million of 3.0 percent convertible notes due June 15, 2008. We received net proceeds of $185.9 million from this private placement after deducting debt issuance costs. The notes bear interest at an annual rate of 3.0 percent. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the notes was approximately $1.7 million as of September 30, 2004 and September 30, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before June 15, 2008. The notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the note indenture. Neither we, nor any of our subsidiaries, are subject to any financial covenants under the indenture. In addition, neither we, nor any of our subsidiaries, are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which we granted Nycomed the exclusive right to develop and market PREOS in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase 3b clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase 4 clinical studies.

Net cash used in operating activities was $108.6 million for the nine months ended September 30, 2004 compared to $75.1 million for the nine months ended September 30, 2003. The increase in cash used by operating activities is primarily a result of increased research and development expenses and general and administrative expenses associated with advancing our various scientific programs.

Net cash provided by investing activities was $59.4 million for the nine months ended September 30, 2004 compared to cash used in investing activities of $83.4 million for the nine months ended September 30, 2003. Net cash provided by investing activities for the nine months ended September 30, 2004 was primarily the result of selling marketable investment securities to fund current operations. Additionally, capital expenditures totaled $12.6 million during the nine months ended September 30, 2004 compared with $1.4 million during the same time period in the prior year. The increase in capital expenditures during the nine months ended September 30, 2004 resulted primarily from the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah.

Net cash provided by financing activities was $42.9 million for the nine months ended September 30, 2004 compared to $188.6 million for the nine months ended September 30, 2003. Cash provided by financing activities for the nine months ended September 30, 2004, was primarily the result of net proceeds received from the sale of 1.33 million shares of NPS common stock to Nycomed of $39.9 million in July 2004. Cash provided by financing activities for the nine months ended September 30, 2003 is primarily the result of investing net proceeds of $186.1 million from the private placement of convertible notes due June 15, 2008. We also received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided $3.0 million and $1.3 million, respectively, of cash during the nine months ended September 30, 2004 and 2003. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2004, we have a total commitment of up to $2.0 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments on cinacalcet HCl and teduglutide net sales. We expect to enter into additional sponsored research and license agreements in the future.

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

In December 2003, we executed a ground lease for land in Research Park of the University of Utah in Salt Lake City, Utah and have commenced construction of a 93,000 square foot building consisting of scientific laboratory and administrative office space. We expect project costs to be approximately $16.0 million with completion by the end of December 2004. Additionally, in April 2004, we signed a long-term operating lease agreement with the MaRs Discovery District in downtown Toronto, Ontario concerning the lease of approximately 60,000 square feet of scientific laboratory and administrative office space. Leasehold improvement costs are expected to be approximately $8.5 million, commencing in late 2004 and being complete in 2005.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through the third quarter of 2005. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, which could lead to a disruption or cessation of the clinical trials. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), to all of our revenue transactions and Emerging Issues Task Force No (EITF) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Our balance sheet reflects net intangible assets of $409,000, long-lived assets of $16.8 million, and goodwill of $8.6 million as of September 30, 2004.

When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of September 30, 2004, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets.

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

Foreign Currency Risk. Some of our research and development operations are in Canada. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar, or by weak economic conditions in Canada. When the U.S. dollar strengthens against the Canadian dollar, the cost of expenses in Canada decreases. When the U.S. dollar weakens against the Canadian dollar, the cost of expenses in Canada increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, marketable investment securities, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar from the September 30, 2004 rate would not cause the fair value of such monetary assets and liabilities in Canada to change by a significant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report of Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2004, we entered into a formal written settlement agreement with PharmData Inc. and Data Capture International, Inc. (DCI) in which each of us agreed to release all claims and causes of action any of us had or may have had against each other arising out of certain agreements between us and PharmData and DCI, and to dismiss with prejudice all lawsuits pending between us. In connection with the settlement agreement, we paid PharmData and DCI a total of $2.4 million and PharmData and DCI returned to us certain data, case report forms and study reports forwarded to them by us or generated by them in the performance of services under their respective agreements with us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which we granted rights to develop and market PREOS in Europe. Nycomed also agreed to make an equity investment of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. On July 7, 2004, the Company closed on the $40.0 million equity investment in the form of a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The resale of the shares by Nycomed has been registered with the SEC on a shelf registration statement on Form S-3.

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

NPS PHARMACEUTICALS, INC.

Date: November 8, 2004	By:	/s/ HUNTER JACKSON
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 8, 2004	By:	/s/ GERARD J. MICHEL
Gerard J. Michel
Vice President, Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002