Form 10-K
period 2004-12-31
NPS PHARMACEUTICALS INC
filed 2005-03-08
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

383 Colorow Drive, Salt Lake City, Utah	84108-1256
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $765,988,734 as of June 30, 2004, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market on such date.

As of March 4, 2005, there were 38,804,528 shares of Common Stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 12, 2005, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K and the documents incorporated by reference therein contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee the accuracy of such statements, and you should be aware that results and events could differ materially from those contained in such statements. You should consider carefully the statements set forth in the section of this report entitled “Risk Factors.”

ITEM 1. Business

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of a U.S. Food and Drug Administration, or FDA, approved product as well as product candidates in various stages of clinical development and preclinical development.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin is presently in Phase 3 clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS. We are preparing a new drug application, or NDA, to be filed with the FDA for approval to market PREOS in the U.S. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS in Europe. We expect Nycomed to file its marketing application, or MA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. Upon approval, Nycomed intends to market PREOS in Europe under the brand name PREOTACT.

We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1 clinical development activities with calcilytic compounds licensed from us for potential use in osteoporosis. We are also evaluating the potential use of two proprietary compounds, isovaleramide and delucemine, in a variety of central nervous system disorders. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis. The agreement accelerates our creation of a sales organization in preparation for the commercial launch of PREOS. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

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

Collaborate or out-license to reduce our risk and accelerate the commercialization of select product candidates. We believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for certain of our products and accelerate their acceptance by healthcare providers and third-party payors. We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to enhance our financial flexibility. This strategy allows us to devote greater resources to proprietary programs and to pursue a greater number of product candidates than would otherwise be possible.

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

Continue to develop and leverage our core discovery competencies and proprietary expertise. We believe that the continued evaluation, selection and winnowing of candidates in our product development pipeline will be effective based in part on the ability of our scientists to apply techniques within our core competencies. We intend to continue to use these abilities to identify molecular targets for the development of new drugs and to identify, evaluate, select, and winnow drug candidates in a way that allocates resources to compounds meriting continued evaluation and advancement. Our multidisciplinary discovery teams focus on developing a broad product pipeline covering a variety of disorders, while focusing on bone and mineral and central nervous system disorders.

Our Product Development Programs

This table summarizes our product development programs by therapeutic area. A description of each product or program follows the table.

Product or Program	Target Indication(s)	Status	Commercial Rights
Bone and Mineral Disorders

PREOS	Osteoporosis	Preparing U.S. NDA Preparing European MAA	Proprietary Nycomed

Calcilytic Compounds	Osteoporosis	Phase 1	GlaxoSmithKline **

Cinacalcet HCl	Secondary Hyperparathyroidism	Commercialization	Amgen
	Parathyroid Carcinoma	Commercialization	Amgen
	Secondary	Phase 3 (Japan)	Kirin
	Primary	Phase 2 completed	Amgen

Gastrointestinal Disorders

Teduglutide	Short Bowel Syndrome	Phase 3	Proprietary
	Crohn’s Disease	Phase 2	Proprietary

mGluR5 Antagonists	GERD	Preclinical	AstraZeneca **

Central Nervous System Disorders

Isovaleramide	Central Nervous System Disorders	Phase 1 completed	Proprietary

Delucemine	Central Nervous System Disorders	Phase 1 completed	Proprietary

Metabotropic Glutamate Receptors	Psychiatric and Neurologic Disorders and Pain	Preclinical	AstraZeneca**

Glycine Reuptake Inhibitors	Schizophrenia and Dementia	Phase 1	Janssen

**	We retain co-promotion rights in the U.S. for product candidates from these collaborations.

Bone and Mineral Disorders

Overview. Our products and programs in the field of bone and mineral disorders include PREOS and calcilytic compounds, for osteoporosis, and, cinacalcet HCl for hyperparathyroidism. Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of ageing, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after a fracture occurs. Fractures of the hip, spine or wrist can result in serious long-term disability and mortality.

Hyperparathyroidism is also classified as a bone and mineral disorder. Persons with hyperparathyroidism experience an oversecretion of parathyroid hormone by the parathyroid glands located in the neck. Symptoms of hyperparathyroidism may include bone loss and pain, bone deformities, muscle weakness, severe generalized itching and abnormal calcification of soft tissues, including the heart. Patients may also experience depression and cognitive dysfunction. Hyperparathyroidism is characterized as either primary or secondary. Primary hyperparathyroidism is generally an age-related disorder that is characterized by enlargement of one of the four parathyroid glands. Secondary hyperparathyroidism is primarily a physiological response to failing kidney function. When a person has reduced kidney function, their body is unable to maintain proper levels of calcium, vitamin D and phosphorus in the blood. To compensate, parathyroid glands enlarge and produce increased amounts of parathyroid hormone in an attempt to increase calcium.

PREOS and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS internally and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS. PREOS is our brand name for recombinant, full-length, human parathyroid hormone that we are developing for the treatment of post-menopausal osteoporosis. Clinical studies have demonstrated that daily subcutaneous dosing with PREOS causes parathyroid hormone levels to rise rapidly and then return to normal levels within a few hours, thereby stimulating new bone formation.

We have successfully completed a pivotal Phase 3 clinical trial with PREOS entitled the “Treatment of Osteoporosis with Parathyroid Hormone Study”, or the TOP Study, and we are in the process of preparing an NDA to be filed with the FDA for the treatment of post-menopausal osteoporosis. The TOP Study was designed to demonstrate PREOS’ ability to reduce fractures of the spine and build new bone in women with post-menopausal osteoporosis. The results of this trial are discussed further herein under the caption “PREOS Development and Commercialization Status”.

Market Opportunity. The National Osteoporosis Foundation estimates that approximately 8 million American women aged 50 and over have osteoporosis and another 34 million men and women have low bone mass and are at high risk of osteoporotic fractures. This number is expected to rise to 52 million men and women by 2010, making low bone mass and osteoporosis a significant health threat. A study published in the Journal of the American Medical Association demonstrated that nearly one-half of post-menopausal women have undetected low bone mineral density, and women identified with low bone mineral density were at a significantly increased risk of fracture. In addition, 50 percent of women over 50 years of age in the United States will suffer an osteoporosis-related fracture during their lifetime. According to the National Osteoporosis Foundation, osteoporosis is responsible for more than 1.5 million fractures annually. The consequences of osteoporotic fractures can be devastating, potentially resulting in pain, disfigurement, disability and death. Additionally, the costs associated with osteoporosis and osteoporosis related fractures are significant. In the United States alone, expenditures for osteoporosis and related fractures in 2001 were estimated at $17.0 billion, and rising.

Current therapies for osteoporosis include bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and teriparatide, a recombinant parathyroid-hormone fragment, marketed by Lilly in the U.S. under the brand name Forteo®. With the exception of teriparatide, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These other therapies have been shown to reduce the incidence of fracture, and increase bone mass over a period of years, but they have not been shown to stimulate new bone formation at a rate comparable to parathyroid hormone therapy.

Post-menopausal osteoporosis is a chronic disease that requires many years of attention and management. Because of this, we believe that there exists a significant unmet need for an improved approach to treating women with this often devastating disease. We were encouraged by the results of another study with PREOS entitled “Parathyroid Hormone and Alendronate in Combination For the Treatment of Osteoporosis”, or the PaTH study, where PREOS was used before or concurrently with an anti-resorptive. This approach may provide additional benefits over what is currently seen with traditional monotherapy.

PREOS Development and Commercialization Status. We have completed dosing in a pivotal Phase 3 clinical trial with PREOS. The TOP Study, was a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of

PREOS to reduce fractures and build new bone in women with osteoporosis. The TOP Study evaluated the effects of PREOS in post-menopausal osteoporotic women with or without an existing osteoporotic spinal fracture who were not receiving drug or hormone therapy for osteoporosis. The study successfully met the primary endpoint of reducing the incidence of new or worsened vertebral fractures in postmenopausal women with an average bone mass measurement of –3.0 standard deviations below what is normal for pre-menopausal women. Women who participated in the study received daily, subcutaneous injections of PREOS or placebo. Dosing in this study lasted for 18 months. The TOP Study enrolled over 2,600 patients and dosing was completed in September 2003. Women who finished their participation in the TOP Study were able to receive additional treatment with PREOS. We refer to this study as the Open Label Extension Study, or the OLES study. Women who received PREOS in the TOP Study may receive an additional 6 months of PREOS treatment for a total of 24 months treatment. Women who received placebo in the TOP Study may receive 18 months of PREOS treatment. In addition, we are conducting another clinical study with PREOS we refer to as the “Treatment Extension Study” or the TRES Study. In this study, we will collect additional information on longer term use with PREOS.

In addition, PREOS was tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. This 24-month, randomized, double-blind trial is referred to as the PaTH study. This trial was designed to test whether PREOS is more effective in building bone mineral density than alendronate, marketed by Merck as Fosamax, and whether the combination of PREOS and alendronate is more effective in building bone mineral density than either therapy alone. In the first year of the two-year PaTH Study, postmenopausal women with low bone mineral density were randomized to receive daily subcutaneous injections of PREOS or oral doses of alendronate or the two drugs concurrently. In the second year, patients who had received PREOS alone during the first year were randomly assigned in equal numbers to receive a placebo or alendronate; patients who had received alendronate and PREOS together or alendronate alone were given only alendronate for the second year. The PaTH Study showed that one year of PREOS followed by one year of alendronate was more effective at building bone than two years of alendronate alone. Results of the study also indicated that those patients who received PREOS and gained bone mass continued to build bone mass when they were treated with alendronate after PREOS was stopped.

In April 2004 we entered into a distribution and license agreement with Nycomed, granting Nycomed the right to develop and market PREOS in Europe, including the Commonwealth of Independent States and Turkey. Under the agreement, Nycomed is responsible for European clinical development, registration, and marketing of PREOS. Nycomed also made an equity investment in NPS of $40.0 million by purchasing common shares, and agreed to pay us up to $25.0 million in milestones upon regulatory approvals and achievement of certain sales targets, and pay us royalties on sales of PREOS in Europe. Nycomed will also be responsible for conducting Phase 3b and 4 clinical trials in Europe, representing a minimum additional investment of $25.0 million. We are currently assisting Nycomed with the preparation of an application to market PREOS in the European Union that Nycomed expects to file with the EMEA in March 2005. Nycomed has indicated that it intends to market PREOS in Europe under the name PREOTACT.

In August 2004 we entered into an agreement with Amgen to promote Kineret, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. The agreement accelerates our creation of a sales organization in preparation for launching our investigational drug candidate, PREOS, upon receipt of marketing approval from the FDA. We began promoting Kineret in March 2005. We have retained the services of Ventiv Pharma Services to recruit, train, and assist us in managing the sales organization promoting Kineret.

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

In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We have conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. In December 2000, GlaxoSmithKline initiated a proof-of-principle Phase 1 clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. In November 2003, GlaxoSmithKline initiated new Phase 1 clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline is presently conducting Phase 1 clinical trials with compounds identified under the collaboration.

GlaxoSmithKline has paid us a total of $35.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GlaxoSmithKline of commercialized products based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Upon termination, rights and licenses we granted GlaxoSmithKline revert to us. In December 2003, we entered into an agreement with GlaxoSmithKline to amend the agreement to provide for the termination of the collaborative research portion of the agreement effective May 31, 2003. The amendment also permits us to conduct our own research and development efforts with calcilytic compounds not in the class of compounds being pursued by GlaxoSmithKline. We are not permitted to commercialize any compounds arising from our work if GlaxoSmithKline is commercializing a compound. We also granted to GlaxoSmithKline a right of first negotiation to acquire a license to calcilytic compounds discovered by us after May 31, 2003.

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl is our orally active, small molecule calcimimetic compound presently being developed and commercialized by our corporate licensees, Amgen and Kirin Brewery. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone.

Sensipar is the trademark Amgen uses in the United States for cinacalcet HCl. Mimpara is the trademark Amgen uses for cinacalcet HCl in Europe.

Parathyroid hormone is produced by four parathyroid glands located in the neck. Serum levels of parathyroid hormone directly influence serum levels of calcium. As the body needs additional calcium, the parathyroid glands release additional parathyroid hormone. When there is excess serum calcium, the parathyroid glands release less parathyroid hormone.

Hyperparathyroidism is a medical condition in which excessive amounts of parathyroid hormone circulate in the blood. It is typically characterized as being either primary or secondary. Generally, primary hyperparathyroidism is an age-related disorder that results from one or more non-cancerous tumor(s) causing the affected parathyroid gland(s) to become enlarged and overactive, secreting excessive levels of parathyroid hormone. As a result, serum calcium levels become high, bones may lose calcium, and kidneys may excrete too much calcium. Symptoms may include loss of bone density, muscle weakness, depression and cognitive dysfunction. There are currently no approved pharmaceutical therapies for the treatment of primary hyperparathyroidism. Surgical removal of the affected parathyroid gland(s) from the neck region is presently the only effective treatment.

Secondary hyperparathyroidism results from other disease states and is most often associated with renal dysfunction. Normal functioning healthy kidneys convert the hormone calcitriol into the active form of vitamin D. Vitamin D helps in intestinal absorption of dietary calcium. Chronic kidney disease generally results in (1) reduced intestinal absorption of calcium due to reduced vitamin D levels, and (2) reduced removal of phosphorous from the blood, elevating serum phosphate which then combines with serum calcium to further reduce serum calcium levels. This in turn leads to the chronic overproduction of parathyroid hormone as the body tries to raise serum calcium levels. Symptoms of secondary hyperparathyroidism include excessive bone loss, bone pain and chronic, severe itching. Current treatments for secondary hyperparathyroidism, in addition to cinacalcet, include phosphate binders and vitamin D supplements. Cinacalcet is an orally administered calcimimetic compound that interacts with the calcium receptor on parathyroid cells and thereby decreases the production of parathyroid hormone in such cells. Parathyroid hormone acts in the kidneys and bones to elevate levels of calcium in the blood.

Cincalcet HCl and Secondary HPT. In October 2003, the National Kidney Foundation released Clinical Practice Guidelines for Bone Metabolism and Disease in Chronic Kidney Disease. These guidelines set goals for the four key measures involved in managing secondary hyperparathyroidism: the serum level of parathyroid hormone; the product of the serum level of calcium multiplied by the serum level of phosphorus (“Ca x P”); serum level of calcium; and serum level of phosphorous. Traditional therapies such as phosphate binders and vitamin D supplements lower parathyroid hormone levels only by increasing one or more of the other measures, particularly calcium and/or Ca x P levels. Thus, under traditional therapies, patients and their physicians have typically had to choose between elevated parathyroid hormone or elevated calcium and/or Ca x P levels. Elevated parathyroid hormone levels cause excessive bone loss, bone pain and chronic, severe itching, while elevated calcium and/or Ca x P levels can lead to calcification of the heart and blood vessels and increases the risk of kidney stones.

Cinacalcet HCl is the only FDA approved medication that simultaneously lowers all four of the key measures. By directly suppressing production of parathyroid hormone, cinacalcet HCl also causes serum levels of calcium, Ca x P and phosphorus to decline, providing patients and their physicians an effective treatment to avoid both elevated parathyroid hormone and elevated calcium and Ca x P.

Cinacalcet HCl and Primary HPT. In primary hyperparathyroidism, surgical removal of all or part of the involved parathyroid gland(s) is the only treatment currently approved for primary hyperparathyroidism. An estimated 75% of all primary hyperparathyroidism patients undergo surgery.

Cinacalcet HCl may be a therapeutic alternative to surgery for patients with primary hyperparathyroidism. Cinacalcet HCl could be particularly useful for the estimated 10% of primary hyperparathyroidism patients with multi-parathyroid gland involvement, whose only treatment option would otherwise be surgery. A common side-effect of the surgery is permanent hypoparathyroidism, or insufficient amounts of parathyroid hormone in the blood. Cinacalcet HCl has not been approved by the FDA for the treatment of primary hyperparathyroidism.

Status of Regulatory Approvals

United States. In March 2004, Amgen received FDA approval for cinacalcet HCl for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis, often referred to as “Stage V” Chronic Kidney Disease, or CKD, patients, and for the treatment of hypercalcemia, or excess serum calcium levels, in patients with parathyroid carcinoma. These are the only indications for which cinacalcet HCl has received approval to date in the United States. Amgen is commercializing cinacalcet HCl in the U.S. under the trade name Sensipar.

Amgen has also applied to the FDA for approval of cinacalcet HCl for treatment of secondary hyperparathyroidism in certain pre-dialysis chronic kidney disease patients (those referred to as “Stage III” or “Stage IV” CKD patients) and for treatment of primary hyperparathyroidism.

Europe. In October 2004, Amgen received EMEA approval for cinacalcet HCl for treatment in the European Union of secondary hyperparathyroidism in Stage V chronic kidney disease patients and for treatment of hypercalcemia in patients with parathyroid carcinoma. These are the only indications for which cinacalcet HCl as received approval to date in the European Union. Amgen is commercializing cinacalcet HCl in Europe under the trade name Mimpara®.

Rest of World. In addition to the United States and Europe, cinacalcet HCl has also been approved for use in Canada and Amgen has applied for regulatory approval in Australia and New Zealand.

Amgen has paid to us license fees, research support payments, milestone payments, and has made equity purchases totaling $38.5 million, including the milestone payment for the filing of an NDA. Amgen will pay us up to an additional $7.0 million if it achieves other development and regulatory milestones. Amgen will also pay us royalties on any sales of cinacalcet HCl in its territories. Kirin has paid to us $21.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $4.0 million upon accomplishment of additional milestones. Kirin is also required to pay us royalties on any sales of cinacalcet HCl in its territories.

Gastrointestinal Disorders

Overview. Our products and programs in this field include teduglutide, which we are developing as a potential treatment of short bowel syndrome and Crohn’s disease, and mGluR5 antagonists for gastroesophageal reflux disease, or GERD. The gastrointestinal tract is involved in the digestion and the absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of metabolic and digestive processes, and in balancing the absorption and secretion of electrolytes and water. People who suffer from gastrointestinal disorders often experience adverse consequences on the quality of their life.

Short bowel syndrome is a severe malabsorption disorder affecting the ability of the gastrointestinal tract to absorb nutrients and water that typically arises after extensive resection of the small bowel. Patients with this problem suffer from malnutrition, severe diarrhea, dehydration, fatigue and weight loss due to a loss in the ability to absorb adequate amounts of nutrients and water. Treatment includes special dietary management and, often, parenteral nutrition. Crohn’s disease is a chronic disorder characterized by inflammation of the gastrointestinal tract. The inflammation can lead to obstruction or blockage of the intestine, the development of sores or ulcers within the intestinal tract, diarrhea, and malnutrition or the presence of nutritional deficiencies. Treatment includes medications to manage the inflammation and associated complications and/or surgery to reduce or eliminate the obstruction, and administration of vitamins and other nutritional supplements.

GERD is a condition in which the backflow or reflux of acid from the stomach into the esophagus usually associated with common heartburn is frequent or severe enough to cause significant complications. These complications may include breaks in the lining of the esophagus or esophageal erosions, esophageal ulcer, and narrowing of the esophagus or esophageal stricture. In some patients, the normal esophageal lining or epithelium may be replaced with abnormal epithelium. This condition has been linked to cancer of the esophagus. Aspiration of gastric contents into the lungs, asthma and inflammation of the vocal cords or throat may also be caused by GERD.

Teduglutide for Short Bowel Syndrome and Crohn’s Disease. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of gastrointestinal disorders such as short bowel syndrome and Crohn’s disease. Animal studies have demonstrated that teduglutide stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies conducted by us in collaboration with outside researchers, teduglutide induced an approximately 50 percent increase in the weight of the small intestine within 14 days of administration. Further, these studies suggest the growth-promoting properties of teduglutide appear to be highly tissue-specific, predominantly affecting the small intestine.

Teduglutide Market Opportunity. Scientific journal articles and our own market studies have indicated that at least 25,000 adults and 7,000 children in North America are afflicted with short bowel syndrome. Many of these patients require parenteral nutrition, the cost of which can exceed $100,000 annually per patient. Currently human growth hormone, zorbtive, is the only therapy approved by the FDA for the treatment of short bowl syndrome. We believe that the short bowel syndrome market is an attractive one because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for teduglutide for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also designated teduglutide an orphan medicinal product for the treatment of short bowel syndrome.

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

Teduglutide Development Status. We are currently enrolling patients in a pivotal Phase 3 clinical study in adult short bowel syndrome patients to measure the ability of teduglutide to reduce a patient’s dependency on total parenteral nutrition. We completed a Phase 2 study in adults with short bowel syndrome where after 21 days of treatment, the patients, all of whom were dependent on parenteral nutrition, showed significant improvements in intestinal function. An important result of the improved intestinal function in these patients was a statistically significant increase in fluid and nutrient absorption. Histological examination of tissue from patient biopsies showed a statistically significant increase in the number and size of epithelial cells lining the small intestine. The drug appeared to be safe and well-tolerated. A proof-of-concept clinical study with teduglutide in patients with Crohn’s disease is presently being conducted and patients are currently being enrolled.

MGluR5 for GERD. Together with AstraZeneca, we have begun to pursue a line of discovery work in finding antagonists of the mGluR5 receptor for the possible treatment of GERD. Specifically, we are testing compounds that may reduce the transient relaxation of the lower esophageal sphincter, which results in fluid from the stomach entering the esophagus – a condition referred to as reflux. Our work with AstraZeneca and the identification and characterization of mGluR5 antagonists is in the preclinical development stage. A more detailed description of our metabotropic glutamate receptor, or mGluR, program and our collaboration with AstraZeneca can be found below under Central Nervous System Disorders.

Central Nervous System Disorders

Overview. Our products and programs in this field include mGluR modulators, isovaleramide, delucemine and glycine reuptake inhibitors. Central nervous system disorders are broad, complex and debilitating diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, migraine and pain. Recent market research reports indicate that nearly $50.6 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects and a need for new and improved treatments exist. We are addressing central nervous system disorders on a number of different fronts.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called mGluRs. There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism and their location throughout the central nervous system. Published research indicates that the different mGluR subtypes are involved in diseases such as anxiety, schizophrenia, Parkinson’s disease and chronic pain among others. We believe that it is possible to pursue the development of a number of products that will provide novel treatments for various central nervous system disorders. Because these molecular receptors are structurally related to calcium receptors, we have been able to leverage our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs and that are selective for each of the various mGluR subtypes.

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

AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. For more information about our agreement with AstraZeneca, see the section entitled “Business Collaborative Research, Development and License Agreements.”

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

Isovaleramide. Isovaleramide is a proprietary small organic molecule compound. Efforts are underway to evaluate the drug’s utility on various central nervous system disorders. Preclinical studies show that isovaleramide is effective in a number of animal models of epilepsy, spasticity and pain. We have completed several Phase 1 clinical trials with isovaleramide to evaluate its safety and tolerability and its ability to be delivered in a controlled release formulation. Our analysis of the data indicates that the drug was safe and well tolerated in those studies. Initial formulation studies demonstrated that the compound is amenable to multiple controlled release formulation technologies. We are presently evaluating further clinical trials with this compound.

Delucemine. Delucemine is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels which are activated by the neurotransmitter glutamate. In addition to targeting the NMDA receptor-operated calcium channels, the compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We are evaluating alternatives for future development of this compound.

Glycine Reuptake Inhibitors for Schizophrenia and Dementia. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We have been informed that Janseen has begun a Phase 1 clinical study with a product candidate from this collaboration. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement. We also have the right to co-promote, in Canada, any products developed under the collaboration.

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

Our internal discovery research group comprises 82 staff members, 28 of which hold doctorate degrees, with 36 members in our Salt Lake City location and 46 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular and cellular biology, pharmacology, physiology, and drug metabolism and pharmacokinetics. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include payments to us for research we perform under the agreement, payments for the achievement of specified milestones, and royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the company, sale of substantially all of the assets of the company or a sale of a majority of the voting shares of the company, without first obtaining the written consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, AstraZeneca, GlaxoSmithKline, Janssen, Kirin and Nycomed.

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

Amgen. In December 1995, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding the areas licensed to Kirin consisting of Japan, China, Hong Kong, North and South Korea and Taiwan. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including cinacalcet HCl, in its territories. Amgen paid us an initial up-front license fee of $10.0 million upon signing the agreement, Amgen also purchased 1.0 million shares of our common stock at $7.50 per share in connection with the license, and agreed to pay us up to $400,000 per year in development support for five years, which obligation has now expired. In addition, if specified milestones are achieved, then Amgen is required to make milestone payments of up to $26.0 million and must pay royalties to us on any sales of cinacalcet HCl or other related compounds. To date, Amgen has paid to us $19.0 million in milestone payments and $2.2 million in royalties. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement including cinacalcet HCl would revert to us. Furthermore, if Amgen terminates the agreement none of its payments to us are refundable.

In August 2004, we entered into an agreement with Amgen to promote Kineret, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support us in our promotional efforts. We are required to commence promotion of Kineret with a minimum number of sales representatives no later than March 31, 2005. In return for our promotional efforts we will receive a percentage of incremental Kineret revenues. The initial term of the agreement is for two years following promotion commencement and will automatically renew on an annual basis for successive one-year terms, unless either party provides notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term. Either party may terminate the agreement should the other party commit a material breach that is not cured within 10 days of written notice of such material breach. The agreement may also be terminated immediately upon the occurrence of certain other events. Either party may terminate the agreement after the first anniversary date upon 90 days prior written notice for commercial reasons related to sales of Kineret. After the second anniversary date either party may terminate the agreement upon not less than 90 days prior written notice. Upon termination of the agreement all rights granted to NPS under the agreement will revert back to Amgen.

AstraZeneca. In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. Specifically, the collaboration focuses on the identification of small molecules active on protein structures known as mGluRs. We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, we will work together on the identification of mGluR-active compounds. We are required to co-direct the research and pay for an equal share of the preclinical research costs including capital and a minimum number of personnel, through March 2006, unless earlier terminated by AstraZeneca or us upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share proportionately in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach or insolvency will result in the return to us of all rights we granted and the related technology, including improvements. Termination by AstraZeneca for our breach or insolvency would result in the assignment to AstraZeneca of rights to certain of our patents and technology related to mGluR-active compounds. Similarly, termination by us for AstraZeneca’s breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to us.

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

Kirin. In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events up to an aggregate of $13.0 million. To date, we have received $9.0 million in milestone payments from Kirin. Kirin is required to pay us royalties on any sales of products containing cinacalcet HCl or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to us are refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Nycomed. In April 2004, we signed a distribution and license agreement with Nycomed in which we granted Nycomed the exclusive right to develop and market PREOS in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase 3b clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase 4 clinical studies. Nycomed may terminate the agreement for reasons related to the commercial viability of PREOS at any time upon provision of six months written notice. In that event ownership to all technology, products, regulatory filings and know how revert back to us. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of such material breach. In the event of termination related to material breach by Nycomed, all technology, patents, regulatory filings and know how revert back to us. Should the agreement be terminated for material breach by us, then all rights granted to Nycomed under the agreement are to be licensed or assigned to Nycomed to convey ownership in such rights in the Nycomed territory to Nycomed.

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

New Drug Development and Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, all of our drug candidates are subject to rigorous preclinical testing and clinical trials and other premarketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	PHASE 1: the drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	PHASE 2: involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine optimal dosage.

•	PHASE 3: when Phase 2 evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

We cannot be certain that we or any of our collaborative partners will successfully complete Phase 1, Phase 2 or Phase 3 testing of any compound within any specific time period, if at all. Furthermore, the FDA or the study sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

We have been issued approximately 181 patents in the U.S. and have been granted approximately 594 patents in other countries. Ten issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2018. Seven issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Fourteen issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Twelve issued U.S. patents cover technology related to teduglutide and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Four issued U.S. patents cover technology related to isovaleramide. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2020. Seven issued U.S. patents cover technology related to delucemine. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2018. Eight issued U.S. patents cover technology related to metabotropic glutamate receptors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020. Fourteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2022.

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

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, estrogen replacement therapy in post-menopausal women, bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and Lilly’s teriparatide, a recombinant parathyroid-hormone fragment, called Forteo. With the exception of Forteo, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Lilly launched Forteo in the United States in 2002 and in Europe in 2003. Forteo will compete directly with PREOS as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo.

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

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS. These contract manufacturers are our only source for the production of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization.

We depend on a number of contract manufacturers to supply key components of PREOS. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our clinical requirements. The technology transfer process at BI has been completed, and initial manufacturing runs successfully completed. We expect BI to be able to produce sufficient bulk drug supplies of active pharmaceutical ingredient of PREOS on a timely basis. We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS to date. Efforts are underway at Vetter to prepare for the manufacturing of commercial quantities of finished supplies of PREOS. There is a risk that Vetter may not be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS. If Vetter is unable to produce finished supplies of PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and could adversely impact our stock price.

We will be required to establish comparability between the finished drug product used in the conduct of our clinical trials and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI. Additionally, FDA and comparable foreign regulatory approvals may also be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

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

Employees

As of December 31, 2004, we employed 356 individuals full-time, of which 66 hold doctorate degrees and 80 hold other advanced degrees. A total of 245 full-time employees are engaged in research, development and support activities. A total of 111 full-time employees are employed in finance, legal, human resources, marketing and sales, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

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

RISK FACTORS

Before making an investment decision with respect to our common stock, you should carefully consider the following Risk Factors, in addition to the other information included or incorporated by reference into this report. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our notes or common stock could decline, and you may lose all or part of the money you paid to buy our notes or common stock.

Risks Related to Our Business

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. We reported net losses of $168.3 million, $170.4 million and $86.8 million for the years ended 2004, 2003 and 2002, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $586.5 million. To date, our sole revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. Until such notes, with a carrying value of $175.0 million at December 31, 2004, are paid in full, all royalties from Amgen will go to repay the loan and related interest and not to NPS. If the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then NPS may never receive additional cashflows from future royalty payments from Amgen on sales of cinacalcet HCl. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS and cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS and teduglutide, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through at least mid-2006. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are substantially dependent on our ability to successfully and timely complete clinical trials and obtain regulatory approval to market PREOS. Our business will be materially harmed and our stock price adversely affected if regulatory approval is not obtained with respect to this product candidate.

We have completed a pivotal Phase 3 clinical trial for PREOS and are preparing an NDA to be filed with the FDA seeking approval to market PREOS in the U.S. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. In order to obtain the necessary regulatory approval, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that this product is both safe and efficacious. We believe the result of the pivotal Phase 3 clinical trial demonstrated safety and efficacy with respect to PREOS. However, there is no assurance that the FDA or the EMEA will accept the results of those studies and determine that the applicable regulatory requirements for approval have been met. The FDA may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process for us. We have never prepared and filed an NDA with the FDA. We may not be able to do so in an effective and timely manner. Our corporate licensee, Nycomed, has assumed responsibility for obtaining regulatory approval to market PREOS in Europe. We are dependent on their efforts in this area. If we or Nycomed fail to successfully obtain regulatory approvals for PREOS, or face delays, our business will be materially harmed and our stock price may be adversely affected.

We are entirely dependent on the efforts of Nycomed to develop and market PREOS in Europe. If Nycomed does not devote adequate resources to the development and marketing of PREOS in Europe or if Nycomed is not successful in its efforts, our sales of PREOS will be reduced, our profitability will be delayed and our stock price adversely affected.

We have licensed to Nycomed the exclusive right to develop and market PREOS in Europe. Nycomed has also assumed responsibility to obtain regulatory approval to market PREOS in Europe. If Nycomed is not able to obtain regulatory approval to market PREOS in Europe in a timely manner or at all, or if it does not devote adequate resources to the development and marketing of PREOS in Europe then European sales of PREOS will be negatively impacted which will adversely affect our profitability and stock price.

We may never develop any more commercial drugs or other products that generate revenues.

Cinacalcet HCl is our only drug, to date, that is generating revenues. Our remaining product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. We do not expect to be able to market any of our existing product candidates for at least a year.

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

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS. These contract manufacturers are our only source for the production of PREOS. To date, these contract manufacturers have produced only small quantities of PREOS relative to those needed for commercialization.

We depend on a number of contract manufacturers to supply key components of PREOS. For instance, we have entered into agreements with SynCo and BI to produce bulk supplies of the active pharmaceutical ingredient of PREOS to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our clinical requirements. The technology transfer process at BI has been completed, and initial manufacturing runs successfully completed. We expect BI to be able to produce sufficient bulk drug supplies of active pharmaceutical ingredient of PREOS on a timely basis. We also depend on Vetter for the production of finished supplies of PREOS. Because the “fill and finish” part of the manufacturing process for PREOS requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS. Absent the development of an alternative method of delivery of PREOS, we will remain dependent on the availability of this proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS to date. Efforts are underway at Vetter to prepare for the manufacturing of commercial quantities of finished supplies of PREOS. There is a risk that Vetter may not be able to scale to commercial production of PREOS. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS, regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS. If Vetter is unable to produce finished supplies of PREOS in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

We will be required to establish comparability between the finished drug product used in the conduct of our clinical trials and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI. Additionally, FDA and comparable foreign regulatory approvals may also be required. The BI agreement further provides a general basis for the parties to mutually agree as to the terms of any future production of PREOS, based in part on current projections as to yield and other matters. Any failure to successfully transition on a timely basis our bulk manufacturing to BI would delay our commercialization efforts.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

Dependence on contract manufacturers for commercial production involves a number of risks, many of which are outside our control. These risks include potential delays in transferring technology, and the inability of our contract manufacturer to scale production on a timely basis, to manufacture commercial quantities at reasonable costs, to comply with cGMP and to implement procedures that result in the production of drugs that meet our specifications and regulatory requirements.

Our reliance on contract manufacturers exposes us to additional risks, including:

•	there may be delays in scale-up to quantities needed for clinical trials and commercial launch or failure to manufacture such quantities to our specifications, or to deliver such quantities on the dates we require;

•	our current and future manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and international regulatory authorities for compliance with strictly enforced cGMP regulations and similar foreign standards, and we do not have control over our contract manufacturers’ compliance with these regulations and standards;

•	our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products for us;

•	if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production or our products;

•	our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•	we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

Many of our research and development programs are at an early stage. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including teduglutide could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with other pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl, PREOS, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether.

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

If the agreement with Amgen to promote Kineret is terminated prior to its initial term, our profitability will be adversely impacted and our efforts to develop a sales force prior to the commercial launch of PREOS will be delayed.

We have entered into an agreement with Amgen to promote Amgen’s FDA approved drug Kineret. Amgen may terminate the agreement on our breach or on the occurrence of other events. If the agreement is terminated prior to expiration of its initial term our expected revenues from our promotional efforts will be reduced and we may have to bear the cost of the Kineret sales force with no corresponding revenue. Additionally, we expect that our efforts to promote Kineret will assist in the creation of a sales force to launch PREOS when approved. Should any or all of these events occur, our profitability will be delayed and our stock price adversely affected.

Because we have never marketed, sold or distributed a product, we may be unable to successfully market and sell our products and generate revenues.

We have recruited and continue to recruit sales, marketing, market research and product planning personnel. However, we still require additional sales, marketing and distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if the FDA grants approval for the commercialization of PREOS, we will be unable to introduce the product to market without developing these capabilities internally or establishing a marketing collaboration with a company with those resources. We have begun to develop our internal sales and marketing force. We have entered into an agreement with Ventiv Pharma Services to assist in the creation of a sales force to promote Kineret under our agreement with Amgen. We expect that our promotional efforts with Kineret and our relationship with Ventiv will assist in the creation of a sales force to promote PREOS. We cannot assure you that we will be successful in our efforts to establish this force. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we have begun to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to PREOS. The determination of our commercialization strategy with respect to PREOS and other product candidates will depend on a number of factors, including:

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to product candidates;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate;

•	how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect and method of delivery; and

•	whether we are able to establish agreements with third party collaborators with respect to any of our product candidates on terms that are acceptable to us.

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

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. These third-party payors continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Medicare’s policies may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products.

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

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to compete successfully against other companies in our industry and achieve profitability.

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, is currently being marketed in the United States and Europe by Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS is approved by the FDA, it will compete directly with Forteo and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators.

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

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We registered the “PREOS” trademark with the United States Patent and Trademark Office. A third party may assert a claim that the PREOS mark is confusingly similar to its mark, and such claims or the failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS, which could cause us to incur additional expense or delay its introduction to market.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Provisions of our Certificate of Incorporation and Bylaws and Section 203 of the Delaware General Corporation Law could delay or prevent a change of control of us. For example, our Board of Directors, without further stockholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even to the extent of losing control to others. In addition, our Board of Directors has adopted a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Substantial future sales of our common stock by us or by our existing stockholders could cause our stock price to fall.

Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Sales by existing stockholders of a large number of shares of our common stock in the public market and the sale of shares issued in connection with strategic alliances, or the perception that such additional sales could occur, could cause the market price of our common stock to drop.

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

ITEM 2. Properties.

We have ongoing operations in Salt Lake City, Utah; Parsipanny, New Jersey; Mississauga, Ontario; and Toronto, Ontario. In Salt Lake City, we recently completed construction of a 90,000 square feet building consisting of laboratory, support, and administrative space. The building was constructed on land in the Research Park of the University of Utah which is the subject of a 40 year ground lease. All Salt Lake City operations were moved to that facility in January 2005. In Parsipanny, we lease approximately 76,500 square feet of administrative space. The Parsipanny lease will expire in September 2007. In Mississauga, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space. In Toronto, we lease approximately 4,500 square feet of administrative space. The Toronto lease expired in February 2005, and we are seeking terms for an extension.

In January 2004, we signed a binding term sheet with the MaRS Discovery District in downtown Toronto, Ontario, concerning the lease of approximately 52,000 square feet of laboratory, support and administrative space. Construction of the building has commenced which we expect to be completed by the end of 2005. At that time, certain personnel in Mississauga will be relocated to that facility. The MaRS Discovery District is located in downtown Toronto and includes the University of Toronto and over thirty internationally renowned, affiliated hospitals and research institutes.

ITEM 3. Legal Proceedings.

From time to time we are involved in litigation arising out of our operations. We maintain liability insurance, including product liability coverage, in amounts our management believes is adequate. We are not currently engaged in any legal proceedings that we expect would materially harm our business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2004.

Executive Officers of the Registrant.

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Hunter Jackson, Ph.D.	54	Chief Executive Officer, President and Chairman of the Board
Morgan R. Brown	36	Vice President, Finance and Treasurer
David L. Clark	51	Vice President, Corporate Affairs
G. Thomas Heath	55	Senior Vice President, Marketing and Sales
Thomas B. Marriott, Ph.D.	57	Vice President, Development Research
Gerard J. Michel	41	Chief Financial Officer and Vice President, Corporate Development
Alan L. Mueller, Ph.D.	50	Vice President, Drug Discovery
Edward F. Nemeth, Ph.D.	52	Vice President and Chief Scientific Officer
Stephen R. Parrish	48	Vice President, Manufacturing
Alan M. Rauch, M.D	55	Senior Vice President, Clinical Research and Medical Affairs and Chief Medical Officer

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

Morgan R. Brown, C.P.A, M.B.A., has been Vice President, Finance and Treasurer since October 2003. Before being appointed to that position, he served as Corporate Controller and Senior Director of Financial Reporting since June 2000. From 1993 to June 2000, he held various positions with the accounting firm of KPMG LLP, most recently as a Senior Manager. Mr. Brown received an M.B.A. from the University of Utah and a B.S. in accounting from Utah State University.

David L. Clark, M.S., M.B.A., has been Vice President, Corporate Affairs since October 2003. He served as our Vice President, Operations and Investor Relations from December 1999 to October 2003. Before being appointed to this position, he served as Director of Business Development and Corporate Communications for us from September 1998 to December 1999. He served as Director of Corporate Communications for us from March 1996 to September 1998. From 1988 to 1996 he served as Vice President, Business Development for Agridyne Technologies Inc., a publicly held biotechnology company. Mr. Clark received an M.S. in Plant Genetics from the University of Illinois. He received an M.B.A. from the University of Utah.

G. Thomas Heath, M.B.A., has been Senior Vice President, Marketing and Sales since November 2001. In 1997, Mr. Heath co-founded Echelon Biosciences Inc., where he served as President until November 2001 and as a director through 2004. From 1976 to 1996, Mr. Heath served in various marketing and sales positions at Pfizer Inc., where he managed the pre-launch planning and successful introductions of a number of new pharmaceutical products. Mr. Heath also served as Vice President, Sales and Marketing at Pfizer Canada, where he managed a sales force of over 250 salespeople. Mr. Heath received B.A. and M.B.A. degrees from the University of Utah.

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

	High	Low
2003
First Quarter	$28.28	$15.45
Second Quarter	28.96	15.51
Third Quarter	32.82	22.74
Fourth Quarter	32.64	25.21
2004
First Quarter	35.84	25.03
Second Quarter	28.40	20.00
Third Quarter	23.12	16.50
Fourth Quarter	22.62	16.52

As of December 31, 2004, there were approximately 206 holders of record of our common stock.

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

Equity Compensation Plan Information.

The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,113,545	$21.21	1,149,635
Equity compensation plans not approved by security holders	None	N/A	None

Total	5,113,545	$21.21	1,149,635

ITEM 6. Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2004. This is derived from, and qualified by reference to, NPS’s audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected quarterly data presented below are derived from our unaudited consolidated financial statements.

Consolidated Statements of Operations Data:	Year Ended December 31,
	(in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Revenues from research and license agreements	$14,237	$9,919	$2,154	$10,410	$7,596

Operating expenses:
Cost of royalties received	237	—	—	—	—
Research and development	143,099	118,173	80,872	60,090	27,888
General and administrative	34,351	20,337	14,777	12,099	12,036
Amortization of goodwill and acquired intangibles (1)	1,598	1,485	1,322	3,411	3,561
Merger costs and termination fees	—	46,114	—	—	—

Total operating expenses	179,285	186,109	96,971	75,600	43,485

Operating loss	(165,048)	(176,190)	(94,817)	(65,190)	(35,889)

Other income (expense), net	(1,570)	3,265	7,883	15,522	4,277

Loss before income tax expense	(166,618)	(172,925)	(86,934)	(49,668)	(31,612)
Income tax expense (benefit)	1,633	(2,530)	(102)	300	—

Loss before cumulative effect of change in accounting principle	(168,251)	(170,395)	(86,832)	(49,968)	(31,612)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)	—	—	—	—	(500)

Net loss	$(168,251)	$(170,395)	$(86,832)	$(49,968)	$(32,112)

Diluted loss per share:
Loss before cumulative effect of of change in accounting principle	$(4.43)	$(4.71)	$(2.79)	$(1.67)	$(1.32)
Cumulative effect on prior years (to December 31, 1999) of changing to a different revenue recognition method (2)	—	—	—	—	(0.02)

Net loss per share (3)	$(4.43)	$(4.71)	$(2.79)	$(1.67)	$(1.34)

Diluted weighted average shares outstanding (3)	37,948	36,148	31,165	29,912	24,007

(1)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142 as of January 1, 2002. The Company recognized $2.1 million and $2.2 million respectively, for the years ended December 2001 and 2000 of amortization of goodwill and the assembled workforce component of purchased intangibles, which was not recorded in 2004, 2003 and 2002 under SFAS No. 142.

(2)	During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition, or SAB No. 101. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The result of the adoption of SAB No. 101 was to reduce recognition of previously reported license fee revenues prior to December 31, 1999 by $500,000 through a cumulative effect of accounting change for the year ended December 31, 2000. These revenues were recognized as income in the year ended December 31, 2000.
(3)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Year Ended December 31,
	(in thousands)
	2004	2003	2002	2001	2000
Cash, cash equivalents, and marketable investment securities	$329,685	$303,874	$234,454	$207,518	$246,936
Working capital	306,349	283,906	228,497	206,314	244,712
Total assets	397,485	327,508	253,468	234,976	269,270
Long-term portion of capital leases and notes payable	367,000	192,000	—	—	54
Accumulated deficit	(586,481)	(418,230)	(247,835)	(161,003)	(111,035)
Stockholders’ equity (deficit)	(12,789)	112,785	242,362	221,935	265,340

Quarterly Financial Data:

	Quarter Ended
	(in thousands, except per share amounts)
	December 31	September 30	June 30	March 31
2004
Revenue from research and license agreements	$1,073	$710	$443	$12,011
Operating loss	(49,249)	(39,069)	(41,218)	(35,512)
Net loss	(52,048)	(39,170)	(41,382)	(35,651)
Basic and diluted loss per common and common share equivalent (1)	$(1.34)	$(1.02)	$(1.11)	$(0.96)

	December 31	September 30	June 30	March 31
2003
Revenue from research and license agreements	$2,008	$7,700	$73	$138
Operating loss	(49,098)	(29,168)	(67,919)	(30,005)
Net loss	(48,487)	(28,943)	(64,875)	(28,090)
Basic and diluted loss per common and common share equivalent (1)	$(1.31)	$(0.79)	$(1.82)	$(0.80)

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference therein contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference therein regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any drug candidate or discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, our and our collaborators’ ability to successfully complete clinical trials, commercialize products and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals;

•	competitive factors;

•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates to meet our clinical trial and commercial launch requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic and market conditions.

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

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of a FDA approved product as well as product candidates in various stages of clinical development and preclinical development.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar and in Europe under the brand name Mimpara. Kirin is presently in Phase 3 clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS is our most advanced product candidate. PREOS is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS. We are preparing a NDA to be filed with the FDA for approval to market PREOS in the U.S. We have granted to Nycomed the exclusive right to market and sell PREOS in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS in Europe. We expect Nycomed to file its marketing application, or MA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. Upon approval, Nycomed intends to market PREOS in Europe under the brand name PREOTACT.

We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1clinical development activities with calcilytic compounds licensed from us for the potential use in osteoporosis. We are also evaluating the potential use of two proprietary compounds, isovaleramide and delucemine, in a variety of central nervous system disorders. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis. The agreement accelerates our creation of a sales organization in preparation for the commercial launch of PREOS. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through December 31, 2004 of approximately $586.5 million, net of cumulative revenues from research and license agreements of approximately $99.8 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. The preparation of the PREOS NDA, commercial manufacturing activities, the build-up of the infrastructure necessary for the commercial launch of PREOS and the conduct of post-FDA approval clinical trials with PREOS will substantially contribute to the operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide and contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS. PREOS is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial designed to demonstrate both safety and efficacy of this product candidate, and are preparing a NDA to be filed with the FDA. During the years ended December 31, 2004, 2003 and 2002 we incurred $87.6 million, $80.6 million, and $54.7 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS. We have incurred costs of approximately $280.1 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we will need to submit a NDA to the FDA. We have granted to Nycomed the exclusive right to market and sell PREOS in Europe. Because of the ongoing work with respect to the PREOS program, the preparation of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS program. Material cash inflows relating to our PREOS development program will not commence until after marketing approvals are obtained, and then only if PREOS finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS program will commence, if ever. To date, we have not received any revenues from product sales of PREOS. The risks and uncertainties associated with completing the development of PREOS on schedule, or at all, include the following:

•	Our ability to prepare and file an NDA with the FDA;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate clinical and commercial supplies of PREOS in order to complete all existing and planned clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS.

A failure to obtain marketing approval for PREOS, secure adequate clinical and commercial supplies of PREOS, timely prepare and file an NDA, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from PREOS, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed.

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently developing teduglutide for the treatment of short bowel syndrome and Crohn’s disease. We initiated a pivotal Phase 3 study in adults with short bowel syndrome in the first quarter of 2004. A proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease was commenced in October 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the years ended December 31, 2004, 2003 and 2002, we incurred $30.5 million, $18.1 million and $10.2 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $66.6 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. Because of the ongoing work with respect to the pivotal Phase 3 trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, and the risks associated with the clinical trial process, including the risk that patient enrollment in the clinical trials may be slow; we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein; we are unable to estimate the costs to completion or the completion date for the teduglutide program. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our teduglutide program will commence, if ever. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

•	We may be unable to enroll on a timely basis or at all, a sufficient number of patients to complete our clinical trials as planned;

•	Teduglutide may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of teduglutide in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of teduglutide.

A failure to obtain marketing approval for teduglutide or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from teduglutide, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed.

Central Nervous System Disorders

Most of the remaining research and development expenses for the three years ended December 31, 2004, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as chronic pain.

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

During the three years ended December 31, 2004, 2003 and 2002, we incurred $4.6 million, $3.9 million and $2.2 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

Isovaleramide and Delucemine for CNS Disorders. Isovaleramide is a proprietary small organic molecule which we are evaluating as a potential treatment for various central nervous system disorders. Preclinical studies have shown that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase 1 clinical trials with isovaleramide to evaluate its safety and tolerability. Our analysis of the data indicates that the drug was safe and well tolerated.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the years ended December 31, 2003, 2002 and 2001, we incurred $10.2 million, $3.3 million and $145,000, respectively in research and development of this product candidate, including costs associated with the manufacture of clinical supplies of isovaleramide.

Delucemine is a novel compound for which we originally pursued development for the treatment of stroke. This compound targets NMDA receptor-operated calcium channels that are activated by the neurotransmitter glutamate. The compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We are evaluating alternatives for the future development of this compound.

During the three years ended December 31, 2004, 2003 and 2002, we incurred $1.5 million, $1.9 million and $135,000, respectively, in research and development of this product candidate.

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001, we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. Janssen has informed us that they have moved a compound from this collaboration into a Phase 1 clinical trial. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

Summary. The goal of our central nervous system programs is to discover, synthesize, develop and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, we will need to initiate and complete all current and planned clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Results of Operations

Years ended December 31, 2004 and 2003

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $14.2 million in 2004 compared to $9.9 million in 2003. The increase in revenues from 2003 to 2004 is primarily the result of a $10.0 million milestone payment we received from Amgen Inc. for the approval of their NDA by the FDA for cinacalcet HCl in March 2004 and a $2.0 million milestone payment we received from Kirin Brewery Company, Ltd. for the commencement of a Phase 3 clinical trial with cinacalcet HCl in Japan. Additionally, during 2004 we received $2.2 million in royalty revenue from Amgen on the sales of cinacalcet HCl. During 2003 we received a $6.0 million milestone payment from Amgen for the submission of their NDA to the FDA for cinacalcet HCl and a $2.0 million milestone payment from GlaxoSmithKline for the initiation of a clinical study with a new calcilytic compound. Additionally, we recognized $1.5 million in revenue during 2003 as a result of our settled arbitration with Forest Laboratories, Inc. relating to a milestone owed to us. We recognized revenue from our agreements as follows:

•	Under our agreement with Amgen, we recognized $12.2 million in 2004 and $6.0 million in 2003;

•	Under our terminated agreement with Forest, we recognized no revenue in 2004 and $1.5 million in 2003

•	Under our agreement with GlaxoSmithKline, we recognized no revenue in 2004 and $2.2 million in 2003; and

•	Under our agreement with Kirin, we recognized $2.0 million in 2004 and no revenue in 2003.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical and pre-clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $143.1 million in 2004 from $118.2 million in 2003. Research and development expenses increased from 2003 to 2004 principally due to a $5.6 million increase in the development costs of advancing our teduglutide clinical program, a $12.7 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS and a $7.3 million increase in the development costs of our central nervous system programs offset by a $2.6 million decrease in the development costs of our PREOS clinical program, including personnel related costs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $34.4 million in 2004 from $20.3 million in 2003. The increase in general and administrative expenses from 2003 to 2004 is due primarily to a $5.1 million increase in costs related to market research, educational, and various other pre-launch marketing activities associated with PREOS and teduglutide, $2.0 million in costs related to the internal investigation of the events leading to the execution of the PharmData and DCI contracts and other legal expenses regarding that matter, $850,000 in severance and retirement benefits, and increases in other costs associated with the overall growth of the Company and the establishment of commercial headquarters in Parsippany, New Jersey, including increased finance and accounting costs ($1.5 million), human resource expenses ($1.1 million), information technology costs ($1.3 million), legal expenses ($816,000) and facility expenses ($621,000).

Cost of Royalties Received. Our cost of royalties received consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $237,000 in 2004 and zero in 2003 as cinacalcet HCl was not approved by the FDA until March 2004.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix. As of December 31, 2004, purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles of $1.6 million in 2004 was comparable to $1.5 million in 2003.

Merger Costs and Termination Fees. Merger costs and termination fees were zero in 2004. We recorded an expense of $46.1 million for the year ended December 31, 2003 as a result of the termination of our merger with Enzon Pharmaceuticals, Inc. (Enzon) and the termination of our agreement with the Government of Canada pursuant to the Technology Partnerships Canada program (TPC).

On February 19, 2003 we entered into an Agreement and Plan of Reorganization (Merger Agreement) with Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, we announced that NPS and Enzon had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, we paid Enzon a termination fee in the form of a private placement of 1.5 million shares of our common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon was filed with the Securities and Exchange Commission on July 2, 2003. The resale of the shares by Enzon has been registered with the SEC on a Form S-3 Registration Statement. We also incurred direct costs relating to the proposed merger of approximately $4.3 million.

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

Total Other Income (Expense), Net. Our total other income, net, decreased from $3.3 million in 2003 to total other expense, net, of $1.6 million in 2004. The decrease in total other income, net, from 2003 to 2004 is primarily the result of a recording interest expense of $7.1 million in 2004 compared with $3.7 million in 2003 on our $192.0 million 3.0 percent convertible notes. In addition we recorded $401,000 of interest expense on our $175.0 million Secured 8.0 percent Notes in 2004. The year ended December 31, 2003, only included six months of interest expense on our convertible notes as these notes where issued in June 2003. Additionally, interest income decreased $751,000, primarily the result of lower average cash, cash equivalents, and marketable investment securities throughout 2004. Balances of cash, cash equivalent and marketable investment securities during the year ended December 31, 2004 decreased as a result of the need to fund current operations; however, we were able to increase our cash, cash equivalent and marketable investment securities in the fourth quarter of 2004 due to the issuance of our $175.0 million Secured 8.0 percent Notes.

Income Taxes. Our income tax benefit was decreased from $2.5 million in 2003 to income tax expense of $1.6 million in 2004. The income tax expense recorded in 2004 is primarily the result of a tax audit performed by the Canadian province of Quebec in which it was determined that certain research and development activities performed by us were not eligible to receive previously refunded Quebec Research and Development Wage tax credits from which we recorded income tax expense of $1.4 million. We recorded an income tax benefit of $2.4 million during 2003 for refundable income tax credits relating to research and development activities in Quebec. The amount recorded in 2003 represented our estimate of amounts we believed were probable of being received and retained by us. Prior to 2003 we were not able to estimate or conclude that it was probable that we would receive and retain amounts related to this credit.

As of December 31, 2004, we had a United States federal and state income tax net operating loss carryforward of approximately $191.8 million and $188.9 million, respectively, and a United States federal income tax research credit carryforward of approximately $6.2 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $364.3 million and $385.9 million, respectively, a Canadian research pool carryforward of approximately $169.6 million and a Canadian investment tax credit carryforward of approximately $24.0 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986.

Years ended December 31, 2003 and 2002

Revenues. Our revenues were $9.9 million in 2003 compared to $2.2 million in 2002. The increase in revenues from 2002 to 2003 is primarily the result of a $6.0 million milestone payment we received from Amgen Inc. for the submission of their NDA to the FDA for cinacalcet HCl and a $2.0 million milestone payment we received from GlaxoSmithKline for the initiation of a clinical study with a new calcilytic compound. Additionally, we recognized $1.5 million in revenue during 2003 as a result of our settled arbitration with Forest Laboratories, Inc. relating to a milestone owed to us. Similar milestones and revenues were not recognized in 2002. We recognized revenue from our agreements as follows:

•	Under our agreement with Amgen, we recognized $6.0 million in 2003 and no revenue in 2002;

•	Under our terminated agreement with Forest, we recognized $1.5 million in 2003 and no revenue in 2002;

•	Under our agreement with GlaxoSmithKline, we recognized $2.2 million in 2003 and $438,000 in 2002;

•	Under our terminated research funding agreement with the Government of Canada, we recognized no revenue in 2003 and $1.8 million in 2002.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Research and Development. Our research and development expenses increased to $118.2 million in 2003 from $80.9 million in 2002. Research and development expenses increased from 2002 to 2003 principally due to a $16.2 million increase in the development costs of our PREOS clinical program, including personnel related costs, a $5.3 million increase in the development costs of advancing the development of our teduglutide clinical program, a $6.3 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS and a $6.6 million increase in the development costs of our central nervous system programs.

General and Administrative. Our general and administrative expenses increased to $20.3 million in 2003 from $14.8 million in 2002. The increase in general and administrative expenses from 2002 to 2003 is due primarily to a $3.0 million increase in costs related to market research, educational, and various other pre-launch marketing activities associated with PREOS and teduglutide and the hiring of additional marketing personnel, a $1.5 million increase in administrative cost, including hiring additional administrative personnel with related benefits and costs, and a $1.0 million non-cash compensation charge related to the intrinsic value of modified stock options upon the retirement of certain individuals.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles of $1.5 million in 2003 was comparable to $1.3 million in 2002.

Merger Costs and Termination Fees. Merger costs and termination fees were $46.1 million in 2003 as a result of the termination of our merger with Enzon and the termination of our agreement with the Government of Canada under its TPC program. Merger costs and termination fees were zero in 2002.

Total Other Income Net. Our total other income, net, decreased from $7.9 million in 2002 to $3.3 million in 2003. The decrease from 2002 to 2003 is primarily the result of a recording interest expense of $3.7 million in 2003 on our $192.0 million 3.0 percent Convertible Notes. Additionally, interest income decreased $918,000, primarily the result of lower interest rates during 2003 as compared to 2002.

Income Taxes

Our income tax benefit was $2.5 million in 2003 compared to $102,000 in 2002. We recorded an income tax benefit of $2.4 million during 2003 for refundable income tax credits relating to research and development activities in the Canadian province of Quebec. The amount recorded in 2003 represented our estimate of amounts we believed were probable of being received and retained by us. Prior to 2003, we were not able to estimate or conclude that it was probable that we would receive and retain amounts related to this credit.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of December 31, 2004, we had recognized $99.8 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $480.6 million from the sale of equity securities for cash and $355.2 million from the sale of secured debt and convertible debt for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $329.7 million at December 31, 2004. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. Accrued interest on the notes was approximately $376,000 as of December 31, 2004. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2004, we had $14.2 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt using the “effective interest-rate” method over the projected repayment period of 6 years. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

In August 2004, we entered into an agreement with Amgen to promote Kineret, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to us in our promotional efforts. We are required to promote Kineret with a minimum number of sales representatives during the term of the agreement. We began promoting Kineret in March 2005. We will receive a percentage of incremental Kineret revenues. The initial term of the agreement is for two years following promotion commencement and will automatically renew on an annual basis for successive one-year terms unless either party provides notice of non-renewal to the other party not less than 90 days prior to the then-current term.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase 3b clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase 4 clinical studies.

During 2003, we sold $192.0 million of our 3.0 percent Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2004. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $148.1 million in 2004 compared to $117.5 million in 2003 and $79.3 million in 2002. The increase in cash used by operating activities is primarily a result of increased research and development expenses associated with our teduglutide and isovaleramide clinical programs and general and administrative expenses primarily related to our marketing activities associated with PREOS as well as commercial activities associated with Kineret.

Net cash provided by investing activities was $92.1 million in 2004 compared to cash used in investing activities of $92.6 million in 2003 and cash provided by investing activities of $13.7 million in 2002. Net cash provided by investing activities in 2004 and 2002, was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities in 2003 was primarily the result of investing the net proceeds from our Convertible Notes. Additionally, capital expenditures totaled $17.5 million in 2004 compared with $1.8 million in 2003 and $906,000 in 2002. The increase in capital expenditures during 2004 resulted primarily from the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah.

Net cash provided by financing activities was $193.0 million, $189.2 million and $105.5 million, respectively, during 2004, 2003, and 2002. Cash provided by financing activities in 2004 was primarily the result of net proceeds of $39.9 million received from the sale of NPS common stock to Nycomed and net proceeds of $169.3 from the issuance of the Secured Notes less restricted cash of $14.2 million relating to the interest reserve on the Secured Notes and $5.2 million relating to a manufacturing contract. Cash provided by financing activities in 2003 is primarily the result of net proceeds of $185.9 million from the issuance of the Convertible Notes. Cash provided by financing activities in 2002 is primarily the result of net proceeds of $102.9 million from the sale of common stock from our public offering in October 2002. We also received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided $3.1 million, $3.4 million and $2.6 million, respectively, of cash during 2004, 2003 and 2002. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2004, we have a total commitment of up to $917,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

The following represents the contractual obligations of the Company as of December 31, 2004 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$23.0	$1.6	$3.9	$2.5	$15.0
Purchase Commitments (1)	155.9	86.1	69.8	—	—
Convertible Notes Payable	192.0	—	—	192.0	—
Interest on Convertible Notes Payable	20.2	5.8	11.5	2.9	—
Secured Notes Payable (2)	175.0	—	9.5	58.1	107.4
Interest on Secured Notes Payable (2)	87.9	14.3	28.4	27.3	17.9

(1)	Purchase obligations primarily represent commitments for services ($48.9 million), manufacturing agreements ($95.7 million), building construction ($7.1 million) and other research and purchase commitments ($4.2 million).
(2)	Amounts shown as contractual commitments under our Secured Notes payable represent our estimate of expected principal repayment based on anticipated cinacalcet HCl royalty income. Additionally amounts shown in interest on Secured Notes include our expected premium redemption payment based on cinacalcet HCl royalty income levels.

In January 2005, we completed the construction of a 90,000 square foot building consisting of administrative offices and scientific laboratories in Research Park of the University of Utah in Salt Lake City, Utah. Construction costs were approximately $15.0 million. Additionally, in late 2004, we began construction of leasehold improvements on approximately 52,000 square feet of laboratory, support and administrative space in the MaRS Discovery District in downtown Toronto, Ontario. Leasehold improvement costs are expected to be approximately $8.5 million and are expected to be complete by the end of 2005.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through mid-2006. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We may need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition; and

•	valuation of long-lived and intangible assets and goodwill.

Revenue Recognition. We earn our revenue from research and development support payments, license fees, milestone payments and royalty payments. As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, to all of our revenue transactions and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment, approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with the contract terms when third-party results are reliably measurable and collectability is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

Valuation of Long-lived and Intangible Assets and Goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Our balance sheet reflects net long-lived assets of $9.9 million and net goodwill of $9.0 million as of December 31, 2004.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of December 31, 2004, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 03-01, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-01 requires that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available–for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective for the annual financial statements for fiscal years ending after December 15, 2003. We adopted EITF No. 03-01 for the year ended December 31, 2003. We will evaluate the additional effect, if any, of the remainder of EITF No. 03-01 when final guidance is released.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on the consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R Share Based Payment (SFAS No. 123R) which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation , (SFAS No. 123). SFAS No. 123R supersedes Accounting Principals Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our third quarter of 2005 which ends September 30, 2005. We are currently evaluating the requirements of SFAS No. 123R and although we believe the impact to our financial statements will be in a similar range as the amounts presented in the pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on the consolidated financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes and our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity. Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008 and our 8.0 percent Secured Notes in the principal amount of $175.0 million have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euro dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar from the December 31, 2004 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-29 of this Form 10-K Annual Report.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Annual Report of Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page F-3 of this report.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP’s report on management’s assessment of the effectiveness of our internal control over financial reporting is included on page F-3 of our consolidated financial statements beginning on page F-1 of this report, and is hereby incorporated by reference.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 12, 2005, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” and is incorporated by reference herein. For information regarding executive officers see Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 12, 2005, under the captions “Executive Compensation” and except for the information appearing under the captions “Report of the Compensation Committee of the Board of Directors” is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 12, 2005, under the captions “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference herein.

ITEM 13. Certain Relationships and Related Transactions.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 12, 2005, under the captions “Certain Relationships and Related Transactions” and is incorporated by reference herein.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 12, 2005, under the captions “Principal Accountant Fees and Services” and is incorporated by reference herein.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements. The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

2. Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits.

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hypen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 2372, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 2372, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 2372, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 2372, Film No. 05587185, filing date February 9, 2005).
*	Confidential treatment has been granted.

(b) See Exhibits listed under Item 14(a)(3).

(c) The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: March 8, 2005	By:	/s/ HUNTER JACKSON
Hunter Jackson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ SANTO J. COSTA Santo J. Costa	Director	March 8, 2005

/s/ JOHN R. EVANS John R. Evans	Director	March 8, 2005

/s/ JAMES G. GRONINGER James G. Groninger	Director	March 8, 2005

/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	March 8, 2005

/s/ DONALD E. KUHLA Donald E. Kuhla, Ph.D.	Director	March 8, 2005

/s/ THOMAS N. PARKS Thomas N. Parks, Ph.D.	Director	March 8, 2005

/s/ CALVIN STILLER Calvin Stiller, M.D.	Director	March 8, 2005

/s/ PETER G. TOMBROS Peter G. Tombros	Director	March 8, 2005

/s/ MICHAEL BONNEY Michael Bonney	Director	March 8, 2005

/s/ RACHEL SELISKER Rachel Selisker	Director	March 8, 2005

/s/ HUNTER JACKSON Hunter Jackson	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 8, 2005

/s/ GERARD J. MICHEL Gerard J. Michel	Chief Financial Office and Vice President, Corporate Development (Principal Financial and Accounting Officer)	March 8, 2005

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NPS Pharmaceuticals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NPS Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah

March 7, 2005

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$177,216	40,285
Marketable investment securities (note 3)	152,469	263,589
Restricted cash and cash equivalents	15,052	—
Accounts receivable	1,424	42
Other current assets	3,330	2,713

Total current assets	349,491	306,629

Restricted cash and cash equivalents	4,385	—

Plant and equipment:
Land	540	502
Building	1,562	1,448
Equipment	17,361	11,654
Leasehold improvements	4,769	3,199

	24,232	16,803
Less accumulated depreciation and amortization	13,371	11,684

	10,861	5,119
Construction-in-progress	13,679	136

Net plant and equipment	24,540	5,255

Goodwill, net of accumulated amortization of $4,516 and $4,203 at December 31, 2004 and 2003, respectively (note 4)	9,031	8,406
Purchased intangible assets, net of accumulated amortization of $8,613 and $6,413 at December 31, 2004 and 2003, respectively (note 4)	—	1,603
Debt issuance costs, net of accumulated amortization of $1,908 and $658 at December 31, 2004 and 2003, respectively (notes 6 and 7)	9,887	5,464
Other assets	151	151

	$397,485	327,508

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$29,278	12,461
Accrued expenses and other liabilities	4,970	2,878
Accrued research and development expenses	5,613	5,688
Accrued income taxes	3,281	1,696

Total current liabilities	43,142	22,723

Notes payable (notes 6 and 7)	367,000	192,000
Other liabilities	132	—

Total liabilities	410,274	214,723

Stockholders’ equity (notes 8 and 9):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding 38,771,824 shares at December 31, 2004 and 37,060,633 shares at December 31, 2003	39	37
Additional paid-in capital	578,268	533,929
Deferred compensation	(2,527)	(3,716)
Accumulated other comprehensive income	(2,088)	765
Accumulated deficit	(586,481)	(418,230)

Total stockholders’ equity (deficit)	(12,789)	112,785

Commitments and contingencies (notes 2, 5, 6, 7, 9 and 15)

	$397,485	327,508

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, and 2002

(In thousands, except share data)

	Years ended December 31
	2004	2003	2002
Revenues from research and license agreements	$14,237	9,919	2,154

Operating expenses:
Cost of royalties	237	—	—
Research and development	143,099	118,173	80,872
General and administrative	34,351	20,337	14,777
Amortization of purchased intangibles (note 4)	1,598	1,485	1,322
Merger costs and termination fees (note 13)	—	46,114	—

Total operating expenses	179,285	186,109	96,971

Operating loss	(165,048)	(176,190)	(94,817)

Other income (expense):
Interest income	5,191	5,942	6,861
Interest expense, net	(7,527)	(3,718)	—
Gain on sale of marketable investment securities	78	259	617
Gain on disposition of equipment, leasehold improvements, and leases	—	24	62
Foreign currency transaction gain (loss)	486	541	(39)
Other	202	217	382

Total other income (expense)	(1,570)	3,265	7,883

Loss before income tax expense (benefit)	(166,618)	(172,925)	(86,934)

Income tax expense (benefit) (note 10)	1,633	(2,530)	(102)

Net loss	$(168,251)	(170,395)	(86,832)

Basic and diluted net loss per common and potential common share	$(4.43)	(4.71)	(2.79)

Weighted average common and potential common shares outstanding - basic and diluted	37,948	36,148	31,165

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances, December 31, 2001	$—	30	382,681	(34)	(161,003)		261	221,935
Issuance of 4,600,000 shares of common stock for cash (note 8)	—	5	102,943	—	—		—	102,948
Issuance of 284,560 shares of common stock for cash under option plans	—	—	2,024	—	—		—	2,024
Issuance of 21,140 shares of common stock for services	—	—	602	—	—		—	602
Issuance of 19,487 shares of common stock for cash under employee purchase plan	—	—	329	—	—		—	329
Compensation expense on stock option issuances	—	—	437	—	—		—	437
Deferred compensation, net of current year expense	—	—	336	(336)	—		—	—
Gross unrealized gains on marketable securities						1,127
Reclassification for realized gains on marketable securities						(617)

Net unrealized gains on marketable securities	—	—	—	—	—	510	510	510
Foreign currency translation gain	—	—	—	—	—	409	409	409
Net loss	—	—	—	—	(86,832)	(86,832)	—	(86,832)

Comprehensive loss	—	—	—	—	—	$(85,913)	—	—

Balances, December 31, 2002	—	35	489,352	(370)	(247,835)		1,180	242,362

Issuance of 1,500,000 shares of common stock termination fees (Notes 8 and 13)	—	2	35,619	—	—		—	35,621
Issuance of 419,216 shares of common stock for cash under option plans	—	—	2,795	—	—		—	2,795
Issuance of 19,000 shares of common stock for services	—	—	495	—	—		—	495
Issuance of 32,533 shares of common stock for cash under employee purchase plan	—	—	573	—	—		—	573
Compensation expense on stock option issuances	—	—	1,749	—	—		—	1,749
Deferred compensation, net of current year expense	—	—	3,346	(3,346)	—		—	—
Gross unrealized losses on marketable securities						(1,015)
Reclassification for realized gains on marketable securities						(259)

Net unrealized losses on marketable investment securities	—	—	—	—	—	(1,274)	(1,274)	(1,274)
Foreign currency translation gain	—	—	—	—	—	859	859	859
Net loss	—	—	—	—	(170,395)	(170,395)	—	(170,395)

Comprehensive loss	—	—	—	—	—	$(170,810)	—

Balances, December 31, 2003	$—	37	533,929	(3,716)	(418,230)		765	112,785

(Continued)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
Balances, December 31, 2003	$—	37	533,929	(3,716)	(418,230)		765	112,785
Issuance of 1,333,333 shares of common stock for cash (note 8)	—	2	39,890	—	—		—	39,892
Issuance of 298,398 shares of common stock for cash under option plans	—	—	2,267	—	—		—	2,267
Issuance of 28,900 shares of common stock for services	—	—	898	(84)	—		—	814
Issuance of 50,560 shares of common stock for cash under employee purchase plan	—	—	859	—	—		—	859
Compensation expense on stock option issuances	—	—	425	—	—		—	425
Deferred compensation, net of current year expense	—	—	—	1,273	—		—	1,273
Gross unrealized losses on marketable securities						(1,517)
Reclassification for realized gains on marketable securities						(78)

Net unrealized losses on marketable investment securities	—	—	—	—	—	(1,595)	(1,595)	(1,595)
Foreign currency translation loss	—	—	—	—	—	(1,258)	(1,258)	(1,258)
Net loss	—	—	—	—	(168,251)	(168,251)	—	(168,251)

Comprehensive loss	—	—	—	—	—	$(171,104)	—	—

Balances, December 31, 2004	$—	39	578,268	(2,527)	(586,481)		(2,088)	(12,789)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002

(In thousands)

	Years ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(168,251)	(170,395)	(86,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,337	3,488	2,807
Gain on disposition of equipment, leasehold improvements, and leases	—	(24)	(62)
Realized gain on sale of marketable investment securities	(78)	(259)	(617)
Issuance of common and preferred stock in lieu of cash for services	814	495	602
Compensation expense on stock options	1,698	1,749	437
Issuance of common stock as part of merger termination fee	—	35,621	—
Write-off of accounts receivable in TPC termination	—	1,920	—
Decrease (increase) in operating assets:
Accounts receivable	(1,380)	54	6,668
Other current assets and other assets	(517)	791	(210)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses, other current liabilities and other liabilities	13,908	7,486	(2,054)
Accrued income taxes	1,352	1,572	—

Net cash used in operating activities	(148,117)	(117,502)	(79,261)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	301,644	353,692	391,217
Purchase of marketable investment securities	(192,041)	(444,490)	(376,626)
Acquisitions of equipment and leasehold improvements	(17,475)	(1,812)	(906)
Proceeds from sale of equipment	—	24	62

Net cash provided by (used in) investing activities	92,128	(92,586)	13,747

Cash flows from financing activities:
Proceeds from convertible notes	—	192,000	—
Proceeds from issuance of notes payable	175,000	—	—
Payment of debt issuance costs	(5,607)	(6,122)	—
Proceeds from issuance of common stock	43,018	3,368	105,536
Restricted cash and cash equivalents	(19,437)
Principal payments under capital lease obligations	—	—	(4)

Net cash provided by financing activities	192,974	189,246	105,532

Effect of exchange rate changes on cash	(54)	479	382

Net increase (decrease) in cash and cash equivalents	136,931	(20,363)	40,400

Cash and cash equivalents at beginning of period	40,285	60,648	20,248

Cash and cash equivalents at end of period	$177,216	40,285	60,648

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,760	2,848	—
Cash paid (received) for income taxes	203	(4,213)	(102)

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	(1,595)	(1,274)	510
Accrued debt issuance costs	65	—	—
Accrued acquisition of equipment, leasehold improvements and construction-in-process	3,044	—	—

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(1)	Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. (NPS) and its subsidiaries, collectively referred to as the Company. The Company is engaged in the discovery, development, and commercialization of pharmaceutical products. Since inception, the Company’s principal activities have been performing research and development, raising capital, and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise. During the first quarter of 2004, the Company commenced its principal operations when Sensipar®, the Company’s first commercial product, received marketing approval by the U.S. Food and Drug Administration (FDA) for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma and is no longer considered a development stage enterprise. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a)	Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $166.0 million and $37.1 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the book value of cash equivalents approximates fair value.

Total restricted cash and cash equivalent balances were $19.4 million at December 31, 2004. The restricted amount consists of: 1) $14.2 million restricted for the purposes of paying any shortfall of interest payments on our Secured Notes (see note 7) and is classified as either current ($9.8 million) or long-term ($4.4 million) based on the Company’s estimate of such interest shortfalls and 2) $5.2 million restricted in escrow as security for payments on certain accrued research and development expenses which are classified as current.

(b)	Revenue Recognition

The Company earns revenue from research and development support payments, license fees, milestone payments and royalty payments. The Company recognizes revenue from its research and development support agreements as related research and development costs are incurred and from milestone payments, as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period wherein the Company has continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable licensee fees the Company has continuing involvement in is recorded as deferred income.

The Company analyzes its arrangements entered into after June 15, 2003 to determine whether the elements should be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

(c)	Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed and license fees and milestone payments due and do not bear interest. The Company determines the allowance for doubtful accounts based on assessed customers’ ability to pay, historical write-off experience, and economic trends and such allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record a provision for bad debts in 2004, 2003, or 2002.

(d)	Plant and Equipment

Plant and equipment are stated at cost. Depreciation of plant is calculated on the straight-line method over its estimated useful life of 25 years. Depreciation and amortization of equipment are calculated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

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

Potential common shares of approximately 10.3 million, 9.2 million and 3.1 million during the years ended December 31, 2004, 2003, and 2002, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2004 and 2003 include approximately 5.2 million common shares related to convertible debentures and 5.1 million and 4.0 million shares, respectively, related to stock options. All potential dilutive commons shares for the year ended December 31, 2002 relate to stock options.

(g)	Stock-Based Compensation

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	2004	2003	2002
Net loss:
As reported	$(168,251)	(170,395)	(86,832)
Add: Stock-based employee compensation expense included in reported net loss	1,675	1,716	101
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(18,074)	(11,649)	(8,387)

Pro forma	$(184,650)	(180,328)	(95,118)

Net loss per share as reported:
Basic and diluted	$(4.43)	(4.71)	(2.79)

Pro forma:
Basic and diluted	$(4.87)	(4.99)	(3.05)

Net loss, as reported, also included compensation cost of $23,000, $33,000 and $336,000 for stock-based compensation awards for nonemployees in 2004, 2003, and 2002, respectively.

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

The consolidated financial statements include the accounts of the Company, all subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary. The Company carries one investment in a non-public corporation at cost, and the Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

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

The Company reviews its goodwill for impairment at least annually or more often if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test. Goodwill is considered impaired and a loss is recognized when the carrying value of the reporting unit exceeds its fair value and the carrying value of the goodwill exceeds its implied fair value. The Company completed its impairment review of goodwill during 2004, 2003 and 2002 and determined that no impairment charge was required.

(m)	Foreign Currency Translation

The local foreign currency is the functional currency for the Company’s foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders’ equity. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company’s subsidiaries operating in Canada had net liabilities of approximately $10.5 million and $3.9 million as of December 31, 2004 and 2003, respectively.

(n)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company recognized non-United States revenue of $2.0 million, $172,000 and $1.8 million, respectively, during the years ended December 31, 2004, 2003 and 2002. Substantially all of the Company’s revenues for the year ended December 31, 2004 were from two licensees of the Company. The majority of the Company’s revenue for the year ended December 31, 2003 was from one licensee in addition to revenue recorded upon arbitration settlement. The majority of the Company’s accounts receivable as of December 31, 2004 was from one licensee.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income as of December 31, 2004 and 2003 consists of accumulated net unrealized gains (losses) on marketable investment securities of $(329,000) and $1.3 million, respectively, and foreign currency translation losses of $1.8 million and $501,000, respectively.

(p)	Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

(q)	Leases

The Company leases its facilities under terms of lease agreements which sometimes provide for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term.

(r)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. In 2003, $23.0 million of cash and cash equivalents was reclassified to marketable investment securities. In addition, the net cash from investing activities on the statements of cashflows was increased in 2003 by $12.4 million and decreased in 2002 by $16.6 million. None of the reclassifications had an impact on our consolidated statements of operations, stockholder’s equity (deficit) or comprehensive income (loss).

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

Effective December 1995, the Company entered into a development and license agreement with Amgen Inc. (Amgen) to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue and royalties from product sales of $12.2 million and $6.0 million in 2004 and 2003, respectively, under the contract. The Company recognized no research and licensing revenue in 2002.

In August 2004, the Company entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to the Company in its promotional efforts. The Company is required to promote Kineret with a minimum number of sales representatives to commence no later than March 31, 2005. The Company will receive a percentage of incremental Kineret revenues. The Company recognized no revenue under the terms of the agreement in 2004.

(b)	AstraZeneca AB

In March 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop, and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally, the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. If certain milestones are met, the Company may receive milestone payments of up to $30.0 million and royalties on sales of products that include those compounds. During the five-year research term, the Company and AstraZeneca will work together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2006 unless terminated earlier by AstraZeneca or the Company upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products.

(c)	Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Biopharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible for development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company acquired

Allelix in 1999. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized no research and licensing revenue under the terms of the agreement in 2004, 2003, and 2002. Lilly is incurring all costs of developing and commercializing products.

(d)	GlaxoSmithKline

Effective November 1, 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. Under the terms of the agreement, the Company may receive milestone payments of up to $23.0 million and royalties from any product sales under the license. To date, GSK has paid the Company $12.0 million in milestone payments. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2002. The Company and GSK agreed to continue the funded research on a month-to-month basis through May 2003. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company’s right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2003, the Company entered into an amendment to the agreement with GSK that permits the Company to conduct its own research and development efforts with compounds not in the same class of compounds being pursued by GSK. Under the amendment, the Company is not permitted to commercialize any compounds deriving from the Company’s research if GSK is commercializing a compound. The Company also granted to GSK a right of first negotiation to acquire a license to such compounds.

Under the GSK agreement, the Company recognized no research and licensing revenue in 2004. The Company recognized research and licensing revenue of $2.2 million and $438,000 in 2003 and 2002, respectively. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

(e)	Janssen Pharmaceutica N.V.

On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson & Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million, development support through November 2003, and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for co-promotion in Canada. Under the Janssen agreement, the Company recognized no research and licensing revenue in 2004, 2003 and 2002. Janssen is incurring all costs of developing and commercializing products.

(f)	Kirin Brewery Company, Ltd.

Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Ltd., a Japanese company (Kirin), to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kirin has paid the Company $9.0 million in milestone payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company’s parathyroid calcium receptor technology. The Company recognized research and licensing revenue of $2.0 million in 2004. The Company recognized no research and licensing revenue in 2003 and 2002 under the agreement.

(g)	Nycomed Danmark ApS

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The agreement requires Nycomed to pay the Company up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase 3b clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase 4 clinical studies. The Company recognized no research and licensing revenue under the terms of the agreement in 2004.

(h)	Technology Partnerships Canada

In November 1999, Allelix entered into an agreement with the Government of Canada under its Technology Partnerships Canada (TPC) program relating to the Company’s clinical development program for various intestinal disorders utilizing the teduglutide technology. The terms of the agreement called for the Canadian Government to reimburse the Company for up to 30% of qualified costs incurred by Allelix in pursuing clinical development through December 2002, up to a maximum of Cnd. $8.4 million and for the payment by the Company of royalties on revenues received from the sale or license of any product developed from the teduglutide technology up to a total of Cnd. $23.9 million or under some circumstances through the period of December 2017, whichever occurs first. Effective December 31, 2003, the Company and TPC mutually agreed to terminate the agreement (see note 13). The Company recognized no research support revenue in 2003 and recognized $1.8 million in research support revenue in 2002.

(i)	In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2004, 2003, and 2002, the Company paid to these institutions $1.7 million, $3.9 million, and $1.2 million, respectively, in sponsored research payments and license fees. As of December 31, 2004, the Company had a total commitment of up to $917,000 for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinicalcet HCl up to a cumulative maximum of $15.0 million.

(3)	Marketable Investment Securities

Investment securities available for sale as of December 31, 2004 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	53,258	201	(103)	53,356
Municipal	37,279	—	(38)	37,241
Government agency	62,260	3	(392)	61,871

	$152,798	204	(533)	152,469

Investment securities available for sale as of December 31, 2003 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	92,561	1,176	(17)	93,720
Municipal	52,530	24	(14)	52,540
Government agency	117,232	218	(122)	117,328

	$262,324	1,418	(153)	263,589

Investment securities available for sale in an unrealized loss position as of December 31, 2004 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate	$14,937	99	560	4	15,497	103
Municipal	9,817	38	—	—	9,817	38
Government agency	54,194	342	3,447	50	57,641	392

	$78,948	479	4,007	54	82,955	533

All securities in an unrealized loss position as of December 31, 2004 are debt securities. Debt securities in an unrealized loss position as of December 31, 2004 were not impaired at acquisition, and the decline in fair value is due to interest rate fluctuations.

Maturities of investment securities available for sale are as follows at December 31, 2004 (in thousands):

	Amortized cost	Fair value
Due within one year	$61,804	61,705
Due after one year through five years	43,624	43,433
Due after five years through ten years	1,190	1,177
Due after ten years	46,179	46,153

Total debt securities	152,797	152,468
Equity securities	1	1

	$152,798	152,469

(4)	Goodwill and Identifiable Intangible Assets

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2004, the Company had goodwill of $9.0 million, which is net of $4.5 million in accumulated amortization, from the acquisition of Allelix in December 1999.

Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. The following table sets forth the gross carrying amount, accumulated amortization, and net carrying amount of purchased intangible assets:

	As of December 31, 2004	As of December 31, 2003
Gross carrying amount	$8,613	8,016
Accumulated amortization	(8,613)	(6,413)

Net carrying amount	$—	1,603

Amortization expense associated with purchased intangible assets was $1.6 million, $1.5 million, and $1.3 million for 2004, 2003, and 2002, respectively.

(5)	Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2015, noncancelable operating leases for certain equipment that expire in 2006, and a noncancelable ground lease that expires in 2043. Rental expense for these operating leases was approximately $2.5 million, $1.4 million, and $1.2 million for 2004, 2003, and 2002, respectively. The future lease payments under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

Operating leases
Year ending December 31:
2005	$1,573
2006	1,898
2007	2,032
2008	1,231
2009	1,246
Thereafter	15,030

Total minimum lease payments	$23,010

(6)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2004. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(7)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. Accrued interest on the notes was approximately $376,000 as of December 31, 2004. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2004, the Company had $14.2 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of Sensipar by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt using the “effective interest-rate” method over the projected repayment period of 6 years. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(8)	Capital Stock

(a)	Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company’s common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company’s stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2004, the Rights were not exercisable.

(b)	Exchangeable Shares of NPS Allelix Inc

On December 23, 1999, in connection with the acquisition of all of the outstanding common shares of Allelix, NPS Allelix Inc., an acquisition subsidiary of the Company, issued 3,476,009 exchangeable shares to certain Canadian stockholders of Allelix in exchange for their shares of Allelix. The exchangeable shares were treated as the functional equivalent of NPS common stock. On July 4, 2003, the Company redeemed all outstanding exchangeable shares for shares of NPS common stock. As a result, there are no longer any exchangeable shares outstanding.

(c)	Capital Stock Transactions

In July 2004, the Company completed a private placement with Nycomed in which Nycomed purchased 1.33 million shares of the Company’s common stock at $30.00 per share, with net proceeds of $39.9 million, as part of the distribution and license agreement signed with Nycomed in April 2004.

In June 2003, the Company and Enzon Pharmaceuticals, Inc. (Enzon) mutually agreed to terminate the Agreement and Plan of Reorganization (Merger Agreement). As part of the agreement to terminate the merger, the Company issued Enzon 1.5 million shares of its common stock valued at $35.6 million (see note 13).

In October 2002, the Company completed a public offering of 4.6 million shares of its common stock at $23.95 per share, with net proceeds after deducting offering costs of $7.3 million to the Company of approximately $102.9 million.

(9)	Stock-Based Compensation Plans

As of December 31, 2004, the Company has four stock option plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), and the 1998 Stock Option Plan (the 1998 Plan). An aggregate of 6,263,180 shares are authorized for issuance under the four plans.

As of December 31, 2004, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors’ Plan. As of December 31, 2004, and there are 1,149,635 shares reserved for future grant under the 1998 Plan. Under the Company’s 1998 Plan, the exercise price of options is generally not less than the fair market value on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an option-by-option basis, and the exercise period does not extend beyond ten years from the date of the grant. Options generally vest 28% after one year and 2% to 3% per month thereafter. On December 13, 2002, the Company modified the option grants of certain employees. The result of the option modification was that upon the occurrence of a strategic corporate event in which the employee is severed, the employee would receive some period of vesting acceleration and have an increased period of time to exercise vested options. In 2004, the Company recorded compensation expense of $23,000 upon the termination of one employee which represented the December 13, 2002 intrinsic value of affected options. The December 13, 2002 intrinsic value of the affected options for the remaining employees is $14.0 million at December 31, 2004. The Company has not recorded additional compensation expense for the intrinsic value of impacted options for any other employee as the strategic corporate event and ultimate severance is not considered probable as of December 31, 2004. At such time that severance is deemed probable for any one of these employees, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company adopted an arrangement for the exercise of employee stock options following retirement. Pursuant to this arrangement, the Company modified option grants for each employee who later retires and meets certain criteria. Under the plan, retiring employees receive two years of vesting acceleration and have the remaining life of the options to exercise vested options. Employees are eligible to retire when the combination of years of service and age, with a minimum age of 55, equal at least 70 years. During 2004, the Company recorded compensation expense of $291,000 upon the retirement of two employees which represented the December 13, 2002 intrinsic value of the affected options and during 2003 the Company recorded compensation expense of $960,000 upon the retirement of three employees and one Board member which represented the December 13, 2002 intrinsic value of the affected options. The Company has not recorded additional compensation expense for the intrinsic value of impacted options for any other employee as the Company is not able to estimate which employees will retire, the timing of that retirement, or the number of affected options. As of December 31, 2004, no employee had notified the Company of his/her intention to retire. At such time as it is possible to estimate the number of employees who will benefit from the modification, the Company may incur a charge to compensation expense.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 335,000 shares for purchase by employees. Employees purchased 50,560, 32,533 and 19,487 shares under the Purchase Plan in the years ended December 31, 2004, 2003, and 2002, respectively, and 46,401 shares remain available for future purchase.

A summary of activity related to aggregate options under all four plans is indicated in the following table (shares in thousands):

	Years ended December 31
	2004		2003		2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	3,998	$19.95	3,111	$16.64	2,632	$14.05
Options granted	1,725	22.19	1,385	23.64	900	22.34

	5,723		4,496		3,532

Options exercised	332	9.87	445	8.12	309	8.72
Options canceled	277	22.71	53	21.83	112	23.51

	609		498		421

Options outstanding at end of year	5,114	21.21	3,998	19.95	3,111	16.64

Options exercisable at end of year	2,530	19.69	1,941	16.03	1,635	11.54
Weighted average fair value of options granted during the year		15.15		16.04		14.91

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise price	Outstanding as of December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2004	Weighted average exercise price
$0.00 – 5.63	103	5.0	$4.43	99	$4.61
5.64 – 11.26	750	3.5	9.26	750	9.26
11.27 – 16.89	96	5.7	13.77	68	13.42
16.90 – 22.52	2,824	8.3	21.53	799	21.78
22.53 – 28.16	506	8.2	26.56	189	26.44
28.17 – 33.79	758	6.5	29.75	563	29.68
33.80 – 39.42	64	6.7	35.81	48	35.89
39.43 – 45.05	5	5.8	41.29	6	41.30
45.06 – 50.68	2	3.5	48.13	2	48.13
50.69 – 56.31	6	5.7	54.02	6	54.02

	5,114	7.1	21.21	2,530	19.69

Pursuant to SFAS No. 123, the Company has estimated the fair value of each option grant on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: risk free interest rates of 3.7%, 3.2%, and 4.5%; expected dividend yields of 0%; expected lives of 5 years; and expected volatility of 83%, 85%, and 80%. The weighted average fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan (the Purchase Plan) in 2004, 2003, and 2002 was $11.86, $10.82, and $13.85, respectively.

The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003, and 2002, respectively: risk free interest rates of 1.4%, 1.2%, and 1.8%; expected dividend yields of 0%; expected lives of 0.5 years; and expected volatility of 45%, 79%, and 75%. The Company granted options in 2004, 2003, and 2002 to nonemployees for the performance of services. Options granted to nonemployees are remeasured based on their fair value until such options vest. Stock compensation cost for nonemployees is recognized over the period services are provided. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2004, 2003 and 2002, respectively: risk free interest rates of 4.3%, 3.1%, and 3.1%; expected dividend yields of 0%; contract lives of 9.0 years, 4.8 years, and 2.0 years; and expected volatility of 75%, 103%, and 99%.

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

(10)	Income Taxes

The Company has income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 of $1,633,000, $(2,530,000) and $(102,000), respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense as a result of the following (in thousands):

	2004	2003	2002
Computed “expected” tax benefit	$(56,650)	(58,795)	(29,558)
Foreign tax rate differential	(2,851)	(3,188)	(3,395)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets attributable to operations and other adjustments	53,151	87,073	34,341
Adjustment to deferred tax assets for changes in foreign taxes, laws and rates	9,122	(16,468)	6,268
U.S. and foreign credits	(2,449)	(6,446)	(6,699)
State income taxes, net of federal tax effect	(1,263)	(2,200)	(577)
Foreign R&D wage tax credits (recoverable) payable	1,430	(2,530)	—
Foreign withholding taxes	203	—	—
Other	940	24	(482)

	$1,633	(2,530)	(102)

The Company recorded income tax expense of $1.6 million during the year ended December 31, 2004 relating primarily to $1.4 million in Quebec Research and Development Wage tax credits previously refunded to the Company that have since been determined to have arisen from activities which do not qualify as allowable research and development expenditures. The remaining $203,000 in 2004 was due to foreign withholding taxes. The Company recorded an income tax benefit of $2.4 million during the year ended December 31, 2003 for refundable income tax credits relating to the research and development activities in the province of Quebec. The amount recorded in 2003 represented the Company’s estimate of the amounts the Company determined was probable of being received and retained. This estimate was revised in 2004 to account for amounts subsequently determined to have arisen from activities not qualifying as allowable research and development expenditures.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	2004	2003	2002
Domestic	$(32,153)	(61,747)	(13,038)
Foreign	(134,465)	(111,178)	(73,896)

Total loss before taxes	$(166,618)	(172,925)	(86,934)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are presented below (in thousands):

	2004		2003
	Domestic	Foreign	Domestic	Foreign
Deferred tax assets:
Stock compensation expense	$2,659	—	3,098	—
Accrued compensation	280	—	173	—
Equipment and leasehold improvements, principally due to differences in depreciation	628	6	562	13
Intangible assets	—	6,211	—	5,454
Research and development pool carryforward	—	61,266	—	64,772
Net operating loss carryforward	71,457	134,598	58,816	70,021
Research credit carryforward	6,968	—	5,732	—
Investment tax credit carryforward	—	17,513	—	22,988
State Credits	124	—	—	—
Other	49	868	—	—

Total gross deferred tax assets	82,165	220,462	68,381	163,248
Less valuation allowance	(82,165)	(220,462)	(68,381)	(163,248)

Deferred tax assets	—	—	—	—
Deferred tax liabilities	—	—	—	—

Net deferred tax asset (liability)	$—	—	—	—

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill. At December 31, 2004, the remaining unamortized goodwill equaled $9.0 million. 2) Tax benefits in excess of the acquired goodwill related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $72.5 million to operations and $9.7 million to paid-in capital.

The valuation allowance for deferred tax assets as of January 1, 2004 and 2003 was $231.6 million and $126.3 million, respectively. The net change in the Company’s total valuation allowance for the years ended December 31, 2004, 2003, and 2002 was an increase of $71.0 million, $105.3 million, and $29.0 million, respectively.

At December 31, 2004, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carry- forward for regular income tax purposes	Domestic research credit carry- forward	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry- forward	Canadian investment tax credit carry- forward
			Federal	Provincial
Expiring:
2005	247	20	653	2,530		2,133
2006	585	49	7	130		3,228
2007	—	49	13,666	21,183		2,594
2008	2,452	334	51,128	54,963		240
2009	6,342	317	79,630	82,907		—
2010	2,928	166	89,750	92,481		1,591
2011	58	360	129,423	131,695		2,717
2012	10,890	846	—	—		2,805
2013	18,328	—	—	—		6,037
2018	18,695	1,035	—	—		—
2019	16,136	989	—	—		2,616
2020	3,107	724	—	—		—
2021	843	255	—	—		—
2022	16,083	363	—	—		—
2023	63,992	296	—	—		—
2024	31,147	412	—	—		—

Total	191,833	6,215	364,257	385,889	169,618	23,961

The Company also has domestic state net operating loss carryovers and tax credit carryforwards in varying amounts depending on the different state laws. The Company’s domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company’s regular tax loss carryover. For the year ended December 31, 2004, certain Canadian research pool carryforward amounts were reclassified to Canadian net operating loss carryforwards as a result of audit by Canadian and Quebec tax authorities. The remaining Canadian research pool carryforward of $169.6 million carries forward indefinitely.

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

(11)	Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2004 up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $6,150. Total matching contributions for the years ended December 31, 2004, 2003, and 2002 were $437,000, $263,000 and $217,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $7,250 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. Total matching contributions for the years ended December 31, 2004, 2003, and 2002 were Cnd. $298,000, Cnd. $226,000, and Cnd. $200,000, respectively.

(12)	Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The fair value of the Company’s Convertible Notes, based on quoted market prices at the reporting date, was $177.4 million. The fair value of the Company’s Secured Notes was estimated to be $175.0 million, as issuance of the Secured Notes occurred on December 22, 2004. The Company does not invest in derivatives.

(13)	Merger Costs and Termination Fees

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

In December 2003, the Company reached an agreement to terminate its contract with the Government of Canada under its TPC program. As a result, the Company concluded that it was probable that it would have to repay amounts previously paid by TPC under this research and development agreement and to write off receivables due from TPC. In exchange for mutual releases, the Company paid $4.3 million to the Government of Canada and agreed to release TPC from all outstanding reimbursement obligations, resulting in the write off of $1.9 million in accounts receivable

(14)	Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) issued EITF Issue No. 03-01 (EITF No. 03-01), which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-01 requires that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available–for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however, the disclosure requirements remain effective for the annual financial statements for fiscal years ending after December 15, 2003. The Company adopted EITF No. 03-01 for the year ended December 31, 2003. The Company will evaluate the additional effect, if any, of the remainder of EITF No. 03-01 when final guidance is released.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and waste material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS No. 151 will have a material effect on the consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R Share Based Payment (SFAS No. 123R), which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our third quarter of 2005 which ends September 30, 2005. The Company is currently evaluating the requirements of SFAS No. 123R and although the Company believes the impact to our financial statements will be in a similar range as the amounts presented in the pro forma financial results required to be disclosed under the current SFAS No. 123, the Company has not yet fully determined its impact on the consolidated financial position, results of operations or cash flows.

(15)	Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

The Company has entered into purchase commitments and long-term agreements with certain manufacturers, contract research organizations and suppliers that require the Company to make contractual payments to these organizations. As of December 31, 2004, the Company has outstanding commitments under these agreements of approximately $155.9 million. The Company estimates that the outstanding commitments will be paid as follows: $86.1 million in 2005, $41.6 million in 2006 and $28.2 million in 2007.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 2372, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 2372, Film No.04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 2372, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 2372, Film No. 05587185, filing date February 9, 2005).
*	Confidential treatment has been granted.