Form 10-Q
period 2005-03-31
NPS PHARMACEUTICALS INC
filed 2005-05-10
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
Common Stock $.001 par value	38,810,133

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$83,410	$177,216
Marketable investment securities	196,172	152,469
Restricted cash and cash equivalents	14,262	15,052
Accounts receivable	4,071	1,424
Other current assets	3,522	3,330

Total current assets	301,437	349,491

Restricted cash and cash equivalents	2,076	4,385
Plant and equipment:
Land	534	540
Building	16,563	1,562
Equipment	18,045	17,361
Leasehold improvements	8,180	4,769

	43,322	24,232
Less accumulated depreciation and amortization	13,850	13,371

	29,472	10,861
Construction-in-progress	—	13,679

Net plant and equipment	29,472	24,540

Goodwill, net of accumulated amortization	8,941	9,031
Debt issuance costs, net of accumulated amortization	9,296	9,887
Other assets	131	151

	$351,353	$397,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,462	$29,278
Accrued expenses and other liabilities	6,674	4,970
Accrued research and development expenses	6,192	5,613
Accrued income taxes	3,231	3,281
Deferred income	2,127	—

Total current liabilities	40,686	43,142
Notes payable	367,000	367,000
Other liabilities	886	132

Total liabilities	408,572	410,274

Stockholders’ equity (deficit):
Common Stock	39	39
Additional paid-in capital	578,865	578,268
Deferred compensation	(2,244)	(2,527)
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(985)	(329)
Foreign currency translation	(1,463)	(1,759)
Accumulated deficit	(631,431)	(586,481)

Total stockholders’ equity deficit	(57,219)	(12,789)

	$351,353	$397,485

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues from research and license agreements	$1,634	$12,011

Operating expenses:
Cost of royalties	206	—
Research and development	33,107	40,598
General and administrative	9,169	6,531
Amortization of purchased intangibles	—	394

Total operating expenses	42,482	47,523

Operating loss	(40,848)	(35,512)

Other income (expense):
Interest income	1,995	1,469
Interest expense, net	(6,360)	(1,744)
Gain on sale of marketable investment securities	—	72
Foreign currency transaction gain	200	108
Other	38	37

Total other expense	(4,127)	(58)

Loss before income tax expense benefit	(44,975)	(35,570)
Income tax expense (benefit)	(25)	81

Net loss	$(44,950)	$(35,651)

Basic and diluted net loss per common and potential common share	$(1.16)	$(0.96)

Weighted average common and potential common shares outstanding - basic and diluted	38,800	37,182

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(44,950)	$(35,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,380	1,732
Realized gain on sale of marketable investment securities	—	(72)
Issuance of common stock in lieu of cash for services	10	750
Compensation expense on stock options	273	523
Increase in operating assets:
Accounts receivable	(2,633)	(10,011)
Other current assets and other assets	(181)	(1,177)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other current liabilities, and other liabilities	(4,864)	9,677
Accrued income taxes	(17)	(120)
Deferred income	2,113	(11)

Net cash used in operating activities	(48,869)	(34,360)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	40,390	110,205
Purchases of marketable investment securities	(85,033)	(75,438)
Acquisitions of equipment and leasehold improvements	(4,072)	(2,325)

Net cash provided by (used in) investing activities	(48,715)	32,442

Cash flows from financing activities:
Proceeds from issuance of common stock	593	1,441
Restricted cash and cash equivalents	3,099	(5,269)

Net cash provided by financing activities	3,692	(3,828)

Effect of exchange rate changes on cash	86	(386)

Net decrease in cash and cash equivalents	(93,806)	(6,132)
Cash and cash equivalents at beginning of period	177,216	40,285

Cash and cash equivalents at end of period	$83,410	$34,153

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,167	$—
Cash paid for income taxes	—	200
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized losses on marketable investment securities	(656)	(134)
Accrued acquisition of equipment, leasehold improvements and building	1,390	—

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2005.

This report should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K filed with the SEC.

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

Certain prior year amounts have been reclassified to conform with the current year presentation. The net cash from investing activities on the statements of cash flows was increased during the three months ended March 31, 2004 by $1.1 million as $21.3 million and $23.0 million, respectively, of cash and cash equivalents were reclassified to marketable investment securities as March 31, 2004 and December 31, 2003. In addition, the change in restricted cash and cash equivalents of $5.3 million for the three months ended March 31, 2004 was reclassified from an operating activity to a financial activity. None of the reclassifications had an impact on our condensed consolidated statements of operations, stockholder’s equity (deficit) or comprehensive income (loss).

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). The Company has elected to continue to apply the provisions of APB No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net loss:
As reported	$(44,950)	(35,651)
Add: Stock based employee compensation expense included in reported net loss	273	500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,496)	(3,820)

Pro forma	$(49,173)	(38,971)

Net loss per share as reported:
Basic and diluted	$(1.16)	(0.96)

Pro forma:
Basic and diluted	$(1.27)	(1.05)

Net loss, as reported, also included compensation cost of zero and $23,000, respectively, for stock-based compensation awards for non-employees for the three months ended March 31, 2005 and 2004.

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

Potential common shares of approximately 10.5 million and 9.1 million during the three months ended March 31, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the three months ended March 31, 2005 and 2004, include approximately 5.2 million common shares related to convertible debentures and 5.3 and 3.9 million common shares, respectively, related to stock options.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company recognized non-United States revenue of zero and $2.0 million, respectively, during the three months ended March 31, 2005 and 2004. Substantially all of the Company’s revenues for the three months ended March 31, 2005 were from one licensee of the Company. The majority of the Company’s revenue for the three months ended March 31, 2004 was from two licensees. The majority of the Company’s accounts receivable balances as of March 31, 2005 and December 31, 2004 was from one licensee.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Other comprehensive loss:
Gross unrealized loss on marketable investment securities	$(656)	$(62)
Reclassification for realized gain on marketable investment securities	—	(72)

Net unrealized loss on marketable investment securities	(656)	(134)
Foreign currency translation gain (loss)	296	(385)
Net loss	(44,950)	(35,651)

Comprehensive loss	$(45,310)	$(36,170)

(5)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(6)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. Accrued interest on the notes was approximately $796,000 as of March 31, 2005. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of March 31, 2005, the Company had $11.5 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of Sensipar® by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt using the “effective interest-rate” method over the projected repayment period of 6 years. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(7)	Income Tax

The Company has recorded income tax expense (benefit) of $(25,000) and $81,000, respectively, for the three months ended March 31, 2005 and 2004. The income tax benefit during the three months ended March 31, 2005 relates primarily to the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. The income tax expense during the three months ended March 31, 2004 is the net effect of an income tax payment to a foreign jurisdiction upon receipt of a certain milestone payment offset by the Company’s estimate of refundable income tax credits from the Canadian province of Quebec. Estimated income tax expense (benefit) recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(8)	Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including in clinical trials, or sale by the Company or any

Company agent of any product supplied by the manufacturers. The Company has entered into purchase commitments and long-term agreements with certain manufactures, contract research organizations and suppliers that require the Company to make contractual payments to these organizations.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to: general economic and market conditions; demand for securities of biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks described in other documents that we file from time to time with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS®. We filed an NDA with the FDA for approval to market PREOS® in the U.S on May 10, 2005. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its European marketing authorization application, or MAA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. Upon approval, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT®.

We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1 clinical development activities with calcilytic compounds licensed from us for the potential use in osteoporosis. We are also evaluating the potential use of two proprietary compounds, isovaleramide and delucemine, in a variety of central nervous system disorders. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis. The agreement accelerates our creation of a sales organization in preparation for the commercial launch of PREOS®. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through March 31, 2005 of approximately $631.4 million, net of cumulative revenues from research and license agreements of approximately $101.4 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. The preparation of the PREOS® NDA, commercial manufacturing activities, the build-up of the infrastructure necessary for the commercial launch of PREOS® and the conduct of pre- and post-FDA approval clinical trials with PREOS® will substantially contribute to the operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide and contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS® and teduglutide. We also have other research and development efforts in central nervous system disorders.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial designed to demonstrate both safety and efficacy of this product candidate, and filed an NDA with the FDA on May 10, 2005. During the three months ended March 31, 2005 and 2004 we incurred $20.2 million and $23.4 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. We have incurred costs of approximately $300.3 million since we acquired this product candidate with our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we submitted an NDA to the FDA on May 10, 2005. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its MAA with the EMEA in March 2005. Because of the ongoing work with respect to the PREOS® program, the preparation of the NDA, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the clinical trial approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. To date, we have not received any revenues from product sales of PREOS®. The risks and uncertainties associated with completing the development of PREOS® on schedule, or at all, include the following:

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate commercial supplies of PREOS® in order to initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS®.

A failure to obtain marketing approval for PREOS®, secure adequate commercial supplies of PREOS®, timely prepare and file an NDA, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from PREOS®, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed.

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

During the three months ended March 31, 2005 and 2004, we incurred $4.0 million and $9.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $70.6 million since we acquired this product candidate with our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the ongoing work with respect to the pivotal Phase 3 trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three months ended March 31, 2005 and 2004, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

During the three years months ended March 31, 2005 and 2004, we incurred $1.0 million and $1.3 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

During the three months ended March 31, 2005 and 2004, we incurred $2.3 million and $1.9 million, respectively in research and development of isovaleramide, including costs associated with the manufacture of clinical supplies of isovaleramide.

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

During the three months ended March 31, 2005 and 2004, we incurred $111,000 and $457,000, respectively, in research and development of delucemine.

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001, we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. Janssen has informed us that they have moved a compound from this collaboration into a Phase 1 clinical trial. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

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

Results of Operations

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $1.6 million for the quarter ended March 31, 2005 compared to $12.0 million for the quarter ended March 31, 2004. The decrease in revenues for the three months ended March 31, 2005 as compared with the same period in the prior year is the result of a $10.0 million milestone payment we received from Amgen Inc. for the approval of their NDA by the FDA for Sensipar in March 2004 and a $2.0 million milestone payment we received from Kirin Brewery Company, Ltd. in the first quarter of 2004 for the commencement of Phase 3 clinical trials with cinacalcet HCl in Japan. Similar milestones and revenues were not earned during the three months ended March 31, 2005. During the three months ended March 31, 2005, we received $1.6 million in royalty revenue from Amgen on the sales of cinacalcet HCl. Similar royalty revenue was not earned during the three months ended March 31, 2004 as cinacalcet HCl was not approved by the FDA until March 2004.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $206,000 during the three months ended March 31, 2005 and zero during the three months ended March 31, 2004 as cinacalcet HCl was not approved by the FDA until March 2004.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $33.1 million for the quarter ended March 31, 2005 from $40.6 million for the comparable period of 2004. The decrease in research and development expenses from the first quarter of 2004 to the first quarter of 2005 was principally due to a $11.4 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of

PREOS® offset by a $2.3 million increase in the development costs related to advancing our PREOS® program, including costs incurred in preparation of our NDA, and increases in other, non-project specific research and development expenses.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $9.2 million for the quarter ended March 31, 2005 from $6.5 million for the quarter ended March 31, 2004. The increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is due primarily to a $1.1 million increase in costs related to commercial activities associated with Kineret® and market research and educational activities associated with PREOS® and teduglutide, and a $1.5 million increase in costs related to administrative personnel and other accounting, including compliance with the Sarbanes-Oxley Act of 2002, and information technology expenses.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. (Allelix). As of December 31, 2004 purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $394,000 during three months ended March 31, 2004.

Total Other Expense, Net. Our total other expense, net, increased from $58,000 to $4.1 million for the three months ended March 31, 2005 as compared with the same period in the prior year. The increase in total other expense, net, is primarily the result of recording interest expense of $4.5 million for the three months ended March 31, 2005 on our $175.0 million Secured 8.0 percent Notes which were issued in December 2004. A similar expense was not recorded in the three months ended March 31, 2004.

Income Taxes. Our income tax expense (benefit) was $(25,000) and $81,000, respectively, for the three months ended March 31, 2005 and 2004. The income tax benefit recorded during the three months ended March 31, 2005 relates primarily to our estimate of refundable tax credits from the Canadian province of Quebec relating to research and development activities performed. Income tax expense during the three months ended March 31, 2004 is the net effect of an income tax payment to a foreign jurisdiction upon receipt of a certain milestone payment, offset by our estimate of amounts to be received for the refundable income tax credits from the Canadian province of Quebec.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of March 31, 2005, we had recognized $101.4 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $481.2 million from the sale of equity securities for cash and $355.2 million from the issuance and sale of secured debt and convertible debt for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $279.6 million at March 31, 2005. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. Accrued interest on the notes was approximately $796,000 as of March 31, 2005. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing

March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of March 31, 2005, we had $11.5 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of cinacalcet HCl by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt using the “effective interest-rate” method over the projected repayment period of 6 years. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

In August 2004, we entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to us in our promotional efforts. We are required to promote Kineret® with a minimum number of sales representatives during the term of the agreement. We began promoting Kineret® in March 2005. We will receive a percentage of incremental Kineret® revenues. The initial term of the agreement is for two years following promotion commencement and will automatically renew on an annual basis for successive one-year terms unless either party provides notice of non-renewal to the other party not less than 90 days prior to the then-current term.

During 2003, we sold $192.0 million of our 3.0 percent Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $48.9 million for the three months ended March 31, 2005 compared to $34.4 million for the three months ended March 31, 2004. The increase in cash used by operating activities during the three months ended March 31, 2005 compared to the same period in the prior year is primarily a result of an increased net loss in the first quarter of 2005. The net loss increased during the first quarter of 2005 due to less revenues recognized under license agreements and increased interest expense associated with our Secured Notes that were issued in December 2004. Additionally, general and administrative expenses increased in the first quarter of 2005 primarily related to our marketing activities associated with PREOS® as well as commercial activities associated with Kineret®.

Net cash used in investing activities was $48.7 million for the three months ended March 31, 2005 compared to cash provided by investing activities of $32.4 million for the three months ended March 31, 2004. Net cash used in investing activities during the three months ended March 31, 2005 was primarily the result of investing part of the net proceeds from our Secured Notes. Net cash provided by investing activities in the three months ended March 31, 2004 was primarily the result of selling marketable investment securities to fund current operations. Additionally, capital expenditures for the three months ended March 31, 2005 and 2004 were $4.1 million and $2.3 million, respectively. The increase in capital expenditures during the three months ended March 31, 2005 resulted primarily from the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah and leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada.

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $3.8 million for the three months ended March 31, 2004. The increase in cash provided by financing activities primarily relates to the use of restricted cash and cash equivalents to fund the interest expense shortfall on our Secured Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $600,000 and $1.4 million, respectively, of cash during the three months ended March 31, 2005 and 2004. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments of up to $97.3 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2005, we have a total commitment of up to $427,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21. Allocation of revenue to individual elements, which qualify for separate accounting, is based on the estimated fair value of the respective elements.

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

Our balance sheet reflects net long-lived assets of $9.3 million and net goodwill of $8.9 million as of March 31, 2005.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of March 31, 2005, we have not determined the existence of any indication of impairment to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment to require us to adjust our historical measure of the value of such assets.

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

In December 2004, the FASB issued SFAS No. 123R Share Based Payment (SFAS No. 123R) which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), delaying the required implementation of SFAS No. 123R. Under SAB No. 107, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently evaluating the requirements of SFAS No. 123R and although we believe the impact to our financial statements will be in a similar range as the amounts presented in the pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on the consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euro dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar from the March 31, 2005 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 10, 2005	By:	/s/ Hunter Jackson
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board

Date: May 10, 2005	By:	/s/ Gerard J. Michel
Gerard J. Michel
Chief Financial Officer and Vice President, Corporate Development (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer