Form 10-Q
period 2005-06-30
NPS PHARMACEUTICALS INC
filed 2005-07-26
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2005
Common Stock $.001 par value	38,869,417

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$67,289	$177,216
Marketable investment securities	172,146	152,469
Restricted cash and cash equivalents	7,384	15,052
Accounts receivable	2,722	1,424
Other current assets	4,439	3,330

Total current assets	253,980	349,491

Restricted cash and cash equivalents	7,181	4,385
Plant and equipment:
Land	529	540
Building	16,489	1,562
Equipment	18,872	17,361
Leasehold improvements	9,651	4,769

	45,541	24,232
Less accumulated depreciation and amortization	14,481	13,371

	31,060	10,861
Construction-in-progress	—	13,679

Net plant and equipment	31,060	24,540

Goodwill, net of accumulated amortization	8,856	9,031
Debt issuance costs, net of accumulated amortization	8,706	9,887
Other assets	131	151

	$309,914	$397,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$21,092	$29,278
Accrued expenses and other liabilities	5,631	4,970
Accrued research and development expenses	6,375	5,613
Accrued income taxes	3,593	3,281
Deferred income	2,107	—

Total current liabilities	38,798	43,142
Notes payable	367,000	367,000
Other liabilities	1,626	132

Total liabilities	407,424	410,274

Stockholders’ equity (deficit):
Common Stock	39	39
Additional paid-in capital	580,076	578,268
Deferred compensation	(1,961)	(2,527)
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(530)	(329)
Foreign currency translation	(1,541)	(1,759)
Accumulated deficit	(673,593)	(586,481)

Total stockholders’ deficit	(97,510)	(12,789)

	$309,914	$397,485

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from research and license agreements	$2,183	$443	$3,817	$12,453

Operating expenses:
Cost of royalties	255	—	461	—
Research and development	27,701	31,340	60,808	71,937
General and administrative	12,504	9,939	21,673	16,470
Amortization of purchased intangibles	—	382	—	776

Total operating expenses	40,460	41,661	82,942	89,183

Operating loss	(38,277)	(41,218)	(79,125)	(76,730)

Other income (expense):
Interest income	2,015	1,207	4,010	2,676
Interest expense	(6,271)	(1,725)	(12,631)	(3,469)
Gain (loss) on sale of marketable investment securities	(16)	4	(16)	76
Foreign currency transaction gain	308	176	508	284
Other	62	46	100	83

Total other expense	(3,902)	(292)	(8,029)	(350)

Loss before income tax benefit	(42,179)	(41,510)	(87,154)	(77,080)
Income tax benefit	17	128	42	47

Net loss	$(42,162)	$(41,382)	$(87,112)	$(77,033)

Basic and diluted net loss per common and potential common share	$(1.09)	$(1.11)	$(2.24)	$(2.07)

Weighted average common and potential common shares outstanding - basic and diluted	38,827	37,251	38,813	37,217

See accompanying notes to condensed consolidated financial statements.

Item 1.	Consolidated Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(87,112)	$(77,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,838	2,143
Realized loss (gain) on sale of marketable investment securities	16	(76)
Issuance of common stock in lieu of cash for services	21	760
Compensation expense on equity awards	1,561	1,225
Decrease (increase) in operating assets:
Accounts receivable	(1,298)	(401)
Other current assets and other assets	(1,116)	(1,930)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(5,840)	13,296
Accrued income taxes	374	(250)
Deferred income	2,097	(10)

Net cash used in operating activities	(88,459)	(62,276)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	88,065	182,477
Purchases of marketable investment securities	(108,451)	(120,288)
Acquisitions of equipment and leasehold improvements	(6,612)	(6,726)

Net cash provided by (used in) investing activities	(26,998)	55,463

Cash flows from financing activities:
Proceeds from issuance of common stock	792	2,114
Restricted cash and cash equivalents	4,872	(5,278)

Net cash provided by (used in) financing activities	5,664	(3,164)

Effect of exchange rate changes on cash	(134)	(532)

Net decrease in cash and cash equivalents	(109,927)	(10,509)
Cash and cash equivalents at beginning of period	177,216	40,285

Cash and cash equivalents at end of period	$67,289	$29,776

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,597	$2,880
Cash paid for income taxes	—	3
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized losses on marketable investment securities	(201)	(1,504)
Accrued acquisition of equipment, leasehold improvements and building	1,138	—

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2005.

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

Certain prior year amounts have been reclassified to conform with the current year presentation. The net cash provided by investing activities on the statements of cash flows was increased during the six months ended June 30, 2004 by $1.0 million. As of June 30, 2004 and December 31, 2003, $22.0 million and $23.0 million, respectively, of cash and cash equivalents were reclassified to marketable investment securities. In addition, the change in restricted cash and cash equivalents of $5.3 million for the six months ended June 30, 2004 was reclassified from an operating activity to a financing activity. None of the reclassifications had an impact on our condensed consolidated statements of operations, stockholder’s equity (deficit) or comprehensive income (loss).

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB Opinion No. 25, under which no compensation cost is recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Net loss:
As reported	$(42,162)	$(41,382)	$(87,112)	$(77,033)
Add: Stock based employee compensation expense included in reported net loss	1,288	7,022	1,561	1,202
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,806)	(4,628)	(9,302)	(8,449)

Pro forma	$(45,680)	$(45,308)	$(94,853)	$(84,280)

Net loss per share as reported:
Basic and diluted	$(1.09)	$(1.11)	$(2.24)	$(2.07)

Pro forma:
Basic and diluted	$(1.18)	$(1.22)	$(2.44)	$(2.26)

Net loss, as reported, also included compensation cost of zero for stock-based compensation awards for non-employees for each of the three months ended June 30, 2005 and 2004 and zero and $23,000, respectively, for stock-based compensation awards for non-employees for the six months ended June 30, 2005 and 2004.

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

Potential common shares of approximately 10.6 million and 10.5 million during the six months ended June 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the six months ended June 30, 2005 and 2004, include approximately 5.2 million common shares related to convertible debentures and 5.4 and 5.3 million common shares, respectively, related to stock options.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company recognized non-United States revenue of $45,000 and $48,000, respectively, during the three months ended June 30, 2005 and 2004 and the Company recognized non-United States revenue of $45,000 and $2.0 million, respectively, during the six months ended June 30, 2005 and 2004. Substantially all of the Company’s revenues for the three and six months ended June 30, 2005 were from one licensee of the Company. The majority of the Company’s revenues for the three and six months ended June 30, 2004 were from two licensees. The majority of the Company’s accounts receivable balances as of June 30, 2005 and December 31, 2004 was from one licensee.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities	$439	$(1,366)	$(217)	$(1,428)
Reclassification for realized loss (gain) on marketable investment securities	16	(4)	16	(76)

Net unrealized gain (loss) on marketable investment securities	455	(1,370)	(201)	(1,504)
Foreign currency translation gain (loss)	(78)	107	218	(278)
Net loss	(42,162)	(41,382)	(87,112)	(77,033)

Comprehensive loss	$(41,785)	$(42,645)	$(87,095)	$(78,815)

(5)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of June 30, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(6)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of June 30, 2005, the Company had $9.7 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of Sensipar® by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the

“effective interest-rate” method. Accrued interest on the notes was approximately $1.5 million as of June 30, 2005 which represents the Company’s estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(7)	Income Tax

The Company recorded income tax benefit of $17,000 and $128,000, respectively, for the three months ended June 30, 2005 and 2004 and the Company recorded income tax benefit of $42,000 and $47,000, respectively, for the six months ended June 30, 2005 and 2004. The income tax benefit recorded during the three and six months ended June 30, 2005 and 2004 relates primarily to the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Additionally, during the six months ended June 30, 2004 the Company netted an income tax payment to a foreign jurisdiction upon receipt of a certain milestone payment against the estimated refundable income tax credits. Estimated income tax benefit recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

(9)	Legal Proceedings

From time to time the Company is involved in litigation arising out of its operations. The Company maintains liability insurance, including product liability coverage, in amounts management believes is adequate. The Company is not currently engaged in any legal proceedings that it expects would materially harm its business or financial condition.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to: general economic and market conditions; demand for securities of biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties and dependence on third parties; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks as described below under the caption “Risk Factors.”

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

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current products and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have one U.S. Food and Drug Administration, or FDA, approved product as well as other product candidates in various stages of clinical development and preclinical development. We are also promoting another FDA approved product on behalf of another pharmaceutical company.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen Inc., or Amgen, worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery Company, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin is presently in Phase 3 clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS®. We filed an NDA with the FDA for approval to market PREOS® in the U.S. on May 10, 2005. The FDA has accepted the NDA for PREOS® for review. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its European marketing authorization application, or MAA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. Upon approval, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT®.

We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1 clinical development activities with calcilytic compounds licensed from us for the potential use in osteoporosis. We are also evaluating the potential use of a proprietary compound, isovaleramide, in a variety of central nervous system disorders. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. We believe our activities under this agreement will accelerate our creation of a sales organization in preparation for the commercial launch of PREOS®. We have entered into collaborative research, development and license agreements with AstraZeneca AB, or AstraZeneca, and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through June 30, 2005 of approximately $673.6 million, net of cumulative revenues from research and license agreements of approximately $103.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. The preparation of the PREOS® NDA, commercial manufacturing activities, the build-up of the infrastructure necessary for the commercial launch of PREOS® and the conduct of pre- and post-FDA approval clinical trials with PREOS® will substantially contribute to the operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide and contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS® and teduglutide. We also have other significant research and development efforts in central nervous system disorders, including isovaleramide and our work with AstraZeneca on metabotropic glutamate receptors.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing for the treatment of osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial designed to demonstrate both safety and efficacy of this product candidate, and filed an NDA with the FDA on May 10, 2005. The FDA has accepted the NDA for PREOS® for review. During the three months ended June 30, 2005 and 2004 we incurred $11.0 million and $16.2 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. During the six months ended June 30, 2005 and 2004, we incurred $32.7 million and $40.2 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $311.3 million since we assumed development obligations for this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we submitted an NDA to the FDA in May 10, 2005. The FDA has accepted the NDA for review. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its MAA with the EMEA in March 2005. Because of the ongoing work with respect to the PREOS® program, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. To date, we have not received any revenues from product sales of PREOS®. The risks and uncertainties associated with completing the development of PREOS® on schedule, or at all, include the following:

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	Our ability to secure adequate commercial supplies of PREOS® in order to initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS®.

A failure to obtain marketing approval for PREOS®, secure adequate commercial supplies of PREOS®, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from PREOS®, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed.

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome and Crohn’s disease. We initiated a pivotal Phase 3 study in adults with short bowel syndrome in the first quarter of 2004. A proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease was commenced in October 2003. We have completed enrollment in the Crohn’s study and expect to release top-line results from this study in the first quarter of 2006.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

During the three months ended June 30, 2005 and 2004, we incurred $6.9 million and $6.8 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. During the six months ended June 30, 2005 and 2004, we incurred $10.9 million and $16.4 million, respectively, in research and development of this product candidate. We have incurred costs of approximately $77.5 million since we assumed development obligations of this product candidate under our acquisition of Allelix in December 1999.

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three and six months ended June 30, 2005 and 2004, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2006 unless earlier terminated by AstraZeneca or us upon six months advance written notice. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. We, in conjunction with AstraZeneca, have filed the first investigational new drug application, or IND, with a compound active at mGluRs included in the joint research and development agreement.

During the three months ended June 30, 2005 and 2004, we incurred $1.3 million and $993,000, respectively, in research and development expenses under our collaboration with AstraZeneca. During the six months ended June 30, 2005 and 2004, we incurred $2.3 million and $2.3 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

Isovaleramide and Delucemine for CNS Disorders. Isovaleramide is a proprietary small organic molecule which we are evaluating as a potential treatment for various central nervous system disorders. Preclinical studies have shown that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase 1 clinical trials with isovaleramide to evaluate its safety and tolerability. Our analysis of the data indicates that the drug was safe and well tolerated. We are investigating the potential application of isovaleramide in various central nervous system disorders.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the three months ended June 30, 2005 and 2004, we incurred $2.5 million and $2.3 million, respectively in research and development of isovaleramide, including costs associated with the manufacture of clinical supplies of isovaleramide and during the six months ended June 30, 2005 and 2004 we incurred $4.8 and $4.2 million, respectively, in research and development of isovaleramide.

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

During the three months ended June 30, 2005 and 2004, we incurred $68,000 and $338,000, respectively, in research and development of delucemine and during the six months ended June 30, 2005 and 2004 we incurred $180,000 and $848,000, respectively, in research and development of delucemine.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $2.2 million for the quarter ended June 30, 2005 compared to $443,000 for the quarter ended June 30, 2004. During the three months ended June 30, 2005 and 2004, we recognized $2.1 million and $395,000, respectively, in royalty revenue from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue is due primarily to sales increases in cinacalcet HCl since its launch by Amgen in March 2004.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $255,000 and zero, respectively, during the three months ended June 30, 2005 and June 2004.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $27.7 million for the quarter ended June 30, 2005 from $31.3 million for the comparable period of 2004. The decrease in research and development expenses from the second quarter of 2004 to the second quarter of 2005 was principally due to a $6.1 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, offset by a $1.5 million payment for an intellectual property license fee and a $925,000 increase in the development costs related to advancing our PREOS® and teduglutide programs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $12.5 million for the quarter ended June 30, 2005 from $9.9 million for the quarter ended June 30, 2004. The increase in general and administrative expenses from the three months ended June 30, 2004 to the three months ended June 30, 2005 is due primarily to a $2.9 million increase in market research, educational and commercial activities associated with PREOS® and costs related to the promotion of Kineret®.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. As of December 31, 2004 purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $382,000 during the three months ended June 30, 2004.

Total Other Expense, Net. Our total other expense, net, increased from $292,000 to $3.9 million for the three months ended June 30, 2005 as compared with the same period in the prior year. The increase in total other expense, net, is primarily the result of recording interest expense of $4.5 million for the three months ended June 30, 2005 on our $175.0 million Secured 8.0 percent Notes which were issued in December 2004, offset by additional interest income of $808,000 earned on proceeds from the Secured Notes. A similar expense was not recorded during the three months ended June 30, 2004.

Income Taxes. Our income tax benefit was $17,000 and $128,000, respectively, for the three months ended June 30, 2005 and 2004. The income tax benefit recorded during both periods relates to our estimate of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

Six Months Ended June 30, 2005 and 2004

Revenues. Our revenues were $3.8 million for the six months ended June 30, 2005 compared to $12.5 million for the six months ended June 30, 2004. The decrease in revenues for the six months ended June 30, 2005 as compared with the same period in the prior year is due primarily to milestone payments from licensees earned during the six months ended June 30, 2004. During the six months ended June 30, 2004, we received a $10.0 million milestone payment from Amgen Inc. for the approval of their NDA by the FDA for Sensipar™ in March 2004 and we received a $2.0 million milestone payment from Kirin for the commencement of Phase 3 clinical trials with cinacalcet HCI in Japan. Similar milestones were not earned during the six months ended June 30, 2005. Additionally, during the six months ended June 30, 2005 and 2004, we recognized $3.8 million and $395,000 , respectively, in royalty revenue from Amgen on the sales of cinacalcet HCl.

Cost of Royalties. We recorded cost royalties of $461,000 and zero, respectively, during the six months ended June 30, 2005 and June 30, 2004.

Research and Development. Our research and development expenses decreased to $60.8 million for the six months ended June 30, 2005 from $71.9 million for the comparable period of 2004. The decrease in research and development expenses from the six months ended June 30, 2004 to the six months ended June 30, 2005 was principally due to a $13.3 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, and a $1.6 million decrease in the development costs related to advancing our PREOS® program. The decreases in costs were offset by a $1.5 million payment for an intellectual property license fee, a $371,000 increase in the development costs of advancing our teduglutide clinical program and an overall increase in our research and development overhead, including facility costs, depreciation and personnel related costs.

General and Administrative. Our general and administrative expenses increased to $21.7 million for the six months ended June 30, 2005 from $16.5 million for the six months ended June 30, 2004. The increase in general and administrative expenses from the six months ended June 30, 2004 to the six months ended June 30, 2005 is due primarily to a $4.0 million increase in market research, educational and commercial activities associated with PREOS®, and costs related to the promotion of Kineret®, in addition to a $1.3 million increase in costs related to personnel and other information technology and accounting expenses, including compliance with the Sarbanes Oxley Act of 2002.

Amortization of Purchased Intangibles. Our purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. As of December 31, 2004 purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $776,000 during the six months ended June 30, 2004.

Total Other Expense, Net. Our total other expense, net, increased from $350,000 to $8.0 million for the six months ended June 30, 2005 as compared with the same period in the prior year. The increase in total other expense, net, is primarily the result of recording interest expense of $9.0 million during the six months ended June 30, 2005 on our $175.0 million Secured 8.0 percent Notes which were issued in December 2004 offset by additional interest income of $1.3 million earned on proceeds from the Secured Notes. A similar expense was not recorded during the six months ended June 30, 2004.

Income Taxes. Our income tax benefit was $42,000 for the six months ended June 30, 2005 as compared to $47,000 for the six months ended June 30, 2004. The income tax benefit recorded during the six months ended June 30, 2005 and 2004 relates primarily to our estimate of refundable tax credits from the Canadian province of Quebec from research and development activities performed. Additionally, our income tax benefit during the six months ended June 30, 2004 is offset by an income tax payment we made to a foreign jurisdiction upon receipt of a certain milestone payment.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of June 30, 2005, we had recognized $103.6 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $481.4 million from the sale of equity securities for cash and $355.2 million from the issuance and sale of secured debt and convertible debt for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $239.4 million at June 30, 2005. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of June 30, 2005, we had $9.7 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of cinacalcet HCl by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $1.5 million as of June 30, 2005 which represents our estimate of the redemption premium. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

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

In July 2003, we completed a private placement of $192.0 million of our 3.0% Convertible Notes due June 15, 2008. These convertible notes are referred to in this report as the “Convertible Notes.” Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of June 30, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $88.5 million for the six months ended June 30, 2005 compared to $62.3 million for the six months ended June 30, 2004. The increase in cash used in operating activities during the three months ended June 30, 2005 compared to the same period in the prior year is primarily a result of an increased net loss in the six months ended June 30, 2005, compared with the same period in the prior year. The net loss increased during the six months ended June 30, 2005 due to less revenues recognized under license agreements and increased interest expense associated with our Secured Notes that were issued in December 2004. Additionally, general and administrative expenses increased during the first six months of 2005 compared to the same period in the prior year primarily related to our marketing activities associated with PREOS® as well as commercial activities associated with Kineret®.

Net cash used in investing activities was $27.0 million for the six months ended June 30, 2005 compared to cash provided by investing activities of $55.5 million for the six months ended June 30, 2004. Net cash used in investing activities during the six months ended June 30, 2005 was primarily the result of investing part of the net proceeds from our Secured Notes. Net cash provided by investing activities during the six months ended June 30, 2004 was primarily the result of selling marketable investment securities to fund current operations. Additionally, capital expenditures for the six months ended June 30, 2005 and 2004 were $6.6 million and $6.7 million, respectively. Capital expenditures during the six months ended June 30, 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada, while capital expenditures during the six months ended June 30, 2004 relate primarily to the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah.

Net cash provided by financing activities was $5.7 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $3.2 million for the six months ended June 30, 2004. The increase in cash provided by financing activities primarily relates to the use of restricted cash and cash equivalents to fund the interest expense shortfall on our Secured Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $792,000 and $2.1 million, respectively, of cash during the six months ended June 30, 2005 and 2004. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30, 2005, we have a total commitment of up to $181,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through late-2006. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We do not have on hand sufficient supplies of our product candidates to meet all of our clinical trial requirements and we are dependent on outside manufacturers to provide these supplies on a timely basis. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Our balance sheet reflects net long-lived assets of $8.7 million and net goodwill of $8.9 million as of June 30, 2005.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of June 30, 2005, we have not determined the existence of any indication of impairment to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment to require us to adjust our historical measure of the value of such assets.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS No. 151), an amendment of ARB No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe adoption of SFAS No. 151 will have a material effect on the condensed consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment (SFAS No. 123R), which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107), delaying the required implementation of SFAS No. 123R. Under SAB No. 107, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

We are currently evaluating the requirements of SFAS No. 123R and although we believe the impact to our financial statements will be in a similar range as the amounts presented in the pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on the consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on the condensed consolidated financial position, results of operations or cash flows.

RISK FACTORS

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to Our Business

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. We incurred a net loss of $87.1 million for the six month period ended June 30, 2005 and we reported net losses of $168.3 million, $170.4 million and $86.8 million for the years ended 2004, 2003 and 2002, respectively. As of June 30, 2005 and December 31, 2004, we had an accumulated deficit of approximately $673.6 million and $586.5 million, respectively. To date, our sole revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. Until such notes, with a carrying value of $175.0 million at June 30, 2005, are paid in full, all royalties from Amgen will go to repay the loan and related interest and not to us. If the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cashflows from future royalty payments from Amgen on sales of cinacalcet HCl. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS® and cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

If funding is insufficient at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS® and teduglutide, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through at least mid-2006. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are substantially dependent on our ability to obtain regulatory approval to market PREOS®. Our business will be materially harmed and our stock price may be adversely affected if regulatory approval is not obtained with respect to this product candidate.

In May 2005 we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. The FDA has accepted the NDA for review. In March 2005, our corporate licensee, Nycomed, filed an MAA with the EMEA seeking approval to market PREOS® in Europe. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. In order to obtain the necessary regulatory approvals, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that this product is both safe and efficacious. We believe the results of the pivotal Phase 3 clinical trial demonstrated safety and efficacy with respect to PREOS®. However, there is no assurance that the FDA or the EMEA will accept the results of those studies and determine that the applicable regulatory requirements for approval have been met. The FDA may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process for us. Our corporate licensee, Nycomed, has assumed responsibility for obtaining regulatory approval to market PREOS® in Europe. We are dependent on their efforts in this area. If we or Nycomed fail to successfully obtain regulatory approvals for PREOS®, or face delays, our business will be materially harmed and our stock price may be adversely affected.

We are entirely dependent on the efforts of Nycomed to develop and market PREOS® in Europe. If Nycomed does not devote adequate resources to the development and marketing of PREOS® in Europe or if Nycomed is not successful in its efforts, our sales of PREOS® in Europe will be reduced, our profitability will be delayed and our stock price adversely affected.

We have licensed to Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed has also assumed responsibility to obtain regulatory approval to market PREOS® in Europe. If Nycomed is not able to obtain regulatory approval to market PREOS® in Europe in a timely manner or at all, or if it does not devote adequate resources to the development and marketing of PREOS® in Europe then European sales of PREOS® will be negatively impacted which will adversely affect our profitability and stock price.

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

We do not have manufacturing facilities to produce sufficient supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS® to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our clinical requirements. The technology transfer process at BI has been completed, and initial manufacturing runs completed. We expect BI to be able to produce sufficient bulk drug supplies of active pharmaceutical ingredient of PREOS® on a timely basis. We also depend on Vetter Pharma-Fertigung GmbH Co KG, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” part of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of this proprietary technology. We expect Vetter to be able to produce sufficient quantities of finished supplies of PREOS® to support further clinical trials and the commercial launch of PREOS®. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS®, regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS®. If Vetter is unable to produce finished supplies of PREOS® in required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

We will be required to establish comparability between the finished drug product used in the conduct of our clinical trials and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI and SynCo. FDA and comparable foreign regulatory approvals will be required. Both BI and SynCo will be required to pass regulatory inspections by the FDA and other comparable foreign regulatory agencies. Failure by one or both of them to pass these inspections would result in a delay in the approval of our PREOS® NDA.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone current and planned clinical trials with those product candidates.

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

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with other pharmaceutical companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl, PREOS®, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether.

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

If the agreement with Amgen to promote Kineret® is terminated prior to its initial term, our profitability will be adversely impacted and our efforts to develop a sales force prior to the commercial launch of PREOS® will be delayed.

We have entered into an agreement with Amgen to promote Amgen’s FDA approved drug Kineret®. Amgen may terminate the agreement on our breach or on the occurrence of other events. If the agreement is terminated prior to expiration of its initial term our expected revenues from our promotional efforts will be reduced and we may have to bear the cost of the Kineret® sales force with no corresponding revenue. Additionally, we expect that our efforts to promote Kineret® will assist in the creation of a sales force to launch PREOS®, if approved. Should any or all of these events occur, our profitability will be delayed and our stock price adversely affected.

Because we have never marketed, sold or distributed a product, we may be unable to successfully market and sell our products and generate revenues.

We have recruited and continue to recruit sales, marketing, market research and product planning personnel. However, we still require additional sales, marketing and distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if the FDA grants approval for the commercialization of PREOS® we will be unable to introduce the product to market without developing these capabilities internally or establishing a marketing collaboration with a company with those resources. We have begun to develop our internal sales and marketing force. We have entered into an agreement with Ventiv Pharma Services, or Ventiv, to assist in the creation of a salesforce to promote Kineret® under our agreement with Amgen. We expect that our promotional efforts with Kineret and our relationship with Ventiv will assist in the creation of a sales force to promote PREOS® We cannot assure you that we will be successful in our efforts to establish this force. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we have begun to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to PREOS®. The determination of our commercialization strategy with respect to PREOS® and other product candidates will depend on a number of factors, including:

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

Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, is currently being marketed in the United States and Europe by Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS® is approved by the FDA, it will compete directly with Forteo and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators.

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

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We registered the “PREOS” trademark with the United States Patent and Trademark Office. A third party may assert a claim that the PREOS mark is confusingly similar to its mark, and such claims or the failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS®, which could cause us to incur additional expense or delay its introduction to market.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our product candidates, including PREOS® and teduglutide. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.

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

We depend heavily on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. We have operations in Salt Lake City, Utah, Parsipanny, New Jersey, Mississauga, Ontario and Toronto, Ontario. We also have executive officers at each of these locations.

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

Our cash flow may not be sufficient to cover interest payments on the 3% Convertible Notes due 2008 or to repay the notes at maturity.

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

Royalty and milestone revenues received from Amgen on sales of cinacalcet HCl may not be sufficient to cover the interest and/or principle payments on the Secured 8.0% Notes due March 30, 2017. As a result, we would have to either make such payments out of available cash resources or risk forfeiture of certain royalty and related rights under the Amgen agreement.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, the Secured Notes. The Secured Notes are non-recourse to us and are secured by certain royalty and related rights of the company under our agreement with Amgen. Additionally, the principal sources for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen. If the revenues received from Amgen are insufficient to cover the interest and other payments due under the Secured Notes we would have to either make the payments out of available cash resources or forfeit our rights to royalties and other rights under the Amgen agreement. If we elect to make the payments our cash resources would be significantly reduced and we may not have sufficient cash resources to fund our programs and operations. If we do not make the payments due under the Secured Notes then we risk losing the future revenue stream from Amgen for sales of cinacalcet HCl which could adversely effect future cash resources and we would lose rights to the technology licensed to Amgen under the Amgen agreement.

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

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euro dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar from the June 30, 2005 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 12 2005. The stockholders approved all proposals by the votes specified below:

Proposal One: To elect eleven (11) members of the Board of Directors as set forth in the Company’s Proxy Statement.

Nominees	For	Withheld
Michael W. Bonney	33,544,765	572,308
Santo J. Costa	32,322,091	1,794,982
John R. Evans	33,442,233	674,840
James G. Groninger	33,312,225	804,848
Hunter Jackson	28,461,377	5,655,696
Joseph Klein, III	32,253,492	1,863,581
Donald E. Kuhla	33,547,891	569,182
Thomas N. Parks	32,154,941	1,962,132
Rachel R. Selisker	33,544,273	572,800
Calvin R. Stiller	33,549,489	567,584
Peter G. Tombros	33,274,991	842,082

Proposal Two: To increase by 350,000 shares the aggregate number of shares of common stock reserved for issuance under the NPS Pharmaceuticals, Inc. 1994 Employee Stock Purchase Plan.

For: 24,804,792    Against: 1,146,068    Abstain: 39,125

Proposal Three: To approve the NPS Pharmaceuticals, Inc. 2005 Omnibus Incentive Plan and the reservation of 2,700,000 shares of common stock for issuance under the plan.

For: 20,231,945    Against: 5,725,530    Abstain: 32,510

Proposal Four: To ratify the appointment of KPMG LLP as independent auditors for the Company for its fiscal year ending December 31, 2005.

For: 32,966,152    Against: 1,117,867    Abstain: 33,054

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: July 26, 2005	By:	/s/ Hunter Jackson
Hunter Jackson, President
Chief Executive Officer and Chairman of the Board

Date: July 26, 2005	By:	/s/ Gerard J. Michel
Gerard J. Michel
Chief Financial Officer and Vice President, Corporate Development
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer