Form 10-K/A
period 2004-12-31
NPS PHARMACEUTICALS INC
filed 2005-09-12
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A
AMENDMENT No. 1

_________________

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

Commission File Number 0-23272

_________________

NPS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

_________________

Delaware	87-0439579
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
383 Colorow Drive, Salt Lake City, Utah	84108-1256
(Address of Principal Executive Offices)	(Zip Code)

(801) 583-4939
(Registrant's Telephone Number, Including Area Code)

_________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Preferred Stock Purchase Rights

_________________

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  |X|    NO  |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act 12b-2):    YES  |X|    NO  |_|

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $765,988,734 as of June 30, 2004, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market on such date.

        As of September 9, 2005 there were 38,939,033 shares of Common Stock, par value $0.001 per share, outstanding.

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A for NPS Pharmaceuticals, Inc. for the year ending December 31, 2004 is being filed to amend and restate the item described below contained in our Annual Report on Form 10-K for such period originally filed with the Securities and Exchange Commission on March 8, 2005.

        This Amendment No. 1 amends Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, we are revising the paragraph entitled “Research and Development” under the Results of Operations section of such Item 7 to correct clerical errors in certain previously reported changes from fiscal 2004 compared to fiscal 2003 in research and development expenses among our various programs including our PREOS®, teduglutide and CNS development programs. Overall research and development expenses for 2004 and 2003 are not effected by these revisions and remain unchanged.

        Pursuant to SEC Rule 12b-15, this Form 10-K/A sets forth the complete text of each item of Form 10-K listed above as amended, omits items of the original Form 10-K filed on March 8, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

        In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 8, 2005, or modify or update the disclosures presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

PART II

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

        Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical and pre-clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses increased to $143.1 million in 2004 from $118.2 million in 2003. Research and development expenses increased from 2003 to 2004 principally due to a $5.2 million increase in the development costs of advancing our teduglutide clinical program, a $21.8 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS and a $7.0 million increase in the development costs of our central nervous system programs offset by a $11.9 million decrease in the development costs of our PREOS clinical program, including personnel related costs.

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

        The following represents the contractual obligations of the Company as of December 31, 2004 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$23.0	$1.6	$3.9	$2.5	$15.0
Purchase Commitments (1)	155.9	86.1	69.8	--	--
Convertible Notes Payable	192.0	--	--	192.0	--
Interest on Convertible Notes Payable	20.2	5.8	11.5	2.9	--
Secured Notes Payable (2)	175.0	--	9.5	58.1	107.4
Interest on Secured Notes Payable (2)	87.9	14.3	28.4	27.3	17.9

(1)	Purchase obligations primarily represent commitments for services ($48.9 million), manufacturing agreements ($95.7 million), building construction ($7.1 million) and other research and purchase commitments ($4.2 million).
(2)	Amounts shown as contractual commitments under our Secured Notes payable represent our estimate of expected principal repayment based on anticipated cinacalcet HCl royalty income. Additionally amounts shown in interest on Secured Notes include our expected premium redemption payment based on cinacalcet HCl royalty income levels.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this amended Annual Report on Form 10-K/A.

3. Exhibits.

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

(b) See Exhibits listed under Item 15(a)(3).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended Annual Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.
Date :September 12, 2005	By: /s/ HUNTER JACKSON
Hunter Jackson,
President and Chief Executive Officer

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