Form 10-Q
period 2005-09-30
NPS PHARMACEUTICALS INC
filed 2005-11-04
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 1, 2005
Common Stock $.001 par value	45,963,861

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$89,881	$177,216
Marketable investment securities	192,188	152,469
Restricted cash and cash equivalents	6,726	15,052
Accounts receivable	5,052	1,424
Other current assets	4,191	3,330

Total current assets	298,038	349,491

Restricted cash and cash equivalents	6,509	4,385
Plant and equipment:
Land	555	540
Building	16,565	1,562
Equipment	19,288	17,361
Leasehold improvements	10,999	4,769

	47,407	24,232
Less: accumulated depreciation and amortization	15,318	13,371

	32,089	10,861
Construction-in-progress	—	13,679

Net plant and equipment	32,089	24,540

Goodwill, net of accumulated amortization	9,291	9,031
Debt issuance costs, net of accumulated amortization	8,115	9,887
Other assets	131	151

	$354,173	$397,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$22,063	$29,278
Accrued expenses and other liabilities	8,784	4,970
Accrued research and development expenses	6,622	5,613
Accrued income taxes	—	3,281
Deferred revenues	2,211	—

Total current liabilities	39,680	43,142
Notes payable	367,000	367,000
Other liabilities	2,372	132

Total liabilities	409,052	410,274

Stockholders’ equity (deficit):
Common stock	46	39
Additional paid-in capital	661,098	578,268
Deferred compensation	(1,655)	(2,527)
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(864)	(329)
Foreign currency translation	(1,578)	(1,759)
Accumulated deficit	(711,926)	(586,481)

Total stockholders’ deficit	(54,879)	(12,789)

	$354,173	$397,485

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from research and license agreements	$4,700	$710	$8,517	$13,163

Operating expenses:
Cost of royalties	334	105	795	105
Research and development	27,399	32,204	88,207	104,141
General and administrative	11,271	7,074	32,944	23,544
Amortization of purchased intangibles	—	396	—	1,172

Total operating expenses	39,004	39,779	121,946	128,962

Operating loss	(34,304)	(39,069)	(113,429)	(115,799)

Other income (expense):
Interest income	2,007	1,242	6,017	3,918
Interest expense	(6,195)	(1,687)	(18,826)	(5,156)
Gain (loss) on sale of marketable investment securities	1	1	(15)	77
Foreign currency transaction gain	79	204	587	488
Other	76	68	176	151

Total other expense	(4,032)	(172)	(12,061)	(522)

Loss before income tax benefit	(38,336)	(39,241)	(125,490)	(116,321)
Income tax benefit	3	71	45	118

Net loss	$(38,333)	$(39,170)	$(125,445)	$(116,203)

Basic and diluted net loss per common and potential common share	$(0.95)	$(1.02)	$(3.19)	$(3.08)

Weighted average common and potential common shares outstanding - basic and diluted	40,300	38,589	39,314	37,677

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(125,445)	$(116,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,268	4,796
Realized loss (gain) on sale of marketable investment securities	15	(77)
Issuance of common stock in lieu of cash for services	31	804
Compensation expense on equity awards	3,208	1,400
Decrease (increase) in operating assets:
Accounts receivable	(3,626)	(688)
Other current assets and other assets	(790)	(1,701)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(1,495)	8,410
Accrued income taxes	(3,230)	(321)
Deferred revenues	2,116	(11)

Net cash used in operating activities	(124,948)	(103,591)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	140,497	254,964
Purchases of marketable investment securities	(181,416)	(187,225)
Acquisitions of plant and equipment	(8,377)	(10,875)

Net cash provided by (used in) investing activities	(49,296)	56,864

Cash flows from financing activities:
Proceeds from issuance of common stock	80,470	42,906
Restricted cash and cash equivalents	6,202	(5,277)

Net cash provided by (used in) financing activities	86,672	37,629

Effect of exchange rate changes on cash	237	(369)

Net decrease in cash and cash equivalents	(87,335)	(9,467)
Cash and cash equivalents at beginning of period	177,216	40,285

Cash and cash equivalents at end of period	$89,881	$30,818

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,567	$2,880
Cash paid for income taxes	3,607	203
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized losses on marketable investment securities	(535)	(1,207)
Accrued acquisition of plant and equipment	631	1,764

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2005.

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

Certain prior year amounts have been reclassified to conform with the current year presentation. The net cash provided by investing activities on the statements of cash flows was decreased during the nine months ended September 30, 2004 by $2.5 million. As of September 30, 2004 and December 31, 2003, $25.8 million and $23.0 million, respectively, of cash and cash equivalents were reclassified to marketable investment securities. In addition, the change in restricted cash and cash equivalents of $5.3 million for the nine months ended September 30, 2004 was reclassified from an operating activity to a financing activity. For the nine months ended September 30, 2004, $1.8 million in accrued acquisition of plant and equipment was reclassified as non-cash investing and financing activities. None of the reclassifications had an impact on our condensed consolidated statements of operations, stockholder’s equity (deficit) or comprehensive loss.

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB Opinion No. 25, under which no compensation cost is recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net loss:
As reported	$(38,333)	$(39,170)	$(125,445)	$(116,203)
Add: Stock based employee compensation expense included in reported net loss	1,647	175	3,208	1,377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,956)	(4,858)	(13,258)	(13,307)

Pro forma	$(40,642)	$(43,853)	$(135,495)	$(128,133)

Net loss per share as reported:
Basic and diluted	$(0.95)	$(1.02)	$(3.19)	$(3.08)

Pro forma:
Basic and diluted	$(1.01)	$(1.14)	$(3.45)	$(3.40)

Net loss, as reported, also included compensation cost of $23,000 for stock-based compensation awards for non-employees for the nine months ended September 30, 2004. The Company did not have any stock-based awards for non-employees for either the three months ended September 30, 2005 or 2004, and did not have any stock-based awards for non-employees during the nine months ended September 30, 2005.

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

Potential common shares of approximately 10.7 million and 10.4 million during the nine months ended September 30, 2005 and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the nine months ended September 30, 2005 and 2004, include approximately 5.2 million common shares related to convertible debentures and 5.5 million and 5.2 million common shares, respectively, related to stock options.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company did not recognize any non-United States revenue during the three months ended September 30, 2005 and 2004. The Company recognized non-United States revenue of $35,000 and $2.0 million, respectively, during the nine months ended September 30, 2005 and 2004. Substantially all of the Company’s revenues for the three and nine months ended September 30, 2005 were from one licensee of the Company. The majority of the Company’s revenues for the three and nine months ended September 30, 2004 were from two licensees. The majority of the Company’s accounts receivable balances as of September 30, 2005 and December 31, 2004 was from one licensee.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities	$(333)	$298	$(550)	$(1,130)
Reclassification for realized loss (gain) on marketable investment securities	(1)	(1)	15	(77)

Net unrealized gain (loss) on marketable investment securities	(334)	297	(535)	(1,207)
Foreign currency translation gain (loss)	(37)	(417)	181	(695)
Net loss	(38,333)	(39,170)	(125,445)	(116,203)

Comprehensive loss	$(38,704)	$(39,290)	$(125,799)	$(118,105)

(5)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of September 30, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the SEC covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(6)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured

Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of September 30, 2005, the Company had $8.4 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of Sensipar® by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $2.3 million as of September 30, 2005 which represents the Company’s estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(7)	Capital Stock

In September 2005, the Company completed a public offering of 7.0 million shares of its common stock at $11.35 per share, with net proceeds to the Company of approximately $78.7 million after deducting offering costs of $797,000. The shares were offered under a shelf registration statement filed by the Company with the SEC on August 22, 2005, and declared effective September 7, 2005.

(8)	Income Tax

The Company recorded income tax benefit of $3,000 and $71,000, respectively, for the three months ended September 30, 2005 and 2004 and the Company recorded income tax benefit of $45,000 and $118,000, respectively, for the nine months ended September 30, 2005 and 2004. The income tax benefit recorded during the three and nine months ended September 30, 2005 and 2004 relates primarily to the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Additionally, during the nine months ended September 30, 2004 the Company netted an income tax payment to a foreign jurisdiction upon receipt of a certain milestone payment against the estimated refundable income tax credits. Estimated income tax benefit recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(9)	Commitments and Contingencies

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

(10)	Legal Proceedings

From time to time the Company is involved in litigation arising out of its operations. The Company maintains liability insurance, including product liability coverage, in amounts management believes is adequate. The Company is not currently engaged in any legal proceedings that it expects would materially harm its business or financial condition.

(11)	Subsequent Events

On October 31, 2005, the Company entered into an employment agreement with N. Anthony Coles, M.D., under which Dr. Coles will be appointed to serve as Chief Operating Officer, or COO, and President of the Company effective November 2, 2005. The employment agreement provides that Dr. Coles will receive an annual base salary of $450,000. Dr. Coles, as President and COO, will receive annual long-term incentive target awards with an annual value, based on the fair value of the equity award of $600,000. The Company also agreed to make the following one-time cash payments or awards on his appointment date: a one-time up-front cash payment of $200,000; 180,000 restricted stock units, which will vest over five years; 150,000 stock settled stock appreciation rights, or SARs; and 150,000 non-qualified stock options, or NQSOs. Additionally, no later than May 11, 2006, the Company will make an additional grant of 200,000 non-performance based NQSOs to Dr. Coles, or such other equity vehicle, as permitted under the 2005 Omnibus Incentive Plan. The SARs and the NQSOs will vest consistent with the terms of the Company’s stock option plan.

In October 2005, the Company entered into an agreement with Allergan, Inc. to promote Restasis®, an ophthalmic product approved for the treatment of keratoconjunctivitis sicca, or dry eye, exclusively to rheumatologists in the United States. Under the terms of the agreement, Allergan is required to supply product, promotional materials, training and other support to the Company. The Company is required to promote Restasis® to rheumatologists with a minimum number of sales representatives, make a minimum number of sales calls during the term of the agreement and spend a minimum annual amount on promotional expenses during the term of the agreement. The Company will receive a percentage of the incremental sales of Restasis® generated through its promotional activities. The agreement has an initial term of four years, with a one-year extension provision upon the mutual consent of the parties.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to: general economic and market conditions; demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties, including the ability of our contract manufacturers to make product to our specifications, risks inherent in scaling up to commercial quantities and dependence on third parties; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks as described below under the caption “Risk Factors.”

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

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current products and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have one U.S. Food and Drug Administration, or FDA, approved product, one product candidate presently undergoing regulatory review for approval to market in the U.S. and Europe, as well as other product candidates in various stages of clinical development and preclinical development. We are also promoting two FDA approved products on behalf of two other pharmaceutical companies.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S. and in the European Union, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen Inc., or Amgen, worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea,

Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery Company, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin is presently in Phase 3 clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial with PREOS®. In May 2005, we filed a New Drug Application or NDA, with the FDA seeking approval to market PREOS® in the U.S. The FDA has accepted the NDA for PREOS® for review. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its European marketing authorization application, or MAA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. Upon approval, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT®.

We are conducting a pivotal Phase 3 clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and are also conducting a proof-of-concept Phase 2 clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase 1 clinical development activities with calcilytic compounds licensed from us for potential use in osteoporosis. We are also evaluating the potential use of a proprietary compound, isovaleramide, in a variety of central nervous system disorders. In October 2005, we entered into an agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. Additionally, in August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. We believe our activities under these agreements will provide us the opportunity to develop and train our sales organization as we prepare for the commercial launch of PREOS®. We have entered into collaborative research, development and license agreements with AstraZeneca AB and Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson, with respect to certain other of our product development programs.

We have incurred cumulative losses from inception through September 30, 2005 of approximately $711.9 million, net of cumulative revenues from research and license agreements of approximately $108.3 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Commercial manufacturing activities for PREOS®, the build-up of the infrastructure necessary for the commercial launch of PREOS® and the conduct of pre- and post-FDA approval clinical trials with PREOS® will substantially contribute to our operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide; clinical manufacturing for teduglutide; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS® and teduglutide. We also have other significant research and development efforts in central nervous system disorders, including isovaleramide and our work with AstraZeneca on metabotropic glutamate receptors.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. We have successfully completed a pivotal Phase 3 clinical trial of this product candidate, and filed an NDA with the FDA in May 2005. The FDA has accepted the NDA for PREOS® for review. During the three months ended September 30, 2005 and 2004 we incurred $11.1 million and $17.3 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. During the nine months ended September 30, 2005 and 2004, we incurred $42.2 million and $57.5 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $322.4 million since we assumed development obligations for this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we submitted an NDA to the FDA in May 2005. The FDA has accepted the NDA for review. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its MAA with the EMEA in March 2005. Because of the ongoing work with respect to the PREOS® program, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. To date, we have not received any revenues from product sales of PREOS®. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, include the following:

•	We may be unable to obtain regulatory approval of the drug or be unable to obtain such approval on a timely basis;

•	We may be unable to secure adequate commercial supplies of PREOS® in order to initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS®.

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

During the three months ended September 30, 2005 and 2004, we incurred $8.7 million and $5.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. During the nine months ended September 30, 2005 and 2004, we incurred $19.6 million and $22.1 million, respectively, in research and development of this product candidate. We have incurred costs of approximately $86.2 million since we assumed development obligations of this product candidate under our acquisition of Allelix in December 1999.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit a NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the ongoing work with respect to the pivotal Phase 3 trial in adults with short bowel syndrome, the early stage of the clinical trials for the treatment of Crohn’s disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

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

Central Nervous System Disorders

Most of the remaining research and development expenses for the three and nine months ended September 30, 2005 and 2004, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called, metabotropic glutamate receptors, or mGluRs. We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as chronic pain. Additionally, animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of gastrointestinal disorders such as gastroesophageal reflux disease, or GERD.

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2006. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. AstraZeneca is engaged in Phase 1 clinical development activities with a compound active at mGluRs licensed from us.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

During the three months ended September 30, 2005 and 2004, we incurred $949,000 and $1.0 million, respectively, in research and development expenses under our collaboration with AstraZeneca. During the nine months ended September 30, 2005 and 2004, we incurred $3.3 million and $3.2 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

Isovaleramide and Delucemine for CNS Disorders. Isovaleramide is a small organic molecule which we are evaluating as a potential treatment for various central nervous system disorders. Preclinical studies have shown that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase 1 clinical trials with isovaleramide to evaluate its safety and tolerability. Our analysis of the data indicates that the drug was safe and well tolerated. We are investigating the potential application of isovaleramide in various central nervous system disorders.

During the three months ended September 30, 2005 and 2004, we incurred $2.1 million and $3.8 million, respectively in research and development of isovaleramide, including costs associated with the manufacture of clinical supplies of isovaleramide and during the nine months ended September 30, 2005 and 2004 we incurred $6.9 and $8.0 million, respectively, in research and development of isovaleramide.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

Delucemine is a novel compound for which we originally pursued development for the potential treatment of stroke. This compound targets NMDA receptor-operated calcium channels that are activated by the neurotransmitter glutamate. The compound also has appreciable activity as a serotonin reuptake inhibitor. Published research has suggested that glutamate may play a role in the development of depression. We are evaluating alternatives for the future development of this compound.

During the three months ended September 30, 2005 and 2004, we incurred $29,000 and $360,000, respectively, in research and development of delucemine and during the nine months ended September 30, 2005 and 2004 we incurred $209,000 and $1.1 million, respectively, in research and development of delucemine.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $4.7 million for the quarter ended September 30, 2005 compared to $710,000 for the quarter ended September 30, 2004. Substantially all of our revenues during the three months ended September 30, 2005 and 2004 relate to royalty revenue earned from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in the royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain cumulative sales thresholds.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $334,000 and $105,000, respectively, during the three months ended September 30, 2005 and September 2004.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical studies and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $27.4 million for the quarter ended September 30, 2005 from $32.2 million for the comparable period of 2004. The decrease in research and development expenses from the third quarter of 2004 to the third quarter of 2005 was principally due to a $9.1 million decrease in the development costs related to advancing our PREOS® program, a $1.1 million decrease in the development costs related to advancing our teduglutide program, and a $2.1 million decrease in the costs of advancing our central nervous system disorders programs offset by a $6.9 million increase in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®. Additionally, we had an overall increase in our research and development overhead, including facility costs, depreciation and personnel related costs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities for our product candidates. Our general and administrative expenses increased to $11.3 million for the quarter ended September 30, 2005 from $7.1 million for the quarter ended September 30, 2004. The increase in general and administrative expenses from the three months ended September 30, 2004 to the three months ended September 30, 2005 is due primarily to a $3.8 million increase in market research, educational and commercial activities, including personnel costs, associated with PREOS® and costs related to the promotion of Kineret®.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. As of December 31, 2004 purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $396,000 during the three months ended September 30, 2004.

Total Other Expense, Net. Our total other expense, net, increased from $172,000 to $4.0 million for the three months ended September 30, 2005 as compared with the same period in the prior year. The increase in total other expense, net, is primarily the result of recording interest expense of $4.5 million for the three months ended September 30, 2005 on our $175.0 million Secured Notes which were issued in December 2004, offset by additional interest income of $765,000. A similar interest expense was not recorded during the three months ended September 30, 2004.

Income Taxes. Our income tax benefit was $3,000 and $71,000, respectively, for the three months ended September 30, 2005 and 2004. The income tax benefit recorded during both periods relates to our estimate of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

Nine Months Ended September 30, 2005 and 2004

Revenues. Our revenues were $8.5 million for the nine months ended September 30, 2005 compared to $13.2 million for the nine months ended September 30, 2004. The decrease in revenues for the nine months ended September 30, 2005 as compared with the same period in the prior year is due primarily to milestone payments from licensees earned during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we received a $10.0 million milestone payment from Amgen Inc. for the approval of their NDA by the FDA for Sensipar® and we received a $2.0 million milestone payment from Kirin for the commencement of Phase 3 clinical trials with cinacalcet HCl in Japan. Similar milestones were not earned during the nine months ended September 30, 2005. Additionally, during the nine months ended September 30, 2005 and 2004, we recognized $8.5 million and $1.1 million, respectively, in royalty revenue from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in the royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain cumulative sales thresholds.

Cost of Royalties. We recorded cost royalties of $795,000 and $105,000, respectively, during the nine months ended September 30, 2005 and September 30, 2004 under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl.

Research and Development. Our research and development expenses decreased to $88.2 million for the nine months ended September 30, 2005 from $104.1 million for the comparable period of 2004. The decrease in research and development expenses from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 was principally due to a $6.0 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, a $10.9 million decrease in the clinical development costs related to advancing our PREOS® program, a $805,000 decrease in the clinical development costs related to advancing our teduglutide program, and a $2.2 million decrease in the development costs of advancing our central nervous system disorder programs, offset by $1.8 million in severance and retirement benefits, of which $1.3 million related to a non-cash expense for stock option modifications, and a $1.3 million increase in personnel costs due to changes in our compensation plan structure.

General and Administrative. Our general and administrative expenses increased to $33.0 million for the nine months ended September 30, 2005 from $23.5 million for the nine months ended September 30, 2004. The increase in general and administrative expenses from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is due primarily to a $7.9 million increase in market research, educational and commercial activities, including personnel costs, associated with PREOS® and costs related to the promotion of Kineret®. Additionally, we had a $1.7 million increase in administrative personnel costs related to new hires, severance benefits, and other costs related to changes in our compensation plan structure.

Amortization of Purchased Intangibles. Our purchased intangibles originated with our December 1999 acquisition of Allelix Biopharmaceuticals, Inc. As of December 31, 2004 purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $1.2 million during the nine months ended September 30, 2004.

Total Other Expense, Net. Our total other expense, net, increased from $522,000 to $12.1 million for the nine months ended September 30, 2005 as compared with the same period in the prior year. The increase in total other expense, net, is primarily the result of recording interest expense of $13.5 million during the nine months ended September 30, 2005 on our $175.0 million Secured Notes which were issued in December 2004 offset by additional interest income of $2.1 million. A similar interest expense was not recorded during the nine months ended September 30, 2004.

Income Taxes. Our income tax benefit was $45,000 for the nine months ended September 30, 2005 as compared to $118,000 for the nine months ended September 30, 2004. The income tax benefit recorded during the nine months ended September 30, 2005 and 2004 relates primarily to our estimate of refundable tax credits from the Canadian province of Quebec from research and development activities performed. Additionally, our income tax benefit during the nine months ended September 30, 2004 is offset by an income tax payment we made to a foreign jurisdiction upon receipt of a certain milestone payment.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of September 30, 2005, we had recognized $108.3 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $561.1 million from the issuance and sale of equity securities for cash and $355.2 million from the issuance and sale of secured debt and convertible debt for cash. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $282.1 million at September 30, 2005. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In October 2005, we entered into an agreement with Allergan, Inc. to promote Restasis®, an ophthalmic product approved for the treatment of keratoconjunctivitis sicca, or dry eye, exclusively to rheumatologists in the United States. Under the terms of the agreement, Allergan is required to supply to us product, promotional materials, training and other support. We are required to promote Restasis® to rheumatologists with a minimum number of sales representatives, make a minimum number of calls during the term of the agreement and spend a minimum annual amount on promotional expenses during the term of the agreement. We will receive a percentage of the incremental sales of Restasis® generated through our promotional activities. The agreement has an initial term of four years, with a one-year extension provision upon the mutual consent of the parties.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of September 30, 2005, we had $8.4 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.2% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.2% of outstanding principal, depending on the preceding four quarters’ sales of cinacalcet HCl by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $2.3 million as of September 30, 2005 which represents our estimate of the redemption premium. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

In August 2004, we entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to us in our promotional efforts. We are required to promote Kineret® with a minimum number of sales representatives during the term of the agreement. We began promoting Kineret® in March 2005. We will receive a percentage of incremental Kineret® revenues. The agreement has an initial term of two years following promotion commencement and will automatically renew on an annual basis for successive one-year terms unless either party provides notice of non-renewal to the other party not less than 90 days prior to the then-current term.

In July 2003, we completed a private placement of $192.0 million of our 3.0% Convertible Notes due June 15, 2008. These convertible notes are referred to in this report as the “Convertible Notes.” Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of September 30, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

Net cash used in operating activities was $124.9 million for the nine months ended September 30, 2005 compared to $103.6 million for the nine months ended September 30, 2004. The increase in cash used in operating activities during the nine months ended September 30, 2005 compared to the same period in the prior year is primarily a result of an increased net loss in the nine months ended September 30, 2005, compared with the same period in the prior year. The net loss increased $9.2 million during the nine months ended September 30, 2005 compared to the same period in the prior year due primarily to less revenues recognized under license agreements, increase marketing expenses associated with PREOS® and increased interest expense associated with our Secured Notes that were issued in December 2004. Additionally, our accounts receivable balances increased during 2005 relating primarily to amounts owed by Amgen for cinacalcet HCl sales.

Net cash used in investing activities was $49.3 million for the nine months ended September 30, 2005 compared to cash provided by investing activities of $56.9 million for the nine months ended September 30, 2004. Net cash used in investing activities during the nine months ended September 30, 2005 was primarily the result of investing the net proceeds from our Secured Notes as well as investing part of the proceeds from our equity offering that occurred in September 2005. Net cash provided by investing activities during the nine months ended September 30, 2004 was primarily the result of selling marketable investment securities to fund current operations. Additionally, capital expenditures for the nine months ended September 30, 2005 and 2004 were $8.4 million and $10.9 million, respectively. Capital expenditures during the nine months ended September 30, 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada, while capital expenditures during the nine months ended September 30, 2004 relate primarily to the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah.

Net cash provided by financing activities was $86.7 million for the nine months ended September 30, 2005 compared to $37.6 million for the nine months ended September 30, 2004. The increase in cash provided by financing activities during the nine months ended September 30, 2005 primarily relates to the sale of 7.0 million shares of NPS common stock for net proceeds of $78.7 million and the use of restricted cash and cash equivalents to fund the interest expense shortfall on our Secured Notes. Cash provided by financing activities for the nine months ended September 30, 2004, was primarily the result of net proceeds from the sale of 1.33 million shares of NPS common stock to Nycomed of $39.9 million. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $1.8 million and $3.0 million, respectively, of cash during the nine months ended September 30, 2005 and 2004. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2005, we have a total commitment of up to $1.8 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2006. Additionally, we have entered into long-term agreements with certain manufacturers, contract research organizations, and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

In September 2005, we completed construction of leasehold improvements on approximately 58,000 square feet of laboratory, support and administrative space in the MaRS Discovery District in downtown Toronto, Ontario. Leasehold improvement costs were approximately $8.5 million. In January 2005, we completed the construction of a 90,000 square foot building consisting of administrative offices and scientific laboratories in Research Park of the University of Utah in Salt Lake City, Utah. Construction costs were approximately $15.0 million.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through 2006. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to manufacture our products in accordance with our specifications and/or supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Our balance sheet reflects net long-lived assets of $40.3 million and net goodwill of $9.3 million on September 30, 2005.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of September 30, 2005, we have not determined the existence of any indication of impairment to require us to adjust our historical measure of value of such assets.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on the condensed consolidated financial position, results of operations or cash flows.

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

With the exception of 1996, we have not been profitable since our inception in 1986. We incurred a net loss of $125.4 million for the nine month period ended September 30, 2005 and we reported net losses of $168.3 million, $170.4 million and $86.8 million for the years ended 2004, 2003 and 2002, respectively. As of September 30, 2005 and December 31, 2004, we had an accumulated deficit of approximately $711.9 million and $586.5 million, respectively. To date, our sole revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. Until such notes, with a carrying value of $175.0 million at September 30, 2005, are paid in full, all royalties from Amgen will go to repay the loan and related interest and not to us. If the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cashflows from future royalty payments from Amgen on sales of cinacalcet HCl. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS® and cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may require additional funds.

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we lack sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS® and teduglutide, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through 2006. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Cinacalcet HCl is our only drug, to date, that is generating revenues. Our remaining product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. Our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. Even if we are able to commercialize one or more of our product candidates, we cannot assure you that such product candidates will find acceptance in the medical community.

We have no manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing and storage of our product candidates to use for commercial launch and in our clinical trials. Product introductions may be delayed or suspended if the manufacture of our products is interrupted or discontinued.

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

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS® to support clinical trials and commercial launch. To date SynCo has been able to produce sufficient supplies of bulk drug product to meet our clinical requirements. The technology transfer process at BI has been completed, and initial manufacturing runs completed. We expect BI to be able to produce sufficient bulk drug supplies of active pharmaceutical ingredient of PREOS® on a timely basis. We also depend on Vetter Pharma-Fertigung GmbH Co KG, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” part of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of this proprietary technology. We expect Vetter to be able to produce sufficient quantities of finished supplies of PREOS® to support further clinical trials and the commercial launch of PREOS®. We are also subject to the risk that disruptions in Vetter’s operations would result in delays in PREOS® regulatory approvals and commercial introduction. In January 2004, we entered into a capacity reservation agreement with Vetter under which we have reserved future production capacity at Vetter for commercial supplies of PREOS®. If Vetter is unable to produce finished supplies of PREOS® in accordance with our specifications or in our required quantities, on a timely basis or at all, we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. Any disruption or termination of our relationship with Vetter would materially harm our business and financial condition and cause our stock price to decline.

We will be required to establish comparability between the finished drug product used in the conduct of our clinical trials by SynCo and the commercial supplies of the finished drug product composed of the bulk drug product manufactured by BI. FDA and comparable foreign regulatory approvals will be required. Both BI and SynCo will be required to pass regulatory inspections by the FDA and other comparable foreign regulatory agencies. Failure by one or both of them to pass these inspections would result in a delay in the approval of our PREOS® NDA.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone current and planned clinical trials with this product candidate.

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

Before we receive regulatory approval for the commercial sale of our product candidates, our product candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including teduglutide could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

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

Under our agreement with AstraZeneca, we are required to co-direct the research and to pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2006. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts.

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

If our agreements with Allergan and Amgen to promote Restasis® and Kineret® are unsuccessful or terminated prior to the expiration of their initial term, our profitability may be adversely impacted and our efforts to further develop and maintain a sales force prior to the commercial launch of PREOS® may be delayed.

We have entered into an agreement with Allergan to promote Allergan’s FDA approved drug Restasis®. We have also entered into an agreement with Amgen to promote Amgen’s FDA approved drug Kineret®. Both Allergan and Amgen may terminate their agreement with us on our breach or on the occurrence of other events. If we are unsuccessful in promoting Restasis® and Kineret®, or if these agreements are terminated prior to expiration of their initial terms our expected revenues from our promotional efforts will be reduced and we may have to bear the cost of our sales force with no corresponding revenue. Additionally, we expect that our efforts to promote Restasis® and Kineret® will assist in the further development of a sales force to launch PREOS®, if approved. Should any or all of these events occur, our sales force would not have any product to promote which would make it difficult to maintain the current size of our sales force, the development of our sales force may be adversely impacted and as a result our profitability may be delayed and our stock price adversely affected.

Because we have never marketed, sold or distributed a product, we may be unable to successfully market and sell our products and generate revenues.

We have recruited and continue to recruit sales, marketing, market research and product planning personnel. However, we still require additional sales, marketing and distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we will have to develop a sales and marketing force or rely on third parties to perform these functions. To market products directly, we will have to develop a marketing and sales force with technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to establish in-house sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. For example, if the FDA grants approval for the commercialization of PREOS® we will be unable to introduce the product to market without developing these capabilities internally or establishing a marketing collaboration with a company with those resources. We have begun to develop our internal sales and marketing force. We have entered into an agreement with Ventiv Pharma Services, or Ventiv, to assist in the creation of a salesforce to promote Restasis® and Kineret® under our respective agreements with Allergan and Amgen. We expect that our promotional efforts with Restasis® and Kineret® and our relationship with Ventiv will assist in the creation of a sales force to promote PREOS®. We cannot assure you that we will be successful in our efforts to establish this sales force. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we have begun to incur significant expenses in developing sales, marketing and distribution capabilities in advance of determining our commercialization strategy with respect to PREOS®. The determination of our commercialization strategy with respect to PREOS® and other product candidates will depend on a number of factors, including:

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to other product candidates;

•	whether we are able to establish agreements with third party collaborators with respect to any of our product candidates on terms that are acceptable to us;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate; and

•	how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect and method of delivery; and

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

The pharmaceutical and biotechnology industries are intensely competitive. We have competitors both in the U.S. and Internationally including major multi-national pharmaceutical companies, chemical companies, biotech companies, universities and other research organizations. Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, is currently being marketed in the United States and Europe by Eli Lilly, Inc., Lilly, as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS® is approved by the FDA, it will compete directly with Forteo and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators, which could render our product candidates obsolete and non-competitive.

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

We depend heavily on the principal members of our scientific and management staff. If we lose any of these persons, our ability to develop products and become profitable could suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. We have operations in Salt Lake City, Utah, Parsippany, New Jersey, Mississauga, Ontario and Toronto, Ontario. We also have executive officers at each of these locations. Our future success will depend in part on how well we are able to integrate each of their efforts with the operations of the Company and how successful we are in managing personnel who are working on the same program but are spread out at various geographic locations.

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

Risks Related to Our Common Stock and Payable Notes

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

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euro dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar from the September 30, 2005 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NPS PHARMACEUTICALS, INC.

Date: November 4, 2005	By:	/s/ HUNTER JACKSON
Hunter Jackson,
President, CEO and Chairman of the Board

Date: November 4, 2005	By:	/s/ GERARD J. MICHEL
Gerard J. Michel,
Chief Financial Officer and Vice President, Corporate Development (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer