Form 10-K
period 2005-12-31
NPS PHARMACEUTICALS INC
filed 2006-03-03
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO   ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $433,088,000 as of June 30, 2005, based upon the closing price for the shares of common stock reported on The Nasdaq Stock Market on such date.

As of February 28, 2006, there were 46,089,377 shares of Common Stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 11, 2006, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K and the documents incorporated by reference into this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee the accuracy of such statements, and you should be aware that results and events could differ materially from those contained in such statements. You should consider carefully the statements set forth in Item 1A of this report entitled “Risk Factors.”

ITEM 1. Business

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of one U.S. Food and Drug Administration, or FDA, approved product, one product candidate which is currently undergoing regulatory review for marketing approval in the U.S. and Europe, and other product candidates in various stages of clinical development and preclinical development. Though we independently develop many of our product candidates, we have entered into collaboration agreements for several of our programs.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin is presently in Phase III clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. In May 2005, we filed a New Drug Application or NDA, with the FDA seeking approval to market PREOS® in the U.S. The PDUFA date for the PREOS® NDA is March 10, 2006. “PDUFA date” refers to the date that the FDA is expected to notify a drug sponsor about the approval status of an NDA. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its European marketing authorization application, or MAA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. The Committee for Medicinal Products for Human Use of the EMEA, or the CHMP, has adopted a positive opinion recommending authorization for Nycomed to market

PREOS® in Europe. The CHMP recommendation is generally the last step prior to receipt of marketing authorization by the EMEA. If marketing approval from the EMEA is granted, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT® and expects to be ready to launch PREOTACT® in Europe during the second half of 2006. In October 2005, we entered into an agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. We have agreed with Amgen that we will end our promotion of Kineret® effective March 31, 2006. We believe our activities under these agreements have allowed us to develop and train our sales organization as we prepare for the commercial launch of PREOS® if and when approved by the FDA.

We are conducting a pivotal Phase III clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome. We have also completed a Phase IIa proof-of-concept clinical trial in patients with Crohn’s disease and based upon the results of that trial we plan to advance the clinical development of teduglutide for Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase I clinical development activities with a calcilytic compound licensed from us for potential use in osteoporosis. Our corporate licensees, AstraZeneca AB and Janssen Pharmaceutica A.V., a subsidiary of Johnson & Johnson, are also engaged in Phase I clinical development activities with compounds licensed from us for potential use in central nervous system disorders. We are also evaluating the potential use of our proprietary compound isovaleramide in a variety of central nervous system disorders.

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

Develop sales, marketing and manufacturing capabilities and build-up inventory to facilitate product commercialization, either internally or through contract relationships. In order to commercialize our proprietary drug candidates and to exploit our co-promotion rights, we have developed and continue to develop sales and marketing capabilities, both internally and through contract relationships. We have also developed and continue to develop pre-launch and commercial-scale production capabilities through agreements with contract manufacturers.

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

Continue to develop and leverage our core discovery competencies and proprietary expertise. We believe that the continued evaluation and selection of candidates in our product development pipeline will be effective based in part on the ability of our scientists to apply techniques within our core competencies. We intend to continue to use these abilities to identify molecular targets for the development of new drugs and to identify, evaluate and select drug candidates in a way that allocates resources to compounds meriting continued evaluation and advancement. Our multidisciplinary discovery teams focus on developing a broad product pipeline covering a variety of disorders, while focusing on bone and mineral and central nervous system disorders.

Our Product Development Programs

This table summarizes our product development programs by therapeutic area. A description of each product or program follows the table.

Product or Program	Target Indication(s)	Status	Commercial Rights
Bone and Mineral Disorders

PREOS	Osteoporosis	NDA (U.S.) MAA (Europe)	Proprietary Nycomed

Calcilytic Compounds	Osteoporosis	Phase I	GlaxoSmithKline **

Cinacalcet HCl	Secondary Hyperparathyroidism	Commercialization	Amgen
	Parathyroid Carcinoma	Commercialization	Amgen
	Secondary Hyperparathyroidism	Phase III (Japan)	Kirin
	Primary Hyperparathyroidism	Phase II completed	Amgen

Gastrointestinal Disorders

Teduglutide	Short Bowel Syndrome	Phase III	Proprietary
	Crohn’s Disease	Phase II	Proprietary

Metabotropic Glutamate Receptors (mGluR5) Antagonists	GERD	Preclinical	AstraZeneca **

Central Nervous System Disorders

Isovaleramide	Central Nervous System Disorders	Phase I	Proprietary

Metabotropic Glutamate Receptors (mGluRs)	Psychiatric and Neurologic Disorders and Pain	Phase I	AstraZeneca**

Glycine Reuptake Inhibitors	Schizophrenia and Dementia	Phase I	Janssen

Antiepileptic Drugs	Epilepsy, migraine, neuropathic pain	Discovery	Proprietary

**	We retain co-promotion rights in the U.S. for product candidates from these collaborations.

Bone and Mineral Disorders

Overview. Our products and programs in the field of bone and mineral disorders include PREOS® and calcilytic compounds, for osteoporosis, and cinacalcet HCl for hyperparathyroidism. Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of ageing, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after a fracture occurs. Fractures of the hip, spine or wrist can result in serious long-term disability and mortality.

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

PREOS and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS® internally and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS. PREOS® is our brand name for recombinant, full-length, human parathyroid hormone that we are developing as a potential treatment of post-menopausal osteoporosis. Clinical studies have demonstrated that daily subcutaneous dosing with PREOS® causes parathyroid hormone levels to rise rapidly and then return to normal levels within a few hours, thereby stimulating new bone formation.

Market Opportunity. The National Osteoporosis Foundation estimates that approximately 8 million American women aged 50 and over have osteoporosis and another 34 million men and women have low bone mass and are at high risk of osteoporotic fractures. This number is expected to rise to 52 million men and women by 2010, and is expected to climb to 61 million by 2020, making low bone mass and osteoporosis a significant health threat. A study published in the Journal of the American Medical Association demonstrated that nearly one-half of post-menopausal women have undetected low bone mineral density, and women identified with low bone mineral density were at a significantly increased risk of fracture. In addition, 50 percent of women over age 50 in the United States will suffer an osteoporosis-related fracture during their lifetime. According to the National Osteoporosis Foundation, osteoporosis is responsible for more than 1.5 million fractures annually. The consequences of osteoporotic fractures can be devastating, potentially resulting in pain, disfigurement, disability and death. Additionally, the costs associated with osteoporosis and osteoporosis related fractures are significant. In the United States alone, expenditures for osteoporosis and related fractures in 2002 were estimated at $18.0 billion, and rising.

Current therapies for osteoporosis include anti-resorptive agents like bisphosphonates, raloxifene, a selective estrogen receptor modulator, and calcitonin, and the anabolic agent teriparatide, a recombinant parathyroid-hormone fragment, marketed by Lilly in the U.S. under the brand name Forteo®. With the exception of teriparatide, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These other therapies have been shown to reduce the incidence of fracture, and increase bone mass over a period of years, but they have not been shown to stimulate new bone formation at a rate comparable to parathyroid hormone therapy. However, we were encouraged by the results of a study with PREOS® entitled “Parathyroid Hormone and Alendronate in Combination For the Treatment of Osteoporosis”, or the PaTH study, where PREOS® was used before or concurrently with the bisphosphonate alendronate. The results of the PaTH study, which are discussed in more detail below, show that this approach provides additional benefits over what is currently seen with traditional monotherapy.

Because post-menopausal osteoporosis is a chronic disease that requires many years of attention and management, we believe that there exists a significant unmet need for an improved approach to treating women with this often devastating disease.

PREOS® Development and Commercialization Status. In May 2005, we filed an NDA with the FDA seeking approval to market PREOS® in the U.S. The PDUFA date for the PREOS® NDA is March 10, 2006. Our corporate licensee, Nycomed, filed an MAA with the EMEA in March 2005 seeking approval to market PREOS® in Europe. The CHMP has adopted a positive opinion recommending authorization for Nycomed to market PREOS® in Europe. The CHMP recommendation is generally the last step prior to receipt of marketing authorization by the EMEA. Prior to filing the NDA and MAA, we completed the Phase III clinical trial TOP Study for PREOS®. The TOP Study, was a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS® to reduce fractures and build new bone in women with osteoporosis. The TOP Study evaluated the effects of PREOS® in post-menopausal osteoporotic women with or without an existing osteoporotic spinal fracture who were not receiving drug or hormone therapy for osteoporosis. The study successfully met the primary endpoint of reducing the incidence of new or worsened vertebral fractures in postmenopausal women with an average bone mass measurement of 3.0 standard deviations below what is normal for pre-menopausal women. Women who participated in the study received daily, subcutaneous injections of PREOS® or placebo. Dosing in this study lasted for 18 months. The TOP Study enrolled over 2,600 patients and dosing was completed in September 2003. We believe the results from the Pivotal Phase III clinical trial demonstrated safety and efficacy with respect to PREOS®. The most frequently observed adverse events in our clinical trials with this drug candidate were hypercalcemia, hypercalciura and nausea. Women who finished their participation in the TOP Study were able to receive additional treatment with PREOS®. We refer to this study as the Open Label Extension Study, or the OLES study. Women who received PREOS® in the TOP Study may receive an additional 6 months of PREOS® treatment for a total of 24 months treatment. Women who received placebo in the TOP Study may receive 18 months of PREOS® treatment. In addition, we are conducting another clinical study with PREOS® we refer to as the “Treatment Extension Study” or the TRES Study. In this study, we will collect additional information on longer term use with PREOS®.

In addition, PREOS® was tested in a clinical trial coordinated by the University of California at San Francisco and sponsored by the National Institutes of Health. This 24-month, randomized, double-blind trial is referred to as the PaTH study. This trial was designed to test whether PREOS® is more effective in building bone mineral density than alendronate, marketed by Merck as Fosamax®, and whether the combination of PREOS® and alendronate is more effective in building bone mineral density than either therapy alone. In the first year of the two-year PaTH Study, postmenopausal women with low bone mineral density were randomized to receive daily subcutaneous injections of PREOS® or oral doses of alendronate or the two drugs concurrently. In the second year, patients who had received PREOS® alone during the first year were randomly assigned in equal numbers to receive a placebo or alendronate; patients who had received alendronate and PREOS® together or alendronate alone were given only alendronate for the second year. The PaTH Study showed that one year of PREOS® followed by one year of alendronate was more effective at building bone than two years of alendronate alone. Results of the study also indicated that those patients who received PREOS® and gained bone mass continued to build bone mass when they were treated with alendronate after they stopped receiving PREOS®.

In April 2004 we entered into a distribution and license agreement with Nycomed, granting Nycomed the right to develop and market PREOS® in Europe, including the Commonwealth of Independent States and Turkey. Under the agreement, Nycomed is responsible for European clinical development, registration, and marketing of PREOS®. Nycomed also made an equity investment in NPS of $40.0 million by purchasing common shares, and agreed to pay us up to $25.0 million in milestones upon regulatory approvals and achievement of certain sales targets, and pay us royalties on sales of PREOS® in Europe. Nycomed will also be responsible for conducting Phase IIIb and IV clinical trials in Europe, representing a minimum additional investment of $25.0 million. Nycomed filed its MAA with the EMEA in March 2005. The Committee for Medicinal Products for Human Use of the EMEA, or the CHMP, has adopted a positive opinion recommending authorization for Nycomed to market PREOS® in Europe. The CHMP recommendation is generally the last step prior to receipt of marketing authorization by the EMEA. If marketing approval from the EMEA is granted, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT® and expects to be ready to launch PREOTACT® in Europe during the second half of 2006. When and if PREOS® receives marketing approval from the EMEA, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT®.

In an effort to develop and train a sales organization in preparation for the commercial launch of PREOS®, we have entered into agreements with two other pharmaceutical companies to co-promote two FDA approved drugs. In October 2005, we entered into an agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. We have retained the services of Ventiv Pharma Services to recruit, train, and assist us in managing the sales organization promoting Restasis® and Kineret®. We have agreed with Amgen that we will end our promotion of Kineret® effective March 31, 2006. We believe our co-promotion efforts under these agreements have accelerated the creation of a sales force for our anticipated launch of PREOS® if and when approved by the FDA.

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

In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We have conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. In December 2000, GlaxoSmithKline initiated a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline is presently conducting Phase I clinical trials with a compound identified under the collaboration.

GlaxoSmithKline has paid us a total of $35.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GlaxoSmithKline of commercialized products based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Upon termination, the rights and licenses we granted GlaxoSmithKline revert to us. In December 2003, we entered into an agreement with GlaxoSmithKline to amend the agreement to terminate the collaborative research portion of the agreement effective May 31, 2003. The amendment also permits us to conduct our own research and development efforts with calcilytic compounds not in the class of compounds being pursued by GlaxoSmithKline. We are not permitted to commercialize any compounds arising from our work if GlaxoSmithKline is commercializing a compound. We also granted to GlaxoSmithKline a right of first negotiation to acquire a license to calcilytic compounds discovered by us after May 31, 2003.

Cinacalcet HCl for Hyperparathyroidism

Cinacalcet HCl is our orally active, small molecule calcimimetic compound presently being developed and commercialized by our corporate licensees, Amgen and Kirin Brewery. In contrast to calcilytic compounds, calcimimetic compounds activate the parathyroid cell calcium receptor and decrease the secretion of parathyroid hormone.

Sensipar® is the trademark Amgen uses in the United States for cinacalcet HCl. Mimpara® is the trademark Amgen uses for cinacalcet HCl in Europe.

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

Status of Regulatory Approvals

United States. In March 2004, Amgen received FDA approval for cinacalcet HCl for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis, often referred to as “Stage V” Chronic Kidney Disease, or CKD, patients, and for the treatment of hypercalcemia, or excess serum calcium levels, in patients with parathyroid carcinoma. These are the only indications for which cinacalcet HCl has received approval to date in the United States. Amgen is commercializing cinacalcet HCl in the U.S. under the trade name Sensipar®.

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

Payments from Amgen and Kirin for Cinacalcet HC1

Amgen has paid to us $38.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $7.0 million if it achieves other development and regulatory milestones. Amgen is also paying us royalties on sales of cinacalcet HCl in its territories which totaled $14.7 million through 2005. In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017. These notes are secured by our royalty and milestone payment rights under our agreement with Amgen. Also, while the notes are outstanding, all payments from Amgen will go to the payment of interest and principal on the notes.

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

Teduglutide Market Opportunity. Scientific journal articles and our own market studies indicate that a range of 12,000 to 25,000 individuals in North America are afflicted with short bowel syndrome. Many of these patients require parenteral nutrition, the cost of which can exceed $100,000 annually per patient. Currently only somatropin (rDNA origin) for injection (human growth hormone) is approved by the FDA for the treatment of short bowel syndrome in patients receiving specialized nutritional support. We believe that the short bowel syndrome market is attractive because of the high cost of treating patients and the absence of any effective drug therapies. We have been granted orphan drug designation for teduglutide for short bowel syndrome from the FDA, which provides, subject to several restrictions, seven years of marketing exclusivity once a product is approved for treatment of diseases that afflict fewer than 200,000 patients. The Commission of the European Communities has also designated teduglutide an orphan medicinal product for the treatment of short bowel syndrome.

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

Teduglutide Development Status. We are currently enrolling patients in a pivotal Phase III clinical study in adult short bowel syndrome patients to measure the ability of teduglutide to reduce a patient’s dependency on total parenteral nutrition. We completed a Phase II study in adults with short bowel syndrome where after 21 days of treatment, the patients, all of whom were dependent on parenteral nutrition, showed significant improvements in intestinal function. An important result of the improved intestinal function in these patients was a statistically significant increase in fluid and nutrient absorption. Histological examination of tissue from patient biopsies showed a statistically significant increase in the number and size of epithelial cells lining the small intestine. The drug appeared to be safe and well-tolerated. A Phase IIa proof-of-concept clinical study with teduglutide in patients with Crohn’s disease has been completed. The four-arm, eight-week, clinical trial compared three doses of teduglutide delivered by daily subcutaneous injection to a placebo. The study was designed to evaluate the drug’s safety and potential efficacy in the treatment of Crohn’s disease. Overall, the study results showed a positive and consistent trend toward efficacy and a dose response favoring the highest dose group: 36.8% of patients receiving the highest dose of teduglutide reached clinical remission, Crohn’s Disease Activity Index score, or CDAI score, of less than 150 points, at week two versus 16.7% of the placebo group, while 55.6% of patients in the highest dose group reached clinical remission by week eight compared to 33.3% of the placebo group. Teduglutide was well tolerated with no serious adverse events related to the drug. The most common treatment-related adverse event in the trial was redness at the injection site. Study investigators plan to submit the trial results for presentation at a future medical meeting. Although the study was not powered to demonstrate statistical significance and the primary end point, the percentage of patients who achieved remission or at least a 100-point reduction from their baseline CDAI score at week 8, was not met due to the relatively small number of study subjects and a high placebo response, we believe the high clinical remission rates seen in patients receiving the highest dose of teduglutide support further dose-ranging efficacy studies of teduglutide in patients with Crohn’s disease.

mGluR5 for GERD. Together with AstraZeneca, we have begun to pursue a line of discovery work in finding antagonists of the mGluR5 receptor for the possible treatment of GERD. Specifically, we are testing compounds that may reduce the transient relaxation of the lower esophageal sphincter, which results in fluid from the stomach entering the esophagus a condition referred to as reflux. Our work with AstraZeneca and the identification and characterization of mGluR5 antagonists is in the preclinical development stage. A more detailed description of our metabotropic glutamate receptor, or mGluR, program and our collaboration with AstraZeneca can be found below under Central Nervous System Disorders.

Central Nervous System Disorders

Overview. Our products and programs in this field include mGluR modulators, isovaleramide, and other antiepileptic drugs (AEDs), and glycine reuptake inhibitors. Central nervous system disorders are broad, complex and debilitating diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, migraine and pain. Recent market research reports indicate that nearly $50.6 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects and a need for new and improved treatments exist. We are addressing central nervous system disorders on a number of different fronts.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. In November 2005, we amended the agreement to extend the term through March 2009. Under the agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless earlier terminated by AstraZeneca or us upon six months advance written notice. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million.

AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. For more information about our agreement with AstraZeneca, see the section entitled “Collaborative Research, Development and License Agreements.”

We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as psychiatric and neurologic disorders. We are working with AstraZeneca to develop these and other mGluR active compounds. AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluRs licensed from us.

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

Glycine Reuptake Inhibitors for Schizophrenia and Dementia. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001 we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. We have been informed that Janssen has begun a Phase I clinical study with a product candidate from this collaboration. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement. We also have the right to co-promote, in Canada, any products developed under the collaboration.

Antiepileptic Drugs. NPS chemists and biologists are working together to identify and characterize proprietary compounds as possible treatments for epilepsy and other CNS disorders such as migraine and neuropathic pain. This project is currently in the later stages of the drug discovery pipeline.

Internal Discovery Research

Through internal discovery efforts, we have developed a diverse product pipeline covering a variety of disorders. This pipeline allows us to reduce the impact of any single product failure and increases our flexibility to focus on our most promising programs. The continued expansion of our product pipeline is based on the ability of our scientists to apply techniques related to our core competencies such as the use of proteins as therapeutics, manipulating G-Protein Coupled Receptors (GPCRs) and finding compounds that act on those receptors. Our current discovery research activities span the spectrum from target identification and validation through late stage preclinical safety assessment.

Our internal discovery research group comprises 99 staff members, 31 of which hold doctorate degrees, with 52 members in our Salt Lake City location and 47 members in our Toronto location. The disciplines within our discovery research group include medicinal chemistry, molecular and cellular biology, pharmacology, physiology, and drug metabolism and pharmacokinetics, and bioanalytical chemistry. Areas of expertise within the group include bone and mineral metabolism, gastrointestinal physiology and pharmacology, and central nervous system physiology and pharmacology. We intend to continue our focus on scientific discovery by retaining creative scientists who we believe can make breakthrough discoveries leading to innovative products.

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our discovery, development and commercialization programs. These agreements generally include payments to us for research we perform under the agreement, payments for the achievement of specified milestones, and royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payors. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the company, sale of substantially all of the assets of the company or a sale of a majority of the voting shares of the company, without first obtaining the written consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event. We currently have collaborative research, development or license agreements, or co-promotion agreements, with several collaborators, including Allergan, Amgen, AstraZeneca, GlaxoSmithKline, Janssen, Kirin and Nycomed.

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

Allergan. In October 2005, we entered into an agreement with Allergan to co-promote Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. Under the terms of the agreement, Allergan will supply product, promotional materials, sales training and other support. We are required to promote Restasis® to rheumatologists in the United States with a minimum number of sales representatives, make a minimum number of sales calls during the term of the agreement and spend a minimum annual amount on promotional expenses. If we achieve certain annual sales objectives, we will receive a percentage of the incremental sales of Restasis® generated through our promotional activities. We may also receive a percentage of Allergan’s sales of Restasis® to rheumatologists in the United States after the expiration of the term for a period of three years, provided that we agree to renew the term of the agreement and that the agreement is not terminated due to our material breach or by us prior to the end of the term as described below. The agreement has a four-year term, which may be extended for an additional one-year period upon the mutual consent of the parties. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of the breach. The agreement may also be terminated immediately on the occurrence of certain other customary events. We may also terminate the agreement at the end of 2007 if we fail to achieve certain annual sales objectives during both the 2006 and 2007 calendar years under the agreement. Upon termination of the agreement all rights granted to us under the agreement will revert back to Allergan.

Amgen. In August 2004, we entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support us in our promotional efforts. We are required to promote Kineret® with a minimum number of sales representatives. In return for our promotional efforts we will receive a percentage of incremental Kineret® revenues. The initial term of the agreement is for two years following promotion commencement and will automatically renew on an annual basis for successive one-year terms, unless either party provides notice of non-renewal to the other party not less than 90 days prior to the end of the then-current term. Either party may terminate the agreement should the other party commit a material breach that is not cured within 10 days of written notice of such material breach. The agreement may also be terminated immediately upon the occurrence of certain other events. Either party may terminate the agreement after the first anniversary date upon 90 days prior written notice for commercial reasons related to sales of Kineret®. After the second anniversary date either party may terminate the agreement upon not less than

90 days prior written notice. We have agreed with Amgen to end our promotion of Kineret® effective March 31, 2006. Upon termination of the agreement all rights granted to us under the agreement will revert back to Amgen.

In December 1995, we entered into a development and license agreement with Amgen in which we granted Amgen the exclusive right to develop and commercialize cinacalcet HCl and related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis worldwide, excluding the areas we licensed to Kirin consisting of Japan, China, Hong Kong, North and South Korea and Taiwan. If our agreement with Kirin is terminated, Amgen’s territory becomes worldwide. Under the terms of our agreement, Amgen is authorized and responsible to conduct, fund and pursue all aspects of the development, submissions for regulatory approvals, manufacture and commercialization of compounds licensed under the agreement, including cinacalcet HCl, in its territories. Amgen paid us an initial up-front license fee of $10.0 million upon signing the agreement, Amgen also purchased 1.0 million shares of our common stock at $7.50 per share in connection with the license, and agreed to pay us up to $400,000 per year in development support for five years, which obligation has now expired. In addition, if specified milestones are achieved, Amgen is required to make milestone payments of up to $26.0 million and must pay royalties to us on any sales of cinacalcet HCl or other related compounds. To date, Amgen has paid to us $19.0 million in milestone payments and $14.7 million in royalties under this agreement. We may terminate the agreement if Amgen breaches the agreement and does not cure the breach within 120 days of receiving notice of the breach. Amgen may terminate the agreement for any reason on 90 days’ prior written notice. If there is a termination for a reason other than our breach of the agreement, the technology, patent and commercialization rights to all compounds licensed under the agreement including cinacalcet HCl would revert to us. Furthermore, if Amgen terminates the agreement none of its payments to us are refundable.

AstraZeneca. In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. In November 2005, we amended the agreement to extend the term through March 2009. Specifically, the collaboration focuses on the identification of small molecules active on protein structures known as mGluRs. We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, we will work together on the identification of mGluR-active compounds. We are required to co-direct the research and pay for an equal share of the preclinical research costs including capital and a minimum number of personnel, through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share proportionately in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach or insolvency will result in the return to us of all rights we granted and the related technology, including improvements. Termination by AstraZeneca for our breach or insolvency would result in the assignment to AstraZeneca of rights to certain of our patents and technology related to mGluR-active compounds. Similarly, termination by us for AstraZeneca’s breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to us.

GlaxoSmithKline. In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We initially received from GlaxoSmithKline an upfront license fee payment of $6.0 million and we later began receiving payments from GlaxoSmithKline in support of our research efforts under the initial research term of the agreement. GlaxoSmithKline also has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting from the collaboration. In addition to research funding, and inclusive of prior milestone payments and the upfront license fee, GlaxoSmithKline has agreed to pay us up to an aggregate of $23.0 million as it achieves certain additional development or marketing milestones. GlaxoSmithKline must also pay us royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement, and a percentage of profits from co-promotion of such products. To date, we have received license fee, milestone and research and development support payments totaling $23.1 million under this agreement. GlaxoSmithKline may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event we breach the agreement, GlaxoSmithKline may terminate the agreement on 60 days’ written notice for our breach. If GlaxoSmithKline terminates the agreement, none of their payments to us are refundable unless such termination is due to our material breach which is not cured, in which case we would be required to return to GlaxoSmithKline all milestone payments received by us, other than the initial license fee. Upon termination, the rights and licenses we granted GlaxoSmithKline revert to us. In December 2003, we amended the agreement to provide for the termination of the collaborative research portion of the agreement effective May 31, 2003. The amendment permits us to conduct our own research and development efforts with certain calcilytic compounds subject to a limitation on our ability to commercialize any compounds arising from our work if GlaxoSmithKline is developing or commercializing a calcilytic compound. We also granted to GlaxoSmithKline a right of first negotiation to acquire a license to the calcilytic compounds we develop on our own.

Janssen. In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, we have received research support and milestone payments totaling $2.9 million under this agreement. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but we must pay a royalty to Janssen on product sales after that termination. If Janssen terminates the agreement, none of their payments to us are refundable

Kirin. In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events up to an aggregate of $13.0 million. To date, we have received $9.0 million in milestone payments from Kirin. Kirin is required to pay us royalties on any sales of products containing cinacalcet HCl or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to us are refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Nycomed. In April 2004, we signed a distribution and license agreement with Nycomed in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies. To date, we have received $2.1 million in milestone payments under this agreement. Nycomed may terminate the agreement for reasons related to the commercial viability of PREOS® at any time upon provision of six months written notice. In that event ownership to all technology, products, regulatory filings and know how revert back to us. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of such material breach. In the event of termination related to material breach by Nycomed, all technology, patents, regulatory filings and know how revert back to us. Should the agreement be terminated for material breach by us, then all rights granted to Nycomed under the agreement are to be licensed or assigned to Nycomed to convey ownership in such rights in the Nycomed territory to Nycomed.

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

The steps required by the FDA before our drug candidates may be marketed in the United States include, among other things:

•	the performance of preclinical laboratory and animal tests and formulation studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	the completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug; and

•	the submission and FDA approval of a new drug application or NDA.

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

We have been issued approximately 185 patents in the U.S. and have been granted approximately 706 patents in other countries. Eleven issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2018. Seven issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Fifteen issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Twelve issued U.S. patents cover technology related to teduglutide and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Four issued U.S. patents cover technology related to isovaleramide. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2020. Seven issued U.S. patents cover technology related to delucemine. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2018. Eight issued U.S. patents cover technology related to metabotropic glutamate receptors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020. Fourteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2022.

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

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, estrogen replacement therapy in post-menopausal women, bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and Lilly’s teriparatide, a recombinant parathyroid-hormone fragment, called Forteo®. With the exception of Forteo®, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax®, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Lilly launched Forteo® in the United States in 2002 and in Europe in 2003. Forteo® will compete directly with PREOS® as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo®. Other competitors are also developing potential therapies for osteoporosis that have more desirable delivery methods which may make it difficult for us to compete.

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

Manufacturing

We do not have internal manufacturing capabilities to produce supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing, supply, and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS® and the injection pen device, or pen, used to administer PREOS®. These contract manufacturers are our only source for the production of PREOS® and the pen.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS®. Historically, SynCo has supplied the bulk drug product for our clinical requirements. BI will supply the bulk drug product for our commercial requirements, which include the commercial launch of PREOS®, when and if approved. The technology utilized by SynCo to produce the active pharmaceutical ingredient of PREOS® has been transferred to BI and our agreement with SynCo has expired. In connection with the technology transfer, we are required to establish for regulatory purposes comparability between the finished drug product supplied by SynCo in the conduct of our clinical trials and the commercial supplies of the finished drug product supplied by BI. We believe that we established the required comparability in our NDA filing. BI has successfully completed initial manufacturing runs of the commercial bulk drug product and we expect BI to be able to produce sufficient bulk supplies of PREOS® on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” aspect of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of Vetter’s proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS® to date, but has commenced manufacturing commercial quantities of finished supplies of PREOS®. We expect Vetter to be able to meet our commercial supply needs for PREOS®. Nevertheless, the fill and finish aspect of the manufacturing process for PREOS® is complex and no assurances can be provided that Vetter will be able to produce commercial quantities of finished supplies of PREOS® in a timely manner or at all.

We rely on Ypsomed AG, or Ypsomed, to manufacture the pen used for the administration of PREOS®. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS®, we will remain dependent on Ypsomed’s technology to produce the pen. The pen has been specifically designed and developed for delivery of PREOS®. This will be the first time that Ypsomed will have produced commercial quantities of the pen. To date, Ypsomed has not produced commercial quantities of the pen, but has commenced commercial production of the pen. We expect Ypsomed to be able to produce sufficient supplies of the pen on a timely basis to support the commercial launch of PREOS®, when and if approved by the FDA. Nevertheless, manufacturing drug delivery devices such as the pen is complex and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all.

We are subject to various risks when relying on our contract manufacturers for the supply of PREOS® and the pen. If, for example, Vetter is unable to produce finished supplies of PREOS® in required quantities or in accordance with our specifications in a timely manner or at all, or if Ypsomed is unable to produce the pen in required quantities, and in accordance with our required specifications, in a timely manner or at all, the commercial launch of PREOS® would be delayed and we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. We have experienced certain instances where our contract manufacturers have produced product that has not met our required specifications and could not be used in clinical trials or for commercial launch. Any extended disruption or termination of our relationship with any of our contract manufacturers for PREOS® would materially harm our business and financial condition and could adversely impact our stock price.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

A more complete description of the risks associated with our business, including our contract manufacturers, can be found below in Section 1A of this Annual Report titled “Risk Factors.”

Employees

As of December 31, 2005, we employed 355 individuals full-time, of which 74 hold doctorate degrees and 73 hold other advanced degrees. A total of 238 full-time employees are engaged in research, development and support activities. A total of 117 full-time employees are employed in finance, legal, human resources, marketing and sales, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements and our management considers its relations with our employees to be good.

Trademarks

“NPS”, “NPS Pharmaceuticals”, “PREOS”, and “PREOTACT” are our registered trademarks. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

ITEM 1A. Risk Factors.

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to Our Business

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. We reported net losses of $169.7 million, $168.3 million and $170.4 million for the years ended 2005, 2004 and 2003, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $756.2 million. To date, our sole revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. Until such notes, with a carrying value of $175.0 million at December 31, 2005, are paid in full, all royalties from Amgen will go to repay the loan and related interest and not to us. If the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cash flows from future royalty payments from Amgen on sales of cinacalcet HCl. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, either alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates, particularly PREOS® and cinacalcet HCl, as well as continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may require additional funds.

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we lack sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations, particularly our product development and commercialization programs for PREOS® and teduglutide, require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through the next 12 months. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our internally funded research, development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the extent to which we choose to commercialize our future products through our own sales and marketing capabilities, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

We are substantially dependent on our ability to obtain regulatory approval to market PREOS® in the United States and the ability of Nycomed to obtain regulatory approval to market PREOS® in Europe. Our business will be materially harmed and our stock price may be adversely affected if these regulatory approvals are not obtained with respect to this product candidate.

In May 2005, we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. The PDUFA date for the PREOS® NDA is March 10, 2006. “PDUFA date” refers to the date that the FDA is expected to notify a drug sponsor about the approval status of an NDA. In March 2005, our corporate licensee, Nycomed, filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMEA, seeking approval to market PREOS® in Europe. The Committee for Medicinal Products for Human Use of the EMEA, or the CHMP, has adopted a positive opinion recommending authorization for Nycomed to market PREOS® in Europe. The CHMP recommendation is generally the last step prior to receipt of marketing authorization by the EMEA. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. In order to obtain the necessary regulatory approvals, we must demonstrate with substantial evidence from well-controlled clinical trials and to the satisfaction of the applicable regulatory reviewing agency that this product is both safe and efficacious. We believe the results from the pivotal Phase III clinical trial demonstrated safety and efficacy with respect to PREOS®. The most frequently observed adverse events across the trials were hypercalcemia, hypercalciuria and nausea. However, there is no assurance that the FDA or the EMEA will accept the results of those studies and determine that the applicable regulatory requirements for approval have been met. The FDA may require additional testing for safety and efficacy, which would result in a substantial delay in the regulatory approval process for us. Additionally, if PREOS® is approved, the FDA approved indication, side effect and adverse events profile, and product distribution requirements may not be competitive with other products and may impede our ability to effectively promote and commercialize PREOS®. Our corporate licensee, Nycomed, has assumed responsibility for obtaining regulatory approval to market PREOS® in Europe. We are dependent on their efforts in this area. If we or Nycomed fail to successfully obtain regulatory approvals for PREOS®, or face delays, our business will be materially harmed and our stock price may be adversely affected.

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

We have no internal manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing, supply, and storage of our product candidates to be used for commercial launch and in our clinical trials. Product introductions may be delayed or suspended if the manufacture or supply of our products is interrupted or discontinued.

We do not have internal manufacturing capabilities to produce supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We are dependent on third parties for manufacturing, supply, and storage of our product candidates. If we are unable to contract for a sufficient supply of our product candidates on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We have entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of PREOS® and the injection pen device used to administer PREOS®. These contract manufacturers are our only source for the production of PREOS® and the pen.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to

produce bulk supplies of the active pharmaceutical ingredient of PREOS®. Historically, SynCo has supplied the bulk drug product for our clinical requirements. Some of the bulk drug product manufactured by SynCo will be used in the commercial launch of PREOS® if approved. BI will supply the bulk drug product for our commercial requirements, which include the commercial launch of PREOS®, when and if approved. The technology utilized by SynCo to produce the active pharmaceutical ingredient of PREOS® has been transferred to BI and our agreement with SynCo has expired. In connection with the technology transfer, we are required to establish for regulatory purposes comparability between the finished drug product supplied by SynCo in the conduct of our clinical trials and the commercial supplies of the finished drug product supplied by BI. We believe that we established the required comparability in our NDA filing. BI has successfully completed initial manufacturing runs of the commercial bulk drug product and we expect BI to be able to produce sufficient bulk supplies of PREOS® on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” aspect of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of Vetter’s proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS® to date, but has commenced manufacturing commercial quantities of finished supplies of PREOS®. We expect Vetter to be able to meet our commercial supply needs for PREOS®. Nevertheless, the fill and finish aspect of the manufacturing process for PREOS® is complex and no assurances can be provided that Vetter will be able to produce commercial quantities of finished supplies of PREOS® in a timely manner or at all.

We rely on Ypsomed AG, or Ypsomed, to manufacture the pen used for the administration of PREOS®. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS®, we will remain dependent on Ypsomed’s technology to produce the pen. The pen has been specifically designed and developed for delivery of PREOS®. This will be the first time that Ypsomed will have produced commercial quantities of the pen. To date, Ypsomed has not produced commercial quantities of the pen, but has commenced commercial production of the pen. We expect Ypsomed to be able to produce sufficient supplies of the pen on a timely basis to support the commercial launch of PREOS®, when and if approved by the FDA. Nevertheless, manufacturing drug delivery devices such as the pen is complex and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all.

We are subject to various risks when relying on our contract manufacturers for the supply of PREOS® and the pen. If, for example, Vetter is unable to produce finished supplies of PREOS® in required quantities or in accordance with our required specifications, in a timely manner or at all, or if Ypsomed is unable to produce the pen in required quantities and in accordance with our required specifications, in a timely manner or at all, the commercial launch of PREOS® would be delayed and we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. We have experienced certain instances where our contract manufacturers have produced product that has not met our required specifications and could not be used in clinical trials or for commercial launch. Any extended disruption or termination of our relationship with any of our contract manufacturers for PREOS® would materially harm our business and financial condition and could adversely impact our stock price.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with those product candidates.

Dependence on contract manufacturers for commercial production involves a number of additional risks, many of which are outside our control. These additional risks include:

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

Before we receive regulatory approval for the commercial sale of our product candidates, our product candidates are subject to extensive pre-clinical testing and clinical trials to demonstrate their safety and efficacy. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II clinical trials may not be repeated in larger Phase II or Phase III clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including teduglutide, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

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

Under our agreement with AstraZeneca, we are required to co-direct the research and to pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2009. This commitment of personnel and capital may limit or restrict our ability to initiate or pursue other research efforts.

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

If our agreement with Allergan to promote Restasis® is unsuccessful or terminated prior to the expiration of its initial term, our profitability under the agreement may be adversely impacted and our efforts to further develop and maintain our sales force prior to the commercial launch of PREOS® may be delayed.

We have entered into an agreement with Allergan to promote Allergan’s FDA approved drug Restasis®. Allergan may terminate the agreement on our breach or on the occurrence of other events. If we are unsuccessful in promoting Restasis® or if the agreement is terminated prior to the expiration of its initial term our expected revenues from our promotional efforts will be reduced and we may have to bear the cost of our sales force with no corresponding revenue. Additionally, we expect that our efforts to promote Restasis® will assist in the further development of a sales force to launch PREOS®, if approved. Should any of these events occur prior to the approval of PREOS®, our sales force would not have any product to promote which would make it difficult to maintain the current size of our sales force, the development of our sales force may be adversely impacted and as a result our profitability may be delayed and our stock price adversely affected.

Because we have never marketed, sold or distributed a product, we may be unable to successfully market and sell our products and generate revenues.

We have recruited and continue to recruit sales, marketing, market research and product planning personnel. However, we still require additional sales, marketing and distribution capabilities. In order to commercialize any product candidates for which we receive FDA approval, we must rely on our sales and marketing force or rely on third parties to perform these functions. To market products directly, our marketing and sales force must have technical expertise and supporting distribution capability. Our inability to continue to develop expertise and attract skilled marketing and sales personnel to our sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. We have entered into an agreement with Ventiv Pharma Services, or Ventiv, to assist in the development of a sales force to promote Restasis® and Kineret® under our respective agreements with Allergan and Amgen. We believe that our promotional efforts with Restasis® and Kineret® and our relationship with Ventiv have accelerated our creation of a sales force to promote PREOS®. We cannot assure you that our sales force will be successful in generating PREOS sales revenue in a highly competitive market. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

In addition, we have incurred significant expenses in developing sales, marketing and distribution capabilities in connection with determining potential commercialization strategies with respect to PREOS®. Our commercialization strategy with respect to PREOS® and other product candidates will depend on a number of factors, including:

•	the extent to which we are successful in securing collaborative partners to offset some or all of the funding obligations with respect to other product candidates;

•	whether we are able to establish agreements with third party collaborators with respect to any of our product candidates on terms that are acceptable to us;

•	the extent to which our agreement with our collaborators permits us to exercise marketing or promotion rights with respect to the product candidate; and

•	how our product candidates compare to competitive products with respect to labeling, pricing, therapeutic effect and method of delivery.

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

The passage of the Medicare Prescription Drug and Modernization Act of 2003, or the MMA, imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries which may affect the marketing of our products. The MMA also introduced a new reimbursement methodology, part of which went into effect in 2004. At this point, it is not clear what effect the MMA will have on prices paid for currently approved drugs and the pricing options for new drugs approved after January 1, 2006. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

In addition, in some foreign countries, the proposed pricing for a drug must be approves before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to compete successfully against other companies in our industry and achieve profitability.

The pharmaceutical and biotechnology industries are intensely competitive. We have competitors both in the U.S. and internationally including major multi-national pharmaceutical companies, chemical companies, biotech companies, universities and other research organizations. Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo®, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, is currently being marketed in the United States and Europe by Eli Lilly, Inc., or Lilly, as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS® is approved by the FDA, it will compete directly with Forteo® and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin, bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators, which could render our product candidates obsolete and non-competitive.

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

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We registered the “PREOS” trademark with the United States Patent and Trademark Office. A third party may assert a claim that the PREOS® mark is confusingly similar to its mark, and such claims or the failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS®, which could cause us to incur additional expense or delay its introduction to market.

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

Our research and development activities and the clinical investigation, manufacture, distribution and marketing of drug products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must, among other things, demonstrate with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, that approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory requirements vary widely from country to country, but, in general, are subject to all of the risks associated with United States approvals.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of pre-clinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements which could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA’s cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements. Our promotional materials and sales activities are governed by FDA regulation. The FDA may require us to withdraw promotional material, to issue corrected material, or to cease promotion resulting in loss of credibility with our customers, reduced sales revenue or increased costs.

If we fail to attract and retain key employees, the development and commercialization of our products may be adversely affected.

We depend heavily on the principal members of our scientific and management staff. To the extent that we lose key personnel, our ability to develop products and become profitable may suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our ability to attract and retain other highly qualified scientific and management personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. We have operations in Salt Lake City, Utah, Parsippany, New Jersey, Mississauga, Ontario and Toronto, Ontario. We also have executive officers at each of these locations. Our future success will depend in part on how well we are able to integrate each of their efforts with the operations of the Company and how successful we are in managing personnel who are working on the same program but are spread out at various geographic locations.

If we are not successful in our management transition or in attracting and retaining management team members and other highly qualified individuals in our industry, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial personnel. We have historically been highly dependent on Dr. Hunter Jackson, the founder of our company and our only Chairman, Chief Executive Officer and President. Dr. Jackson has held these offices since the founding of NPS to November 2005. In November 2005, Dr. N. Anthony Coles joined NPS as President and Chief Operating Officer and continues to hold these offices. Dr. Jackson continues to serve as our Chairman and Chief Executive Officer and will hold these offices until May 11, 2006, at which time he will retire. On May 11, 2006, Dr. Coles will become our Chief Executive Officer. Drs. Jackson and Coles are working together closely to ensure an effective transition. Dr. Coles will continue after May 11, 2006 to work with our management team to accomplish, among other things, a successful transition of leadership. In addition to Dr. Coles, we have hired other key members of our management team over the past few years. Our future success depends on a successful management transition and will also depend on our continuing to attract, retain and motivate highly skilled management team members.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and Nasdaq National Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

Risks Related to Our Common Stock and Notes Payable

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

Royalty and milestone revenues received from Amgen on sales of cinacalcet HCl may not be sufficient to cover the interest and principal payments on the Secured 8.0% Notes due March 30, 2017. As a result, we would have to either make such payments out of available cash resources or risk forfeiture of certain royalty rights under the Amgen agreement.

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

We have ongoing operations in Salt Lake City, Utah; Parsippany, New Jersey; Mississauga, Ontario; and Toronto, Ontario. In December 2005, we closed a transaction for the sale and leaseback of our 93,000 square foot laboratory and office building in Salt Lake City. As part of the transaction, we entered into a lease agreement for all of the laboratory and office space in the building. The lease will expire in December 2020. The building is located on land in the Research Park of the University of Utah and is subject to 40-year ground lease. In Parsippany, we lease approximately 76,500 square feet of administrative space. The Parsippany lease will expire in October 2007.

In Mississauga, we own a building consisting of approximately 90,000 square feet of laboratory, support and administrative space. In March 2005, we entered into a lease agreement with the MaRS Discovery District in Toronto for an approximately 60,000 square foot laboratory and office building. In September 2005, we completed construction of leasehold improvements on this facility and relocated certain personnel from our Mississauga facility to the MaRS facility. The lease will expire in March 2015. The MaRS Discovery District is located in downtown Toronto and includes the University of Toronto and over thirty internationally renowned, affiliated hospitals and research institutes.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2005.

Executive Officers of the Registrant.

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Hunter Jackson	55	Chief Executive Officer and Chairman of the Board
N. Anthony Coles	45	President and Chief Operating Officer
Val R. Antczak	53	Senior Vice President Legal Affairs, General Counsel and Secretary
Morgan R. Brown	37	Vice President, Finance and Treasurer
G. Thomas Heath	56	Senior Vice President, Marketing and Sales
Glenn R. Melrose	50	Vice President, Human Resources
Gerard J. Michel	42	Chief Financial Officer and Vice President, Corporate Development
Alan L. Mueller	51	Vice President, Drug Discovery
Edward F. Nemeth	53	Vice President and Chief Scientific Officer
Stephen R. Parrish	49	Vice President, Technical Operations
Alan M. Rauch	56	Senior Vice President, Clinical Research and Medical Affairs and Chief Medical Officer
Gregory Torre	53	Senior Vice President, Regulatory Affairs

Hunter Jackson, Ph.D. has been Chief Executive Officer and Chairman of our board since founding NPS in 1986. He also served as President from 1994 to October 2005. Before founding NPS, he was an Associate Professor in the Department of Anatomy at the University of Utah School of Medicine. Dr. Jackson received a Ph.D. in Psychobiology from Yale University. He received postdoctoral training in the Department of Neurosurgery, University of Virginia Medical School.

N. Anthony Coles, M.D. has been President and Chief Operating Officer since November 2005. Prior to joining NPS, Dr. Coles served as the Senior Vice President of Commercial Operations of Vertex Pharmaceuticals from 2002 to October 2005. From 1996 to 2002, Dr. Coles held a variety of positions with Bristol-Myers Squibb, including Senior Vice President of Strategy and Policy and Senior Vice President of Marketing and Medical Affairs, Neuroscience/Infectious Diseases/Dermatology. Dr. Coles was a Research Fellow at Harvard Medical School. He received a B.S. from Johns Hopkins University, a Master of Public Health from Harvard University, and a Doctor of Medicine from Duke University.

Val R. Antczak, J.D., has been Senior Vice President Legal Affairs, General Counsel and Secretary since April 2005. From 1978 to April 2005, Mr. Antczak was a partner at the law firm of Parsons Behle & Latimer in Salt Lake City, where his practice concentrated on business, business litigation and regulatory matters for capital-intensive industries. Mr. Antczak received a J.D. from the University of Utah and a B.S. in finance from the University of Utah.

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

Glenn R. Melrose, M.S., has been Vice President of Human Resources since July 2005. From 1999 to June 2005, Mr. Melrose served as Vice President of Human Resources at Amersham Biosciences Corp., North America, where he led Biosciences worldwide Human Resources function in 2003 and 2004. He began his career as an R&D scientist at Becton Dickinson and has held various sales and marketing management positions with Kodak Clinical Diagnostics and Amersham. Mr. Melrose received a M.S. in Experimental Biology from the University of Maryland and a B.S. in Biology from Washington and Lee University.

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

Stephen R. Parrish, M.S. has been Vice President, Technical Operations since September 2002. Prior to joining NPS as an employee, Mr. Parrish worked with NPS for six months as a consultant through ManuPharm Consulting, Mr. Parrish’s own consulting company since October 1998. In that capacity, he provided manufacturing consulting services to the biotechnology and pharmaceutical industries. From March 1995 to September 1998, he served as Head of Operations for Medeva Pharma. Mr. Parrish received a B.S. in Pharmacy and an M.S. in Pharmaceutical Analysis, both from the University of Manchester.

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

Greg Torre, Ph.D., J.D., has been Senior Vice President Regulatory Affairs since February 2006. From June 2005 to January 2006, Dr. Torre served as Vice President Regulatory and Chief Regulatory Officer at Accentia Biopharmaceuticals. From June 2004 to June 2005 he served as Vice President Regulatory at MannKind Pharmaceuticals. From 2000 to June 2004, he was Senior Vice President Regulatory at Watson Pharma, Inc. While at Accentia, MannKind and Watson, Dr. Torre was responsible for developing worldwide registration strategies for new pharmaceutical products, regulatory compliance programs and drug safety programs. Dr. Torre received a Ph.D. in Pharmacology and Toxicology from St. John’s University and a J.D. from Brooklyn Law School.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol “NPSP.” The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq National Market.

	High	Low
2004
First Quarter	$35.84	$25.03
Second Quarter	28.40	20.00
Third Quarter	23.12	16.50
Fourth Quarter	22.62	16.52
2005
First Quarter	18.31	10.97
Second Quarter	13.35	10.45
Third Quarter	12.76	9.24
Fourth Quarter	12.51	9.33

As of December 31, 2005, there were approximately 215 holders of record of our common stock.

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

ITEM 6. Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2005. This is derived from, and qualified by reference to, NPS’s audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected quarterly data presented below are derived from our unaudited consolidated financial statements.

	Years Ended December 31
Consolidated Statements of Operations Data:	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Revenues from research and license agreements	$12,825	$14,237	$9,919	$2,154	$10,410

Operating expenses:
Cost of royalties received	1,144	237	—	—	—
Research and development	117,445	143,099	118,173	80,872	60,090
Selling, general and administrative	48,635	34,351	20,337	14,777	12,099
Amortization of goodwill and acquired intangibles (1)	—	1,598	1,485	1,322	3,411
Merger costs and termination fees	—	—	46,114	—	—

Total operating expenses	167,224	179,285	186,109	96,971	75,600

Operating loss	(154,399)	(165,048)	(176,190)	(94,817)	(65,190)

Other income (expense), net	(15,379)	(1,570)	3,265	7,883	15,522

Loss before income tax expense	(169,778)	(166,618)	(172,925)	(86,934)	(49,668)
Income tax expense (benefit)	(55)	1,633	(2,530)	(102)	300

Net loss	$(169,723)	$(168,251)	$(170,395)	$(86,832)	$(49,968)

Basic and diluted loss per share (2)	$(4.14)	$(4.43)	$(4.71)	$(2.79)	$(1.67)

Basic and diluted weighted average shares outstanding (3)	41,036	37,948	36,148	31,165	29,912

(1)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142 as of January 1, 2002. The Company recognized $2.1 million for the year ended December 2001 of amortization of goodwill and the assembled workforce component of purchased intangibles, which was not recorded in 2005, 2004, 2003 and 2002 under SFAS No. 142.
(2)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Cash, cash equivalents, and marketable investment securities	$258,967	$329,685	$303,874	$234,454	$207,518
Working capital	233,907	306,349	283,906	228,497	206,314
Total assets	331,052	397,485	327,508	253,468	234,976
Long-term portion of lease financing, notes payable and other long-term liabilities	390,117	367,000	192,000	—	—
Accumulated deficit	(756,204)	(586,481)	(418,230)	(247,835)	(161,003)
Stockholders’ equity (deficit)	(97,524)	(12,789)	112,785	242,362	221,935

Quarterly Financial Data:

	Quarter Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share amounts)
2005
Revenue from research and license agreements	$4,308	$4,700	$2,183	$1,634
Operating loss	(40,970)	(34,304)	(38,277)	(40,848)
Net loss	(44,278)	(38,333)	(42,162)	(44,950)
Basic and diluted loss per common and common share equivalent (1)	$(0.96)	$(0.95)	$(1.09)	$(1.16)

	December 31	September 30	June 30	March 31
2004
Revenue from research and license agreements	$1,073	$710	$443	$12,011
Operating loss	(49,249)	(39,069)	(41,218)	(35,512)
Net loss	(52,048)	(39,170)	(41,382)	(35,651)
Basic and diluted loss per common and common share equivalent (1)	$(1.34)	$(1.02)	$(1.11)	$(0.96)

(1)	Loss per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

PART II

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into this report contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, our ability to earn a profit from sales or licenses of any drug candidate or our ability to discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, our and our collaborators’ ability to successfully complete clinical trials, commercialize products and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals;

•	competitive factors;

•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates to meet our clinical trial and commercial launch requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

•	the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic and market conditions.

You should also consider carefully the statements set forth in Section 1A of this Annual Report entitled “Risk Factors” which addresses these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We have no plans to update these forward-looking statements.

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

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada, for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin is presently in Phase III clinical trials with cinacalcet HCl. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. In May 2005, we filed a New Drug Application, or NDA, with the FDA seeking approval to market PREOS® in the U.S. The PDUFA date for the PREOS® NDA is March 10, 2006. “PDUFA date” refers to the date that the FDA is expected to notify a drug sponsor about the approval status of an NDA. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its European marketing authorization application, or MAA, with the European Medicines Evaluation Authority, or EMEA, in March 2005. The Committee for Medicinal Products for Human Use of the EMEA, or the CHMP, has adopted a positive opinion recommending authorization for Nycomed to market PREOS® in Europe. The CHMP recommendation is generally the last step prior to receipt of marketing authorization of the EMEA. If marketing approval from the EMEA is granted, Nycomed intends to market PREOS® in Europe under the brand name PREOTACT® and expects to be ready to launch PREOTACT® in Europe during the second half of 2006.

We are conducting a pivotal Phase III clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and have completed a proof-of-concept Phase II clinical trial in patients with Crohn’s disease. Our corporate licensee, GlaxoSmithKline, is engaged in Phase I clinical development activities with a calcilytic compound licensed from us for the potential use in osteoporosis. AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluRs licensed from us. Janssen is also engaged in Phase I clinical development activities with a compound licensed from us for potential use in central nervous system disorders. We are also evaluating the potential use of a proprietary compound, isovaleramide, in a variety of central nervous system disorders.

In October 2005, we entered into an agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. We have agreed with Amgen that we will end our promotion of Kineret® effective March 31, 2006. We believe our activities under these agreements have allowed us to develop and train our sales organization in preparation for the commercial launch of PREOS® if and when approved by the FDA.

We have incurred cumulative losses from inception through December 31, 2005 of approximately $756.2 million, net of cumulative revenues from research and license agreements of approximately $112.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Commercial manufacturing activities for PREOS®, the build-up of the infrastructure necessary for the commercial launch of PREOS® and the conduct of pre-and post-FDA approval clinical trials with PREOS® will substantially contribute to our operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide; clinical manufacturing for teduglutide; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Major Research and Development Projects

Our major research and development projects involve PREOS® and teduglutide. We also have other significant research and development efforts, including isovaleramide and our work with AstraZeneca on metabotropic glutamate receptors.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the years ended December 31, 2005, 2004 and 2003 we incurred $54.4 million, $80.6 million, and $80.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. We have incurred costs of approximately $ 327.5 million since we assumed development obligations for this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we submitted an NDA to the FDA in May 2005. The FDA has accepted the NDA for review. The PDUFA date for the PREOS® NDA is March 10, 2006. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. Nycomed filed its MAA with the EMEA in March 2005. The CHMP has adopted a positive opinion recommending authorization for Nycomed to market PREOS® in Europe. THE CHMP recommendation is generally the last step prior to receipt of marketing authorization of the EMEA. Because of the ongoing work with respect to the PREOS® program, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, and the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. To date, we have not received any revenue from commercial sales of PREOS®. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, include the following:

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

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome and Crohn’s disease. We initiated a pivotal Phase III study in adults with short bowel syndrome in the first quarter of 2004. A Phase IIa proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease has been completed and based upon the results of the study, we plan to advance the clinical development of teduglutide for Crohn’s disease.

During the years ended December 31, 2005, 2004 and 2003, we incurred $28.8 million, $30.5 million and $18.1 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $95.4 million since we assumed development obligations of this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit an NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the ongoing work with respect to the pivotal Phase III trial in adults with short bowel syndrome, the early stage of the clinical trials in Crohn’s disease, the risks associated with the clinical trial process, including the risk that patient enrollment in the clinical trials may be slow; that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinicals trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include the following:

•	We may be unable to enroll on a timely basis or at all, a sufficient number of patients to complete our clinical trials as planned;

•	Teduglutide may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

•	We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;

•	Our ability to continue to be able to secure adequate clinical and commercial supplies of teduglutide in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of teduglutide.

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

Other Research and Development Programs

Most of the remaining research and development expenses for the three years ended December 31, 2005, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless earlier terminated by AstraZeneca or us upon six months advance written notice. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluR’s licensed from us.

During the three years ended December 31, 2005, 2004 and 2003, we incurred $4.7 million, $4.6 million and $3.9 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

Isovaleramide for CNS Disorders. Isovaleramide is a small organic molecule which we are evaluating as a potential treatment for various central nervous system disorders. Preclinical studies have shown that isovaleramide is effective in a number of animal models of epilepsy and spasticity. We have completed several Phase I clinical trials with isovaleramide to evaluate its safety and tolerability. Our analysis of the data indicates that the drug was safe and well tolerated.

During the years ended December 31, 2005, 2004 and 2003, we incurred $9.3 million, $10.2 million and $3.3 million, respectively in research and development of this product candidate, including costs associated with the manufacture of clinical supplies of isovaleramide.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

Calcilytic Compounds. We are pursuing a treatment for osteoporosis that focuses on the discovery and development of orally administered drugs called calcilytic compounds. Calcilytic compounds are small molecule antagonists of the calcium receptors that temporarily increase the secretion of the body’s own parathyroid hormone, which may result in the formulation of new bone. In animal studies, we determined that intermittent increases in circulating levels of parathyroid hormone can be obtained through use of calcilytics.

In 1993, we collaborated with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds from the treatment of osteoporosis and other bone metabolism disorders. We are not expending significant resources in the program. In December 2000, GlaxoSmithKline initiated a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advance compounds for which we received an additional $2.0 million milestone payment. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved, and royalties on sales of any commercialized products based on compounds identified in the collaboration.

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001, we received a milestone payment from Janssen as a result of the selection of a preclinical compound for further development as a potential treatment for schizophrenia. Janssen has informed us that they have moved a compound from this collaboration into a Phase I clinical trial. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met, and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

Summary of Other Programs. The goal of our other programs is to discover, synthesize, develop and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all of these compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, we will need to initiate and complete all current and planned clinical trials with satisfactory results and submit a NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003
Revenues from research and license agreements Operating expenses:	$12,825	$14,237	$9,919
Cost of royalties	$1,144	$237	$—
% of revenues	9%	2%	—

Research and development	$117,445	$143,099	$118,173
% of revenues	916%	1,005%	1,191%

Selling, general and administrative	$48,635	$34,351	$20,337
% of revenues	379%	241%	205%

Amortization of purchased intangibles	$—	$1,598	$1,485
Merger costs and termination fees	$—	$—	$46,114

Years ended December 31, 2005 and 2004

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $12.8 million in 2005 compared to $14.2 million in 2004. The decrease in revenues during 2005 as compared to 2004 is due primarily to milestone payments from licensees earned during 2004. During 2004, we received a $10.0 million milestone payment from Amgen Inc. for the approval of their NDA by the FDA for Sensipar® and we received a $2.0 million milestone payment from Kirin for the commencement of Phase III clinical trials with cinacalcet HCl in Japan. Similar milestones were not earned during 2005. Additionally, during 2005 and 2004, we recognized $12.5 million and $2.2 million, respectively, in royalty revenue from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in the royalty rates earned on sales of cinacalcet HCl due to Amgen’s achievement of certain cumulative annual sales thresholds. We recognized revenue from our agreements as follows:

•	Under our agreement with Amgen, we recognized revenue of $12.5 million in 2005 and $12.2 million in 2004;

•	Under our agreement with Kirin, we recognized no revenue in 2005 and revenue of $2.0 million in 2004; and

•	Under our agreement with Nycomed, we recognized revenue of $234,000 in 2005 and no revenue in 2004.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.1 million and $237,000, respectively, during 2005 and 2004.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $117.4 million in 2005 from $143.1 million in 2004. Research and development expenses decreased from 2004 to 2005 principally due to a $18.4 million decrease in the costs of advancing our PREOS® clinical program, a $10.4 million decrease in the development costs of advancing our teduglutide clinical program, and a $2.0 million decrease in the development costs of our central nervous system programs offset by a $2.5 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force, for our marketed products and product candidates. Our selling, general and administrative expenses increased to $48.6 million in 2005 from $34.4 million in 2004. The increase in selling, general and administrative expenses from 2004 to 2005 is due primarily to a $10.7 million increase in costs related to market research, educational and commercial activities, including personnel costs, associated with PREOS® and our promotional activities around Kineret® and Restasis®, and a $3.5 million increase in other selling, general and administrative costs associated with the overall growth of the Company and the establishment of commercial headquarters in Parsippany, New Jersey, including increased facilities costs of $1.6 million, corporate administration expenses of $2.6 million, information technology costs of $1.3 million, offset by decrease in legal expenses of $2.5 million.

Amortization of Purchased Intangibles. Purchased intangibles originated with our December 1999 acquisition of Allelix. As of December 31, 2004, purchased intangible assets associated with the acquisition of Allelix were fully amortized. Our amortization of purchased intangibles was $1.6 million in 2004.

Total Other Income (Expense), Net. Our total other expense, net, increased from $1.6 million in 2004 to $15.4 million in 2005. The increase in total other expense, net, from 2004 to 2005 is primarily the result of recording interest expense of $18.1 million in 2005 compared with $401,000 in 2004 on our $175.0 million Secured Notes which were issued in December 2004. Additionally, interest income increased by $3.4 million from 2004 to 2005, primarily the result of higher average cash, cash equivalents, and marketable investment securities balances throughout 2005. Average balances of cash, cash equivalent and marketable investment securities during the year ended December 31, 2005 increased as a result of issuing our $175.0 million Secured 8.0 percent Notes in December 2004 and completing a $78.7 million, net, secondary equity offering in September 2005.

Income Taxes. Our income tax benefit was $55,000 in 2005 compared to income tax expense of $1.6 million in 2004. The income tax benefit recorded in 2005 relates to our estimates of refundable tax credits from the Canadian province of Quebec for research and development activities performed. The income tax expense recorded in 2004 is primarily the result of a tax audit performed by the Canadian province of Quebec in which it was determined that certain research and development activities performed by us were not eligible to receive previously refunded Quebec Research and Development Wage tax credits from which we recorded income tax expense of $1.4 million. Additionally, we made a $200,000 income tax payment to a foreign jurisdiction in 2004 upon receipt of a milestone payment from a licensee.

As of December 31, 2005, we had a United States federal and state income tax net operating loss carryforward of approximately $235.0 million and $239.2 million, respectively, and a United States federal income tax research credit carryforward of approximately $6.7 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $485.1 million and $505.5 million, respectively, a Canadian research pool carryforward of approximately $189.1 million and a Canadian investment tax credit carryforward of approximately $25.3 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986.

Years ended December 31, 2004 and 2003

Revenues. Our revenues were $14.2 million in 2004 compared to $9.9 million in 2003. The increase in revenues from 2003 to 2004 is primarily the result of a $10.0 million milestone payment we received from Amgen Inc. for the approval of their NDA by the FDA for cinacalcet HCl in March 2004 and a $2.0 million milestone payment we received from Kirin Brewery Company, Ltd. for the commencement of a Phase III clinical trial with cinacalcet HCl in Japan. Additionally, during 2004 we received $2.2 million in royalty revenue from Amgen on the sales of cinacalcet HCl. During 2003 we received a $6.0 million milestone payment from Amgen for the submission of their NDA to the FDA for cinacalcet HCl and a $2.0 million milestone payment from GlaxoSmithKline for the initiation of a clinical study with a new calcilytic compound. Additionally, we recognized $1.5 million in revenue during 2003 as a result of our settled arbitration with Forest Laboratories, Inc. relating to a milestone owed to us. We recognized revenue from our agreements as follows:

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

Research and Development. Our research and development expenses increased to $143.1 million in 2004 from $118.2 million in 2003. Research and development expenses increased from 2003 to 2004 principally due to a $5.2 million increase in the development costs of advancing our teduglutide clinical program, a $21.8 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS® and a $7.0 million increase in the development costs of our central nervous system programs offset by a $11.9 million decrease in the development costs of our PREOS® clinical program, including personnel related costs.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $34.4 million in 2004 from $20.3 million in 2003. The increase in selling, general and administrative expenses from 2003 to 2004 is due primarily to a $5.1 million increase in costs related to market research, educational, and various other pre-launch marketing activities associated with PREOS® and teduglutide, $2.0 million in costs related to the internal investigation of the events leading to the execution of the PharmData and DCI contracts and other legal expenses regarding that matter, $850,000 in severance and retirement benefits, and a $6.1 million increase in other selling, general and administrative costs associated with the overall growth of the Company and the establishment of commercial headquarters in Parsippany, New Jersey, including increased finance and accounting costs of $1.5 million, human resource expenses of $1.1 million, information technology costs of $1.3 million, legal expenses of $816,000 and facility expenses of $621,000.

Amortization of Purchased Intangibles. Our amortization of purchased intangibles of $1.6 million in 2004 was comparable to $1.5 million in 2003.

Merger Costs and Termination Fees. Merger costs and termination fees were zero in 2004. We recorded an expense of $46.1 million for the year ended December 31, 2003 as a result of the termination of our merger with Enzon Pharmaceuticals, Inc., or Enzon, and the termination of our agreement with the Government of Canada pursuant to the Technology Partnerships Canada program, or TPC.

On February 19, 2003 we entered into an Agreement and Plan of Reorganization, or Merger Agreement, with Enzon, which set forth the terms and conditions of the proposed merger of NPS and Enzon. On June 4, 2003, we announced that NPS and Enzon had mutually agreed to terminate the Merger Agreement and other ancillary documents entered into in connection with the Merger Agreement. As part of the agreements to terminate the merger, we paid Enzon a termination fee in the form of a private placement of 1.5 million shares of our common stock valued at $35.6 million based upon the $23.747 per share closing price of our common stock on the Nasdaq National Market on June 4, 2003. A Shelf Registration Statement on Form S-3, providing for the resale of these shares by Enzon was filed with the Securities and Exchange Commission on July 2, 2003. The resale of the shares by Enzon has been registered with the SEC on a Form S-3 Registration Statement. We also incurred direct costs relating to the proposed merger of approximately $4.3 million.

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

Total Other Income (Expense), Net. Our total other income, net, decreased from $3.3 million in 2003 to total other expense, net, of $1.6 million in 2004. The decrease in total other income, net, from 2003 to 2004 is primarily the result of a recording interest expense of $7.1 million in 2004 compared with $3.7 million in 2003 on our $192.0 million 3.0 percent convertible notes issued June 2003. In addition we recorded $401,000 of interest expense on our $175.0 million Secured 8.0 percent Notes in 2004. Additionally, interest income decreased $751,000, primarily the result of lower average cash, cash equivalents, and marketable investment securities throughout 2004. Average balances of cash, cash equivalent and marketable investment securities during the year ended December 31, 2004 decreased as a result of the need to fund current operations; however, we were able to increase our cash, cash equivalent and marketable investment securities in December 2004 due to the issuance of our $175.0 million Secured 8.0 percent Notes.

Income Taxes. Our income tax benefit decreased from $2.5 million in 2003 to income tax expense of $1.6 million in 2004. The income tax expense recorded in 2004 is primarily the result of a tax audit performed by the Canadian province of Quebec in which it was determined that certain research and development activities performed by us were not eligible to receive previously refunded Quebec Research and Development Wage tax credits from which we recorded income tax expense of $1.4 million. Additionally, we made a $200,000 income tax payment to a foreign jurisdiction in 2004 upon receipt of a milestone payment from a licensee. We recorded an income tax benefit of $2.4 million during 2003 for refundable income tax credits relating to research and development activities in Quebec. The amount recorded in 2003 represented our estimate of amounts we believed were probable of being received and retained by us. Prior to 2003 we were not able to estimate or conclude that it was probable that we would receive and retain amounts related to this credit.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2005	December 31, 2004
Cash, cash equivalents, and marketable securities	$258,967	$329,685
Total assets	331,052	397,485
Current debt	1,349	—
Non-current debt	384,599	367,000
Stockholders’ deficit	(97,524)	(12,789)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of December 31, 2005, we had recognized $112.6 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $561.5 million from the sale of equity securities for cash, $355.2 million from the sale of secured debt and convertible debt for cash and $19.0 million from the sale of our administration and laboratory building located in Salt Lake City, Utah, in a sale-leaseback transaction. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $259.0 million at December 31, 2005. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR – 383 Colorow Drive LLC, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. Under the terms of the lease we will pay a base rent of $158,000 per month for the first three years of the lease. After year three, our rent increases at the rate of 2.75% per year for the remainder of the lease. The lease is a triple-net lease and, as a result, we will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments under the ground lease with the University of Utah. Under the terms of the sale, we assigned the 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, we have the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value.

In October 2005, we entered into an agreement with Allergan to co-promote Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. Under the terms of the agreement, Allergan will supply product, promotional materials, sales training and other support. We are required to promote Restasis® to rheumatologists in the United States with a minimum number of sales representatives, make a minimum number of sales calls during the term of the agreement and spend a minimum annual amount on promotional expenses. If we achieve certain annual sales objectives, we will receive a percentage of the incremental sales of Restasis® generated through our promotional activities. Under the terms of the agreement, we recognized $23,000 in revenue during 2005. We may also receive a percentage of Allergan’s sales of Restasis® to rheumatologists in the United States after the expiration of the term for a period of three years, provided that we agree to renew the term of the agreement and that the agreement is not terminated due to our material breach or by us prior to the end of the term as described below. The agreement has a four-year term, which may be extended for an additional one-year period upon the mutual consent of the parties. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of the breach. The agreement may also be terminated immediately on the occurrence of certain other customary events. We may also terminate the agreement at the end of 2007 if we fail to achieve a certain annual sales objectives during both the 2006 and 2007 calendar years under the agreement. Upon termination of the agreement all rights granted to NPS under the agreement will revert back to Allergan.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2005, we had $8.4 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest in the notes was approximately $3.0 million as of December 31, 2005 which represents our estimate of the redemption premium. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

In August 2004, we entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to us in our promotional efforts. We are required to promote Kineret with a minimum number of sales representatives during the term of the agreement. We began promoting Kineret in March 2005. We will receive a percentage of incremental Kineret revenues above specified baseline amounts. During 2005, we did not recognize any revenue under the terms of this agreement. We have agreed with Amgen to end our promotion of Kineret® effective March 31, 2006.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. To date, we have received $2.1 million in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue in 2005 and 2004 of $234,000 and zero, respectively.

In July 2003, we completed a private placement of $192.0 million of our 3.0 % Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable semi annually in arrears on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

The following table summarizes our cash flow activity for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003
Net cash used in operating activities	$(161,414)	$(148,117)	$(117,502)
Net cash provided by (used in) investing activities	(22,468)	92,128	(92,586)
Net cash provided by financing activities	104,761	192,974	189,246

Net cash used in operating activities was $161.4 million in 2005 compared to $148.1 million in 2004 and $117.5 million in 2003. The increase in cash used in operating activities during 2005 compared to 2004 is primarily a result of increased accounts receivable balances and decreased accounts payable, accrued liabilities and accrued taxes payable balances, compared with the same period in the prior year. The net loss increased $1.5 million during 2005 compared to 2004 due primarily to less revenues recognized under license agreements, increased marketing expenses associated with PREOS®, increased sales and marketing expenses associated with the promotion of Kineret® and Restasis®, and increased interest expense associated with our Secured Notes that were issued in December 2004 offset by decreases in research and development expenses for our clinical programs during 2005. Additionally, our accounts receivable balances increased during 2005 relating primarily to amounts owed by Amgen for cinacalcet HCl sales. The increase in cash used in operating activities during 2004 as compared with 2003 is primarily the result of increased research and development expenses associated with our teduglutide and isovaleramide clinical development programs and increased marketing expenses associated with PREOS® as well as commercial activities associated with Kineret®.

Net cash used in investing activities was $22.5 million in 2005 compared to net cash provided by investing activities of $92.1 million in 2004 compared to cash used in investing activities of $92.6 million in 2003. Net cash used in investing activities in 2005 was primarily the result of investing the net proceeds from our Secured Notes as well as investing the proceeds from our equity offering that was completed in September 2005. Net cash provided by investing activities in 2004, was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities in 2003 was primarily the result of investing the net proceeds from our Convertible Notes. Additionally, capital expenditures were $10.3 million, $17.5 million and $1.8 million, respectively, in 2005, 2004 and in 2003. Capital expenditures during 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada, while capital expenditures during 2004 related primarily to the construction of a new administrative office and scientific laboratory building located in Research Park of the University of Utah in Salt Lake City, Utah.

Net cash provided by financing activities was $104.8 million, $193.0 million and $189.2 million, respectively, during 2005, 2004 and 2003. Cash provided by financing activities in 2005, primarily relates to net proceeds of $78.7 million from the sale of 7.0 million shares of NPS common stock, net proceeds of $19.0 million from the sale of our administrative office and laboratory building located in Salt Lake City, Utah and the use of restricted cash and cash equivalents to fund the interest expense shortfall on our Secured Notes. Cash provided by financing activities in 2004 was primarily the result of net proceeds of $39.9 million received from the sale of 1.33 million shares of NPS common stock to Nycomed and net proceeds of $169.3 million from the issuance of the Secured Notes less restricted cash of $14.2 million relating to the interest reserve on the Secured Notes and $5.2 million relating to a manufacturing contract. Cash provided by financing activities in 2003 is primarily the result of net proceeds of $185.9 million from the issuance of the Convertible Notes. We also received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided $2.3 million, $3.1 million and $3.4 million, respectively, of cash during 2005, 2004 and 2003. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments of up to $95.1 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2005, we have a total commitment of up to $1.4 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2009 unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, we have entered into long-term agreements with certain manufacturers, contract research organizations, and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents the contractual obligations of the Company as of December 31, 2005 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$11.8	$1.2	$3.0	$2.1	$5.5
Purchase Commitments (1)	54.6	34.0	18.1	0.4	2.1
Convertible Notes Payable	192.0	—	192.0	—	—
Interest on Convertible Notes Payable	14.4	5.8	8.6	—	—
Secured Notes Payable (2)	175.0	1.2	36.0	87.6	50.2
Interest on Secured Notes Payable (2)	71.5	14.5	36.1	16.3	4.6
Lease Financing Obligation	5.7	0.1	—	—	5.6
Interest on Lease Financing Obligation	27.3	1.8	3.8	3.9	17.8
Royalty payment obligation	13.5	1.0	2.0	2.0	8.5

(1)	Purchase obligations primarily represent commitments for services ($22.0 million), manufacturing agreements ($19.0 million) and other research and purchase commitments ($10.5 million).
(2)	Amounts shown as contractual commitments under our Secured Notes payable represent our estimate of expected principal repayment based on anticipated cinacalcet HCl royalty income. Additionally amounts shown in interest on Secured Notes include our expected premium redemption payment based on cinacalcet HCl royalty income levels.

In September 2005, we completed construction of leasehold improvements on approximately 58,000 square feet of laboratory, support and administrative space in the MaRS Discovery District in downtown Toronto, Ontario. Leasehold improvement costs were approximately $8.5 million. In January 2005, we completed the construction of a 90,000 square foot building consisting of administrative offices and scientific laboratories in Research Park of the University of Utah in Salt Lake City, Utah. Construction costs were approximately $15.0 million. In December 2005, we completed a sale-leaseback on this facility which resulted in net proceeds of $19.0 million.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. If any of the events that pose these risks comes to fruition, we may have to substantially modify or terminate current and planned clinical trials, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and research and development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	accrual of research an development expenses; and

•	valuation of long-lived and intangible assets and goodwill.

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

Accrual of Research and Development Expenses. Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

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

Our balance sheet reflects net long-lived assets of $50.2 million, including net goodwill of $9.3 million as of December 31, 2005.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of December 31, 2005, we have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of value of such assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 123R, Share Based Payment, or SFAS No. 123R which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principals Board Opinion No. 25, or APB No. 25, and

its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB No. 107, delaying the required implementation of SFAS No. 123R. Under SAB No. 107, SFAS No. 123R will be effective for us beginning with our first quarter of 2006.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore we generally recognize no compensation cost for employee stock options. The adoption of SFAS No. 123R will have a significant impact on our consolidated results of operations, although it is not expected to have any impact on our overall consolidated financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time as it will depend in part on levels of share-based payments granted in the future. However, had SFAS No. 123R been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is presented in the pro forma financial results described in Note 1(g) to the consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123R allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. We have chosen to use the modified prospective transition methodology without restatement.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity (deficit). Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008, our 8.0 percent Secured Notes in the principal amount of $175.0 million and our $19.0 million lease obligation each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales. The fair value of the lease obligation is affected by changes in the interest rates and by changes in the value of real estate and lease rates in Salt Lake City, Utah.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euro dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro dollar, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro dollar from the December 31, 2005 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-29 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Annual Report of Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page F-3 of this report.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP’s report on management’s assessment of the effectiveness of our internal control over financial reporting is included on page F-3 of our consolidated financial statements beginning on page F-1 of this report, and is incorporated into this section by reference.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 11, 2006, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” and is incorporated into this section by reference. For information regarding executive officers see Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 11, 2006, under the captions “Executive Compensation” and except for the information appearing under the captions “Report of the Compensation Committee of the Board of Directors” is incorporated into this section by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 11, 2006, under the captions “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this section by reference.

ITEM 13. Certain Relationships and Related Transactions.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 11, 2006, under the captions “Certain Relationships and Related Transactions” and is incorporated into this section by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 11, 2006, under the captions “Principal Accountant Fees and Services” and is incorporated into this section by reference.

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

3. Exhibits.

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (21)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant (21)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1A	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.4E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hypen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

10.20A	2005 Omnibus Incentive Plan (18)

10.20B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.21A	Non-Employee Director Deferred Compensation Program (19)

10.21B	Form of Deferred Stock Unit Award Agreement (19)

10.22	Employment Agreement with N. Anthony Coles, M.D

10.23A	Agreement of Purchase and sale between Registrant and Biomed Realty, L.P. dated December 20, 2005

10.23B	Lease Agreement between Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries (21)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 23272, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 23272, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 23272, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 23272, Film No. 05587185, filing date February 9, 2005).
(18)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 23272, Film No. 05744588, filing date April 11, 2005).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 1, 2005 (SEC File No. 23272, Film No. 05933233, filing date July 1, 2005).
(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 23272, Film No. 05974685, filing date July 26, 2005).
(21)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC File No. 23272, Film No. 05667287, filing date March 8, 2005).
*	Confidential treatment has been granted.

(b)	See Exhibits listed under Item 14(a)(3).

(c)	The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: March 2, 2006	By:	/s/ HUNTER JACKSON
Hunter Jackson, President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2006	By:	/s/ GERARD J. MICHEL
Gerard J. Michel, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ MICHAEL W. BONNEY Michael W. Bonney	Director	March 2, 2006

/s/ N. ANTHONY COLES N. Anthony Coles	Director	March 2, 2006

/s/ SANTO J. COSTA Santo J. Costa	Director	March 2, 2006

/s/ JOHN R. EVANS John R. Evans	Director	March 2, 2006

/s/ JAMES G. GRONINGER James G. Groninger	Director	March 2, 2006

/s/ HUNTER JACKSON Hunter Jackson	Director	March 2, 2006

/s/ JOSEPH KLEIN, III Joseph Klein, III	Director	March 2, 2006

/s/ DONALD E. KUHLA Donald E. Kuhla	Director	March 2, 2006

/s/ THOMAS N. PARKS Thomas N. Parks	Director	March 2, 2006

/s/ RACHEL R. SELISKER Rachel R. Selisker	Director	March 2, 2006

/s/ CALVIN R. STILLER Calvin R. Stiller	Director	March 2, 2006

/s/ PETER G. TOMBROS Peter G. Tombros	Director	March 2, 2006

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NPS Pharmaceuticals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, Utah
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NPS Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, Utah
February 28, 2006

Item 1. Consolidated Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$98,712	177,216
Marketable investment securities (note 3)	160,255	152,469
Restricted cash and cash equivalents	6,095	15,052
Accounts receivable	4,281	1,424
Other current assets	3,023	3,330

Total current assets	272,366	349,491

Restricted cash and cash equivalents	8,437	4,385
Plant and equipment:
Land	558	540
Building	16,624	1,562
Equipment	19,926	17,361
Leasehold improvements	11,847	4,769

	48,955	24,232
Less accumulated depreciation and amortization	15,995	13,371

	32,960	10,861
Construction-in-progress	—	13,679

Net plant and equipment	32,960	24,540

Goodwill, net of accumulated amortization of $4,666 and $4,516, respectively (note 4)	9,333	9,031
Debt issuance costs, net of accumulated amortization of $4,270 and $1,908, respectively, (notes 6 and 7)	7,525	9,887
Other assets	431	151

	$331,052	397,485

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$26,945	29,278
Accrued expenses and other liabilities	5,028	4,970
Accrued research and development expenses	5,137	5,613
Accrued income taxes	—	3,281
Current installments of notes payable and lease financing obligation (notes 7 and 8)	1,349	—
Total current liabilities	38,459	43,142

Notes payable (notes 6 and 7)	365,756	367,000
Lease financing obligation (note 8)	18,843	—
Deferred revenue	2,006	—
Other liabilities	3,512	132

Total liabilities	428,576	410,274

Stockholders’ equity (deficit) (notes 9 and 10):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding 46,007,597 shares and 38,771,824 shares, respectively	46	39
Additional paid-in capital	664,042	578,268
Deferred compensation	(3,120)	(2,527)
Accumulated other comprehensive income	(2,288)	(2,088)
Accumulated deficit	(756,204)	(586,481)

Total stockholders’ deficit	(97,524)	(12,789)

Commitments and contingencies (notes 2, 5, 6, 7, 8, 10 and 16)

	$331,052	397,485

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2005, 2004, and 2003

(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenues from research and license agreements	$12,825	14,237	9,919

Operating expenses:
Cost of royalties	1,144	237	—
Research and development	117,445	143,099	118,173
Selling, general and administrative	48,635	34,351	20,337
Amortization of purchased intangibles (note 4)	—	1,598	1,485
Merger costs and termination fees (note 14)	—	—	46,114

Total operating expenses	167,224	179,285	186,109

Operating loss	(154,399)	(165,048)	(176,190)

Other income (expense):
Interest income	8,639	5,191	5,942
Interest expense (notes 6, 7 and 8)	(25,119)	(7,527)	(3,718)
Gain (loss) on sale of marketable investment securities	(13)	78	259
Foreign currency transaction gain	904	486	541
Other	210	202	241

Total other income (expense)	(15,379)	(1,570)	3,265

Loss before income tax expense (benefit)	(169,778)	(166,618)	(172,925)

Income tax expense (benefit) (note 11)	(55)	1,633	(2,530)

Net loss	$(169,723)	(168,251)	(170,395)

Basic and diluted net loss per common and potential common share	$(4.14)	(4.43)	(4.71)
Weighted average common and potential common shares outstanding - basic and diluted	41,036	37,948	36,148

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
Balances, December 31, 2002	$—	35	489,352	(370)	(247,835)		1,180	242,362
Issuance of 1,500,000 shares of common stock termination fees (Notes 9 and 14)	—	2	35,619	—	—		—	35,621
Issuance of 419,216 shares of common stock for cash under option plans	—	—	2,795	—	—		—	2,795
Issuance of 19,000 shares of common stock for services	—	—	495	—	—		—	495
Issuance of 32,533 shares of common stock for cash under employee purchase plan	—	—	573	—	—		—	573
Compensation expense on stock option issuances	—	—	1,749	—	—		—	1,749
Deferred compensation, net of current year expense	—	—	3,346	(3,346)	—		—	—
Gross unrealized losses on marketable securities						(1,015)
Reclassification for realized gains on marketable securities						(259)

Net unrealized losses on marketable securities	—	—	—	—	—	(1,274)	(1,274)	(1,274)
Foreign currency translation gain	—	—	—	—	—	859	859	859
Net loss	—	—	—	—	(170,395)	(170,395)	—	(170,395)

Comprehensive loss	—	—	—	—	—	$(170,810)	—	—

Balances, December 31, 2003	$—	37	533,929	(3,716)	(418,230)		765	112,785

Issuance of 1,333,333 shares of common stock for cash (note 9)	—	2	39,890	—	—		—	39,892
Issuance of 298,398 shares of common stock for cash under option plans	—	—	2,267	—	—		—	2,267
Issuance of 28,900 shares of common stock for services	—	—	898	(84)	—		—	814
Issuance of 50,560 shares of common stock for cash under employee purchase plan	—	—	859	—	—		—	859
Compensation expense on stock option issuances	—	—	425	—	—		—	425
Deferred compensation, net of current year expense	—	—	—	1,273	—		—	1,273
Gross unrealized losses on marketable securities						(1,517)
Reclassification for realized gains on marketable securities						(78)

Net unrealized losses on marketable securities	—	—	—	—	—	(1,595)	(1,595)	(1,595)
Foreign currency translation loss	—	—	—	—	—	(1,258)	(1,258)	(1,258)
Net loss	—	—	—	—	(168,251)	(168,251)	—	(168,251)

Comprehensive loss	—	—	—	—	—	$(171,104)	—	—

Balances, December 31, 2004	$—	39	578,268	(2,527)	(586,481)		(2,088)	(12,789)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
Balances, December 31, 2004	$—	39	578,268	(2,527)	(586,481)		(2,088)	(12,789)
Issuance of 7,000,000 shares of common stock for cash (note 9)	—	7	78,646	—	—		—	78,653
Issuance of 132,173 shares of common stock for cash under option plans	—	—	1,136	—	—		—	1,136
Issuance of 151,962 shares of deferred stock for services	—	—	1,707	—	—		—	1,707
Issuance of 103,575 shares of common stock for cash under employee purchase plan	—	—	1,151	—	—		—	1,151
Compensation expense on stock option issuances	—	—	1,334	—	—		—	1,334
Deferred compensation, net of current year expense	—	—	1,800	(593)	—		—	1,207
Gross unrealized losses on marketable securities						(572)
Reclassification for realized losses on marketable securities						13

Net unrealized losses on marketable investment securities	—	—	—	—	—	(559)	(559)	(559)
Foreign currency translation gain	—	—	—	—	—	359	359	359
Net loss	—	—	—	—	(169,723)	(169,723)	—	(169,723)

Comprehensive loss	—	—	—	—	—	$(169,923)	—	—

Balances, December 31, 2005	$—	46	664,042	(3,120)	(756,204)		(2,288)	(97,524)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(169,723)	(168,251)	(170,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,921	4,337	3,488
Gain on disposition of equipment, leasehold improvements, and leases	—	—	(24)
Realized gain (loss) on sale of marketable investment securities	13	(78)	(259)
Issuance of common stock, deferred stock units and restricted stock in lieu of cash for services	1,564	1,059	495
Compensation expense on stock options	2,439	1,698	1,749
Issuance of common stock for merger costs and termination fees	—	—	35,621
Write-off of accounts receivable in TPC termination	—	—	1,920
Decrease (increase) in operating assets:
Accounts receivable	(2,849)	(1,380)	54
Other current assets and other assets	58	(517)	791
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other current liabilities and other liabilities	1,377	13,531	7,486
Accrued income taxes	(3,265)	1,352	1,572
Deferred revenue	2,115	—	—
Other long-term liabilities	936	132	—

Net cash used in operating activities	(161,414)	(148,117)	(117,502)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	223,297	301,644	353,692
Purchase of marketable investment securities	(232,406)	(192,041)	(444,490)
Acquisitions of equipment and leasehold improvements	(13,359)	(17,475)	(1,812)
Proceeds from sale of equipment	—	—	24

Net cash provided by (used in) investing activities	(22,468)	92,128	(92,586)

Cash flows from financing activities:
Proceeds from convertible notes	—	—	192,000
Proceeds from issuance of secured notes	—	175,000	—
Proceeds from lease financing obligations	19,000	—	—
Principal payments under lease financing obligations	(52)	—	—
Payment of debt issuance costs	(32)	(5,607)	(6,122)
Proceeds from issuance of common stock	80,940	43,018	3,368
Increase (decrease) in restricted cash and cash equivalents	4,905	(19,437)

Net cash provided by financing activities	104,761	192,974	189,246

Effect of exchange rate changes on cash	617	(54)	479

Net increase (decrease) in cash and cash equivalents	(78,504)	136,931	(20,363)
Cash and cash equivalents at beginning of period	177,216	40,285	60,648

Cash and cash equivalents at end of period	$98,712	177,216	40,285

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,591	5,760	2,848
Cash paid (received) for income taxes	3,607	203	(4,213)

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized losses on marketable investment securities	$(559)	(1,595)	(1,274)
Accrued debt issuance costs	—	65	—
Accrued acquisition of equipment, leasehold improvements and construction-in-progress	477	3,044	—

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(1)	Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries (NPS), collectively referred to as the Company. The Company is engaged in the discovery, development, and commercialization of pharmaceutical products. Since inception, the Company’s principal activities have been performing research and development, raising capital, establishing research and license agreements, and establishing a marketing and sales organization. All monetary amounts are reported in U.S. dollars unless specified otherwise. During the first quarter of 2004, the Company commenced its principal operations when Sensipar®, the Company’s first commercial product, received marketing approval by the U.S. Food and Drug Administration (FDA) for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma and is no longer considered a development stage enterprise. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a)	Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents consist of commercial paper, money market funds, and debt securities of approximately $91.1 million and $166.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the book value of cash equivalents approximates fair value.

Total restricted cash and cash equivalent balances were $14.5 million at December 31, 2005. The restricted amount consists of: 1) $9.6 million restricted for the purpose of paying any shortfall of interest payments on our Secured Notes (see note 7) and is classified as either current ($1.2 million) or long-term ($8.4 million) based on the Company’s estimate of such interest shortfalls and 2) $4.9 million restricted in escrow as security for payments on certain accrued research and development expenses which are classified as current.

(b)	Revenue Recognition

The Company earns revenue from research and development support payments, license fees, milestone payments, royalty payments and product sales. The Company recognizes revenue from its research and development support agreements as related research and development costs are incurred and from milestone payments, as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period wherein the Company has continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable licensee fees the Company has continuing involvement in is recorded as deferred income.

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

Trade accounts receivable are recorded for research and development support performed; for license fees, milestone payments and royalty income earned; and product sales and do not bear interest. The Company determines the allowance for doubtful accounts based on assessed customers’ ability to pay, historical write-off experience, and economic trends and such allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record a provision for bad debts in 2005, 2004, or 2003.

(d)	Plant and Equipment

Plant and equipment are stated at cost. Depreciation of plant is calculated on the straight-line method over its estimated useful life of 25 years in Mississauga, Ontario, Canada and 39 years in Salt Lake City, Utah. Depreciation and amortization of equipment are calculated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

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

Potential common shares of approximately 11.4 million, 10.3 million and 9.2 million during the years ended December 31, 2005, 2004, and 2003, respectively, that could dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2005, 2004 and 2003 include approximately 5.2 million common shares related to convertible debentures and 6.2 million, 5.1 million, and 4.0 million shares, respectively, related to stock options, deferred stock units, and restricted stock units.

(g)	Stock-Based Compensation

The Company employs the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encourages entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost has been recognized when the exercise price of the option equals the market price of the stock on the date of grant for options granted to employees. The Company generally uses the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s consolidated net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	2005	2004	2003
Net loss:
As reported	$(169,723)	(168,251)	(170,395)
Add: Stock-based employee compensation expense included in reported net loss	3,960	1,675	1,716
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(16,745)	(18,074)	(11,649)

Pro forma	$(182,508)	(184,650)	(180,328)

Net loss per share as reported:
Basic and diluted	$(4.14)	(4.43)	(4.71)

Pro forma:
Basic and diluted	$(4.45)	(4.89)	(4.99)

Net loss, as reported, also included compensation cost of $2,000, $23,000 and $33,000, respectively, for stock-based compensation awards for nonemployees in 2005, 2004 and 2003.

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

The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders’ equity (deficit) until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific-identification basis.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Purchased intangible assets are amortized on a straight-line basis over five years.

(l)	Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount, or fair value, less costs to sell.

The Company reviews its goodwill for impairment at least annually or more often if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test. Goodwill is considered impaired and a loss is recognized when the carrying value of the reporting unit exceeds its fair value and the carrying value of the goodwill exceeds its implied fair value. The Company completed its impairment review of goodwill during 2005, 2004 and 2003 and determined that no impairment charge was required.

(m)	Foreign Currency Translation

The local foreign currency is the functional currency for the Company’s foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders’ equity (deficit). Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company’s subsidiaries operating in Canada had net liabilities of approximately $6.0 million and $10.5 million as of December 31, 2005 and 2004, respectively.

(n)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company’s subsidiaries operating outside of the United States had long-lived assets, including goodwill of approximately $21.3 million and $13.6 million as of December 31, 2005 and 2004, respectively. The Company recognized non-United States revenue of $269,000, $2.0 million and $172,000, respectively, during the years ended December 31, 2005, 2004 and 2003. Substantially all of the Company’s revenues for the years ended December 31, 2005 and 2004 were from two licensees of the Company. The majority of the Company’s revenue for the year ended December 31, 2003 was from one licensee in addition to revenue recorded upon arbitration settlement. The majority of the Company’s accounts receivable as of December 31, 2005 and 2004 was from one licensee.

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income as of December 31, 2005 and 2004 consists of accumulated net unrealized losses on marketable investment securities of $888,000 and $329,000, respectively, and foreign currency translation losses of $1.4 million and $1.8 million, respectively.

(p)	Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

(q)	Leases

The Company leases its facilities under terms of lease agreements which sometimes provide for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. The Company records deferred lease payments in other long-term liabilities.

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

The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensee) under certain of the below-described collaborative research, development, and license agreements, the success of each program is dependent upon the efforts of the Licensee. Each of the respective agreements may be terminated early. If any of the Licensees terminates an agreement, such termination may have a material adverse effect on the Company’s operations. Following is a description of significant current collaborations and license agreements:

(a)	Allergan, Inc.

In October 2005, the Company entered into an agreement with Allergan, Inc. (Allergan) to promote Restasis®, an ophthalmic product approved for the treatment of keratoconjunctivitis sicca, or dry eye, exclusively to rheumatologists in the United States. Under the terms of the agreement, Allergan is required to supply product, promotional materials, training and other support to the Company in its promotional efforts. The Company is required to promote Restasis® to rheumatologists with a minimum number of sales representatives, make a minimum number of calls during the term of the agreement and spend a minimum annual amount on promotional expenses during the term of the agreement. The Company will receive a percentage of the incremental sales of Restasis® generated through our promotional activities. The agreement has an initial term of four years, with a one-year extension provision upon the mutual consent of the parties. The Company recognized $23,000 in revenue under the terms of the agreement in 2005.

(b)	Amgen Inc.

In August 2004, the Company entered into an agreement with Amgen Inc. (Amgen) to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Under the terms of the agreement, Amgen is required to supply product, promotional materials, training and support to the Company in its promotional efforts. The Company is required to promote Kineret with a minimum number of sales representatives to commence no later than March 31, 2005. The Company will receive a percentage of incremental Kineret revenues. The Company and Amgen have agreed that the Company will end its promotion of Kineret® effective March 31, 2006. The Company recognized no revenue under the terms of the agreement in 2005 and 2004.

Effective December 1995, the Company entered into a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue and royalties from product sales of $12.5 million, $12.2 million and $6.0 million in 2005, 2004 and 2003 respectively, under the contract.

(c)	AstraZeneca AB

In March 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop, and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally, the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. If certain milestones are met, the Company may receive milestone payments of up to $30.0 million and royalties on sales of products that include those compounds. The Company and AstraZeneca agreed to extend the research term and will continue to work together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless terminated earlier by AstraZeneca or the Company upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products.

(d)	Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Biopharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible for development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company acquired Allelix in 1999. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized no research and licensing revenue under the terms of the agreement in 2005, 2004, and 2003. Lilly is incurring all costs of developing and commercializing products.

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

Under the GSK agreement, the Company recognized no research and licensing revenue in 2005 and 2004. The Company recognized research and licensing revenue of $2.2 million in 2003. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

(f)	Janssen Pharmaceutica N.V.

On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson & Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million, development support through November 2003, and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for co-promotion in Canada. Under the Janssen agreement, the Company recognized no research and licensing revenue in 2005, 2004 and 2003. Janssen is incurring all costs of developing and commercializing products.

(g)	Kirin Brewery Company, Ltd.

Effective June 30, 1995, the Company entered into a five-year agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. (Kirin), a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kirin has paid the Company $9.0 million in milestone payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company’s parathyroid calcium receptor technology. The Company recognized no research and licensing revenue in 2005 and 2003 under the agreement. The Company recognized research and licensing revenue of $2.0 million in 2004.

(h)	Nycomed Danmark ApS

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The agreement requires Nycomed to pay the Company up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. To date, Nycomed has paid the Company $2.1 million in milestone payments. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies. The Company recognized research and licensing revenue of $234,000 in 2005. The Company recognized no research and licensing revenue under the terms of the agreement in 2004.

(i)	In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2005, 2004, and 2003, the Company paid to these institutions $2.6 million, $1.7 million, and $3.9 million, respectively, in sponsored research payments and license fees. As of December 31, 2005, the Company had a total commitment of up to $1.4 million for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million.

(3)	Marketable Investment Securities

Investment securities available for sale as of December 31, 2005 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	61,527	7	(158)	61,376
Municipal	43,450	—	—	43,450
Government agency	56,165	—	(737)	55,428

	$161,143	7	(895)	160,255

Investment securities available for sale as of December 31, 2004 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	53,258	201	(103)	53,356
Municipal	37,279	—	(38)	37,241
Government agency	62,260	3	(392)	61,871

	$152,798	204	(533)	152,469

Investment securities available for sale in an unrealized loss position as of December 31, 2005 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate	$5,773	73	5,804	85	11,577	158
Government agency	40,991	614	14,437	123	55,428	737

	$46,764	687	20,241	208	67,005	895

All securities in an unrealized loss position as of December 31, 2005 are debt securities and the decline in fair value is due to interest rate fluctuations.

Maturities of investment securities available for sale are as follows at December 31, 2005 (in thousands):

	Amortized cost	Fair value
Due within one year	$32,731	32,512
Due after one year through five years	40,761	40,092
Due after five years through ten years	10,100	10,100
Due after ten years	77,550	77,550

Total debt securities	161,142	160,254
Equity securities	1	1

	$161,143	160,255

(4)	Goodwill and Identifiable Intangible Assets

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2005, the Company had goodwill of $9.3 million, which is net of $4.7 million in accumulated amortization, from the acquisition of Allelix in December 1999.

Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. As of December 31, 2004, purchased intangible assets were fully amortized. Amortization expense associated with purchased intangible assets was zero, $1.6 million, and $1.5 million, respectively, for 2005, 2004, and 2003.

(5)	Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2007 and 2015 and noncancelable operating leases for certain equipment that expire between 2006 and 2009. Rental payments for operating leases was approximately $1.6 million, $2.5 million, and $1.4 million for 2005, 2004, and 2003, respectively. The future lease payments under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

Operating leases
Year ending December 31:
2006	$1,190
2007	1,964
2008	1,054
2009	1,050
2010	1,053
Thereafter	5,474

Total minimum lease payments	$11,785

(6)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2005. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(7)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2005, the Company had $8.4 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $3.0 million as of December 31, 2005 which represents the Company’s estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(8)	Lease Financing Obligation

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which the Company agreed to sell its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Under the terms of the lease the Company agreed to pay a base rent of $158,000 per month for the first three years of the lease. After year three, the Company’s rent increases at the rate of 2.75% per year for the remainder of the lease term. The lease is a triple-net lease and, as a result, the Company will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments of $204,000 per year under the ground lease with the University of Utah. Under the terms of the sale, the Company assigned its 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, the Company has the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. As the lease agreement in the sale-leaseback transaction contains a purchase option by the Company, SFAS No. 98, Accounting for Leases, requires the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million. The effective interest rate on the lease financing obligation is 10.3%. Principal payments will commence in 2011.

(9)	Capital Stock

(a)	Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company’s common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company’s stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2005, the Rights were not exercisable.

(b)	Capital Stock Transactions

In September 2005, the Company completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In July 2004, the Company completed a private placement with Nycomed in which Nycomed purchased 1.33 million shares of the Company’s common stock at $30.00 per share, with net proceeds of $39.9 million, as part of the distribution and license agreement signed with Nycomed in April 2004.

In June 2003, the Company and Enzon Pharmaceuticals, Inc. (Enzon) mutually agreed to terminate the Agreement and Plan of Reorganization (Merger Agreement). As part of the agreement to terminate the merger, the Company issued Enzon 1.5 million shares of its common stock valued at $35.6 million (see note 14).

(10)	Stock-Based Compensation Plans

As of December 31, 2005, the Company has five equity incentive plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Omnibus Incentive Plan (the 2005 Plan). An aggregate of 8,794,564 shares are authorized for future issuance under the five plans.

As of December 31, 2005, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors’ Plan. As of December 31, 2005, and there are 2,068,038 and 551,748, respectively, shares reserved for future grant under the 2005 Plan and 1998 Plan. The Company’s 2005 Plan, provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. Under the Company’s 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter. During 2005, Directors of the Company were granted 151,962 deferred stock units for services that were recorded at fair value. Also during 2005, the Company granted 180,000 restricted stock units to an executive officer of the Company which vest subject to continued employment over a five year period. Under the Company’s 1998 Plan, the exercise price of options is generally not less than the fair market value of the Company’s common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% to 3% per month thereafter.

On December 13, 2002, the Company modified the option grants of certain employees. The result of the option modification was that upon the occurrence of a strategic corporate event in which the employee is severed, the employee would receive some period of vesting acceleration and have an increased period of time to exercise vested options. In 2005 and 2004, the Company recorded compensation expense of zero and $23,000, respectively, upon the termination of one employee in each year which represented the December 13, 2002 intrinsic value of affected options. The December 13, 2002 intrinsic value of the affected options for the remaining employees is $10.6 million at December 31, 2005. The Company has not recorded additional compensation expense for the intrinsic value of impacted options for any other employee as the strategic corporate event and ultimate severance is not considered probable as of December 31, 2005. At such time that severance is deemed probable for any one of these employees, the Company may incur a charge to compensation expense.

On December 13, 2002, the Company adopted an arrangement for the exercise of employee stock options following retirement. Pursuant to this arrangement, the Company modified option grants for each employee who later retires and meets certain criteria. Under the plan, retiring employees receive two years of vesting acceleration and have the remaining life of the options to exercise vested options. Employees are eligible for this benefit when the combination of years of service and age, with a minimum age of 55, equal at least 70 years. During 2005, 2004 and 2003, the Company recorded compensation expense of $1.3 million, $291,000 and $960,000, respectively, upon the retirement of one employee in 2005, and two employees in 2004 and three employees and one Board Member in 2003 which represented the December 13, 2002 intrinsic value of the affected options. The Company has not recorded additional compensation expense for the intrinsic value of impacted options for any other employee as the Company is not able to estimate which employees will retire, the timing of that retirement, or the number of affected options. As of December 31, 2005, no employee had notified the Company of his/her intention to retire from full-service to the Company. At such time as it is possible to estimate the number of employees who will benefit from the modification, the Company may incur a charge to compensation expense.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 685,000 shares for purchase by employees. Employees purchased 103,575, 50,560 and 32,533 shares under the Purchase Plan in the years ended December 31, 2005, 2004, and 2003, respectively, and 292,826 shares remain available for future purchase.

A summary of activity related to aggregate stock options and stock appreciation rights under all five plans is indicated in the following table (shares in thousands):

	Years ended December 31,
	2005		2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	5,114	$21.21	3,998	$19.95	3,111	$16.64
Options granted	1,492	12.02	1,725	22.19	1,385	23.64

	6,606		5,723		4.496

Options exercised	143	8.85	332	9.87	445	8.12
Options canceled	620	21.28	277	22.71	53	21.83

	763		609		498

Options outstanding at end of year	5,843	19.17	5,114	21.21	3,998	19.95

Options exercisable at end of year	3,303	21.07	2,530	19.69	1,941	16.03
Weighted average fair value of options granted during the year		6.85		15.15		16.04

The following table summarizes information about stock options and stock appreciation rights outstanding at December 31, 2005 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise price	Outstanding as of December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2005	Weighted average exercise price
$ 0.00 – 5.63	94	3.9	$4.61	94	$4.61
5.64 – 11.26	1,210	6.3	9.70	623	9.39
11.27 – 16.89	874	9.1	13.34	70	14.00
16.90 – 22.52	2,436	7.6	21.57	1,504	21.70
22.53 – 28.16	461	7.6	26.63	307	26.58
28.17 – 33.79	699	5.9	29.70	638	29.70
33.80 – 39.42	56	5.7	35.88	54	35.91
39.43 – 45.05	5	4.8	41.42	5	41.42
45.06 – 50.68	2	2.7	48.23	2	48.23
50.69 – 56.31	6	4.8	54.02	6	54.02

	5,843			3,303

Pursuant to SFAS No. 123, the Company has estimated the fair value of each stock option grant and stock appreciation rights on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: risk free interest rates of 4.11%, 3.7%, and 3.2%; expected dividend yields of 0%; expected lives of 4.6 years, 5.0 years and 5.0 years; and expected volatility of 66%, 83% and 85%. The weighted average fair value of employee stock purchase rights granted under the Purchase Plan in 2005, 2004, and 2003 was $4.35, $11.86, and $10.82, respectively. The fair value for the employee stock purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005, 2004, and 2003, respectively: risk free interest rates of 3.34%, 1.4%, and 1.2%; expected dividend yields of 0%; expected lives of 0.5 years; and expected volatility of 46%, 45% and 79%. The Company granted options in 2005, 2004, and 2003 to nonemployees for the performance of services. Options granted to nonemployees are remeasured based on their fair value until such options vest. Stock compensation cost for nonemployees is recognized over the period services are provided. The fair value of the options granted to nonemployees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions in 2005, 2004 and 2003, respectively: risk free interest rates of 4.01%, 4.3%, and 3.1%; expected dividend yields of 0%; contract lives of 1.0 years, 9.0 years, 4.8 years; and expected volatility of 47%, 75% and 103%.

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

(11)	Income Taxes

The Company has income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 of $(55,000), $1,633,000 and $(2,530,000), respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense as a result of the following (in thousands):

	Years ended December 31,
	2005	2004	2003
Computed “expected” tax benefit	$(57,724)	(56,650)	(58,795)
Expiration of tax attributes	2,249	—	—
Foreign tax rate differential	(1,176)	(2,851)	(3,188)
Change in the valuation allowance for deferred tax assets attributable to operations and other adjustments	53,483	53,151	87,073
Adjustment to deferred tax assets for changes in foreign taxes, laws and rates	6,014	9,122	(16,468)
U.S. and foreign credits	(2,686)	(2,449)	(6,446)
State income taxes, net of federal tax effect	(1,634)	(1,263)	(2,200)
Foreign R&D wage tax credits (recoverable) payable	(55)	1,430	(2,530)
Foreign withholding taxes	—	203	—
Equity based compensation expense	335	—	—
Other	1,139	940	24

	$(55)	1,633	(2,530)

The Company recorded income tax benefit of $55,000 during the year ended December 31, 2005 for refundable income tax credits relating to research and development activities in the province of Quebec. The Company recorded income tax expense of $1.6 million during the year ended December 31, 2004 relating primarily to $1.4 million in Quebec Research and Development Wage tax credits previously refunded to the Company that have since been determined to have arisen from activities which do not qualify as allowable research and development expenditures. The remaining $203,000 in 2004 was due to foreign withholding taxes. The Company recorded an income tax benefit of $2.4 million during the year ended December 31, 2003 for refundable income tax credits relating to the research and development activities in the province of Quebec. The amount recorded in 2003 represented the Company’s estimate of the amounts the Company determined was probable of being received and retained. This estimate was revised in 2004 to account for amounts subsequently determined to have arisen from activities not qualifying as allowable research and development expenditures.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2005	2004	2003
Domestic	$(50,617)	(32,153)	(61,747)
Foreign	(119,161)	(134,465)	(111,178)

Total loss before taxes	$(169,778)	(166,618)	(172,925)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are presented below (in thousands):

	2005		2004
	Domestic	Foreign	Domestic	Foreign
Deferred tax assets:
Stock compensation expense	$942	—	2,659	—
Accrued compensation	317	—	280	—
Equipment and leasehold improvements, principally due to differences in depreciation	2,118	25	628	6
Intangible assets	—	6,139	—	6,211
Research and development pool carryforward	—	66,176	—	61,266
Net operating loss carryforward	87,483	172,626	71,457	134,598
Research credit carryforward	7,589	—	6,968	—
Investment tax credit carryforward	—	18,811	—	17,513
State credits	168	—	124	—
Other	56	—	49	868

Total gross deferred tax assets	98,673	263,777	82,165	220,462
Less valuation allowance	(98,673)	(263,777)	(82,165)	(220,462)

Deferred tax assets	—	—	—	—
Deferred tax liabilities	—	—	—	—

Net deferred tax asset (liability)	$—	—	—	—

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill. At December 31, 2005, the remaining unamortized goodwill equaled $9.3 million. 2) Tax benefits in excess of the acquired goodwill related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $88.9 million to operations and $9.8 million to paid-in capital.

The valuation allowance for deferred tax assets as of January 1, 2005 and 2004 was $302.6 million and $231.6 million, respectively. The net change in the Company’s total valuation allowance for the years ended December 31, 2005, 2004, and 2003 was an increase of $59.9 million, $71.0 million and $105.3 million, respectively.

At December 31, 2005, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carry- forward for regular income tax purposes	Domestic research credit carry- forward	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry- forward	Canadian investment tax credit carry- forward
			Federal	Provincial
Expiring:
2006	$585	49	8	134		3,336
2007	—	49	14,125	21,893		2,681
2008	2,452	334	52,843	56,806		248
2009	6,342	317	82,300	85,687		—
2010	2,928	166	92,759	95,582		1,644
2011	58	360	—	—		2,808
2012	10,890	846	—	—		2,899
2013	18,328	—	—	—		6,239
2014	—	—	133,763	136,111		2,703
2015	—	—	109,253	109,253		2,753
2018	18,695	1,035	—	—		—
2019	16,136	989	—	—		—
2020	3,107	724	—	—		—
2021	843	255	—	—		—
2022	16,083	363	—	—		—
2023	63,878	296	—	—		—
2024	32,300	412	—	—		—
2025	42,133	472	—	—		—

Total	$234,758	6,667	485,051	505,466	189,075	25,311

The Company also has domestic state net operating loss carryovers and tax credit carryforwards in varying amounts depending on the different state laws. The Company’s domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company’s regular tax loss carryover. For the year ended December 31, 2004, certain Canadian research pool carryforward amounts were reclassified to Canadian net operating loss carryforwards as a result of audit by Canadian and Quebec tax authorities. The remaining Canadian research pool carryforward of $189.1 million carries forward indefinitely.

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

(12)	Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. The Company matched one-half of employee contributions in 2005 up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $6,300. Total matching contributions for the years ended December 31, 2005, 2004, and 2003 were $607,000, $437,000 and $263,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $8,250 per year and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. Total matching contributions for the years ended December 31, 2005, 2004, and 2003 were Cnd. $342,000, Cnd. $298,000, and Cnd. $226,000, respectively.

(13)	Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The fair value of the Company’s Convertible Notes, based on quoted market prices at the reporting date, was $167.5 million and $177.4 million as of December 31, 2005 and 2004 respectively. The fair value of the Company’s Secured Notes was estimated to be $192.5 million and $175.0 million as of December 31, 2005 and 2004, respectively. The fair value of the Company’s lease financing obligations was estimated to be $18.9 million as of December 31, 2005. The Company does not invest in derivatives.

(14)	Merger Costs and Termination Fees

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

In December 2003, the Company reached an agreement to terminate its contract with the Government of Canada under its Technology Partnerships Canada, or TPC, program. As a result, the Company concluded that it was probable that it would have to repay amounts previously paid by TPC under this research and development agreement and to write off receivables due from TPC. In exchange for mutual releases, the Company paid $4.3 million to the Government of Canada and agreed to release TPC from all outstanding reimbursement obligations, resulting in the write off of $1.9 million in accounts receivable.

(15)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share Based Payment (SFAS No. 123R) which is a revision to SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principals Board Opinion No. 25 (APB No. 25) and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB No. 107) delaying the required implementation of SFAS No. 123R. Under SAB No. 107, SFAS No. 123R will be effective for the Company beginning with its first quarter of 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the APB No. 25 intrinsic value method and, therefore the Company generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123R will have a significant impact on our consolidated results of operations, although it is not expected to have any impact on our overall consolidated financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time as it will depend in part on levels of share-based payments granted in the future. However, had SFAS No. 123R been adopted in prior periods, the impact would have approximated the impact of SFAS No. 123, which is presented in the pro forma financial results described in Note 1(g). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

SFAS No. 123R allows companies to choose one of three transition methods: the modified prospective transition method without restatement, modified prospective transition method with restatement, or modified retroactive transition method. The Company has chosen to use the modified prospective transition methodology without restatement.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for the Company on January 1, 2006. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the condensed consolidated financial position, results of operations or cash flows.

(16)	Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

The Company has entered into purchase commitments and long-term agreements with certain manufacturers, contract research organizations and suppliers that require the Company to make contractual payments to these organizations. As of December 31, 2005, the Company has outstanding commitments under these agreements of approximately $54.6 million. The Company estimates that the outstanding commitments will be paid as follows: $34.0 million in 2006, $17.9 million in 2007, $200,000 in 2008, $200,000 in 2009, $200,000 in 2010 and $2.1 million thereafter.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (21)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant (21)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1A	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.4E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hypen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

10.20A	2005 Omnibus Incentive Plan (18)

10.20B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.21A	Non-Employee Director Deferred Compensation Program (19)

10.21B	Form of Deferred Stock Unit Award Agreement (19)

10.22	Employment Agreement with N. Anthony Coles, M.D

10.23A	Agreement of Purchase and sale between the Registrant and Biomed Realty, L.P. dated December 20, 2005

10.23B	Lease Agreement between the Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries (21)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 23272, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 23272, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 23272, Film No. 05578512, filing date February 7, 2005).

(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 23272, Film No. 05587185, filing date February 9, 2005).
(18)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 23272, Film No. 05744588, filing date April 11, 2005).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 1, 2005 (SEC File No. 23272, Film No. 05933233, filing date July 1, 2005).
(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 23272, Film No. 05974685, filing date July 26, 2005).
(21)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (SEC File No. 23272, Film No. 05667287, filing date March 8, 2005).
*	Confidential treatment has been granted.