Form 10-Q
period 2006-03-31
NPS PHARMACEUTICALS INC
filed 2006-05-02
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 1, 2006
Common Stock $.001 par value	46,090,509

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$80,631	$98,712
Marketable investment securities	134,933	160,255
Restricted cash and cash equivalents	13,430	6,095
Accounts receivable	6,068	4,281
Other current assets	2,716	3,023

Total current assets	237,778	272,366

Restricted cash and cash equivalents	—	8,437

Plant and equipment:
Land	557	558
Building	16,706	16,624
Equipment	20,652	19,926
Leasehold improvements	11,729	11,847

	49,644	48,955
Less accumulated depreciation and amortization	16,863	15,995

Net plant and equipment	32,781	32,960

Goodwill, net of accumulated amortization	9,320	9,333
Debt issuance costs, net of accumulated amortization	6,934	7,525
Other assets	410	431

	$287,223	$331,052

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$10,173	$26,945
Accrued expenses and other liabilities	9,901	5,028
Accrued research and development expenses	5,237	5,137
Current installments of notes payable and lease financing obligation	223	1,349

Total current liabilities	25,534	38,459

Notes payable	365,511	365,756
Lease financing obligation	18,843	18,843
Deferred revenue	2,004	2,006
Other liabilities	4,416	3,512

Total liabilities	416,308	428,576

Stockholders’ equity (deficit):
Common stock	46	46
Additional paid-in capital	667,951	664,042
Deferred compensation	—	(3,120)
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(942)	(888)
Foreign currency translation	(1,607)	(1,400)
Accumulated deficit	(794,533)	(756,204)

Total stockholders’ deficit	(129,085)	(97,524)

	$287,223	$331,052

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues from research and license agreements	$6,083	$1,634

Operating expenses:
Cost of royalties	454	206
Research and development	21,208	33,107
Selling, general and administrative	18,898	9,169

Total operating expenses	40,560	42,482

Operating loss	(34,477)	(40,848)

Other income (expense):
Interest income	2,579	1,995
Interest expense	(6,635)	(6,360)
Loss on disposition of equipment, leasehold improvements and leases	(2)	—
Foreign currency transaction gain	149	200
Other	57	38

Total other expense, net	(3,852)	(4,127)

Loss before income tax benefit	(38,329)	(44,975)
Income tax benefit	—	25

Net loss	$(38,329)	$(44,950)

Basic and diluted net loss per common and potential common share	$(0.83)	$(1.16)

Weighted average common and potential common shares outstanding - basic and diluted	46,236	38,800

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(38,329)	$(44,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,617	1,380
Realized loss on disposition of equipment, leasehold improvements and leases	2	—
Issuance of common stock, deferred stock units, restricted stock units and restricted stock in lieu of cash for services	588	10
Compensation expense on stock options and stock appreciation rights	5,654	273
Decrease (increase) in operating assets:
Accounts receivable	(1,781)	(2,633)
Other current assets and other assets	316	(181)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(12,124)	(5,609)
Accrued income taxes	—	(17)
Deferred revenue	163	2,113
Other long-term liabilities	907	745

Net cash used in operating activities	(42,987)	(48,869)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	38,153	40,390
Purchases of marketable investment securities	(12,949)	(85,033)
Acquisitions of equipment and leasehold improvements	(807)	(4,072)
Proceeds from sale of fixed assets	6	—

Net cash provided by (used in) investing activities	24,403	(48,715)

Cash flows from financing activities:
Proceeds from issuance of common stock	788	593
Principal payments on notes payable and other long term debt	(1,345)	—
Decrease in restricted cash and cash equivalents	1,101	3,099

Net cash provided by financing activities	544	3,692

Effect of exchange rate changes on cash	(41)	86

Net decrease in cash and cash equivalents	(18,081)	(93,806)
Cash and cash equivalents at beginning of period	98,712	177,216

Cash and cash equivalents at end of period	$80,631	$83,410

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,395	$1,167

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized losses on marketable investment securities	(54)	(656)
Accrued acquisition of equipment, leasehold improvements and construction-in-progress	—	1,390

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2006.

This report should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Potential common shares of approximately 11.5 million and 10.5 million during the three months ended March 31, 2006 and 2005, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the three months ended March 31, 2006 and 2005, include approximately 5.2 million common shares related to convertible debentures and 6.3 million and 5.3 million common shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(3) Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products and, in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s subsidiaries operating outside of the United States had long-lived assets, including goodwill, of approximately $21.2 million and $21.3 million, respectively, as of March 31, 2006 and December 31, 2005. The Company recognized non-United States revenue of $2.4 million and zero, respectively, during the three months ended March 31, 2006 and 2005. Substantially all of the Company’s revenues for the three months ended March 31, 2006 were from three licensees of the Company. The majority of the Company’s revenues for the three months ended March 31, 2005 were from one licensee. As of March 31, 2006 and December 31, 2005, the majority of the Company’s accounts receivable balances were from two licensees and one licensee, respectively.

(4) Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Other comprehensive loss:
Gross unrealized loss on marketable investment securities	$(54)	$(656)
Reclassification for realized loss (gain) on marketable investment securities	—	—

Net unrealized loss on marketable investment securities	(54)	(656)
Foreign currency translation gain (loss)	(207)	296
Net loss	(38,329)	(44,950)

Comprehensive loss	$(38,590)	$(45,310)

(5) Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the SEC covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period using the “effective interest-rate” method. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(6) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date), commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of March 31, 2006, the Company had $8.5 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar® by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by

Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $3.2 million as of March 31, 2006 which represents the Company’s estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

(7) Lease Financing Obligations

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which the Company agreed to sell its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Under the terms of the lease the Company agreed to pay a base rent of $158,000 per month for the first three years of the lease. After year three, the Company’s rent increases at the rate of 2.75% per year for the remainder of the lease term. The lease is a triple-net lease and, as a result, the Company will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments of $204,000 per year under the ground lease with the University of Utah. Under the terms of sale, the Company assigned its 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, the Company has the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. As the lease agreement in the sale-leaseback transaction contains a purchase option by the Company, Statement on Financial Accounting Standards (SFAS) No. 98, Accounting for Leases, requires the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million. The effective interest rate on the lease financing obligation is 10.3%. Principle payments will commence in 2011.

(8) Stock-Based Compensation Plans

As of March 31, 2006, the Company has five equity incentive plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Omnibus Incentive Plan (the 2005 Plan). An aggregate of 8,789,827 shares are authorized for future issuance under the five plans.

As of March 31, 2006, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors’ Plan. As of March 31, 2006, there are 2,024,215 and 275,312, respectively, shares reserved for future grant under the 2005 Plan and 1998 Plan. The Company’s 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. Under the Company’s 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter and the exercise period does not extend beyond ten years from the date of grant. Under the Company’s 1998 Plan, the exercise price of options must not be less than the fair market value of the Company’s common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% to 3% per month thereafter.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 685,000 shares for purchase by employees. Employees purchased 78,180 and 40,449 shares under the Purchase Plan during the three months ended March 31, 2006 and 2005, respectively, and 214,646 shares remain available for future purchase.

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of SFAS No. 123, Accounting for Stock - Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equals the market price of the stock on the date of grant. The Company generally used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s consolidated net loss and net loss per share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

Three months ended March 31, 2005
Net loss:
As reported	$(44,950)
Add: Stock-based employee compensation expense included in reported net loss	273
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(4,496)

Pro forma	$(49,173)

Net loss per share as reported:
Basic and diluted	$(1.16)

Pro forma:
Basic and diluted	$(1.27)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the three months ended March 31, 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2005:

Three months ended March 31, 2005
Dividend yield range	—
Expected volatility	76.60%
Risk-free interest rate	3.76%
Expected term (in years)	5.0

Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company will estimate expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the contractual life of the options. In calculating the estimated volatility for the three months ended March 31, 2006, the Company weighted implied volatility at zero percent and historical volatility at 100 percent Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option and stock appreciation right exercises or grants of restricted shares of deferred stock units.

The adoption of SFAS No. 123R increased the Company’s first quarter 2006 operating loss, loss before income tax benefit, and net loss by $3.6 million and basic and diluted net loss per share by $0.08, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. Additionally, the Company recorded SFAS No. 123R compensation expense during the three months ended March 31, 2006 of $2.1 million for accelerated vesting of stock options under severance agreements. Had this compensation expense due to acceleration of vesting under severance agreements been recorded under APB Opinion No. 25, the Company would have recorded compensation expense of $5.0 million. The compensation expense under SFAS No. 123R is recorded in research and development expense and selling, general and administrative expense based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R. The Company’s adoption of SFAS No. 123R did not affect operating loss, loss before income tax benefit, net loss, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share during the three months ended March 31, 2005.

During the three months ended March 31, 2006, research and development expense included $3.0 million in compensation expense related to share-based payment arrangements for stock options and stock appreciation rights. During the three months ended March 31, 2006, selling, general and administrative expense included $2.7 million in compensation expense relating to share-based payment arrangements for stock options and stock appreciation rights and $588,000 in compensation expense relating share-based payment arrangements for restricted stock, restricted stock units and deferred stock units.

The fair value of each option award is estimated, on the date of grant using the Black-Scholes option-pricing valuation model, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

•	The expected volatility is a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s stock over the expected life of the options.

•	The Company uses historical data to estimate the expected life of the option; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the option.

Three months ended March 31, 2005
Dividend yield range	—
Expected volatility range	51.40% – 59.10%
Risk-free interest rate range	4.35% –4.37%
Expected lives (in years)	3.2 – 4.1

A summary of activity related to aggregate stock options and stock appreciation rights as of March 31, 2006 under all five plans is indicated in the following table (shares in thousands):

	Number of shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Options outstanding at beginning of year	5,843	$19.17
Options granted	415	14.79

	6,258

Options exercised	5	11.55
Options canceled	121	20.82

	126

Options outstanding at March 31, 2006	6,132	18.85	7.2	$640
Options exercisable at March 31, 2006	3,483	21.00	5.9	$640

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $6.28 and $10.01, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $11,300 and $16,400, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $3.3 million and $4.5 million, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company’s common stock. All restricted stock and restricted stock unit grants are time vested. Generally, the fair value of each restricted stock grant is equal to the market price of the Company’s stock at the date of grant. A summary of activity related to aggregate restricted stock, restricted stock units and deferred stock units as of March 31, 2006, is indicated in the following table (shares in thousands):

	Number of Shares	Weighted-average grant date fair value
Nonvested at beginning of year	182	$10.23
Granted	—	—
Vested	(2)	31.30
Forfeited	—	—

Nonvested at March 31, 2006	180	$10.00

As of March 31, 2006, there was $18.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years. During the three months ended March 31, 2006, cash received from stock options exercised was $55,000.

(9) Income Tax

The Company recorded income tax benefit of zero and $25,000, respectively, for the three months ended March 31, 2006 and 2005. The income tax benefit recorded during the three months ended March 31, 2005 relates primarily to the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Estimated income tax benefit recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

(10) Commitments and Contingencies

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

(11) Legal Proceedings

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Such risks include, but are not limited to: general economic and market conditions; demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular; risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of our and our collaborator’s clinical trials and commercialization of products, the length, time and cost of obtaining regulatory approvals, expensive and uncertain process of seeking regulatory government reforms and of product pricing and reimbursement levels; technological change and competition; manufacturing uncertainties, including the ability of our contract manufacturers to make product to our specifications, risks inherent in scaling up to commercial quantities and dependence on third parties; our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms; our ability to maintain the level of our expenses consistent with our internal budgets and forecasts; and, such other risks as described in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under “Investor Relations—SEC Filings,” as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.npsp.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Overview

Our objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. Our current products and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. We have one U.S. Food and Drug Administration, or FDA, approved product, one product candidate that has been granted marketing approval in Europe and is also undergoing regulatory review for approval to market in the U.S. and Europe, as well as other product candidates in various stages of clinical development and preclinical development. We are also promoting one FDA approved product on behalf of another pharmaceutical company.

Our FDA approved product, cinacalcet HCl, has received marketing approval in the U.S., the European Union and Canada for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin filed a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for approval to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism who are on dialysis. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

PREOS® is our most advanced product candidate. PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. In May 2005, we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted the higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®.

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. We discussed with them and received feedback on an alternative approach that would incorporate existing data from the NDA dataset that could obviate the need for another clinical study. This approach would require that we demonstrate improvements in the overall benefit/risk profile of PREOS® through a reanalysis of data from completed and/or ongoing clinical trials. While we are carefully evaluating our options, we believe that we can be in a position to file an amendment to the NDA which would include the following information: a reanalysis of existing clinical information to support the safe and effective use of PREOS®; a safety overview which would include a routine safety update and additional bone biopsy information; and, specific answers to the FDA’s questions regarding the reliability and use of the injection device. It is our belief that the data contained in this amendment could address the issues raised in the approvable letter and that filing of such an amendment could take place by the end of this year or early next year. The process of preparing and submitting this response involves significant communication between us and the FDA and the submission of data and other information by us to the FDA. This process will be time-consuming, uncertain and subject to unanticipated delay and cost. There is no assurance that the FDA will consider our response to the approvable letter to be a complete response. The FDA may still require significant new data, and/or a new clinical trial, this would require substantial expenditure by us and would further delay the regulatory approval process for us.

We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. The European Commission has granted marketing authorization for PREOTACT®. The marketing authorization is valid in all 25 member states of the European Union. Nycomed expects to be ready to launch PREOTACT® in Europe during the second half of 2006.

We are conducting a pivotal Phase III clinical trial with teduglutide, our analog of glucagon-like peptide 2, in patients with short bowel syndrome and have completed a proof-of-concept Phase II clinical trial in patients with Crohn’s disease. Based upon the results of the Phase II clinical trial, we plan to advance the clinical development of teduglutide for Crohn’s disease.

Our corporate licensee, GlaxoSmithKline, has successfully completed a proof-of-concept clinical trial in non-osteoporatic, post-menopausal women with a calcilytic compound licensed from us for potential use in osteoporosis. The trial evaluated safety as well as certain surrogate efficacy biomarkers including PTH levels and biomarkers of bone turnover. As a result of data collected from the study, GlaxoSmithKline has concluded that further clinical investigation is appropriate.

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

In October 2005, we entered into an agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis®, an ophthalmic product approved for the treatment of Keratoconjuctivitis sicca, or dry eye. In August 2004, we entered into an agreement with Amgen to promote Amgen’s proprietary drug, Kineret®, a biologic therapy approved for the treatment of moderate to severe rheumatoid arthritis. In agreement with Amgen we ended our promotion of Kineret® effective March 31, 2006. We believe our activities under these agreements have and will continue to allow us to develop and train our sales organization as we prepare for the commercial launch of PREOS® if and when approved by the FDA.

We have incurred cumulative losses from inception through March 31, 2006 of approximately $794.5 million, net of cumulative revenues from research and license agreements of approximately $118.7 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Commercial manufacturing activities for PREOS®, the build-up of the infrastructure necessary for the commercial launch of PREOS® and the conduct of pre- and post-FDA approval clinical trials with PREOS® will substantially contribute to our operating losses. Other activities that will increase our operating losses include: the conduct of clinical trials with teduglutide; clinical manufacturing for teduglutide; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Prior to January 1, 2006, we employed the footnote disclosure provisions SFAS No. 123 and SFAS No. 148, and measured compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25. As a result, under APB Opinion No. 25, no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the three months ended March 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. The adoption of SFAS No. 123R increased the Company’s first quarter 2006 reported net loss by $3.6 million and reported basic and diluted net loss per share by $0.08, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. Additionally, the Company recorded SFAS No. 123R compensation expense during the three months ended March 31, 2006 of $2.1 million for accelerated vesting of stock options under severance agreements. Compensation cost under SFAS No. 123R is recorded in research and development expense and selling, general and administrative expense based on the specific allocation of employees receiving the equity awards. The Company’s adoption of SFAS No. 123R did not affect net loss or basic and diluted net loss per share during the three months ended March 31, 2005. As of March 31, 2006, there was $18.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.1 years.

Major Research and Development Projects

Our major research and development projects involve PREOS® and teduglutide. We also have other significant research and development activities, including our work with isovaleramide and our work with AstraZeneca on metabotropic glutamate receptors.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the three months ended March 31, 2006 and 2005 we incurred $4.3 million and $20.2 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. We have incurred costs of approximately $331.8 million since we assumed development obligations for this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we submitted an NDA to the FDA in May 2005. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted the higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®.

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. We discussed with them and received feedback on an alternative approach that would incorporate existing data from the NDA dataset that could obviate the need for another clinical study. This approach would require that we demonstrate improvements in the overall benefit/risk profile of PREOS® through a reanalysis of data from completed and/or ongoing clinical trials. While we are carefully evaluating our options, we believe that we can be in a position to file an amendment to the NDA which would include the following information: a reanalysis of existing clinical information to support the safe and effective use of PREOS®; a safety overview which would include a routine safety update and additional bone biopsy information; and, specific answers to the FDA’s questions regarding the reliability and use of the injection device. It is our belief that the data contained in this amendment could address the issues raised in the approvable letter and that filing of such an amendment could take place by the end of this year or early next year. The process of preparing and submitting this response involves significant communication between us and the FDA and the submission of data and other information by us to the FDA. This process will be time-consuming, uncertain and subject to unanticipated delay and cost. There is no assurance that the FDA will consider our response to the approvable letter to be a complete response. The FDA may still require significant new data, and/or a new clinical trial, this would require substantial expenditure by us and would further delay the regulatory approval process for us.

Because of the ongoing work with respect to the PREOS® program, the FDA review process, the initiation of commercial manufacturing activities, the creation of a sales and marketing organization, and the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. To date, we have not received any revenues from commercial sales of PREOS®. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, include but are not limited to the following:

•	We may be unable to obtain regulatory approval of the drug on a timely basis or at all;

•	We may be unable to secure adequate commercial supplies of PREOS® in order to initiate commercial launch when and if PREOS® is approved; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS® when and if approved.

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

We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed also assumed responsibility to file all necessary regulatory filings to obtain marketing approval for PREOS® in Europe. The European Commission has granted marketing authorization for PREOTACT®. The marketing authorization is valid in all 25 member states of the European Union. Nycomed expects to be ready to launch PREOTACT® in Europe during the second half of 2006.

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome and Crohn’s disease. We initiated a pivotal Phase III study in adults with short bowel syndrome in the first quarter of 2004. A Phase IIa proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease has been completed. Based upon the results of that study, we plan to advance the clinical development of teduglutide for Crohn’s disease.

During the three months ended March 31, 2006 and 2005, we incurred $5.1 million and $4.0 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of teduglutide. We have incurred costs of approximately $100.5 million since we assumed development obligations of this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit an NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the ongoing work with respect to the pivotal Phase III trial in adults with short bowel syndrome, the early stage of the clinical trials for the treatment of Crohn’s disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include but are not limited to the following:

•	We may be unable to enroll on a timely basis or at all, a sufficient number of patients to complete our clinical trials as planned;

•	Teduglutide may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

•	We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;

•	We may be unable to secure adequate clinical and commercial supplies of teduglutide in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of teduglutide.

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

Other Research and Development Programs

Most of the remaining research and development expenses for the three months ended March 31, 2006 and 2005, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. AstraZeneca is engaged in Phase 1 clinical development activities with a compound active at mGluRs licensed from us.

During the three months ended March 31, 2006 and 2005, we incurred $1.1 million and $1.0 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

Our development, administration and overhead costs are included in total research and development expenses for each period, but are not allocated among our various projects.

Calcilytic Compounds. We are pursing a treatment for osteoporosis that focuses on the discovery and development of orally administered drugs called calcilytic compounds. Calcilytic compounds are small molecule antagonists of the calcium receptors that temporarily increase the secretion of the body’s own parathyroid hormone, which may result in the formulation of new bone. In animal studies, we determined that intermittent increases in circulating levels of parathyroid hormone can be obtained through use of calcilytics.

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In December 2000, GlaxoSmithKline initiated a proof-of-concept Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline, has successfully completed a proof-of-concept clinical trial in non-osteoporatic, post-menopausal women with a calcilytic compound licensed from us for potential use in osteoporosis. The trial evaluated safety as well as certain surrogate efficacy biomarkers including PTH levels and biomarkers of bone turnover. As a result of data collected from the study, GlaxoSmithKline has concluded that further clinical investigation is appropriate. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved, and royalties on sales of any commercialized products based on compounds identified in the collaboration.

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

Results of Operations

The following table summarizes selected operating statement data for the three months ended March 31, 2006 and 2005 (amounts in thousands):

	Three months ended March 31,
	2006	2005
Revenues from research and license agreements:	$6,083	$1,634
Operating expenses
Cost of royalties	$454	$206
% of revenues	7%	13%

Research and development	$21,208	$33,107
% of revenues	349%	2,026%

Selling, general and administrative	$18,898	$9,169
% of revenues	311%	561%

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $6.1 million for the quarter ended March 31, 2006 compared to $1.6 million for the quarter ended March 31, 2005. During the three months ended March 31, 2006 and 2005, we recognized $3.6 million and $1.6 million, respectively, in royalty revenue earned from Amgen on the sales of cinacalcet HCl. Additionally, during the three months ended March 31, 2006, we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 with cinacalcet HCl. The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $454,000 and $206,000, respectively, during the three months ended March 31, 2006 and March 31, 2005.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical studies and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $21.2 million for the quarter ended March 31, 2006 from $33.1 million for the comparable period of 2005. The decrease in research and development expenses from the first quarter of 2005 to the first quarter of 2006 was principally due to a $9.3 million decrease in the development costs related to advancing our PREOS® program, a $6.9 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, a $1.4 million decrease in the costs of advancing our central nervous system disorders programs, offset by a $1.0 million increase in the development costs related to advancing our teduglutide program, a $3.0 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R including a charge of $761,000 for accelerated vesting of stock options under severance agreements, and an overall increase in our research and development overhead, including facility costs, depreciation and personnel related costs, including $1.0 million in severance charges.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force, for our marketed products and product candidates. Our selling, general and administrative expenses increased to $18.9 million for the quarter ended March 31, 2006 from $9.2 million for the quarter ended March 31, 2005. The increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is due primarily to a $4.7 million increase in market research, educational and commercial activities, including personnel costs associated with PREOS® and our promotional activities around Kineret® and Restasis®, a $2.7 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.3 million for accelerated vesting of stock options under severance agreements, a charge of $1.6 million in severance expense, and a $2.8 million increase in other selling, general and administrative costs associated with the overall growth of the Company and the establishment of commercial headquarters in Parsippany, New Jersey, including increased information technology costs of $569,000, corporate administration expenses of $869,000, offset by a decrease of $138,000 in facility costs.

Total Other Expense, Net. Our total other expense, net, $3.9 million during the three months ended March 31, 2006 was comparable to $4.1 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	March 31, 2006	December 31, 2005
Cash, cash equivalents, and marketable securities	$215,564	$258,967
Total assets	287,223	331,052
Current debt	223	1,349
Non-current debt	384,354	384,599
Stockholders’ deficit	(129,085)	(97,524)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of March 31, 2006, we had recognized $118.7 million of cumulative revenues from payments for research support, license fees, milestone and royalty payments, $562.3 million from the issuance and sale of equity securities for cash, $355.2 million from the issuance and sale of secured debt and convertible debt for cash and $19.0 million from the sale of our administration and laboratory building located in Salt Lake City, Utah in the sale-leaseback transaction. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $215.6 million at March 31, 2006. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR – 383 Colorow Drive LLC, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. Under the terms of the lease we will pay a base rent of $158,000 per month for the first three years of the lease. After three years, our rent increases at the rate of 2.75% per year for the remainder of the lease. The lease is a triple-net lease and, as a result, we will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments under the ground lease with the University of Utah. Under the terms of the sale, we assigned the 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, we have the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value.

In October 2005, we entered into an agreement with Allergan, Inc. to promote Restasis®, an ophthalmic product approved for the treatment of keratoconjunctivitis sicca, or dry eye, exclusively to rheumatologists in the United States. Under the terms of the agreement, Allergan is required to supply to us product, promotional materials, training and other support. We are required to promote Restasis® to rheumatologists with a minimum number of sales representatives, make a minimum number of calls during the term of the agreement and spend a minimum annual amount on promotional expenses during the term of the agreement. If we achieve certain annual sales objectives, we will receive a percentage of the incremental sales of Restasis® generated through our promotional activities. Under the terms of the agreement, we did not recognize any revenue during the three months ended March 31, 2006. We may also receive a percentage of Allergan’s sales of Restasis® to rheumatologists in the United States after the expiration of the term for a period of three years, provided that we agree to renew the term of the agreement and that the agreement is not terminated due to our material breach or by us prior to the end of the term as described below. The agreement has a four-year term, which may be extended for an additional one-year period upon the mutual consent of the parties. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of the breach. The agreement may also be terminated immediately on the occurrence of certain other customary events. We may also terminate the agreement at the end of 2007 if we fail to achieve certain annual sales objectives during both the 2006 and 2007 calendar years under the agreement. Upon termination of the agreement all rights granted to NPS under the agreement will revert back to Allergan.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of March 31, 2006, we had $8.5 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of cinacalcet HCl by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $3.2 million as of March 31, 2006 which represents our estimate of the redemption premium. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 10.3%.

In August 2004, we entered into an agreement with Amgen to promote Kineret®, a biologic therapy for the treatment of moderate to severe rheumatoid arthritis, in the United States. Effective March 31, 2006, we agreed with Amgen to end our promotion of Kineret®. Under the terms of the agreement, Amgen was required to supply product, promotional materials, training and support to us in our promotional efforts. We were required to promote Kineret® with a minimum number of sales representatives during the term of the agreement. During the three months ended March 31, 2006 and 2005, we did not recognize any revenue under the terms of this agreement.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets and to pay us royalties on product sales. To date, we have received $2.1 million in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trails up to a maximum contribution of $12.5 million and to extend at least $12.5 million in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue during the three months ended March 31, 2006 and 2005 of $443,000 and zero, respectively.

In July 2003, we completed a private placement of $192.0 million of our 3.0% Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable on June 15 and December 15 of each year beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change”, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

The following table summarizes our cash flow activity for the three months ended March 31, 2006 and 2005 (amounts in thousands):

	Three months ended March 31,
	2006	2005
Net cash used in operating activities	$(42,987)	$(48,869)
Net cash provided by (used in) investing activities	24,403	(48,715)
Net cash provided by financing activities	544	3,692

Net cash used in operating activities was $43.0 million for the three months ended March 31, 2006 compared to $48.9 million for the three months ended March 31, 2005. The decrease in cash used in operating activities during the three months ended March 31, 2006 compared to the same period in the prior year is primarily a result of a decreased net loss in the three months ended March 31, 2006, compared with the same period in the prior year. The net loss decreased $6.6 million during the first quarter of 2006 compared to the first quarter of 2005 due primarily to more revenues recognized under license agreements and decreases in research and development expenses for our clinical programs during the first quarter of 2006 offset by increased marketing expenses associated with PREOS® and increased sales and marketing expenses associated with the promotion of Kineret® and Restasis®.

Net cash provided by investing activities was $24.4 million for the three months ended March 31, 2006 compared to cash used in investing activities of $48.7 million for the three months ended March 31, 2005. Net cash provided by investing activities during the three months ended March 31, 2006 was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities during the three months ended March 31, 2005 was primarily the result of investing part of the proceeds from our Secured Notes. Additionally, capital expenditures for the three months ended March 31, 2006 and 2005 were $807,000 and $4.1 million, respectively. Capital expenditures during the three months ended March 31, 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada.

Net cash provided by financing activities was $544,000 for the three months ended March 31, 2006 compared to $3.7 million for the three months ended March 31, 2005. The decrease in cash provided by financing activities during the three months ended March 31, 2006 primarily relates to interest expense shortfall on our Secured Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $788,000 and $600,000, respectively, of cash during the three months ended March 31, 2006 and 2005. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments of up to $93.6 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2006, we have a total commitment of up to $1.1 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, we have entered into long-term agreements with certain manufacturers, contract research organizations, and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to manufacture our products in accordance with our specifications and/or supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates. In particular, we may be required to conduct additional clinical trials for PREOS® in order to provide a complete response to the approvable letter we received from the FDA. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	accrual of research and development expenses;

•	share-based payments; and

•	valuation of long-lived and intangible assets and goodwill.

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

We apply the provisions of Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, to all of our revenue transactions and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with the contract terms when third-party results are reliably measurable and collectability is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21. Allocation of revenue to individual elements, which qualify for separate accounting, is based on the estimated fair value of the respective elements.

Accrual of Research and Development Expenses. Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs have not been material and are adjusted for in the period in which they become known.

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS No. 123R during the three months ended March 31, 2006 was $3.6 million, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. Additionally, we recorded SFAS No. 123R compensation expense during the three months ended March 31, 2006 of $2.1 million for accelerated vesting of stock options under severance agreements. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $18.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Upon adoption of SFAS No. 123R, we began estimating the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). Similarly, prior to the adoption of SFAS No. 123R, the value of all share-based awards was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS No. 123. The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. If factors change and we employ different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us.

The guidance in SFAS No. 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 53.2%). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in SFAS No. 123R and SAB No. 107. In calculating the estimated volatility for the three months ended March 31, 2006, we weighted implies volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the contractual life of the option in effect at the time of grant (weighted-average of 4.4% for the three months ended March 31, 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for the three months ended March 31, 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.4 years for the three months ended March 31, 2006).

Valuation of Long-lived and Intangible Assets and Goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Additionally, we perform an annual impairment review of goodwill. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Our balance sheet reflects net long-lived assets of $49.4 million and net goodwill of $9.3 million on March 31, 2006.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of March 31, 2006, we have not determined the existence of any indication of impairment to require us to adjust our historical measure of value of such assets.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, which requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the condensed consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease financing obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity. Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008, our 8.0 percent Secured Notes in the principal amount of $175.0 million and our $19.0 million lease financing obligation each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales. The fair value if the lease financing obligation is affected by changes in the interest rates and by changes in the value of real estate and lease rates in Salt Lake City, Utah.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euros, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euros from the March 31, 2006 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is made known to management, including our Chief Executive Officer and Chief Financial Officer and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

The following information sets forth material changes from the risk factors we disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2005. The following risks could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks including those previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2005, those not presently known to us or those that we currently deem immaterial, may also affect our business operations.

If we do not receive regulatory approval to market PREOS® in the United States in a timely manner, or at all, or if we obtain regulatory approval to market PREOS® but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

In May 2005, we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted the higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®.

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. We discussed with them and received feedback on an alternative approach that would incorporate existing data from the NDA dataset that could obviate the need for another clinical study. This approach would require that we demonstrate improvements in the overall benefit/risk profile of PREOS® through a reanalysis of data from completed and/or ongoing clinical trials. While we are carefully evaluating our options, we believe that we can be in a position to file an amendment to the NDA which would include the following information: a reanalysis of existing clinical information to support the safe and effective use of PREOS®; a safety overview which would include a routine safety update and additional bone biopsy information; and, specific answers to the FDA’s questions regarding the reliability and use of the injection device. It is our belief that the data contained in this amendment could address the issues raised in the approvable letter and that filing of such an amendment could take place by the end of this year or early next year. The process of preparing and submitting this response involves significant communication between us and the FDA and the submission of data and other information by us to the FDA. This process will be time-consuming, uncertain and subject to unanticipated delay and cost. There is no assurance that the FDA will consider our response to the approvable letter to be a complete response. The FDA may still require significant new data, and/or a new clinical trial, this would require substantial expenditure by us and would further delay the regulatory approval process for us.

If we are required to conduct a new clinical trial with PREOS®, data collected from the trial may not support FDA approval of the drug. Additionally, if the FDA does not ultimately approve the injection device for PREOS® we may be required to develop a new injection device or an alternative delivery process for PREOS®, which would also require additional clinical trials and delay the regulatory approval process for us. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If the FDA’s response to our resubmission is delayed or not favorable, our stock price could decline significantly.

Additionally, if PREOS® ultimately receives regulatory approval, the FDA approved indication, side effect and adverse events profile, and product distribution requirements may not be competitive with other products and may impede our ability to effectively promote and commercialize PREOS®.

Consequently, if we are unable to obtain regulatory approval for PREOS® in a timely manner, or at all, or if we receive regulatory approval to market PREOS® in the United States but the label is not competitive with existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

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

NPS PHARMACEUTICALS, INC.

Date: May 2, 2006	By:	/s/ HUNTER JACKSON
Hunter Jackson,
Chief Executive Officer and Chairman of the Board

Date: May 2, 2006	By:	/s/ GERARD J. MICHEL
Gerard J. Michel,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer