Form 10-Q
period 2006-09-30
NPS PHARMACEUTICALS INC
filed 2006-11-08
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  ☐                            Accelerated Filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 6 , 2006
Common Stock $.001 par value	46,219,719

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$67,821	$98,712
Marketable investment securities	89,957	160,255
Restricted cash and cash equivalents	16,378	6,095
Accounts receivable, net of allowance for doubtful accounts	10,539	4,281
Other current assets	4,219	3,023

Total current assets	188,914	272,366

Restricted cash and cash equivalents	—	8,437
Plant and equipment:
Land	584	558
Building	16,986	16,624
Equipment	21,058	19,926
Leasehold improvements	12,200	11,847

	50,828	48,955
Less accumulated depreciation and amortization	19,015	15,995

Net plant and equipment	31,813	32,960

Goodwill, net of accumulated amortization	9,766	9,333
Debt issuance costs, net of accumulated amortization	5,750	7,525
Other assets	408	431

	$236,651	$331,052

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,272	$26,945
Accrued expenses and other liabilities	18,597	5,028
Accrued research and development expenses	1,500	5,137
Accrued restructuring charges	1,865	—
Deferred revenue	618	—
Current installments of notes payable	12,924	1,349

Total current liabilities	38,776	38,459
Notes payable	352,810	365,756
Lease financing obligation	18,843	18,843
Deferred revenue	5,006	2,006
Other liabilities	2,942	3,512

Total liabilities	418,377	428,576

Stockholders’ equity (deficit):
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding 46,219,719 at September 30, 2006 and 46,007,597 at December 31, 2005	46	46
Additional paid-in capital	674,698	664,042
Deferred compensation	—	(3,120)
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(456)	(888)
Foreign currency translation	(1,127)	(1,400)
Accumulated deficit	(854,887)	(756,204)

Total stockholders’ deficit	(181,726)	(97,524)

	$236,651	$331,052

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues from research and license agreements	$10,071	$4,700	$24,436	$8,517

Operating expenses:
Cost of royalties	796	334	1,954	795
Cost of goods sold	536	—	902	—
Research and development	13,692	27,399	55,076	88,207
Selling, general and administrative	7,482	11,271	42,405	32,944
Restructuring charges	2,228	—	8,240	—

Total operating expenses	24,734	39,004	108,577	121,946

Operating loss	(14,663)	(34,304)	(84,141)	(113,429)

Other income (expense):
Interest income	2,155	2,007	7,091	6,017
Interest expense	(8,478)	(6,195)	(21,845)	(18,826)
Gain (loss) on sale of marketable investment securities	(143)	1	(143)	(15)
Loss on disposition of equipment, leasehold improvements and leases	—	—	(2)	—
Foreign currency transaction gain	28	79	234	587
Other	22	76	123	176

Total other expense, net	(6,416)	(4,032)	(14,542)	(12,061)

Loss before income tax benefit	(21,079)	(38,336)	(98,683)	(125,490)
Income tax benefit	—	3	—	45

Net loss	$(21,079)	$(38,333)	$(98,683)	$(125,445)

Basic and diluted net loss per common and potential common share	$(0.45)	$(0.95)	$(2.13)	$(3.19)

Weighted average common and potential common shares outstanding - basic and diluted	46,435	40,300	46,329	39,314

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(98,683)	$(125,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,703	4,268
Realized loss on sale of marketable investments securities	143	(15)
Realized loss on disposition of equipment, leasehold improvements and leases	2	—
Issuance of common stock, deferred stock units, restricted stock units and restricted stock in lieu of cash for services	1,254	31
Compensation expense on stock options and stock appreciation rights	11,431	3,208
Decrease (increase) in operating assets:
Accounts receivable	(6,225)	(3,626)
Other current assets and other assets	(1,126)	(790)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other current liabilities	(12,812)	(1,495)
Accrued income taxes	—	(3,230)
Deferred revenue	3,466	2,116
Other long-term liabilities	(619)	—

Net cash used in operating activities	(98,466)	(124,978)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	135,519	140,497
Purchases of marketable investment securities	(64,931)	(181,416)
Acquisitions of equipment and leasehold improvements	(1,241)	(8,377)
Proceeds from sale of fixed assets	6	—

Net cash provided by (used in) investing activities	69,353	(49,296)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,091	80,470
Principal payments on notes payable and other long term debt	(1,371)	—
Decrease (increase) in restricted cash and cash equivalents	(1,846)	6,202

Net cash provided by (used in) financing activities	(2,126)	86,672

Effect of exchange rate changes on cash	348	237

Net decrease in cash and cash equivalents	(30,891)	(87,365)
Cash and cash equivalents at beginning of period	98,712	177,216

Cash and cash equivalents at end of period	$67,821	$89,851

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,700	$13,691
Cash paid for income taxes	—	3,607

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	432	(535)
Accrued acquisition of equipment, leasehold improvements and construction-in-progress	—	631

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all of its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2006.

These condensed consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K filed with the SEC.

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

Basic loss per common share is the amount of loss for the period applicable to each share of common stock outstanding during the reporting period. Diluted loss per common share is the amount of loss for the period applicable to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

Potential common shares of approximately 11.4 million and 10.7 million during the nine months ended September 30, 2006 and 2005, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the nine months ended September 30, 2006 and 2005, include approximately 5.2 million common shares related to convertible debentures and 6.2 million and 5.5 million common shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s subsidiaries operating outside of the United States had long-lived assets, including goodwill, of approximately $21.7 million and $21.3 million, respectively, as of September 30, 2006 and December 31, 2005. The Company recognized non-United States revenue of $1.2 million and zero, respectively, during the three months ended September 30, 2006 and 2005 and the Company recognized non-United States revenue of $4.4 million and $35,000, respectively, during the nine months ended September 30, 2006 and 2005. Substantially all of the Company’s revenues for the three and nine months ended September 30, 2006 were from three licensees of the Company. Substantially all of the Company’s revenues for the three and nine months ended September 30, 2005 were from one licensee. As of September 30, 2006 and December 31, 2005, the majority of the Company’s accounts receivable balances were from two licensees and one licensee, respectively.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities	$652	$(333)	$575	$(550)
Reclassification for realized loss (gain) on marketable investment securities	143	(1)	143	15

Net unrealized gain (loss) on marketable investment securities	509	(334)	432	(535)
Foreign currency translation gain (loss)	(129)	(37)	273	181
Net loss	(21,079)	(38,333)	(98,683)	(125,445)

Comprehensive loss	$(20,699)	$(38,704)	$(97,978)	$(125,799)

(5)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million of its 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year. Accrued interest on the Convertible Notes was approximately $1.7 million as of September 30, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the SEC covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period using the “effective interest-rate” method. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(6)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of September 30, 2006, the outstanding principle balance on the Secured Notes was $173.7 million. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of September 30, 2006, the Company had $8.7 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. As of September 30, 2006, the Company classified $12.9 million of the Secured Notes as current based on royalty payments accrued during the nine months ended September 30, 2006 plus available balances in the restricted cash reserve account. Any additional royalty payments for net sales of Sensipar® by Amgen for the remainder of 2006 will be applied as additional principal and interest payments on the Secured Notes in March 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar® by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $9.9 million as of September 30, 2006 which reflects the Company’s estimate of the redemption premium of $6.4 million and a quarterly interest payment of $3.5 million paid on October 2, 2006. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 14.4%.

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

As of September 30, 2006, the Company has five equity incentive plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Omnibus Incentive Plan (the 2005 Plan). An aggregate of 8,492,762 shares are authorized for future issuance under the five plans.

As of September 30, 2006, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors’ Plan. As of September 30, 2006, there are 949,658 and 1,401,023 shares, respectively, reserved for future grant under the 2005 Plan and 1998 Plan. The Company’s 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. Under the Company’s 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter and the exercise period does not extend beyond ten years from the date of grant. Under the Company’s 1998 Plan, the exercise price of options must not be less than the fair market value of the Company’s common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on a grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% to 3% per month thereafter.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 685,000 shares for purchase by employees. Employees purchased 91,532 and 63,126 shares, respectively, under the Purchase Plan during the three months ended September 30, 2006 and 2005, and employees purchased 169,712 and 103,575 shares, respectively, under the Purchase Plan during the nine months ended September 30, 2006 and 2005. The Company has 123,114 shares available for future purchase under the Purchase Plan.

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of SFAS No. 123, Accounting for Stock - Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-

based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. The Company used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s consolidated net loss and net loss per share for the three and nine months ended September 30, 2005 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss:
As reported	$(38,333)	$(125,445)
Add: Stock-based employee compensation expense included in reported net loss	1,647	3,208
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(3,956)	(13,258)

Pro forma	$(40,642)	$(135,495)

Net loss per share as reported:
Basic and diluted	$(0.95)	$(3.19)

Pro forma:
Basic and diluted	$(1.01)	$(3.45)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the three and nine months ended September 30, 2006 includes the portion vesting during the periods for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Dividend yield range	—	—
Expected volatility range	59.95%	59.95% - 76.63%
Risk-free interest rate range	4.18%	3.76% - 4.18%
Expected lives (in years)	4.14	4.14 - 5.00

Under SFAS No. 123 with the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company estimates expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the expected life of the options. In calculating the estimated volatility for the three and nine months ended September 2006, the Company weighted implied volatility at zero percent and historical volatility at 100%. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option and stock appreciation right exercises or grants of restricted shares of deferred stock units.

The adoption of SFAS No. 123R increased the Company’s operating loss, loss before income tax benefit, and net loss for the three and nine months ended September 30, 2006 by $2.1 million and $9.0 million, respectively, and basic and diluted net loss per share by $0.05 and $0.19, respectively, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. Additionally, the Company recorded SFAS No. 123R compensation expense during the three and nine months ended September 30, 2006 of zero and $2.1 million, respectively, for accelerated vesting of stock options under severance agreements. Had this compensation expense due to acceleration of vesting under severance agreements been recorded under APB Opinion No. 25, the Company would have recorded compensation expense of zero and $5.0 million, respectively, during the three and nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, the Company also recorded zero and $227,000, respectively, for accelerated vesting of options under the restructuring plan announced in June 2006. The compensation expense under SFAS No. 123R is recorded in research and development expense, selling, general and administrative expense and restructuring charges based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R. The Company’s adoption of SFAS No. 123R did not affect operating loss, loss before income tax benefit, net loss, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share during the three and nine months ended September 30, 2005.

During the three and nine months ended September 30, 2006, research and development expense included $1.4 million and $6.4 million, respectively, in compensation expense related to share-based payment arrangements for stock options and stock appreciation rights. During the three and nine months ended September 2006, selling, general and administrative expense included $765,000 and $4.7 million, respectively, in compensation expense relating to share-based payment arrangements for stock options and stock appreciation rights and $380,000 and $1.4 million, respectively, in compensation expense relating share-based payment arrangements for restricted stock, restricted stock units and deferred stock units. During the three and nine months ended September 30, 2006, restructuring charges included zero and $227,000, respectively, in compensation expense related to accelerated vesting of options under the restructuring plan announced June 2006.

The fair value of each option award is estimated, on the date of grant using the Black-Scholes option-pricing valuation model, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

•	The expected volatility is a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s stock over the expected life of the options.

•	The Company uses historical data to estimate the expected life of the option; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of options granted represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the option.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Dividend yield range	—	—
Expected volatility range	62.0% - 64.9%	51.4% - 64.9%
Risk-free interest rate range	5.0% - 5.1%	4.4% - 5.1%
Expected lives range (in years)	3.2 - 4.1	3.2 - 4.1

A summary of activity related to aggregate stock options and stock appreciation rights as of September 30, 2006 under all five plans is indicated in the following table (shares in thousands):

	Number of shares	Weighted average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Options outstanding at beginning of year	5,843	$19.17
Options granted	1,397	8.93

	7,240

Options exercised	5	11.55
Options canceled	1,273	17.90

	1,278

Options outstanding at September 30, 2006	5,962	17.05	7.0	$0
Options exercisable at September 30, 2006	3,734	20.25	5.8	$0

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 and 2005 was $2.04 and $5.87, respectively, and for the nine months ended September 30, 2006 and 2005 was $4.14 and $7.99, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was zero and $59,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $11,000 and $153,000, respectively. The total fair value of shares vested during the three months ended September 30, 2006 and 2005 was $2.3 million and $4.0 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $8.6 million and $13.3 million, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company’s common stock. All restricted stock and restricted stock unit grants are time vested. The fair value of each restricted stock grant is equal to the market price of the Company’s stock at the date of grant. During the three and nine months ended September 30, 2006, the Company granted 49,047 deferred stock units and 138,623 deferred stock units, respectively, which did not contain any vesting restrictions. A summary of activity related to aggregate restricted stock and restricted stock units as of September 30, 2006, is indicated in the following table (shares in thousands):

	Number of Shares	Weighted-average grant date fair value
Nonvested at beginning of year	182	$10.23
Granted	—	—
Vested	(2)	31.30
Forfeited	—	—

Nonvested at September 30, 2006	180	$10.00

As of September 30, 2006, there was $19.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.47 years. During the three and nine months ended September 30, 2006, cash received from stock options exercised was zero and $55,000, respectively.

(9)	Income Tax

The Company recorded income tax benefit of $3,000 and $45,000, respectively, for the three and nine months ended September 30, 2005. The income tax benefit recorded during the three and nine months ended September 30, 2005 relates primarily to the Company’s estimate of refundable income tax credits from the Canadian province of Quebec relating to research and development activities performed. Estimated income tax benefit recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

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

The charge related to the 2006 Restructuring Plan during the three and nine months ended September 30, 2006 was $2.2 million and $8.2 million, respectively. The charge during the three months ended September 30, 2006 was comprised of severance related expenses. The charge during the nine months ended September 30, 2006 was comprised of $7.7 million in severance related expenses, including $227,000 for accelerated vesting of options under existing employee severance agreements, and $583,000 in contract termination costs. Associated severance payments were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid over the next twelve months for severed Canadian employees. Total anticipated restructuring charges as a result of the 2006 Restructuring Plan are estimated to be $8.3 million.

A summary of accrued restructuring costs is as follows (in thousands):

	Balance December 31, 2005	Charges	Cash	Non-Cash	Balance September 30, 2006
Severance	$—	$7,657	$(5,934)	$(227)	$1,496
Contract Termination Costs	—	583	(214)	—	369

	$—	$8,240	$(6,148)	$(227)	$1,865

(11)	Commitments and Contingencies

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

On July 12, 2006, the Company and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Roffe v. NPS Pharmaceuticals, Inc., et al., filed in the United States District Court for the District of Utah. This initial action was followed by four additional lawsuits, Baird v. NPS Pharmaceuticals, Inc. et al., Leventhal v. NPS Pharmaceuticals, Inc. et al., McCormick v. NPS Pharmaceuticals, Inc. et al., and Skubella v. NPS Pharmaceuticals, Inc. et al., all of which were also filed in the District of Utah. The lawsuits contain substantially identical allegations and allege that between March 2002 and May 2006, the defendants made false and misleading statements concerning the Company’s market prospects for its proprietary drug, PREOS, in violation of federal securities laws. The lawsuits, which have been consolidated by the court, seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. Defendants have not yet responded to the allegations of any of the five Complaints and, according to court order, need not respond until lead plaintiffs have been appointed and have filed a consolidated amended complaint. Once that occurs, defendants will then have 60 days in which to respond to the consolidated amended complaint.

On August 22, 2006, certain officers, directors and former directors of the Company were named as defendants in a purported shareholder derivative lawsuit, Deane v. Tombros et al., filed in the Third Judicial District Court for the County of Salt Lake, State of Utah. The lawsuit alleges that the defendants made false and misleading statements concerning the business and prospects of the Company, including the Company’s proprietary drug PREOS. The lawsuit further alleges that as a result of the false and misleading statements, the defendants breached their fiduciary duties owed to the Company and its shareholders and were unjustly enriched. The lawsuit seeks a determination that it is an appropriate derivative action, compensatory damages in an unspecified amount, and exemplary damages in an unspecified amount. Defendants’ response to the Complaint in this action is not due until January 9, 2007.

The Company believes that the claims in these lawsuits are without merit and intends to vigorously defend itself and the other defendants against the claims. The Company maintains insurance for claims of this nature, which management believes is adequate. Moreover, the Company believes, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on the Company’s financial position.

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

Our FDA approved product, cinacalcet HCl, is being marketed in the U.S. and the European Union for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Brewery, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. Kirin filed a new drug application, or NDA, with the Japanese Pharmaceuticals and Medical

Devices Agency in February 2006 for approval to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism who are on dialysis. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

Teduglutide, our analog of glucagon-like peptide 2, is the subject of a pivotal Phase III clinical trial in patients with short bowel syndrome, or SBS. We are also pursuing a clinical development plan with teduglutide to support future studies of teduglutide in other indications.

PREOS® is our brand name for recombinant, full-length human parathyroid hormone which we are developing as a potential treatment for post-menopausal osteoporosis. The European Commission has granted marketing authorization for PREOS®. The marketing authorization is valid in all 25 member states of the European Union, or EU. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany and the United Kingdom and anticipates launching in other EU countries into 2007.

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

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. Since receiving the initial approvable letter we have been carefully evaluating the appropriate regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. The proposed study would be a 12-month, Phase 3b bone-mineral density trial for the treatment of women with post-menopausal osteoporosis.

Our corporate licensee, GlaxoSmithKline, has successfully completed a proof-of-concept clinical trial in non-osteoporotic, post-menopausal women with a calcilytic compound licensed from us for potential use in osteoporosis. The trial evaluated safety as well as certain surrogate efficacy biomarkers including PTH levels and biomarkers of bone turnover. As a result of data collected from the study, GlaxoSmithKline has concluded that further clinical investigation is appropriate. We expect GlaxoSmithKline to initiate more advanced clinical studies with a calcilytic compound in early 2007.

AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluRs licensed from us. Janssen is also engaged in Phase I clinical development activities with a compound licensed from us for potential use in central nervous system disorders.

In June 2006, as a result of the uncertainty with respect to the regulatory approval of PREOS® by the FDA, we announced an initiative to restructure operations, referred to as our 2006 Restructuring Plan, by significantly reducing cash burn, reprioritizing our development portfolio, and leveraging our proprietary research and development assets. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis® Ophthalmic Emulsion to rheumatologists, and plan to close and sell our technical operations facility in Mississauga, Ontario, Canada.

We have incurred cumulative losses from inception through September 30, 2006 of approximately $854.9 million, net of cumulative revenues from research and license agreements of approximately $137.1 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our operating losses include: seeking approval to market PREOS® in the U.S. from the FDA; the conduct of current and future clinical trials with teduglutide and potentially PREOS®; clinical manufacturing for teduglutide; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Prior to January 1, 2006, we employed the footnote disclosure provisions SFAS No. 123 and SFAS No. 148, and measured compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25. As a result, under APB Opinion No. 25, no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the three and nine months ended September 30, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. The adoption of SFAS No. 123R increased the Company’s net loss for the three and nine months ended September 30, 2006 by $2.1 million and $9.0 million, respectively, and reported basic and diluted net loss per share by $0.05 and $0.19, respectively, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. The Company recorded SFAS No. 123R compensation expense during the three and nine months ended September 30, 2006 of zero and $2.1 million, respectively, for accelerated vesting of stock options under severance agreements. During the three and nine months ended September 30, 2006, the Company also recorded zero and $227,000, respectively, for accelerated vesting of options under the 2006 Restructuring Plan. Compensation cost under SFAS No. 123R is recorded in research and development expense, selling, general and administrative expense, and restructuring charges based on the specific allocation of employees receiving the equity awards. The Company’s adoption of SFAS No. 123R did not affect net loss or basic and diluted net loss per share during the three and nine months ended September 30, 2005. As of September 30, 2006, there was $19.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.47 years.

Major Research and Development Projects

Our major research and development projects involve teduglutide and PREOS®. We and our corporate licensees also have other significant ongoing research and development activities with our proprietary compounds, including our work with AstraZeneca on metabotropic glutamate receptors, the development of calcilytic compounds by GlaxoSmithKline and other proprietary clinical research programs.

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome, and other indications, including Crohn’s disease. We initiated a pivotal Phase III study in adults with short bowel syndrome in the first quarter of 2004 and we are continuing to enroll patients in that study. We have now randomized over 95% of the required patients for the study and expect to complete enrollment in this study by the end of 2006. A Phase IIa proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease has been completed. Based on the results of that study we are advancing the clinical development of teduglutide for Crohn’s disease. We have commenced a safety and dose escalation study with teduglutide as part of our clinical development plan for this drug candidate.

During the three months ended September 30, 2006 and 2005, we incurred $3.4 million and $8.7 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of teduglutide. During the nine months ended September 30, 2006 and 2005, we incurred $12.4 million and $19.6 million, respectively, in research and development of this product candidate. We have incurred costs of approximately $107.9 million since we assumed development obligations of this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit an NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the on-going work with respect to the pivotal Phase III trial in adults with short bowel syndrome, the early stage of the clinical trials for for other indications such as Crohn’s disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include but are not limited to the following:

•	We may be unable to enroll on a timely basis or at all, a sufficient number of patients to complete our clinical trials as planned;

•	Teduglutide may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

•	We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;

•	We may be unable to secure adequate clinical and commercial supplies of teduglutide in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•	We may not have adequate funds to complete the development of teduglutide, and may not be successful in securing a corporate partner to share in the costs associated with the development and commercialization of this drug candidate.

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

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the three months ended September 30, 2006 and 2005 we incurred $2.2 million and $11.1 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. During the nine months ended September 30, 2006 and 2005, we have incurred $12.7 million and $42.2 million, respectively, in research and development of this product candidate. We have incurred costs of approximately $340.1 million since we assumed development obligations for this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. The European Commission has granted marketing authorization for PREOS® in Europe. The marketing authorization is valid in all 25 member states of the EU. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed launched PREOTACT® in Denmark, Germany and the United Kingdom and anticipates launching in other EU countries during the remainder of 2006 and into 2007.

We submitted an NDA for PREOS® to the FDA in May 2005. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted a higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®. Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. Since receiving the initial approvable letter we have been carefully evaluating the appropriate regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. The proposed study would be a 12-month, Phase 3b bone-mineral density trial for the treatment of women with post-menopausal osteoporosis.

Because of the on-going work with respect to the PREOS® program, the FDA review process, the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the initiation of commercial manufacturing activities, and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. During the three and nine months ended September 30, 2006, we recognized product sale revenues to Nycomed of $837,000 and $1.9 million, respectively, and royalty income for PREOTACT sales by Nycomed of $22,000 and $22,000, respectively. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, and successfully commercializing PREOS® include but are not limited to the following:

•	We may be unable to obtain regulatory approval of the drug in the United States on a timely basis or at all;

•	We may be unable to secure adequate commercial supplies of PREOS® and the injection delivery device in order to initiate commercial launch when and if PREOS® is approved; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS® when and if approved.

A failure to obtain marketing approval for PREOS®, secure adequate commercial supplies of PREOS®, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any U.S. sales revenue from PREOS®, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed and our business and stock price may be aversely affected.

Other Research and Development Programs

Most of the remaining research and development expenses for the three and nine months ended September 30, 2006 and 2005, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

During the three months ended September 30, 2006 and 2005, we incurred $1.3 million and $949,000, respectively, in research and development expenses under our collaboration with AstraZeneca. During the nine months ended September 30, 2006 and 2005, we incurred $3.8 million and $3.3 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In December 2000, GlaxoSmithKline initiated a proof-of-concept Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline, has successfully completed a proof-of-concept clinical trial in non-osteoporatic, post-menopausal women with a calcilytic compound licensed from us for potential use in osteoporosis. The trial evaluated safety as well as certain surrogate efficacy biomarkers including PTH levels and biomarkers of bone turnover. As a result of data collected from the study, GlaxoSmithKline has concluded that further clinical investigation is appropriate. We will receive additional payments of up to an aggregate of $11.0 million if certain clinical milestones are achieved, and royalties on sales of any commercialized products based on compounds identified in the collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and to receive co-promotion revenue, if any. We expect GlaxoSmithKline to initiate more advanced clinical studies with a calcilytic compound in early 2007.

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001, we received a milestone payment from Janssen as a result of the selection of a pre-clinical compound for further development as a potential treatment for schizophrenia. Janssen has informed us that they have moved a compound from this collaboration into a Phase 1 clinical trial. We will receive additional milestone payments of up to $20.5 million from Janssen, if certain milestones are met and royalties on sales of any drugs developed or sold by Janssen under this collaboration agreement.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

The following table summarizes selected operating statement data for the three months ended September 30, 2006 and 2005 (amounts in thousands):

	Three months ended September 30,
	2006	2005
Revenues from research and license agreements:	$10,071	$4,700
Operating expenses
Cost of royalties	$796	$334
% of revenues	8%	7%

Cost of goods sold	$536	$—
% of revenues	5%	—%

Research and development	$13,692	$27,399
% of revenues	136%	583%

Selling, general and administrative	$7,482	$11,271
% of revenues	74%	240%

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $10.1 million for the quarter ended September 30, 2006 compared to $4.7 million for the quarter ended September 30, 2005. During the three months ended September 30, 2006 and 2005, we recognized $8.9 million and $4.7 million, respectively, in royalty revenue earned from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. Additionally, during the three months ended September 30, 2006 and 2005, we recognized revenue from Nycomed product sales, royalties and milestone payments of $940,000 and zero, respectively.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $796,000 and $334,000, respectively, during the three months ended September 30, 2006 and 2005.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for product sales to Nycomed. Costs associated with inventory build that were incurred prior to EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. As inventory is expensed under the FIFO methodology, cost of goods sold as a percentage of product revenue will continue to increase in future periods until the initial zero costed FIFO layer is consumed. We recorded cost of goods sold of $536,000 and zero, respectively, during the three months ended September 30, 2006 and 2005.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical studies and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $13.7 million for the quarter ended September 30, 2006 from $27.4 million for the comparable period of 2005. The decrease in research and development expenses for the three months ended September 30, 2006 as compared to the same period in the prior year was principally due to a $10.4 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, a

$2.8 million decrease in the development costs related to advancing our PREOS® program, a $1.4 million decrease in the costs of advancing our central nervous system disorders programs, a $908,000 decrease in the development costs related to advancing our teduglutide program, offset by a $1.4 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R, and an overall increase in our research and development overhead, including facility costs, deprecation and personnel related costs.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force through June 2006, for our marketed products and product candidates. Our selling, general and administrative expenses decreased to $7.5 million for the quarter ended September 30, 2006 from $11.3 million for the quarter ended September 30, 2005. The decrease in general and administrative expenses for the three months ended September 30, 2006 as compared to the same period in the prior year is due primarily to a $4.3 million decrease in market research, educational and commercial activities, including personnel costs associated with PREOS® and our promotional activities around Kineret®, a $240,000 decrease in other selling, general and administrative costs as a result of our restructuring offset by a $765,000 increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R.

Restructuring Charges. Our restructuring charges relate to our initiative to restructure operations which was announced on June 12, 2006, referred to as our 2006 Restructuring Plan. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and plan to close and sell our technical operations facility in Mississauga, Ontario, Canada. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel. The charge related to the 2006 Restructuring Plan during the three months ended September 30, 2006 was $2.2 million and was comprised severance related expenses.

Total Other Expense, Net. Our total other expense, net, increased to $6.4 million for the three months ended September 30, 2006 from $4.0 million for the three months ended September 30, 2005. The increase in total other expense, net, for the three months ended September 30, 2006 as compared to the same period in the prior year is due primarily to a $1.8 million increase in interest expense related to increasing our estimate of the effective interest rate on our $175.0 million in Secured 8.0% Notes due March 17, 2017, or Secured Notes, for estimated cash sweep premium payments.

Income Taxes. Our income tax benefit was zero and $3,000, respectively, for the three months ended September 30, 2006 and 2005. The income tax benefit recorded during 2005 relates to our estimate of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

Nine Months Ended September 30, 2006 and 2005

The following table summarizes selected operating statement data for the nine months ended September 30, 2006 and 2005 (amounts in thousands):

	Nine months ended September 30,
	2006	2005
Revenues from research and license agreements:	$24,436	$8,517
Operating expenses
Cost of royalties	$1,954	$795
% of revenues	8%	9%

Cost of goods sold	$902	$—
% of revenues	4%	—%

Research and development	$55,076	$88,207
% of revenues	225%	1,036%

Selling, general and administrative	$42,405	$32,944
% of revenues	174%	387%

Revenues. Our revenues were $24.4 million for the nine months ended September 30, 2006 compared to $8.5 million for the nine months ended September 30, 2005. The increase in revenues during the nine months ended September 30, 2006 as compared with the same period in the prior year is due primarily to royalty revenue and milestone payments from licensees earned during the nine months ended September 30, 2006. During the nine months ended September 30, 2006 and 2005, we recognized $20.0 million and $8.5 million, respectively, in royalty revenue earned from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. Additionally, during the nine months ended September 30, 2006, we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl and we recognized $2.1 million in revenue from Nycomed product sales, royalties and milestone payments.

Cost of Royalties. We recorded cost of royalties of $2.0 million and $795,000, respectively, during the nine months ended September 30, 2006 and September 30, 2005.

Cost of Goods Sold. We recorded cost of goods sold of $902,000 and zero, respectively, during the nine months ended September 30, 2006 and 2005 on product sales to Nycomed.

Research and Development. Our research and development expenses decreased to $55.1 million for the nine months ended September 30, 2006 from $88.2 million for the comparable period of 2005. The decrease in research and development expenses for the nine months ended September 30, 2006 as compared to the same period last year was principally due to a $17.9 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®, a $17.3 million decrease in the development costs related to advancing our PREOS® program, a $4.1 million decrease in the costs of advancing our central nervous system disorders programs, a $3.6 million decrease in the development costs related to advancing our teduglutide program, offset by a $6.4 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R including a charge of $761,000 for accelerated vesting of stock options under severance agreements, a $2.0 million increase for licensing fee associated with intellectual property rights acquired, and an overall increase in our research and development overhead, including facility costs, depreciation and personnel related costs, including $1.0 million in severance charges.

Selling, General and Administrative. Our selling, general and administrative expenses increased to $42.4 million for the nine months ended September 30, 2006 from $32.9 million for the nine months ended September 30, 2005. The increase in general and administrative expenses for the nine months ended September 30, 2006 as compared to the same period last year is due primarily to a $4.7 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.3 million for accelerated vesting of stock options under severance agreements; a $2.3 million increase in market research, educational and commercial activities, including personnel costs associated with PREOS® and our promotional activities around Kineret® and Restasis®; a charge of $1.6 million in compensation expense due to severance agreements; and an $800,000 increase in other selling, general and administrative costs associated with the overall growth of the Company and the establishment of commercial headquarters in Parsippany, New Jersey.

Restructuring Charges. We recorded restructuring charges of $8.2 million and zero, respectively, during the nine months ended September 30, 2006 and 2005 related to our 2006 Restructuring Plan.

Total Other Expense, Net. Our total other expense, net, increased to $14.5 million for the nine months ended September 30, 2006 from $12.1 million for the nine months ended September 30, 2005. The increase in total other expense, net, for the nine months ended September 30, 2006, as compared to the same period in the prior year is due primarily to a $1.8 million increase in interest expense related to increasing our estimate of the effective interest rate on our Secured Notes for the estimated cash sweep premium payments.

Income Taxes. Our income tax benefit was zero and $45,000, respectively, for the nine months ended September 30, 2006 and 2005. The income tax benefit recorded during 2005 relates to our estimate of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	September 30, 2006	December 31, 2005
Cash, cash equivalents, and marketable securities	$157,778	$258,967
Total assets	236,651	331,052
Current debt	12,924	1,349
Non-current debt	371,653	384,599
Stockholders’ deficit	(181,726)	(97,524)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of September 30, 2006, we had recognized $137.1 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $562.6 million from the issuance and sale of equity securities for cash, $355.2 million from the issuance and sale of secured debt and convertible debt for cash and $19.0 million from the sale of our administration and laboratory building located in Salt Lake City, Utah in the sale-leaseback transaction. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $157.8 million at September 30, 2006. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

In October 2005, we entered into an agreement with Allergan, Inc. to promote Restasis®, an ophthalmic product approved for the treatment of keratoconjunctivitis sicca, or dry eye, exclusively to rheumatologists in the United States. As part of our 2006 Restructuring Plan, we agreed with Allergan to end our promotion of Restasis® effective June 2006. Under the terms of the agreement, we were entitled to receive a percentage of our incremental sales of Restasis® if we achieved certain sales objectives. During the three and nine months ended September 30, 2006, we recognized $29,000 and $51,000, respectively, in revenue under the agreement.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In December 2004, we completed a private placement of Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing March 30, 2005. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS. Payments of principal will be made on March 30 of each year, commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of September 30, 2006, we had $8.7 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of cinacalcet HCl by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $9.9 million as of September 30, 2006 which represents our estimate of the redemption premium of $6.4 million and our quarterly interest payment of $3.5 million paid on October 2, 2006. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 14.4%.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.33 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to $25.0 million in milestone payments upon regulatory approvals and achievement of certain sales targets, to purchase drug product and devices from us and to pay us royalties on product sales. To date, we have received 4.4 million Euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trails up to a maximum contribution of $12.5 million and to expend at least $12.5 million in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue from product sales, royalties and milestone payments during the three and nine months ended September 30, 2006 of $940,000 and $2.1 million, respectively. Under the terms of the agreement, we did not recognize any revenue during the three and nine months ended September 30, 2005.

In July 2003, we completed a private placement of $192.0 million of our 3.0% Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable on June 15 and December 15 of each year. Accrued interest on the Convertible Notes was approximately $1.7 million as of September 30, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change”, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities. We continue to evaluate our options associated with refinancing the Convertible Notes considering potential shareholder dilution prior to the Convertible Notes maturing in June 2008.

The following table summarizes our cash flow activity for the nine months ended September 30, 2006 and 2005 (amounts in thousands):

	Nine months ended September 30,
	2006	2005
Net cash used in operating activities	$(98,466)	$(124,948)
Net cash provided by (used in) investing activities	69,353	(49,296)
Net cash provided by financing activities	(2,126)	86,672

Net cash used in operating activities was $98.5 million for the nine months ended September 30, 2006 compared to $124.9 million for the nine months ended September 30, 2005. The decrease in cash used in operating activities during the nine months ended September 30, 2006 compared to the same period in the prior year is primarily a result of a decreased net loss during the nine months ended September 30, 2006, compared with the same period in the prior year. The net loss decreased $26.8 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to more revenues recognized under license agreements and decreases in research and development expenses, offset by increased marketing expenses. In addition to the reduction in the net loss between the periods, compensation expense on equity awards was $8.2 million greater and the cash outflow in accrued income taxes was $3.2 million less during the nine months ended September 30, 2006 as compared with the same period in the prior year These cash flow increases were offset by the changes in accounts payable, accrued expenses and other current liabilities of $11.3 million and the change in accounts receivable of $2.6 million between the nine months ended September 30, 2006 and 2005.

Net cash provided by investing activities was $69.4 million for the nine months ended September 30, 2006 compared to cash used in investing activities of $49.3 million for the nine months ended September 30, 2005. Net cash provided by investing activities during the nine months ended September 30, 2006 was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities during the nine months ended September 30, 2005 was primarily the result of investing part of the proceeds from our Secured Notes. Additionally, capital expenditures for the nine months ended September 30, 2006 and 2005 were $1.2 million and $8.4 million, respectively. Capital expenditures during the nine months ended September 30, 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada.

Net cash used by financing activities was $2.1 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $86.7 million for the nine months ended September 30, 2005. The change in financing activities during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily relates to principal payments on our Secured Notes during 2006 and the sale of 7.0 million shares of NPS common stock in 2005 for net proceeds of $78.7 million. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $1.1 million and $1.8 million, respectively, of cash during the nine months ended September 30, 2006 and 2005. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2006, we have a total commitment of up to $1.6 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to manufacture our products in accordance with our specifications and/or supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates. In particular, the FDA proposed that we conduct a new clinical trial for PREOS® in order to provide a complete response to the March 9, 2006 approvable letter. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will probably need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS No. 123R during the three and nine months ended September 30, 2006 was $2.1 million and $9.0 million, respectively, excluding the SFAS No. 123R compensation expense related to accelerated vesting of stock options under severance agreements. Additionally, we recorded SFAS No. 123R compensation expense during the three and nine months ended September 30, 2006 of zero and $2.1 million, respectively, for accelerated vesting of stock options under severance agreements and zero and $227,000, respectively, for accelerated vesting of options under the 2006 Restructuring Plan. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $19.7 million, which is expected to be recognized over a weighted-average period of 2.47 years.

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

For purposes of estimating the fair value of stock options granted during the three months ended September 30, 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 63.4%). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in SFAS No. 123R and SAB No. 107. In calculating the estimated volatility for the three months ended September 30, 2006, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 5.1% for the three months ended September 30, 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for the three months ended September 30, 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.6 years for the three months ended September 30, 2006).

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

Our balance sheet reflects net long-lived assets of $38.0 million and net goodwill of $9.8 million on September 30, 2006.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. As of September 30, 2006, we have not determined the existence of any indication of impairment to require us to adjust our historical measure of value of such assets.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN No. 48 will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our condensed consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease financing obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity. Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008, our 8.0 percent Secured Notes in the principal amount of $173.7 million and our $19.0 million lease financing obligation each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales. The fair value of the lease financing obligation is affected by changes in the interest rates and by changes in the value of real estate and lease rates in Salt Lake City, Utah.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euros, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euros from the September 30, 2006 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely determination regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 12, 2006, NPS and certain of its officers were named as defendants in a purported shareholder class action lawsuit, Roffe v. NPS Pharmaceuticals, Inc., et al., filed in the United States District Court for the District of Utah. This initial action was followed by four additional lawsuits, Baird v. NPS Pharmaceuticals, Inc. et al., Leventhal v. NPS Pharmaceuticals, Inc. et al., McCormick v. NPS Pharmaceuticals, Inc. et al., and Skubella v. NPS Pharmaceuticals, Inc. et al., all of which were also filed in the District of Utah. The lawsuits contain substantially identical allegations and allege that between March 2002 and May 2006, the defendants made false and misleading statements concerning NPS market prospects for its proprietary drug, PREOS, in violation of federal securities laws. The lawsuits, which have been consolidated by the court, seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. Defendants have not yet responded to the allegations of any of the five Complaints and, according to court order, need not respond until lead plaintiffs have been appointed and have filed a consolidated amended complaint. Once that occurs, defendants will then have 60 days in which to respond to the consolidated amended complaint.

On August 22, 2006, certain officers, directors and former directors of NPS were named as defendants in a purported shareholder derivative lawsuit, Deane v. Tombros et al., filed in the Third Judicial District Court for the County of Salt Lake, State of Utah. The lawsuit alleges that the defendants made false and misleading statements concerning the business and prospects of NPS, including our proprietary drug PREOS. The lawsuit further alleges that as a result of the false and misleading statements, the defendants breached their fiduciary duties owed to NPS and its shareholders and were unjustly enriched. The lawsuit seeks a determination that it is an appropriate derivative action, compensatory damages in an unspecified amount, and exemplary damages in an unspecified amount. Defendants’ response to the Complaint in this action is not due until January 9, 2007.

We believe that the claims in these lawsuits are without merit and intends to vigorously defend itself and the other defendants against the claims. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position.

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

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the March 9, 2006 approvable letter. Since receiving the initial approvable letter we have been carefully evaluating the appropriate regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to support U.S. registration. The proposed study would be a 12-month, Phase 3b bone-mineral density trial for the treatment of women with post-menopausal osteoporosis.

There are no assurances that the FDA will concur with our new clinical trial protocol. If the FDA does not concur with our new clinical trial protocol the regulatory approval process for PREOS® would be further delayed. Additionally, if the FDA concurs with our submitted clinical trial protocol, there are no assurances that the results of any clinical studies based on such clinical trial protocol will satisfy the concerns raised by the FDA in the approvable letter or that the FDA will ultimately determine that the applicable regulatory requirements for approval of PREOS® in the U.S. have been met. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If we are unable to obtain regulatory approval for PREOS® in a timely manner, or at all, or if we receive regulatory approval to market PREOS® in the United States but the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our business will be materially harmed and our stock price may be adversely affected.

Because we have never marketed, sold or distributed a product, we may be unable to successfully market and sell our products and generate revenues.

On June 12, 2006 we announced that due to the delay in obtaining regulatory approval of PREOS® we were eliminating all commercial sales and related field operations. This included the termination of our promotion agreement with Allergan to promote Restasis® and our agreement with our contract sales organization Ventiv Pharma Services. As a result, if and when we receive regulatory approval to market and sell one or more of our product candidates we will have to recruit additional sales, marketing, market research and product planning personnel. Additionally, to market products directly, our marketing and sales force must have technical expertise and supporting distribution capability. Our inability to develop expertise and attract skilled marketing and sales personnel to our sales and distribution capabilities may limit our ability to gain market acceptance for our products and generate revenues. We cannot assure you that when and if we implement a sales force, it will be successful in generating sales revenue with any of our product candidates. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

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

On June 12, 2006 we announced a restructuring initiative which included reductions in our world-wide workforce. These reductions have resulted in the reallocation of certain employment responsibilities, which could adversely impact operational efficiencies, employee performance and retention. Also, as a result of these reductions, we will be required to outsource certain corporate functions which will make us more dependent on third-parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

We are involved in purported securities class action litigation and shareholder derivative litigation that could become expensive and divert management’s attention from operating our business.

NPS and certain of its officers have been named as defendants in several purported securities class action lawsuits. In addition, certain NPS’ officers, directors and former directors have been named as defendants in a purported shareholder derivative lawsuit. NPS believes that the claims in these lawsuits are without merit and intends to vigorously defend itself and the other defendants against the claims. We maintain insurance for claims of this nature, which management believes is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position. However, NPS’s extended involvement in these actions may become expensive and divert management’s attention and resources from operating our business. Additionally, we may not be successful in having these lawsuits dismissed or settled within the limits of our insurance or at all.

We have no internal manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing, supply, and storage of our product candidates and the delivery devices to administer our product candidates both for commercial and clinical use. Product introductions may be delayed or suspended if the manufacture or supply of our products or delivery devices are interrupted or discontinued.

We do not have internal manufacturing capabilities to produce supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection pen devices used to administer PREOS® and teduglutide. We are dependent on third parties for manufacturing, supply, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product or injection devices to conduct or complete our clinical trials, support preparations for the commercial launch of our product candidates, if approved, or support our partners in the commercial launch of our partnered products.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS®. Historically, SynCo has supplied the bulk drug product for our clinical requirements. Some of the bulk drug product manufactured by SynCo will be used in the commercial launch of PREOS® in the EU and in the U.S. when and if approved by the FDA. Eventually, BI will supply the bulk drug product for our commercial requirements of PREOS®. The technology utilized by SynCo to produce the active pharmaceutical ingredient of PREOS® has been transferred to BI and our agreement with SynCo has expired. In connection with the technology transfer, we are required to establish for regulatory purposes comparability between the finished drug product supplied by SynCo in the conduct of our clinical trials and the commercial supplies of the finished drug product supplied by BI. We believe that we established the required comparability in our NDA filing. BI has successfully completed initial manufacturing runs of the commercial bulk drug product and we expect BI to be able to produce sufficient bulk supplies of PREOS® on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

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

We rely on Ypsomed AG, or Ypsomed, to manufacture the injection pen used for the administration of PREOS®. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS®, we will remain dependent on Ypsomed’s technology to produce the pen. The pen has been specifically designed and developed for delivery of PREOS®. This will be the first time that Ypsomed will have produced commercial quantities of the pen. To date, Ypsomed has not produced commercial quantities of the pen. We are working with Ypsomed to produce sufficient supplies of the pen on a timely basis to support the commercial launch of PREOS® in the EU, and in the U.S. when and if approved by the FDA. Manufacturing drug delivery devices such as the pen is complex and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all.

We are subject to various risks when relying on our contract manufacturers for the supply of PREOS® and the pen. If, for example, Vetter is unable to produce finished supplies of PREOS® in required quantities or in accordance with our required specifications, in a timely manner or at all, or if Ypsomed is unable to produce the pen in required quantities and in accordance with our required specifications, in a timely manner or at all, the commercial launch of PREOS® in the EU and the U.S., if approved, would be delayed, or scaled back, and we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. We have experienced certain instances where our contract manufacturers have produced product and pens that have not met our required specifications and could not be used in clinical trials or for commercial launch. Any extended disruption or termination of our relationship with any of our contract manufacturers for PREOS® or the pen would materially harm our business and financial condition and could adversely impact our stock price. Additionally, under our agreement with Nycomed, we are responsible to supply Nycomed with its requirements of PREOS® and the pen to support the commercial launch of PREOS® in the EU and any further clinical studies required for PREOS® in the EU. To the extent that the manufacture and supply of PREOS® or the pen is interrupted or delayed, we may be unable to support Nycomed’s commercial or clinical requirements for PREOS® or the pen. Such a delay may cause European sales of PREOS® to be negatively impacted and adversely affect our relationship with Nycomed, our profitability and stock price.

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

NPS PHARMACEUTICALS, INC.

Date: November 8, 2006	By:	/S/ N. ANTHONY COLES
N. Anthony Coles,
President and Chief Executive Officer

Date: November 8, 2006	By:	/S/ GERARD J. MICHEL
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