Form 10-K
period 2006-12-31
NPS PHARMACEUTICALS INC
filed 2007-03-14
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

383 Colorow Drive, Salt Lake City, Utah	84108-1256
(Address of Principal Executive Offices)	(Zip Code)

(801) 583-4939

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.001 Par Value Per Share Preferred Share Purchase Rights	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

Large Accelerated Filer    ☐                        Accelerated Filer    ☒                        Non-accelerated filer    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $223,489,121 as of June 30, 2006, based upon the closing price for the shares of common stock reported on The Nasdaq Global Market on such date.

As of March 1, 2007, there were 46,215,034 shares of common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2007, to be filed with the Commission not later than 120 days after the close of the Registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

ITEM 1. Business

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs and recombinant proteins. Our current portfolio of approved drugs and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of one U.S. Food and Drug Administration, or FDA, approved product, another product candidate that has been granted marketing approval in Europe and is the subject of an approvable letter from the FDA in response to a new drug application we filed in May 2005, a product candidate that is presently the subject of a pivotal Phase III clinical study, and other product candidates in various stages of clinical development and preclinical development. Though we independently develop many of our product candidates, we have entered into collaboration agreements for several of our programs.

On March 14, 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We determined that the restructuring was necessary in light of the additional clarity that has been reached with respect to the regulatory path forward for PREOS®. After meetings and discussions with the FDA, the regulatory path forward for PREOS® will be longer and require more capital than we initially expected. As a result, we have adopted a strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities, manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

Business Strategy

We intend to achieve our objective of developing and commercializing our product candidates through the following strategy:

Outsource non-core competencies. We will utilize an outsourcing business strategy in order to effectively control costs while focusing on the clinical development of our late stage product candidates. We will use this model for research and development, preclinical, clinical trials, and manufacturing operations, as well as other functions critical to our business strategy. This strategy will enable us to more rapidly access expertise, technologies, and facilities to optimize each stage of research and development, allocate internal resources more effectively, and manage more effectively initial risks, costs and time to market of our key programs.

Build a diversified pipeline of products addressing a variety of medical conditions. We are developing a diverse pipeline of product candidates that are in various stages of preclinical and clinical development. Our portfolio approach allows us to reduce our exposure to any single product failure and increases our flexibility to focus on our most promising programs. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products.

Collaborate or out-license to reduce our risk and accelerate the commercialization of select product candidates. We believe that collaborating with pharmaceutical and biotechnology companies with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for certain of our products, accelerate our products’ acceptance by healthcare providers and third-party payors and enhance our financial flexibility. We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies for these reasons. This strategy allows us to devote greater resources to proprietary programs and to pursue development of a greater number of product candidates than would otherwise be possible.

Our Product Pipeline

This table summarizes our product development programs by therapeutic area. A description of each product or program follows the table.

Therapeutic Area	Target Indication(s)	Status	Commercial Rights
Bone and Mineral Disorders
PREOS	Osteoporosis	NDA (U.S.) Commercialization (Europe)	Proprietary Nycomed

Calcilytic Compounds	Osteoporosis	Phase I	GlaxoSmithKline **

Cinacalcet HCl	Secondary Hyperparathyroidism	Commercialization	Amgen
	Parathyroid Carcinoma	Commercialization	Amgen

	Secondary Hyperparathyroidism	NDA (Japan)	Kirin
	Primary Hyperparathyroidism	Phase II completed	Amgen
Gastrointestinal Disorders

Teduglutide	Short Bowel Syndrome	Phase III	Proprietary
	Crohn’s Disease	Phase II	Proprietary

Metabotropic Glutamate Receptors (mGluRs) Antagonists	Gastroesophageal Reflux Disease, or GERD	Preclinical	AstraZeneca **

Central Nervous System Disorders

Metabotropic Glutamate Receptors (mGluRs)	Psychiatric and Neurologic Disorders and Pain	Phase I	AstraZeneca **

Glycine Reuptake Inhibitors	Schizophrenia and Dementia	Phase I	Janssen

**	We retain co-promotion rights in the U.S. for product candidates from these collaborations.

Bone and Mineral Disorders

Overview. Our products and programs in the field of bone and mineral disorders include PREOS® and calcilytic compounds for osteoporosis, PREOS® for hypoparathyroidism, and cinacalcet HCl for hyperparathyroidism. Bone and mineral disorders include a range of diseases affecting nearly every major organ system in the body. The most common bone and mineral disorder is osteoporosis, an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of ageing, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after a fracture occurs. Fractures of the hip, spine or wrist can result in serious long-term disability and mortality.

Hypoparathyroidism is a condition in which the body produces too little parathyroid hormone. It is a disorder that causes lower than normal levels of calcium in the blood. The consequences of hypoparathyroidism include hypocalcemia, vitamin D deficiency, hypercalciuria and brittle bones of poor quality.

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

PREOS® and Calcilytic Compounds for Osteoporosis

We are pursuing two separate but related programs for the treatment of osteoporosis. We are developing PREOS® internally and we are pursuing calcilytic compounds in conjunction with GlaxoSmithKline.

PREOS®. PREOS® is our brand name for recombinant, full-length, human parathyroid hormone that we are developing as a potential treatment of post-menopausal osteoporosis. Clinical studies have demonstrated that daily subcutaneous dosing with PREOS® causes parathyroid hormone levels to rise rapidly and then return to normal levels within a few hours, thereby stimulating new bone formation.

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

Current therapies for osteoporosis include anti-resorptive agents like bisphosphonates, raloxifene, a selective estrogen receptor modulator, and calcitonin, and the anabolic agent teriparatide, a recombinant parathyroid-hormone fragment, marketed by Eli Lilly, Inc., or Lilly, in the U.S. under the brand name Forteo®. With the exception of teriparatide, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These other therapies have been shown to reduce the incidence of fracture, and increase bone mass over a period of years, but they have not been shown to stimulate new bone formation at a rate comparable to parathyroid hormone therapy. We were encouraged by the results of a study with PREOS® entitled “Parathyroid Hormone and Alendronate in Combination for the Treatment of Osteoporosis”, or the PaTH study, where PREOS® was used before or concurrently with the bisphosphonate alendronate which is commercialized by Merck & Co. Inc., under the brand name Fosamax®. The results of the PaTH study, which are discussed in more detail below, show that this approach provides additional benefits over what is currently seen with traditional monotherapy.

PREOS® Development and Commercialization Status. The European Commission has granted marketing authorization for PREOS® for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The marketing authorization is valid in all 25 member states of the European Union, or EU. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

In May 2005 we filed an NDA with the FDA seeking approval to market PREOS® in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted the higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®.

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the appropriate regulatory path forward for PREOS®. We submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. After multiple communications with the FDA we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We have concluded at this time that we will not initiate the study until we secure additional funding for the study from a corporate or financial partner.

Prior to filing the NDA and Nycomed’s filing of the MAA, we completed the Phase III clinical trial TOP Study for PREOS®. The TOP Study, was a double-blind, placebo-controlled, multi-center clinical trial designed to demonstrate the ability of PREOS® to reduce fractures and build new bone in women with osteoporosis. The TOP Study evaluated the effects of PREOS® in post-menopausal osteoporotic women with or without an existing osteoporotic spinal fracture who were not receiving drug or hormone therapy for osteoporosis. The study successfully met the primary endpoint of reducing the incidence of new or worsened vertebral fractures in postmenopausal women with an average bone mass measurement of 3.0 standard deviations below what is normal for pre-menopausal women. Women who participated in the study received daily, subcutaneous injections of PREOS® or placebo. Dosing in this study lasted for 18 months. The TOP Study enrolled over 2,600 patients and dosing was completed in September 2003. The most frequently observed adverse events in our clinical trials with this drug candidate were hypercalcemia, hypercalciura and nausea. Women who finished their participation in the TOP Study were able to receive additional treatment with PREOS®. We refer to this study as the Open Label Extension Study, or the OLES study. During the OLES study, (i) women who received PREOS® in the TOP Study received an additional 6 months of PREOS® treatment for a total of 24 months treatment, and (ii) women who received placebo in the TOP Study received 18 months of PREOS® treatment. In addition, we concluded another clinical study with PREOS® we refer to as the “Treatment Extension Study” or the TRES Study. The purpose of this study was to collect additional information on longer term use with PREOS®.

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

In April 2004, we signed a distribution and license agreement with Nycomed in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.3 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. To date, we have received 4.8 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue in 2006 and 2005 of $3.1 million and $234,000, respectively. We did not recognize any revenue in 2004 under the agreement. The European Commission has granted marketing authorization for PREOS®. The marketing authorization is valid in all 25 member states of the European Union, or EU. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®.

PREOS for Hypoparathyroidism.

We are currently supporting an investigator led study to explore the use of PREOS® as a hormone replacement therapy to treat hypoparathyroidism. This is a condition in which patients do not produce adequate levels of parathyroid hormone, resulting in lower than normal levels of calcium in the blood. Hypoparathyroidism can result in hypocalcemia, vitamin D deficiency, hypercalciuria and brittle bones of poor quality. Between 40,000 and 100,000 individuals suffer from hypoparathyroidism in the U.S. The study calls for 35 patients, 32 of whom are already enrolled, to be dosed with PREOS® every-other-day for a period of up to 24 months.

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

In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We have conducted preclinical studies in conjunction with GlaxoSmithKline on some of the lead compounds identified in this program. In December 2000, GlaxoSmithKline initiated a proof-of-principle Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. The purpose of this trial was to establish the safety of calcilytic compounds in humans. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline continues to advance the calcilytics program and has informed us that they expect to initiate Phase II studies with a compound identified under the collaboration in the second quarter of 2007.

GlaxoSmithKline has paid us a total of $38.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $32.0 million, which includes additional milestones under the December 2006 amendment noted below, if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GlaxoSmithKline of commercialized products based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Upon termination, the rights and licenses we granted GlaxoSmithKline revert to us. In December 2006 we entered into an amendment to our agreement with GlaxoSmithKline under which we provided GlaxoSmithKline rights to additional compounds discovered by us. In connection with such amendment GlaxoSmithKline paid us a one time licensing fee of $3.0 million and agreed to pay us additional milestone payments for the achievement of certain clinical milestones with such compounds as well as royalties on sales of such compounds should GlaxoSmithKline commercialize any of such compounds.

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

Amgen has announced that it has elected not to file for the expanded indication for the treatment of secondary hyperparathyroidism in the setting of chronic renal insufficiency based on a recently completed Phase III study with Sensipar. Amgen indicated that all efficacy endpoints were positive, supporting the ability of Sensipar to reduce parathyroid hormone levels in these patients. However, the incidence of asymptomatic hypocalcemia in Sensipar-treated patients was felt to be incompatible with routine use of Sensipar in this setting. Amgen stated that additional analyses are underway which may permit the identification of a dosing regimen that would allow the use of Sensipar in this patient group.

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

Europe. In October 2004, Amgen received EMEA approval for cinacalcet HCl for treatment in the European Union of secondary hyperparathyroidism in Stage V chronic kidney disease patients and for treatment of hypercalcemia in patients with parathyroid carcinoma. These are the only indications for which cinacalcet HCl has received approval to date in the European Union. Amgen is commercializing cinacalcet HCl in Europe under the trade name Mimpara®.

Japan. Kirin filed a new drug application, or NDA, with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for approval to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism who are on dialysis.

Payments from Amgen and Kirin for Cinacalcet HC1

Amgen has paid to us $38.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $7.0 million if it achieves other development and regulatory milestones. Amgen is also paying us royalties on sales of cinacalcet HCl in its territories which totaled $46.6 million through 2006. In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017. These notes are secured by our royalty and milestone payment rights under our agreement with Amgen. While the notes are outstanding, all payments from Amgen will go to the payment of interest and principal on the notes.

Kirin has paid to us $23.0 million in license fees, research and development support payments and milestone payments, and under the terms of our agreement is required to pay us up to an additional $2.0 million upon accomplishment of additional milestones. Kirin is also required to pay us royalties on any sales of cinacalcet HCl in its territories.

Gastrointestinal Disorders

Overview. Our products and programs in this field include (i) teduglutide, which we are developing as a potential treatment for short bowel syndrome, Crohn’s, and exploring the conduct of clinical trials in chemotherapy-induced enterocolitis, necrotizing enterocolitis and various other gastrointestinal diseases, and (ii) mGluRs antagonists for gastroesophageal reflux disease, or GERD. The gastrointestinal tract is involved in the digestion and the absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of metabolic and digestive processes, and in balancing the absorption and secretion of electrolytes and water. People who suffer from gastrointestinal disorders often experience adverse consequences on the quality of their life.

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

We have reviewed encouraging findings from preclinical studies with teduglutide demonstrating the drug’s potential to prevent necrotizing enterocolitis and chemotherapy-induced enteritis/febrile neutropenia. We believe both indications represent serious unmet medical needs that may be addressed by teduglutide therapy, and are exploring conducting clinical studies in each of these indications.

Necrotizing enterocolitis is a gastrointestinal disease that mostly affects premature infants. Necrotizing enterocolitis involves infection and inflammation that causes destruction of the bowel or intestine or part of the bowel. Necrotizing enterocolitis affects one in 2,000 to 4,000 births, or between 1% and 5% of neonatal intensive care unit or NICU admissions and is the most common and serious gastrointestinal disorder among hospitalized preterm infants.

Chemotherapy-induced enterocolitis and febrile neutropenia are conditions that are induced as a result of chemotherapy and radiotherapy. Chemotherapy and radiotherapy, given individually or in combination, damage rapidly dividing normal cells of the gastrointestinal tract, resulting in mucositis. Mucositis can occur anywhere along the GI tract and can become the dose limiting factor of chemotherapy, radiation, or both. In fact, mucositis is one of the four major side effects that severely limit chemotherapy treatment along with nausea and vomiting, neutropenia and anemia.

Chemotherapy induced febrile neutropenia can result from mucositis or can occur without mucositis and is an acute life threatening condition characterized by transmural inflammation of the small and large bowel in patients who are severely myelosuppressed and immunosuppressed. Mortality rates are high, and treatment is controversial, with options varying from conservative medical management to surgical intervention. Currently there is no therapy available for the prevention of intestinal enteritis.

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

Teduglutide for Short Bowel Syndrome. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. Animal studies have demonstrated that teduglutide stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal studies conducted by us in collaboration with outside researchers, teduglutide induced an approximately 50 percent increase in the weight of the small intestine within 14 days of administration. Further, these studies suggest the growth-promoting properties of teduglutide appear to be highly tissue-specific, predominantly affecting the small intestine.

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

Teduglutide Development Status. We have completed enrollment of patients in a pivotal Phase III clinical study in adult short bowel syndrome patients to measure the ability of teduglutide to reduce a patient’s dependency on total parenteral nutrition. We expect top line results of the Phase III study in the second half of 2007. If the results of the Phase III study are positive we expect to file an NDA with the FDA for approval to market teduglutide for the treatment of short bowel syndrome.

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

A Phase IIa proof-of-concept clinical study with teduglutide in patients with Crohn’s disease has been completed. The four-arm, eight-week, clinical trial compared three doses of teduglutide delivered by daily subcutaneous injection to a placebo. The study was designed to evaluate the drug’s safety and potential efficacy in the treatment of Crohn’s disease. Overall, the study results showed a positive and consistent trend toward efficacy and a dose response favoring the highest dose group: 36.8% of patients receiving the highest dose of teduglutide reached clinical remission, Crohn’s Disease Activity Index score, or CDAI score, of less than 150 points, at week two versus 16.7% of the placebo group, while 55.6% of patients in the highest dose group reached clinical remission by week eight compared to 33.3% of the placebo group. Teduglutide was well tolerated with no serious adverse events related to the drug. The most common treatment-related adverse event in the trial was redness at the injection site. Although the study was not powered to demonstrate statistical significance and the primary end point, the percentage of patients who achieved remission or at least a 100-point reduction from their baseline CDAI score at week 8, was not met due to the relatively small number of study subjects and a high placebo response, we believe the high clinical remission rates seen in patients receiving the highest dose of teduglutide support further dose-ranging efficacy studies of teduglutide in patients with Crohn’s disease. We have also commenced a safety and dose escalation study with teduglutide as part of our clinical development plan for this drug candidate.

Analysis and reporting on a carcinogenicity study for teduglutide is nearing completion. Tumors were observed in animals receiving study drug and those receiving placebo. Although the final study report is not yet complete, after reviewing the data from the study, an expert panel of pathologists has concluded that there were no treatment-related malignant tumors in the animals.

mGluRs for GERD. Together with AstraZeneca, we have begun to pursue a line of discovery work in finding antagonists of the mGluRs receptor for the possible treatment of GERD. Specifically, we are testing compounds that may reduce the transient relaxation of the lower esophageal sphincter, which results in fluid from the stomach entering the esophagus a condition referred to as reflux. Our work with AstraZeneca and the identification and characterization of mGluRs antagonists is in the preclinical development stage. A more detailed description of our metabotropic glutamate receptor, or mGluR, program and our collaboration with AstraZeneca can be found below under Central Nervous System Disorders.

Central Nervous System Disorders

Overview. Our products and programs in this field include mGluR modulators, glycine reuptake inhibitors, D-Serine analogs and other antiepileptic drugs, or AEDs. Central nervous system disorders are broad, complex and debilitating diseases that are a major focus of current medical research. However, few central nervous system disorders are able to be effectively treated, creating an opportunity for novel therapies. Central nervous system disorders affect a broad portion of the population through diseases such as epilepsy, bipolar disorder, stroke, Alzheimer’s disease, Parkinson’s disease, dementia, anxiety, depression, schizophrenia, migraine and pain. Recent market research reports indicate that nearly $50.6 billion is expended annually in retail prescription drug sales for central nervous system related products on a worldwide basis. However, many of these treatments are palliative with significant side effects and a need for new and improved treatments exist. We are addressing central nervous system disorders on a number of different fronts.

Metabotropic Glutamate Receptor Program. Since 1996, we have been working to find compounds that act on targets in the central nervous system called mGluRs. There are three principal groups of mGluRs and several subtypes of mGluRs within those groups that differ in their chemical composition, their effects on cellular metabolism and their location throughout the central nervous system. Published research indicates that the different mGluR subtypes are involved in diseases such as anxiety, schizophrenia, Parkinson’s disease and chronic pain among others. We believe that it is possible to pursue the development of a number of products that will provide novel treatments for various central nervous system disorders. Because these molecular receptors are structurally related to calcium receptors, we have leveraged our expertise in calcium receptors to create proprietary methods for screening drug candidates active at mGluRs and that are selective for each of the various mGluR subtypes.

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. In November 2005, we amended the agreement to extend the term through March 2009. Under the agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless earlier terminated by AstraZeneca or us upon six months advance written notice. In connection with our transition to an outsourcing strategy, we intend to outsource our personnel commitment under the collaboration. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million.

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

We have discovered a number of compounds that activate or inhibit mGluRs and that are highly selective for specific subtypes of mGluRs. Our animal studies with a number of these compounds have demonstrated their potential as drug candidates for the treatment of central nervous system disorders such as psychiatric and neurologic disorders. We are working with AstraZeneca to develop these and other mGluR active compounds. AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluRs licensed from us, with additional lead compounds in preclinical development.

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

D-Serine Analogs. D-serine is a naturally occurring neurotransmitter and endogenous ligand at the glycine site of the NMDA receptor. We have been actively identifying D-serine analogs that may have therapeutic value. We have nominated one compound, known as NPSP156 for preclinical development. We believe the compound may have therapeutic potential in the treatment of epilepsy, neuropathic pain, and other CNS disorders.

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

AstraZeneca. In March 2001, we entered into an exclusive research collaboration and license agreement with AstraZeneca to collaborate on the discovery, development and marketing of small molecule therapies for the treatment of various disorders of the central nervous system. In November 2005, we amended the agreement to extend the term of the collaborative research portion of the agreement through March 2009. Specifically, the collaboration focuses on the identification of small molecules active on protein structures known as mGluRs. We granted AstraZeneca an exclusive license to the worldwide development and commercialization of any mGluR-active compounds identified under the collaboration. During the research term, we will work together on the identification of mGluR-active compounds. We are required to co-direct the research and pay for an equal share of the preclinical research costs including capital and a minimum number of personnel, through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. In connection with our transition to an outsourcing strategy, we intend to outsource our personnel commitment under the agreement. Once compounds have been selected for development, AstraZeneca will conduct and fund product development, including all human clinical trials, regulatory submissions, commercialization and manufacturing. We have the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share proportionately in the development and regulatory costs associated with those products. If we elect not to co-promote, we are entitled up to an aggregate of $30.0 million in milestone payments and royalties on any sales of products developed and marketed under the agreement. To date no milestone payments have been earned under the agreement. We may terminate the agreement if AstraZeneca breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. After two years of the research program, either party may terminate the agreement on six months’ prior written notice. After the research term, AstraZeneca may terminate the agreement at anytime upon 90 days’ prior written notice. Termination by AstraZeneca for reasons other than our breach or insolvency will result in the return to us of all rights we granted and the related technology, including improvements. Termination by AstraZeneca for our breach or insolvency would result in the assignment to AstraZeneca of rights to certain of our patents and technology related to mGluR-active compounds. Similarly, termination by us for AstraZeneca’s breach or insolvency would result in AstraZeneca’s assignment of rights to certain patents and technology to us.

GlaxoSmithKline. In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GlaxoSmithKline for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We initially received from GlaxoSmithKline an upfront license fee payment of $6.0 million and we later began receiving payments from GlaxoSmithKline in support of our research efforts under the initial research term of the agreement. GlaxoSmithKline also has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement. Once compounds have been selected for development, GlaxoSmithKline has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing. We have the right to co-promote, in the United States, products resulting from the collaboration. We may earn up to an additional $32.0 million, which includes new milestones under the 2006 amendment noted below, upon achievement of certain additional development or marketing milestones. GlaxoSmithKline must also pay us royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GlaxoSmithKline under the agreement, and a percentage of profits from co-promotion of such products. To date, we have received license fee, milestone and research and development support payments totaling $26.1 million under this agreement. GlaxoSmithKline may terminate the agreement on 30 days’ written notice after a six-month waiting period. Additionally, in the event we breach the agreement, GlaxoSmithKline may terminate the agreement on 60 days’ written notice for our breach. If GlaxoSmithKline terminates the agreement, none of their payments to us are refundable unless such termination is due to our material breach which is not cured, in which case we would be required to return to GlaxoSmithKline all milestone payments received by us, other than the initial license fee. Upon termination, the rights and licenses we granted GlaxoSmithKline revert to us. In December 2006 we entered into an amendment to our agreement with GlaxoSmithKline under which we provided GlaxoSmithKline rights to additional compounds discovered by us. In connection with such amendment GlaxoSmithKline paid us a one time licensing fee of $3.0 million and agreed to pay us additional milestones payments for the achievement of certain clinical milestones with such compounds as well as royalties on sales of such compounds should GlaxoSmithKline commercialize any of such compounds.

Janssen. In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, we have received research support and milestone payments totaling $2.9 million under this agreement. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen’s rights if Janssen does not launch the product in the United States, but we must pay a royalty to Janssen on product sales after that termination. If Janssen terminates the agreement, none of their payments to us are refundable

Kirin. In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events up to an aggregate of $13.0 million. To date, we have received $11.0 million in milestone payments from Kirin. Kirin is required to pay us royalties on any sales of products containing cinacalcet HCl or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days’ prior written notice, and on a country by country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, none of their payments to us are refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Nycomed. In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.3 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. To date, we have received 4.8 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue in 2006 and 2005 of $3.1 million and $234,000, respectively. We did not recognize any revenue in 2004 under the agreement. Nycomed may terminate the agreement for reasons related to the commercial viability of PREOS® at any time upon provision of six months written notice. In that event ownership to all technology, products, regulatory filings and know how revert back to us. Either party may terminate the agreement should the other party commit a material breach that is not cured within 60 days of written notice of such material breach. In the event of termination related to material breach by Nycomed, all technology, patents, regulatory filings and know how revert back to us. Should the agreement be terminated for material breach by us, then all rights granted to Nycomed under the agreement are to be licensed or assigned to Nycomed to convey ownership in such rights in the Nycomed territory to Nycomed.

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

We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, as well as recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal intellectual property rights related to processes, compounds, uses and techniques related to calcium receptor science are protected by issued United States patents. We intend to file additional patent applications relating to our technology and to specific products, as we think appropriate.

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

We have been issued approximately 196 patents in the U.S. and have been granted approximately 890 patents in other countries. Ten issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2017. Seven issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Fifteen issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Thirteen issued U.S. patents cover technology related to teduglutide and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Eleven issued U.S. patents cover technology related to metabotropic glutamate receptors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2020. Thirteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2022.

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

Competition

We and our collaborators and licensees are pursuing areas of product development in which we believe there is a potential for extensive technological innovation in relatively short periods of time. We operate in a field in which new discoveries occur at a rapid pace. Our competitors may succeed in developing technologies or products that are more effective than ours, or in obtaining regulatory approvals for their drugs more rapidly than we are able to, which could render our products obsolete or noncompetitive. Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas where we are also developing products, including the fields of osteoporosis, hyperparathyroidism, and central nervous system disorders. Current therapies for osteoporosis include supplementing dietary calcium and vitamin D, estrogen replacement therapy in post-menopausal women, bisphosphonates, raloxifene, a selective estrogen receptor modulator, calcitonin, and Eli Lilly’s teriparatide, a recombinant parathyroid-hormone fragment, called Forteo®. With the exception of Forteo®, all of these therapies act to prevent further bone loss by inhibiting bone resorption. These therapies have been shown to reduce the incidence of fracture, but they have only a limited positive effect on bone mineral density. These products only arrest further bone loss, and may not be effective treatments for all patients. For example, Fosamax®, a bisphosphonate sold by Merck, showed a reduction in fractures but an increase in bone mineral density of only seven to ten percent over three years. Lilly launched Forteo® in the United States in 2002 and in Europe in 2003. Forteo® will compete directly with PREOS®, if and when approved, as a bone-building agent for the treatment of osteoporosis patients at high risk for fracture. Lilly’s product is the first to market in the treatment of osteoporosis using an injectable bone-building drug. Lilly has also announced that it is investigating alternate methods of delivery of Forteo®. Other competitors are also developing potential therapies for osteoporosis that have more desirable delivery methods which may make it difficult for us to compete.

Many of our competitors have substantially greater financial, technical, marketing and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified personnel. Our ability to compete successfully will depend, in part, on our ability to:

•	outsource activities critical to the advancement of our product candidates and manage those companies to whom such activities are outsourced;

•	outsource marketing, sales and distribution capabilities for our proprietary products;

•	leverage our established collaborations and enter into new collaborations for the development of our products;

•	identify new product candidates;

•	develop products that reach the market first;

•	develop products that are superior to other products in the market;

•	develop products that are cost-effective and competitively priced; and

•	obtain and enforce patents covering our technology.

Manufacturing

We do not have internal manufacturing capabilities to produce supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection pen devices used to administer PREOS® and teduglutide. We are dependent on third parties for manufacturing, supply, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product or injection devices to conduct or complete our clinical trials, support preparations for the commercial launch of our product candidates, if approved, or support our partners in the commercial launch of partnered products, including Nycomed’s launch of PREOTACT® in the EU.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS®. Historically, SynCo has supplied the bulk drug product for our clinical requirements. Bulk drug product manufactured by SynCo is being used in Nycomed’s commercial launch of PREOTACT® in the EU. Our agreement with SynCo has expired and BI is now our sole supplier of the bulk drug product for PREOS ® BI will supply the bulk drug product for our commercial requirements of PREOS® and for PREOTACT® when and if BI becomes an approved supplier in the EU. The technology utilized by SynCo to produce the active pharmaceutical ingredient of PREOS® has been transferred to BI. In connection with the technology transfer, we are required to establish for regulatory purposes comparability between the finished drug product supplied by SynCo in the conduct of our clinical trials and the commercial supplies of the finished drug product supplied by BI. We believe that we established the required comparability in our NDA filing. BI has successfully completed initial manufacturing runs of the commercial bulk drug product and we expect BI to be able to produce sufficient bulk supplies of PREOS® on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” aspect of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of Vetter’s proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS® to date and has commenced manufacturing commercial quantities of finished supplies of PREOS®. Vetter is presently experiencing instances in which batches of finished supplies of PREOS® do not meet our specifications. We are currently working with Vetter to identify the cause of the recently failed production runs. The fill and finish aspect of the manufacturing process for PREOS® is complex and no assurances can be provided that Vetter will be able to produce commercial quantities of finished supplies of PREOS® in a timely manner, or at all, in order to meet Nycomed’s requirements for its commercialization of PREOTACT® or for the conduct of our clinical trials with PREOS®.

We rely on Ypsomed AG, or Ypsomed, to manufacture the injection pen device used for the administration of PREOS®. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS®, we will remain dependent on Ypsomed’s technology to produce the pen. The pen has been specifically designed and developed for delivery of PREOS®. This will be the first time that Ypsomed will have produced commercial quantities of the pen. To date, Ypsomed has not produced commercial quantities of the pen. We are working with Ypsomed to produce sufficient supplies of the pen on a timely basis to support Nycomed’s commercialization of PREOTACT® in the EU, and our clinical supply requirements and commercial needs for PREOS® in the U.S., when and if PREOS® is approved by the FDA. Manufacturing drug delivery devices such as the pen is complex and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all.

We are subject to various risks when relying on our contract manufacturers for the supply of PREOS® and the pen. If, for example, Vetter is unable to produce finished supplies of PREOS® in required quantities or in accordance with our specifications, in a timely manner or at all, or if Ypsomed is unable to produce the pen in required quantities and in accordance with our required specifications, in a timely manner or at all, Nycomed’s commercialization of PREOTACT® in the EU, the conduct of our Phase III clinical trials and our launch of PREOS® in the U.S., if and when approved, would be delayed and we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. We have experienced certain instances where our contract manufacturers have produced product and pens that have not met our required specifications and could not be used in clinical trials or for commercialization. Any extended disruption or termination of our relationship with any of our contract manufacturers for PREOS® or the pen would materially harm our business and financial condition and could adversely impact our stock price. Additionally, under our agreement with Nycomed, we are responsible to supply Nycomed with its requirements of PREOTACT® and the pen to support the commercialization of PREOTACT® in the EU and any further clinical studies required for PREOTACT® in the EU. To the extent that the manufacture and supply of PREOS® or the pen is interrupted or delayed, we may be unable to support Nycomed’s commercial or clinical requirements for PREOTACT® or the pen. Such a delay may cause European sales of PREOTACT® to be negatively impacted and adversely affect our relationship with Nycomed, our profitability and stock price.

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

Employees

On March 14, 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. These steps are part of our strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, preserve cash, allocate resources rapidly to different projects and allocate internal resources more effectively. Upon completion of our transition to our out-sourced business strategy, we anticipate that we will have approximately 35 employees. None of our employees are covered by collective bargaining agreements.

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

With the exception of 1996, we have not been profitable since our inception in 1986. We reported net losses of $112.7 million, $169.7 million and $168.3 million for the years ended 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $868.9 million. To date, our revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl, royalty payments from Nycomed on sales of PREOTACT® and product sales to Nycomed of PREOTACT®. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. Until such notes, with a carrying value of $173.7 million at December 31, 2006, are paid in full, all royalties from Amgen will go to repay the loan and related interest and not to us. If the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cash flows from future royalty payments from Amgen on sales of cinacalcet HCl. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates and continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may require additional funds.

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we lack sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations require substantial capital. We expect that our existing cash and cash equivalents will sufficiently fund our current and planned operations through the next 12 months. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, our ability to effectively out-source our clinical development, regulatory, data management, research, quality control and assurance, and other activities, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates and drug delivery devices on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complimentary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the regulatory path forward for PREOS®. We submitted a new clinical trial protocol for PREOS® to support U.S. registration. After multiple communications with the FDA, we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We have concluded at this time that we will not initiate the study until we secure additional funding for the study from a corporate or financial partner. There is no assurance that we will secure such funding on acceptable terms or at all.

There are no assurances that the FDA will ultimately concur with our new clinical trial protocol. If the FDA does not ultimately concur with our submitted protocol, the regulatory approval process for PREOS® will be further delayed. Even if the FDA concurs with our submitted protocol, there are no assurances that the results of any clinical studies based on the protocol will satisfy the concerns raised by the FDA in the approvable letter or that the FDA will ultimately determine that the applicable regulatory requirements for approval of PREOS® in the U.S. have been met. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If we are unable to obtain regulatory approval for PREOS® in a timely manner, or at all, or if we receive regulatory approval to market PREOS® in the United States but the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our business will be materially harmed and our stock price may be adversely affected.

We are entirely dependent on the efforts of Nycomed to market PREOTACT® in Europe. If Nycomed does not devote adequate resources to the marketing of PREOTACT® in Europe or if Nycomed is not successful in its efforts, sales of PREOTACT® in Europe will be reduced, our profitability will be delayed and our stock price adversely affected.

We have licensed to Nycomed the exclusive right to develop and market PREOS® in Europe under the brand name PREOTACT®. The success of the commercialization of PREOTACT® in Europe depends on Nycomed’s efforts and is beyond our control. For us to receive any significant royalty payments from Nycomed, they must devote adequate resources to marketing PREOTACT in Europe and achieve market acceptance for the drug. If Nycomed does not devote adequate resources to marketing PREOTACT® in Europe then European sales of PREOTACT® will be negatively impacted, our corresponding receipt of royalties from Nycomed will be negatively impacted and our profitability will be adversely affected. Nycomed has also assumed responsibility to comply with any and all post-marketing regulatory requirements for PREOTACT® in Europe. If Nycomed fails to comply with such post-marketing regulatory requirements, it may be subject to disciplinary proceedings from applicable regulatory authorities and its marketing and sales of PREOTACT® in Europe may be negatively impacted.

If we do not receive regulatory approval to market teduglutide in a timely manner, or at all, or if we obtain regulatory approval to market teduglutide but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

Before we apply for regulatory approval for the commercial sale of teduglutide, we must complete our Phase III clinical trial in adult patients with short bowel syndrome and the data from such trial must indicate that the drug was safe and effective in those patients. It is our intention to utilize a single pivotal Phase III clinical trial to support the filing of an NDA for teduglutide. The FDA may not accept a single trial and may require that we conduct another Phase III clinical trial in support of our application for approval. In addition, we will need to prepare and file an NDA with the FDA for teduglutide. The preparation of an NDA is a time consuming and expensive endeavor and there can be no assurances that we will be able to prepare such NDA in a timely manner or that the data from the Phase III trial will support the filing of an NDA. Additionally, the FDA may not ultimately approve teduglutide for commercial sale. Analysis and reporting on a carcinogenicity study for teduglutide is nearing completion. Tumors were observed in animals receiving the study drug and those receiving placebo. Although the final study report is not yet complete, after reviewing the data from the study, an expert panel of pathologists has concluded that there were no treatment-related malignant tumors in the animals. Nevertheless, the FDA may require a black-box warning be placed on the packaging of the product or may impose other labeling requirements that could substantially restrict revenues from such product when and if it is approved for marketing. Our failure to obtain regulatory approval to commercialize teduglutide would substantially impair our ability to generate revenues to sustain our operations and would materially harm our business and adversely affect our stock price. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If we are unable to obtain regulatory approval for teduglutide in a timely manner, or at all, or if we receive regulatory approval to market teduglutide but the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our business will be materially harmed and our stock price may be adversely affected.

We may never develop any more commercial drugs or other products that generate revenues.

Cinacalcet HCl and PREOTACT® are our only drugs, to date, that are generating commercial revenues. Our remaining product candidates will require significant additional development, clinical trials, regulatory approvals and additional investment before they can be commercialized. As a result of our March 14, 2007 corporate restructuring, we now outsource all of our clinical development and discovery research activities. If we are unable to transition to an outsourcing company in an efficient and timely manner, the development of our product candidates will be delayed. Additionally, our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. Even if we are able to commercialize one or more of our product candidates, we cannot assure you that such product candidates will find acceptance in the medical community.

We have limited capacity to conduct pre-clinical testing and clinical trials, and our dependence on contract research organizations could result in delays in and additional costs for our drug development efforts.

We have limited internal resources and capacity to perform pre-clinical testing and clinical trials. As a result, we have engaged and intend to continue engaging contract research organizations, or CROs, to perform pre-clinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our pre-clinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our pre-clinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement entity to perform any of our pre-clinical testing or clinical trials, we may not be able to find a suitable entity on favorable terms, or at all. Even if we were able to find another company to perform a pre-clinical test or clinical trial, the delay in the test or clinical trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators or licensees to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these clinical trials. Depending on the terms of our agreements with these collaborators or licensees, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators or licensees to develop these drug candidates.

We have no internal manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for manufacturing, supply, and storage of our product candidates and drug delivery devices to be used for our commercial launch of products, our partner’s commercial launch of products, and in our clinical trials. We have experienced instances where our contract manufacturers have produced product and drug delivery devices which have not complied with our specifications and could not be used for commercial use or clinical trials. Product introductions and clinical trials may be delayed or suspended if the manufacture or supply of our products or drug delivery devices are delayed, interrupted or discontinued.

We do not have internal manufacturing capabilities to produce supplies of PREOS®, teduglutide or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection pen devices used to administer PREOS® and teduglutide. We are dependent on third parties for manufacturing, supply, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product or injection devices to conduct or complete our clinical trials, support preparations for the commercial launch of our product candidates, if approved, or support our partners in the commercialization of partnered products, including Nycomed’s commercialization of PREOTACT® in the EU.

We depend on a number of contract manufacturers to supply key components of PREOS®. For instance, we have entered into agreements with SynCo Bio Partners B.V., or SynCo, and Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredient of PREOS®. Historically, SynCo has supplied the bulk drug product for our clinical requirements. Bulk drug product manufactured by SynCo is being used in Nycomed’s commercial launch of PREOTACT® in the EU. Our agreement with SynCo has expired and BI is now our sole supplier of the bulk drug product for PREOS ®. BI will supply the bulk drug product for our commercial requirements of PREOS® and for PREOTACT® when and if BI becomes an approved supplier in the EU. The technology utilized by SynCo to produce the active pharmaceutical ingredient of PREOS® has been transferred to BI. In connection with the technology transfer, we are required to establish for regulatory purposes comparability between the finished drug product supplied by SynCo in the conduct of our clinical trials and the commercial supplies of the finished drug product supplied by BI. We believe that we established the required comparability in our NDA filing. BI has successfully completed initial manufacturing runs of the commercial bulk drug product and we expect BI to be able to produce sufficient bulk supplies of PREOS® on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of PREOS®. Because the “fill and finish” aspect of the manufacturing process for PREOS® requires the use of Vetter’s proprietary technology, Vetter is our sole source for finished supplies of PREOS®. Absent the development of an alternative method of delivery of PREOS®, we will remain dependent on the availability of Vetter’s proprietary technology. Vetter has only produced small quantities of finished supplies of PREOS® to date and has commenced manufacturing commercial quantities of finished supplies of PREOS®. Recent productions runs at Vetter have resulted in batches of finished supplies of PREOS® that do not meet our specifications. We are currently working with Vetter to identify the cause of the recent failed production runs. The fill and finish aspect of the manufacturing process for PREOS® is complex and no assurances can be provided that Vetter will be able to produce commercial quantities of finished supplies of PREOS® in a timely manner or at all, in order to meet Nycomed’s requirements for its commercialization of PREOTRACT® or for the conduct of our clinical trials with PREOS®.

We rely on Ypsomed AG, or Ypsomed, to manufacture the injection pen device used for the administration of PREOS®. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS®, we will remain dependent on Ypsomed’s technology to produce the pen. The pen has been specifically designed and developed for delivery of PREOS®. This will be the first time that Ypsomed will have produced commercial quantities of the pen. To date, Ypsomed has not produced commercial quantities of the pen. We are working with Ypsomed to produce sufficient supplies of the pen on a timely basis to support Nycomed’s commercialization of PREOTACT® in the EU, and our commercial needs for PREOS® in the U.S., when and if approved. Manufacturing drug delivery devices such as the pen is complex and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all.

We are subject to various risks when relying on our contract manufacturers for the supply of PREOS® and the pen. If, for example, Vetter is unable to produce finished supplies of PREOS® in required quantities or in accordance with our required specifications, in a timely manner or at all, or if Ypsomed is unable to produce the pen in required quantities and in accordance with our required specifications, in a timely manner or at all, Nycomed’s commercialization of PREOTACT® in the EU and our commercial launch of PREOS® in the U.S., if and when approved, would be delayed and we could be forced to ultimately develop an alternative delivery process for PREOS®, which would require additional clinical trials and regulatory approvals. We have experienced certain instances where our contract manufacturers have produced product and pens that have not met our required specifications and could not be used in clinical trials or for commercial launch. Any extended disruption or termination of our relationship with any of our contract manufacturers for PREOS® or the pen would materially harm our business and financial condition and could adversely impact our stock price. Additionally, under our agreement with Nycomed, we are responsible to supply Nycomed with its requirements of PREOTACT® and the pen to support the commercialization of PREOTACT® in the EU and any further clinical studies required for PREOTACT® in EU. To the extent that the manufacture and supply of PREOS® or the pen is interrupted or delayed, we may be unable to support Nycomed’s commercial or clinical requirements for PREOTACT® or the pen. Such a delay may cause European sales of PREOTACT® to be negatively impacted and adversely affect our relationship with Nycomed, our profitability and stock price.

We also have arrangements with contract manufacturers for clinical supplies of teduglutide. If clinical supplies of teduglutide are disrupted, exhausted, or fail to arrive when needed, we will have to substantially curtail or postpone initiation of planned clinical trials with teduglutide.

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

•	our current and future manufacturers may not be able to comply with applicable regulatory requirements, which would prohibit them from manufacturing products or drug delivery devices for us;

•

if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products and drug delivery devices;

•	our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

•

we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products or drug delivery devices.

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

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with other pharmaceutical and biotechnology companies to advance many of our programs. We have granted exclusive development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl, PREOTACT®, calcilytics, mGluRs and glycine reuptake inhibitors. Except in the case of our collaboration with AstraZeneca for research involving mGluRs, our collaborators have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether.

Under our agreement with AstraZeneca, we are required to co-direct the research and to pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2009. As a result of the March 14, 2007 restructuring, we will outsource this obligation to a contract research organization. This commitment of capital may limit or restrict our ability to initiate or pursue other research efforts.

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

Due to the delay in obtaining regulatory approval of PREOS® we have eliminated all commercial sales and related field operations. This included the termination of our promotion agreement with Allergan to promote Restasis® and our agreement with our contract sales organization Ventiv Pharma Services. As a result, if and when we receive regulatory approval to market and sell one or more of our product candidates we will have to enter into agreements with contract sales organizations to provide sales, marketing, market research and product planning services. Our inability to enter into such agreements may limit our ability to gain market acceptance for our products and generate revenues. We cannot assure you that when and if we enter into such agreements, we will be successful in managing such service providers and in generating sales revenue with any of our product candidates. Further, if we establish relationships with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

As a result of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to compete successfully against other companies in our industry and achieve profitability.

The pharmaceutical and biotechnology industries are intensely competitive. We have competitors both in the U.S. and internationally including major multi-national pharmaceutical companies, chemical companies, biotech companies, universities and other research organizations. Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. For example, Forteo®, a fragment of the full-length parathyroid hormone for the treatment of osteoporosis, is currently being marketed in the United States and Europe by Eli Lilly as a treatment for patients with osteoporosis who are at high risk of bone fracture. If PREOS® is approved by the FDA, it will compete directly with Forteo® and other approved therapies, including supplementing dietary calcium and vitamin D, estrogen replacement therapies, calcitonin, bisphosphonate and selective estrogen modulators therapies. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators, which could render our product candidates obsolete and non-competitive.

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

As a result of our 2007 and 2006 restructuring initiatives and the related reductions in our workforce, we have reallocated certain employment responsibilities and will be required to outsource certain corporate functions, which will render us more dependent on third-parties to perform these corporate functions.

On March 14, 2007 we announced a restructuring initiative which included reductions in our world-wide workforce as well as our intention to transition the company to an outsourcing business strategy. The reductions will result in the reallocation of certain employment responsibilities, which could adversely impact operational efficiencies, employee performance and retention. Also, as a result of these reductions, we will be required to outsource certain corporate functions which will make us more dependent on third-parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

If we fail to attract and retain key employees, the development and commercialization of our products may be adversely affected.

We depend heavily on the principal members of our clinical development and management staff. To the extent that we lose key personnel, our ability to develop products and become profitable may suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not executed long-term employment contracts with our employees. Our future success will also depend in large part on our ability to attract and retain other highly qualified personnel. We face competition for personnel from other companies, academic institutions, government entities and other organizations. After the 2007 restructuring, we will base our operations in Parsippany, New Jersey. Our future success will depend in part on how well we are able to transition activities in our Toronto and Salt Lake City locations to our Parsippany location.

We are dependent upon key members of our management team who are employed at will and will be difficult to replace should they leave the company. If we are unable to retain members of our management team or if we are unable to attract and retain other highly qualified executives and employees in our industry, we may not be able to successfully implement our business strategy.

We are highly dependent on key members of our management team, including Dr. Anthony Coles, our Chief Executive Officer and President, to manage our business. In addition to Dr. Coles, we have hired other key members of our management team over the past two years, each of whom is highly qualified, important to our business and would be difficult to replace.

In connection with our March 2007 restructuring and the related closure of our Toronto and Salt Lake City operations and our plan to transition the company to an outsourcing business strategy, certain members of our management team will be leaving the company by the end of 2007. We may also lose other certain key employees and members of our management team. If we are unable to retain those key employees and members of our management team in connection with or after our 2007 restructuring initiative, our ability to transition the company to the outsourcing business model may be delayed and hindered and our business may suffer. Each member of our management team is an employee at will and, despite our retention efforts, we can not assure you that they will remain with the company.

Our successful transition to the outsourcing business model and our overall ability to compete in the highly competitive biotechnology and pharmaceuticals industry will also depend on our ability to attract, retain and motivate highly skilled executives and employees. The skill sets needed to operate an outsourcing business model are different from those that our current personnel now possess. As a result, we will need to retain new employees with the requisite skills and experience. If we are unable to do so, we may not be able to implement our business strategy and our business will suffer.

We are involved in purported securities class action litigation and shareholder derivative litigation that could become expensive and divert management’s attention from operating our business.

NPS and certain of its officers have been named as defendants in a consolidated securities class action lawsuit. In addition, certain NPS’ officers, directors and former officers and directors have been named as defendants in a shareholder derivative lawsuit. NPS believes that the claims in these lawsuits are without merit and intends to vigorously defend itself and the other defendants against the claims. We maintain insurance for claims of this nature, which we believe is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position. However, NPS’s extended involvement in these actions may become expensive and divert management’s attention and resources from operating our business. Additionally, we may not be successful in having these lawsuits dismissed or settled within the limits of our insurance or at all.

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

Our research and development activities have involved the controlled use of hazardous materials, radioactive compounds and other potentially dangerous chemicals and biological agents. Although we believe our safety procedures for these materials comply with governmental standards, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. We currently have insurance, in amounts and on terms typical for companies in businesses that are similarly situated, that could cover all or a portion of a damage claim arising from our use of hazardous and other materials. However, if an accident or environmental discharge occurs, and we are held liable for any resulting damages, the associated liability could exceed our insurance coverage and our financial resources.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC regulations and Nasdaq Global Market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

•	governmental regulation and changes in medical and pharmaceutical product reimbursement policies;

•	developments in patent or other intellectual property rights;

•	publicity concerning the discovery and development activities by our licensees;

•	public concern as to the safety and efficacy of drugs that we and our competitors develop;

•	our ability to meet market expectations with respect to FDA approval or the timing for FDA approval for our product candidates; and.

•	general market conditions.

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

On March 14, 2007 we announced our plans to close our operations in Salt Lake City, Utah and Toronto, Ontario. We will continue to maintain our corporate headquarters in Parsippany, New Jersey. In Parsippany, we lease approximately 76,500 square feet of administrative space. The Parsippany lease will expire in October 2007. We expect to secure new office space in New Jersey upon expiration of the Parsippany lease for space sufficient for approximately 35 employees. In connection with our 2006 restructuring initiative, we closed our technical operations facility in Mississauga, Ontario in October 2006. Our building in Mississauga, which consists of 90,000 square feet of laboratory, support and administrative space is currently being offered for sale. In December 2005, we closed a transaction for the sale and leaseback of our 93,000 square foot laboratory and office building in Salt Lake City. As part of the transaction, we entered into a lease agreement for all of the laboratory and office space in the building. The lease will expire in December 2020. The building is located on land in the Research Park of the University of Utah and is subject to 40-year ground lease. In March 2005, we entered into a lease agreement with the MaRS Discovery District in Toronto for an approximately 60,000 square foot laboratory and office building. In September 2005, we completed construction of leasehold improvements on this facility and relocated certain personnel from our Mississauga facility to the MaRS facility. The lease will expire in March 2015. In connection with our March 2007 restructuring, we plan to close our Salt Lake City and Toronto facilities.

ITEM 3.	Legal Proceedings.

Securities Class Action.

A consolidated shareholders’ securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the United States District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 PGC. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period of time is referred to in this paragraph as the “class period.” The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS®. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS® as a treatment for postmenopausal osteoporosis, the potential market for PREOS®, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS®, and the prospects of FDA approval of NPS’s New Drug Application for injectable PREOS®. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

We intend to vigorously defend our self and the related defendants in this action. We believe the claims are without merit and intend to file a motion to dismiss the consolidated complaint. That motion will be filed on or about March 19, 2007, in accordance with the court’s scheduling order. Although we are optimistic about the motion being granted, no assurances can be given in this regard. We maintain insurance for actions of this nature, which we believe is adequate.

Derivative Action.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of our present and former officers and directors. This action, which names NPS as a nominal defendant but is asserted on the NPS’s behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah, as Case No. 060913838. The complaint asserts allegations similar to those asserted in the securities class action described above and also alleges that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS®. The derivative complaint also seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

We also intend to vigorously defend against this action. We believe the claims are without merit and have filed a motion to dismiss the complaint for failure to make a litigation demand or, in the alternative, to stay the action pending the conclusion of the securities class action. The plaintiff shareholder has filed memoranda in opposition to the motions, and we are in the process of drafting reply memoranda. A hearing on the motions has not yet been scheduled by the court. Although we are optimistic that our motion will be granted, no assurances can be given in this regard. We maintain insurance for actions of this nature, which we believe is adequate.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2006.

Executive Officers of the Registrant.

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
N. Anthony Coles	46	Chief Executive Officer and President
Val R. Antczak	54	Senior Vice President Legal Affairs, General Counsel and Secretary
Juergen Lasowski	49	Senior Vice President, Corporate Development
Glenn R. Melrose	51	Vice President, Human Resources
Gerard J. Michel	43	Chief Financial Officer and Vice President, Corporate Strategy
Alan L. Mueller	52	Vice President, Research
Francois Nader	50	Chief Medical and Commercial Officer
Gregory Torre	54	Senior Vice President, Regulatory Affairs, Quality, Technical Operations

N. Anthony Coles, M.D. has been Chief Executive Officer since May 2006 and President since November 2005. Prior to being appointed as Chief Executive Officer, Dr. Coles served as President and Chief Operating Officer since November 2005. Prior to joining NPS, Dr. Coles served as the Senior Vice President of Commercial Operations of Vertex Pharmaceuticals from 2002 to October 2005. From 1996 to 2002, Dr. Coles held a variety of positions with Bristol-Myers Squibb, including Senior Vice President of Strategy and Policy and Senior Vice President of Marketing and Medical Affairs, Neuroscience/Infectious Diseases/Dermatology. Dr. Coles was a Research Fellow at Harvard Medical School. He received a B.S. from Johns Hopkins University, a Master of Public Health from Harvard University, and a Doctor of Medicine from Duke University.

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

Juergen Lasowski, Ph.D., has been Senior Vice President of Corporate Development since April 2006.

From October 2004 to January 2006, Dr. Lasowski served as Vice President of Business Development and Strategy with Sanofi-Aventis USA where he was responsible for the development of licensing and commercial strategy activities in the United States. From January 2000 to September 2004, Dr. Lasowski served as Vice President, Business Development for Aventis Pharmaceuticals where he was responsible for all business development and commercial strategy activities in North America. From 1989 to 2000, he served as Vice President, Strategic Development for Hoechst Marion Roussel, as well as international management responsibilities with Hoechst AG. Dr. Lasowski received his Ph.D. in organic chemistry at the University of Mainz in Germany and his MBA from INSEAD in France.

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

Gerard J. Michel, M.S., M.B.A. has been Chief Financial Officer since October 2003 and Vice President, Corporate Strategy since April 2006. From July 2002 to April 2006, Mr. Michel served as Vice President, Corporate Development of NPS. From 1995 to July 2002, Mr. Michel served as a Principal of the consulting firm of Booz-Allen & Hamilton. In this consulting capacity, he worked with large pharmaceutical companies, biotech firms, and service firms. From 1988 to 1995 Mr. Michel was with Lederle Labs, serving in Marketing, Sales and Corporate Development roles, both domestically and international. Mr. Michel received an M.S. in Microbiology and an M.B.A., both from the University of Rochester.

Alan L. Mueller, Ph.D. has been Vice President, Research since September 2005. Prior to being appointed Vice President, Research, Dr. Mueller served as Vice President, Drug Discovery from January 2001 to September 2005. Before being appointed to that position, he served us as Director, Discovery Research from September 1999 to January 2001. He joined NPS in February 1989 as a Senior Scientist. Prior to that time, he was a Pharmacologist at Abbott Laboratories. Dr. Mueller received a Ph.D. in Pharmacology from the University of Colorado Health Sciences Center, Denver.

Francois Nader, M.D., M.B.A., has been Chief Medical and Commercial Officer since June 2006. Prior to joining NPS, Dr. Nader served Care Capital, LLC as a venture partner for the firm and as Chief Medical Officer for its Clinical Development Capital unit from July 2005 to June 2006. From 2000 to July 2005, Dr. Nader served as Senior Vice President, Integrated Healthcare Markets and Senior Vice-President, North America Medical and Regulatory Affairs with Aventis Pharmaceuticals. Prior to that Dr. Nader held similar executive positions with Hoechst Marion Roussel and Marion Merrell Dow and was head of global commercial operations for Pasteur Vaccins, a division of Rhone Poulenc. Dr. Nader received a French State Doctorate in Medicine from St. Joseph University, a Physician Executive MBA from the University of Tennessee, a graduate degree in Medical Marketing and a degree in Finance from France. Dr. Nader is also adjunct professor at the Graduate School of Business Administration, University of Tennessee.

Greg Torre, Ph.D., J.D., has been Senior Vice President Regulatory Affairs, Quality and Technical Operations since June 2006. Prior to being appointed to that position, Dr. Torre served as Senior Vice President, Regulatory Affairs from February 2006 to June 2006. From June 2005 to January 2006, Dr. Torre served as Vice President Regulatory and Chief Regulatory Officer at Accentia Biopharmaceuticals. From June 2004 to June 2005 he served as Vice President Regulatory at MannKind Pharmaceuticals. From 2000 to June 2004, he was Senior Vice President Regulatory at Watson Pharma, Inc. While at Accentia, MannKind and Watson, Dr. Torre was responsible for developing worldwide registration strategies for new pharmaceutical products, regulatory compliance programs and drug safety programs. Dr. Torre received a Ph.D. in Pharmacology and Toxicology from St. John’s University and a J.D. from Brooklyn Law School.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol “NPSP.” In connection with NASDAQ’s transition to a national securities exchange in October 2006, our common stock is now quoted on the Nasdaq Global Market under the same symbol. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market.

	High	Low
2005
First Quarter	$18.31	$10.97
Second Quarter	13.35	10.45
Third Quarter	12.76	9.24
Fourth Quarter	12.51	9.33
2006
First Quarter	$15.35	$8.32
Second Quarter	9.13	4.54
Third Quarter	4.75	3.66
Fourth Quarter	5.36	3.70

As of December 31, 2006, there were approximately 206 holders of record of our common stock.

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

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2006. This is derived from, and qualified by reference to, NPS’s audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The selected quarterly data presented below are derived from our unaudited consolidated financial statements.

Consolidated Statements of Operations Data:	Years Ended December 31,
	2006 (2)	2005	2004	2003 (3)	2002
	(in thousands, except per share amounts)
Revenues:
Product sales	$2,662	$—	$—	$—	$—
Royalties, milestones and license fees	45,840	12,825	14,237	9,919	2,154

Total revenues	48,502	12,825	14,237	9,919	2,154

Operating expenses:
Cost of goods sold	1,413	—	—	—	—
Cost of royalties	2,980	1,144	237	—	—
Research and development	68,395	117,445	143,099	118,173	80,872
Selling, general and administrative	52,177	48,635	34,351	20,337	14,777
Restructuring charges	8,179	—	—	—	—
Write-down of long-lived assets	8,297	—	—	—	—
Amortization of purchased intangibles	—	—	1,598	1,485	1,322
Merger costs and termination fees	—	—	—	46,114	—

Total operating expenses	141,441	167,224	179,285	186,109	96,971

Operating loss	(92,939)	(154,399)	(165,048)	(176,190)	(94,817)
Other income (expense), net	(19,729)	(15,379)	(1,570)	3,265	7,883

Loss before income tax expense (benefit)	(112,668)	(169,778)	(166,618)	(172,925)	(86,934)
Income tax expense (benefit)	—	(55)	1,633	(2,530)	(102)

Net loss	$(112,668)	$(169,723)	$(168,251)	$(170,395)	$(86,832)

Basic and diluted loss per share (1)	$(2.43)	$(4.14)	$(4.43)	$(4.71)	$(2.79)

Basic and diluted weighted average shares outstanding (1)	46,374	41,036	37,948	36,148	31,165

(1)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.
(2)	We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, or SFAS No. 123R, using the modified prospective method. The adoption of SFAS No. 123R increased our operating loss, loss before income tax expense (benefit) and net loss for 2006 by $13.4 million and basic and diluted net loss per share by $0.29.
(3)	Amount relates primarily to a June 2003 termination fee of $35.6 million relating to our proposed merger with Enzon Pharmaceuticals, Inc and a December 2003 fee of $4.3 million relating to the termination of our contract with the Government of Canada under its Technology Partnerships Canada program.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Cash, cash equivalents, and marketable investment securities	$146,152	$258,967	$329,685	$303,874	$234,454
Working capital	145,222	233,907	306,349	283,906	228,497
Total assets	224,740	331,052	397,485	327,508	253,468
Long-term portion of lease financing, notes payable and other long-term liabilities	373,517	390,117	367,000	192,000	—
Accumulated deficit	(868,872)	(756,204)	(586,481)	(418,230)	(247,835)
Stockholders’ equity (deficit)	(193,244)	(97,524)	(12,789)	112,785	242,362

Quarterly Financial Data:

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Revenues	$6,083	$8,282	$10,071	$24,066
Operating loss	(34,477)	(35,001)	(14,663)	(8,798)
Net loss	(38,329)	(39,275)	(21,079)	(13,985)
Basic and diluted loss per common and common share equivalent (1)	$(0.83)	$(0.85)	$(0.45)	$(0.30)

	March 31	June 30	September 30	December 31
2005
Revenues	$1,634	$2,183	$4,700	$4,308
Operating loss	(40,848)	(38,277)	(34,304)	(40,970)
Net loss	(44,950)	(42,162)	(38,333)	(44,278)
Basic and diluted loss per common and common share equivalent (1)	$(1.16)	$(1.09)	$(0.95)	$(0.96)

(1)	Loss per share is computed independently for each of the quarters presented and therefore may not sum to the total for the year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with NPS’s consolidated financial statements and related notes appearing elsewhere in this Annual Report.

This Annual Report on Form 10-K and the documents incorporated by reference into this report contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	Our ability to outsource activities critical to the advancement of our product candidates and manage those companies to whom such activities are outsourced;

•	our ability to secure additional funds;

•

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

•

the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements for us and our partners;

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

You should also consider carefully the statements set forth in Item 1A of this Annual Report entitled “Risk Factors” which addresses these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We have no plans to update these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs and recombinant proteins. Our current portfolio of approved drugs and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of one U.S. Food and Drug Administration, or FDA, approved product, another product candidate that has been granted marketing approval in Europe and is the subject of an approvable letter from the FDA in response to a new drug application we filed in May 2005, a product candidate that is presently the subject of a pivotal Phase III clinical study, and other product candidates in various stages of clinical development and preclinical development. Though we independently develop many of our product candidates, we have entered into collaboration agreements for several of our programs.

On March 14, 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We determined that the restructuring was necessary in light of the additional clarity that has been reached with respect to the regulatory path forward for PREOS®. After meetings and discussions with the FDA, the regulatory path forward for PREOS® will be longer and require more capital than we initially expected. As a result, we have adopted a strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities, manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

In June 2006, we announced an initiative to restructure operations by significantly reducing cash burn, reprioritizing our development portfolio, and leveraging our proprietary research and development assets. In connection with this restructuring, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis® Ophthalmic Emulsion to rheumatologists, and determined to sell our technical operations facility in Mississauga, Ontario, Canada.

We have incurred cumulative losses from inception through December 31, 2006 of approximately $868.9 million, net of cumulative revenues from research and license agreements of approximately $161.2 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our operating losses include: seeking approval to market PREOS® in the U.S. from the FDA; the conduct of current and future clinical trials with teduglutide and potentially PREOS®; clinical and commercial manufacturing for teduglutide and PREOTACT®; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

Prior to January 1, 2006, we employed the footnote disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123 and SFAS No. 148, and measured compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB Opinion No. 25. As a result, under APB Opinion No. 25, no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the year ended December 31, 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the

Black-Scholes option-pricing model. The adoption of SFAS No. 123R increased the Company’s net loss for the year ended December 31, 2006 by $13.4 million, and reported basic and diluted net loss per share by $0.29, including $2.3 million in compensation expense related to accelerated vesting of stock options under severance agreements and $227,000 for accelerated vesting of options under the 2006 Restructuring Plan. Compensation cost under SFAS No. 123R is recorded in cost of goods sold, research and development expense, selling, general and administrative expense, and restructuring charges based on the specific allocation of employees receiving the equity awards. The Company’s adoption of SFAS No. 123R did not affect net loss or basic and diluted net loss per share during the years ended December 31, 2005 and 2004. As of December 31, 2006, there was $21.0 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.85 years.

Approved Products and Product Candidates Undergoing Regulatory Review

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

The European Commission has granted marketing authorization for PREOS® for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The marketing authorization is valid in all 25 member states of the European Union, or EU. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria. In May 2005, we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. Additional information regarding the approvable letter and our proposed path forward for PREOS® is provided below under the caption “Major Research and Development Projects.”

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

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome, and other indications, including Crohn’s disease, chemotherapy-induced enterocolitis, necrotizing enterocolitis and various other gastrointestinal diseases.

We have completed enrollment of patients in a pivotal Phase III clinical study in adult short bowel syndrome patients to measure the ability of teduglutide to reduce a patient’s dependency on total parenteral nutrition. We expect top line results of the Phase III study in the second half of 2007. If the results of the Phase III study are positive we expect to file an NDA with the FDA for approval to market teduglutide for the treatment of short bowel syndrome.

A Phase IIa proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease has been completed. Based on the results of that study we are advancing the clinical development of teduglutide for Crohn’s disease. We are conducting a safety and dose escalation study with teduglutide as part of our clinical development plan for this drug candidate.

We have reviewed encouraging findings from preclinical studies with teduglutide demonstrating the drug’s potential to prevent necrotizing enterocolitis and chemotherapy-induced enteritis/febrile neutropenia. We believe both indications represent serious unmet medical needs that may be addressed by teduglutide therapy, and are exploring conducting clinical studies in each of these indications.

During the years ended December 31, 2006, 2005 and 2004, we incurred $15.5 million, $28.8 million and $30.5 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of teduglutide. We have incurred costs of approximately $110.9 million since we assumed development obligations of this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit an NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the on-going work with respect to the pivotal Phase III trial in adults with short bowel syndrome, the early stage of the clinical trials for other indications such as Crohn’s disease, necrotizing enterocolitis and chemotherapy-induced enteritis/febrile neutropenia, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include but are not limited to the following:

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

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the years ended December 31, 2006, 2005 and 2004 we incurred $14.3 million, $54.4 million and $80.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS®. We have incurred costs of approximately $341.7 million since we assumed development obligations for this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. The European Commission has granted marketing authorization for PREOS® in Europe. The marketing authorization is valid in all 25 member states of the EU. We have granted to Nycomed the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

We submitted an NDA for PREOS® to the FDA in May 2005. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted a higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®. Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting on May 1, 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the regulatory path forward for PREOS®. We submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. After multiple communications with the FDA, we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We have concluded at this time that we will not initiate the study until we secure additional funding for the study from a corporate or financial partner. There is no assurance that we will secure additional funding on acceptable terms or at all.

Because of the on-going work with respect to the PREOS® program, the FDA review process, the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the initiation of commercial manufacturing activities, and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. During the year ended December 31, 2006, we recognized product sale revenues to Nycomed of $2.7 million, royalty income for PREOTACT® sales by Nycomed of $96,000, and milestone revenue of $360,000. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, and successfully commercializing PREOS® include but are not limited to the following:

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

Other Research and Development Programs

Most of the remaining research and development expenses for the years ended December 31, 2006, 2005 and 2004, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

In March 2001, we entered into an agreement with AstraZeneca under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under our agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. In connection with our March 2007 restructuring, we plan to outsource our research obligations to a contract research organization. If certain milestones are met, AstraZeneca is required to pay us up to $30.0 million. AstraZeneca is also required to pay us royalties on sales of products that include those compounds. We have the right to co-promote any resulting product in the United States and Canada and to receive co-promotion revenue, if any. Should we elect to co-promote products, in some circumstances we will be required to share in the development and regulatory costs associated with those products, and we may not receive some late-stage milestone payments. AstraZeneca is engaged in Phase I clinical development activities with a compound active at mGluRs licensed from us.

During the years ended December 31, 2006, 2005 and 2004, we incurred $4.8 million, $4.7 million and $4.6 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In December 2000, GlaxoSmithKline initiated a proof-of-concept Phase I clinical trial with a calcilytic compound for which we received a $1.0 million milestone payment. In November 2003, GlaxoSmithKline initiated new Phase I clinical studies with more advanced compounds for which we received an additional $2.0 million milestone payment. GlaxoSmithKline, has successfully completed a proof-of-concept clinical trial in non-osteoporatic, post-menopausal women with a calcilytic compound licensed from us for potential use in osteoporosis. The trial evaluated safety as well as certain surrogate efficacy biomarkers including PTH levels and biomarkers of bone turnover. GlaxoSmithKline continues to advance the calcilytics program and has informed us that they expect to initiate Phase II studies with a compound identified under the collaboration in the second quarter of 2007.

GlaxoSmithKline has paid us a total of $38.7 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $32.0 million, which includes additional milestones under the December 2006 amendment noted below, if certain clinical milestones are achieved. We will also receive royalties on sales of any commercialized products based on compounds identified in the collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and to receive co-promotion revenue, if any.

In December 2006 we entered into an amendment to our agreement with GlaxoSmithKline under which we provided GlaxoSmithKline rights to additional compounds discovered by us. In connection with such amendment GlaxoSmithKline paid us a one time licensing fee of $3.0 million and agreed to pay us additional milestones payments for the achievement of certain clinical milestones with such compounds as well as royalties on sales of such compounds should GlaxoSmithKline commercialize any of such compounds.

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

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004
Revenue	$48,502	$12,825	$14,237
Operating expenses:
Cost of good sold	$1,413	$—	$—
% of revenues	3%	—	—
Cost of royalties	$2,980	$1,144	$237
% of revenues	6%	9%	2%
Research and development	$68,395	$117,445	$143,099
% of revenues	141%	916%	1,005%
Selling, general and administrative	$52,177	$48,635	$34,351
% of revenues	108%	379%	241%
Restructuring charges	$8,179	$—	$—

Write-down of long-lived assets	$8,297	$—	$—
Amortization of purchased intangibles	$—	$—	$1,598

Years ended December 31, 2006 and 2005

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $48.5 million in 2006 compared to $12.8 million in 2005. We recognized revenue under our research and license agreements as follows:

•	Under our agreement with Amgen, we recognized revenue of $31.9 million in 2006 and $12.5 million in 2005;

•	Under our agreement with Kirin, we recognized revenue of $2.0 million in 2006 and no revenue in 2005;

•	Under our agreement with Nycomed, we recognized revenue of $3.1 million in 2006 and $234,000 in 2005;

•	Under our agreement with Ortho-McNeil, we recognized revenue of $8.0 million in 2006 and no revenue in 2005; and

•	Under our agreement with GSK, we recognized revenue of $3.0 million in 2006 and no revenue in 2005.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in the royalty rates earned on sales of cinacalcet HCl due to Amgen’s achievement of certain cumulative annual sales thresholds. Additionally, during 2006 we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl; we recognized PREOTACT® product sales revenue of $2.7 million, royalty revenue of $96,000 and milestone revenue of $360,000 from Nycomed; we recognized an up-front fee from Ortho-McNeil of $8.0 million for commitment not to sue for patent infringement; and we recognized an up-front license fee from GSK of $3.0 million for the addition of certain compounds to the collaboration.

See “Liquidity and Capital Resources” below for further discussion of payments that we may earn in the future under these agreements.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for products sales to Nycomed. Costs associated with inventory build that were incurred prior to the EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. As inventory is expensed under the FIFO methodology, cost of goods sold as a percentage of product revenue will continue to increase in future periods until the initial zero costed FIFO layer is consumed. We recorded cost of goods sold of $1.4 million and zero, respectively, during 2006 and 2005.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $3.0 million and $1.1 million, respectively, during 2006 and 2005. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $68.4 million in 2006 from $117.4 million in 2005. Research and development expenses decreased from 2005 to 2006 principally due to a $29.8 million decrease in costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, a $21.1 million decrease in the costs of advancing our PREOS® clinical program, a $6.9 million decrease in the development costs of advancing our central nervous system programs and a $4.5 million decrease in the development costs of advancing our teduglutide clinical program, offset by a $7.8 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.0 million for accelerated vesting of stock options under severance agreements and a $2.0 million increase for a licensing fee associated with intellectual property rights acquired.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force through June 2006, for our marketed products and product candidates. Our selling, general and administrative expenses increased to $52.2 million in 2006 from $48.6 million in 2005. The increase in selling, general and administrative expenses from 2005 to 2006 is due primarily to a $5.4 million increase in compensation cost related to stock-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.3 million for accelerated vesting of stock options under severance agreements, a charge of $1.7 million in compensation expense due to severance agreements and a $1.0 million increase in other selling, general and administrative costs, offset by a $4.3 million decrease in market research, educational and commercial activities, including personnel costs, associated with PREOS® and our promotional activities around Kineret® and Restasis®

Write-Down of Long-Lived Assets. Our write-down of long-lived assets relates to our impairment testing of fixed assets located in Toronto, Canada. We evaluated alternative courses of actions that were finalized with the decision in 2007 that our Salt Lake City, Utah and Toronto, Canada sites would be closed. As a result, we determined that the fair value of the property and equipment located at Toronto, Canada was less than the carrying value, resulting in a $8.3 million write-down of the assets during 2006.

Restructuring Charges. Our restructuring charges relate to our initiative to restructure operations which was announced on June 12, 2006, referred to as our 2006 Restructuring Plan. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and plan to sell our technical operations facility in Mississauga, Ontario, Canada. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel. The charge related to the 2006 Restructuring Plan during 2006 was $8.2 million and was comprised primarily of severance related expenses.

Total Other Expense, Net. Our total other expense, net, increased from $15.4 million in 2005 to $19.7 million in 2006. The increase in total other expense, net, from 2005 to 2006 is due primarily to a $3.9 million increase in interest expense related to increasing our estimate of the effective interest rate on our Secured Notes for the cash sweep premium, a $734,000 decrease in foreign currency transaction gain, offset by a $500,000 increase in interest income due to higher yields in 2006.

Income Taxes. Our income tax expense (benefit) was zero in 2006 compared to income tax benefit of $55,000 in 2005. The income tax benefit recorded in 2005 relates to our estimates of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

As of December 31, 2006, we had a United States federal and state income tax net operating loss carryforward of approximately $256.2 million and $263.6 million, respectively, and a United States federal income tax research credit carryforward of approximately $7.1 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $539.4 million and $559.9 million, respectively, a Canadian research pool carryforward of approximately $189.1 million and a Canadian investment tax credit carryforward of approximately $21.8 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986.

Years ended December 31, 2005 and 2004

Revenues. Our revenues were $12.8 million in 2005 compared to $14.2 million in 2004. The decrease in revenues during 2005 as compared to 2004 is due primarily to milestone payments from licensees earned during 2004. During 2004, we received a $10.0 million milestone payment from Amgen Inc. for the approval of their NDA by the FDA for Sensipar® and we received a $2.0 million milestone payment from Kirin for the commencement of Phase III clinical trials with cinacalcet HCl in Japan. Similar milestones were not earned during 2005. Additionally, during 2005 and 2004, we recognized $12.5 million and $2.2 million, respectively, in royalty revenue from Amgen on the sales of cinacalcet HCl. The increase in royalty revenue in 2005 is due to an increase in sales of cinacalcet HCl since its launch by Amgen in March 2004 and due to an increase in the royalty rates earned on sales of cinacalcet HCl due to Amgen’s achievement of certain cumulative annual sales thresholds. We recognized revenue from our agreements as follows:

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

Cost of Royalties. We recorded cost of royalties of $1.1 million and $237,000, respectively, during 2005 and 2004. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses decreased to $117.4 million in 2005 from $143.1 million in 2004. Research and development expenses decreased from 2004 to 2005 principally due to a $18.4 million decrease in the costs of advancing our PREOS® clinical program, a $10.4 million decrease in the development costs of advancing our teduglutide clinical program, and a $2.0 million decrease in the development costs of our central nervous system programs offset by a $2.5 million increase in costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, including amounts paid and due to a contract manufacturer for reservation fees in accordance with an agreement we signed for “fill and finish” production of clinical and commercial supplies of PREOS®.

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

Total Other Expense, Net. Our total other expense, net, increased from $1.6 million in 2004 to $15.4 million in 2005. The increase in total other expense, net, from 2004 to 2005 is primarily the result of recording interest expense of $18.1 million in 2005 compared with $401,000 in 2004 on our $175.0 million Secured Notes which were issued in December 2004. Additionally, interest income increased by $3.4 million from 2004 to 2005, primarily the result of higher average cash, cash equivalents, and marketable investment securities balances throughout 2005. Average balances of cash, cash equivalent and marketable investment securities during the year ended December 31, 2005 increased as a result of issuing our $175.0 million Secured 8.0 percent Notes in December 2004 and completing a $78.7 million, net, secondary equity offering in September 2005.

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

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2006	December 31, 2005
Cash, cash equivalents, and marketable securities	$146,152	$258,967
Total assets	224,740	331,052
Current debt	19,044	1,349
Non-current debt	365,533	384,599
Stockholders’ deficit	$(193,244)	$(97,524)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of December 31, 2006, we had recognized $161.2 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $562.6 million from the sale of equity securities for cash, $355.2 million from the sale of secured debt and convertible debt for cash and $19.0 million from the sale of our administration and laboratory building located in Salt Lake City, Utah, in a sale-leaseback transaction. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $146.2 million at December 31, 2006. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

On March 14, 2007, we announced that we were restructuring the company and reducing our work force from approximately 200 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We determined that the restructuring was necessary in light of the additional clarity that has been reached with respect to the regulatory path forward for PREOS®. After meetings and discussions with the FDA, the regulatory path forward for PREOS® will be longer and require more capital than we initially expected. As a result, we have adopted a strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities, manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

In June 2006, as a result of the uncertainty with respect to the regulatory approval of PREOS® by the FDA, we announced an initiative to restructure operations, referred to as our 2006 Restructuring Plan. The primary objective of the 2006 Restructuring Plan was to maximize shareholder value by significantly reducing cash burn, reprioritizing our development portfolio and leveraging our proprietary research and development assets. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan, Inc. to co-promote Allergan’s proprietary drug, Restasis® Ophthalmic Emulsion to rheumatologists, and closed and are in the process of selling our technical operations facility in Mississauga, Ontario, Canada.

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR—383 Colorow Drive LLC, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. Under the terms of the lease we will pay a base rent of $158,000 per month for the first three years of the lease. After year three, our rent increases at the rate of 2.75% per year for the remainder of the lease. The lease is a triple-net lease and, as a result, we will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments under the ground lease with the University of Utah. Under the terms of the sale, we assigned the 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, we have the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the

Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2006, we had $8.8 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal and redemption premiums. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest in the notes was approximately $11.0 million as of December 31, 2006 which represents our estimate of the redemption premium of $7.5 million and our quarterly interest payment of $3.5 million paid on January 2, 2007. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.3 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. To date, we have received 4.8 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue in 2006 and 2005 of $3.1 million and $234,000, respectively. We did not recognize any revenue in 2004 under the agreement.

In July 2003, we completed a private placement of $192.0 million of our 3.0% Convertible Notes due June 15, 2008, or Convertible Notes. Interest is payable semi annually in arrears on June 15 and December 15 of each year. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change”, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities. We continue to evaluate our options associated with refinancing the Convertible Notes considering potential shareholder dilution prior to the Convertible Notes maturing on June 2008.

The following table summarizes our cash flow activity for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004
Net cash used in operating activities	$(103,912)	$(161,414)	$(148,117)
Net cash provided by (used in) investing activities	49,250	(22,468)	92,128
Net cash provided by (used in) financing activities	$(8,085)	$104,761	$192,974

Net cash used in operating activities was $103.9 million in 2006 compared to $161.4 million in 2005 and $148.1 in 2004. The decrease in cash used in operating activities during 2006 compared to 2005 is primarily a result of a decreased net loss during 2006. The net loss decreased $57.1 million in 2006 compared to 2005 due primarily to increased revenues recognized under license agreements and decreases in research and development expenses, offset by increased selling, general and administrative expenses and a write down of long-lived assets of $8.3 million. Additionally, we recorded greater non-cash compensation expense of $11.4 million in 2006 related to all equity awards. The increase in cash used in operating activities during 2005 compared to 2004 is primarily a result of the increase in the change of accounts receivable balances of $1.5 million and a decrease in the accounts payable and other current accrued expenses balances of $16.8 million. Additionally, the net loss increased $1.5 million in 2005 compared to 2004, due primarily to less revenues recognized under license agreements, increased marketing expenses associated with PREOS®, increased sales and marketing expenses associated with the promotion of Kineret® and Restasis®, and increased interest expense associated with our Secured Notes that were issued in December 2004 offset by decreases in research and development expenses for our clinical programs in 2005.

Net cash provided by investing activities was $49.3 million 2006 compared to cash used in investing activities of $22.5 million in 2005 and cash provided by investing activities of $92.1 million in 2004. Net cash provided by investing activities during 2006 and 2004 was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities during 2005 was primarily the result of investing part of the proceeds from our Secured Notes. Additionally, capital expenditures for 2006, 2005 and 2004 were $1.3 million, $13.4 million and $17.5 million, respectively. Capital expenditures during 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada, while capital expenditures during 2004 related primarily to the construction of a new administrative office and scientific laboratory building located in Research Park at the University of Utah in Salt Lake City, Utah.

Net cash used by financing activities was $8.1 million in 2006 compared to net cash provided by financing activities of $104.8 million in 2005 and $193.0 million in 2004. Cash used in financing activities in 2006 primarily relates to principle payments of $1.3 million on our Secured Notes and increases in our restricted cash balances of $12.3 million related to our Secured Notes. Cash provided by financing activities in 2005 primarily relates to net proceeds of $78.7 million from the sale of 7.0 million shares of NPS common stock, net proceeds of $19.0 million from the sale of our administrative office and laboratory building located in Salt Lake City, Utah and the use of $4.9 million in restricted cash and cash equivalents to fund the interest expense shortfall on our Secured Notes and to pay long-term manufacturing commitments. Cash provided by financing activities in 2004 was primarily the result of net proceeds of $39.9 million received from the sale of 1.33 million shares of NPS common stock to Nycomed and net proceeds of $169.3 million from the issuance of the Secured Notes less restricted cash of $14.2 million relating to the interest reserve on the Secured Notes and $5.2 million relating to restricted cash under a manufacturing contract. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $1.1 million, $2.3 million and $3.1 million, respectively, of cash during 2006, 2005 and 2004. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments of up to $95.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2006, we have a total commitment of up to $1.1 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

Under our agreement with AstraZeneca, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel through March 2009, unless earlier terminated by AstraZeneca or us upon six months advance written notice. Additionally, we have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents our contractual obligations as of December 31, 2006 (in millions):

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Operating Leases	$10.5	$2.0	$2.2	$2.2	$4.1
Purchase Commitments (1)	26.3	24.7	1.3	.1	.2
Convertible Notes Payable	192.0	—	192.0	—	—
Interest on Convertible Notes Payable	8.6	5.8	2.8	—	—
Secured Notes Payable (2)	173.7	19.0	58.9	95.8	—
Interest on Secured Notes Payable (2)	57.2	20.7	22.0	14.5	—
Lease Financing Obligation	5.6	—	—	0.1	5.5
Interest on Lease Financing Obligation	25.5	2.0	3.9	3.9	15.7
Royalty payment obligation	$11.8	$1.0	$2.0	$2.0	$6.8

(1)	Purchase obligations primarily represent commitments for services ($12.6 million), manufacturing agreements ($12.6 million) and other research and purchase commitments ($1.1 million).
(2)	Amounts shown as contractual commitments under our Secured Notes payable represent our estimate of expected principal repayment based on anticipated cinacalcet HCl royalty income. Amounts shown in interest on Secured Notes include our expected premium redemption payment based on cinacalcet HCl royalty income levels.

In September 2005, we completed construction of leasehold improvements on approximately 58,000 square feet of laboratory, support and administrative space in the MaRS Discovery District in downtown Toronto, Ontario. Leasehold improvement costs were approximately $8.5 million. In January 2005, we completed the construction of a 90,000 square foot building consisting of administrative offices and scientific laboratories in Research Park of the University of Utah in Salt Lake City, Utah. Construction costs were approximately $15.0 million. In December 2005, we completed a sale-leaseback of this facility which resulted in net proceeds of $19.0 million.

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates. In particular, the FDA proposed that we conduct a new clinical trial for PREOS® in order to provide a complete response to the March 9, 2006 approvable letter. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	accrual of research an development expenses;

•	share based payments; and

•	valuation of long-lived and intangible assets and goodwill.

Revenue Recognition. We earn our revenue from research and development support payments, product sales, license fees, milestone payments and royalty payments. As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We apply the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB No. 104, to all of our revenue transactions and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to all revenue transactions entered into in fiscal periods beginning after June 15, 2003. We recognize revenue from our research and development support agreements as related research and development costs are incurred and the services are performed. The terms and conditions of our research and development support agreements are such that revenues are earned as the related costs are incurred. The principal costs under these agreements are for personnel employed to conduct research and development under these agreements. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. All revenues from product sales are recorded net of the applicable provision for returns in the same period the related sales are recorded. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. We recognize revenue from up-front nonrefundable license fees on a straight-line basis over the period we have continuing involvement in the research and development project. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with the contract terms when third-party results are reliably measurable and collectability is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable license fees when we have continuing involvement is recorded as deferred income. Where questions arise about contract interpretation, contract performance, or possible breach, we continue to recognize revenue unless we determine that such circumstances are material and/or that payment is not probable.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS No. 123R during 2006 was $13.4 million, including $2.3 million in compensation expense related to accelerated vesting of stock options under severance agreements and $227,000 for accelerated vesting of stock options under the 2006 Restructuring Plan. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $21.0 million, which is expected to be recognized over a weighted-average period of 1.85 years.

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

For purposes of estimating the fair value of stock options granted during 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 59.9%). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in SFAS No. 123R and SAB No. 107. In calculating the estimated volatility for 2006, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 4.8% for 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.6 years for 2006).

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

Our balance sheet reflects net long-lived assets of $35.1 million, including net goodwill of $9.3 million as of December 31, 2006.

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a probability weighted projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Provision has been made for any impairment losses related to our long-lived assets.

In 2002, we ceased amortizing goodwill. In lieu of amortization, we perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of FIN No. 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement on Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease financing obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity (deficit). Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008, our 8.0 percent Secured Notes in the principal amount of $173.7 million and our $19.0 million lease obligation each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales. The fair value of the lease obligation is affected by changes in the interest rates and by changes in the value of real estate and lease rates in Salt Lake City, Utah.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases.

When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the December 31, 2006 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

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

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2007, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” and is incorporated into this section by reference. For information regarding executive officers see Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2007, under the captions “Executive Compensation” and except for the information appearing under the captions “Report of the Compensation Committee of the Board of Directors” is incorporated into this section by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2007, under the captions “Security Ownership of Certain Beneficial Owners and Management” and is incorporated into this section by reference.

ITEM 13. Certain Relationships and Related Transactions.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2007, under the captions “Certain Relationships and Related Transactions” and is incorporated into this section by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2007, under the captions “Principal Accountant Fees and Services” and is incorporated into this section by reference.

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

3. Exhibits. Where is ratio of cash to cover fixed obligations?

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (21)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant (21)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

Exhibit Number	Description of Document
4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1A	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.4E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

Exhibit Number	Description of Document
10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.8J	Amendment Agreement dated December 14, 2006 between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hypen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

10.20A	2005 Omnibus Incentive Plan (18)

Exhibit Number	Description of Document
10.20B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.21A	Non-Employee Director Deferred Compensation Program (19)

10.21B	Form of Deferred Stock Unit Award Agreement (19)

10.22	Employment Agreement with N. Anthony Coles, M.D. (21)

10.23A	Agreement of Purchase and sale between Registrant and Biomed Realty, L.P. dated December 20, 2005 (21)

10.23B	Lease Agreement between Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005 (21)

10.24	Separation Agreement dated May 11, 2006 by and between NPS Pharmaceuticals and Hunter Jackson (22)

10.25	Separation Agreement dated November 10, 2006 by and between NPS Pharmaceuticals and Edward Nemeth

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).

(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 23272, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 23272, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 23272, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 23272, Film No. 05587185, filing date February 9, 2005).
(18)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 23272, Film No. 05744588, filing date April 11, 2005).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 1, 2005 (SEC File No. 23272, Film No. 05933233, filing date July 1, 2005).
(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 23272, Film No. 05974685, filing date July 26, 2005).
(21)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 23272, Film No. 06663187, filing date March 3, 2006).
(22)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (SEC File No. 23272, Film No. 061002758, filing date August 3, 2006).
*	Confidential treatment has been granted.

(b) See Exhibits listed under Item 14(a)(3).

(c) The financial statement schedules required by this Item are listed under Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: March 14, 2007	By:	/s/ N. ANTHONY COLES N. Anthony Coles President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2007	By:	/s/ GERARD J. MICHEL Gerard J. Michel, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/S/ MICHAEL W. BONNEY Michael W. Bonney	Director	March 14, 2007

/S/ N. ANTONY COLES N. Anthony Coles	Director	March 14, 2007

/S/ SANTO J. COSTA Santo J. Costa	Director	March 14, 2007

/S/ JAMES G. GRONINGER James G. Groninger	Director	March 14, 2007

/S/ HUNTER JACKSON Hunter Jackson	Director	March 14, 2007

/S/ JOSEPH KLEIN, III Joseph Klein, III	Director	March 14, 2007

/S/ DONALD E. KUHLA Donald E. Kuhla	Director	March 14, 2007

/S/ RACHEL R. SELISKER Rachel R. Selisker	Director	March 14, 2007

/S/ CALVIN R. STILLER Calvin R. Stiller	Director	March 14, 2007

/S/ PETER G. TOMBROS Peter G. Tombros	Director	March 14, 2007

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NPS Pharmaceuticals, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah

March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NPS Pharmaceuticals, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NPS Pharmaceuticals, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah

March 13, 2007

Item 1. Consolidated Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$36,244	$98,712
Marketable investment securities (note 3)	109,908	160,255
Restricted cash and cash equivalents	21,921	6,095
Accounts receivable	15,534	4,281
Inventory (note 4)	363	—
Prepaid expenses	1,989	964
Assets held for sale, net of accumulated depreciation of $2,988 and zero, respectively	2,327	—
Other current assets	1,403	2,059

Total current assets	189,689	272,366

Restricted cash and cash equivalents	—	8,437
Plant and equipment:
Land	—	558
Building	15,010	16,624
Equipment	16,567	19,926
Leasehold improvements	3,029	11,847

	34,606	48,955
Less accumulated depreciation and amortization	14,757	15,995

Net plant and equipment	19,849	32,960

Goodwill, net of accumulated amortization of $4,666 and $4,666, respectively (note 5)	9,333	9,333
Debt issuance costs, net of accumulated amortization of $6,660 and $4,270, respectively (note 9)	5,569	7,525
Other assets	300	431

	$224,740	$331,052

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,057	$26,945
Accrued expenses and other current liabilities	6,224	3,750
Accrued research and development expenses	2,020	5,137
Accrued severance expenses	2,516	506
Accrued interest expense	11,241	772
Accrued restructuring charges (note 7)	607	—
Deferred revenue	758	—
Current installments of notes payable and lease financing obligation (note 9)	19,044	1,349

Total current liabilities	44,467	38,459

Notes payable (note 9)	346,690	365,756
Lease financing obligation (note 9)	18,843	18,843
Deferred revenue	5,045	2,006
Other liabilities	2,939	3,512

Total liabilities	417,984	428,576

Stockholders’ equity (deficit) (notes 10 and 11):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	—	—
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding 46,223,649 shares and 46,007,597 shares, respectively	46	46
Additional paid-in capital	677,474	664,042
Deferred compensation	—	(3,120)
Accumulated other comprehensive loss	(1,892)	(2,288)
Accumulated deficit	(868,872)	(756,204)

Total stockholders’ deficit	(193,244)	(97,524)

Commitments and contingencies (notes 2, 6, 7, 9, 11, 16, 17 and 18)	$224,740	$331,052

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005, and 2004

(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Revenues:
Product Sales	$2,662	$—	$—
Royalties, milestones, and license fees	45,840	12,825	14,237

Total revenues	48,502	12,825	14,237

Operating expenses:

Cost of goods sold	1,413	—	—
Cost of royalties	2,980	1,144	237
Research and development	68,395	117,445	143,099
Selling, general and administrative	52,177	48,635	34,351
Restructuring charges (note 7)	8,179	—	—
Write down of long-lived assets (note 8)	8,297	—	—
Amortization of purchased intangibles (note 5)	—	—	1,598

Total operating expenses	141,441	167,224	179,285

Operating loss	(92,939)	(154,399)	(165,048)

Other income (expense):
Interest income	9,120	8,639	5,191
Interest expense (note 9)	(28,970)	(25,119)	(7,527)
Loss on disposition of equipment	(16)	—	—
Gain (loss) on sale of marketable investment securities	(156)	(13)	78
Foreign currency transaction gain	170	904	486
Other	123	210	202

Total other expense, net	(19,729)	(15,379)	(1,570)

Loss before income tax expense (benefit)	(112,668)	(169,778)	(166,618)

Income tax expense (benefit) (note 12)	—	(55)	1,633

Net loss	$(112,668)	$(169,723)	$(168,251)

Basic and diluted net loss per common and potential common share	$(2.43)	$(4.14)	$(4.43)
Weighted average common and potential common shares outstanding—basic and diluted	46,374	41,036	37,948

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive Income (loss)	Total stockholders’ equity (deficit)
Balances, December 31, 2003	$—	$37	$533,929	$(3,716)	$(418,230)		$765	$112,785

Issuance of 1,333,333 shares of common stock for cash (note 10)	—	2	39,890	—	—		—	39,892
Issuance of 298,398 shares of common stock for cash under option plans	—	—	2,267	—	—		—	2,267
Issuance of 28,900 shares of common stock for services	—	—	898	(84)	—		—	814
Issuance of 50,560 shares of common stock for cash under employee purchase plan	—	—	859	—	—		—	859
Compensation expense on stock option issuances	—	—	425	—	—		—	425
Deferred compensation, net of current year expense	—	—	—	1,273	—		—	1,273
Gross unrealized losses on marketable securities						(1,517)
Reclassification for realized gains on marketable securities						(78)

Net unrealized losses on marketable securities	—	—	—	—	—	(1,595)	(1,595)	(1,595)
Foreign currency translation loss	—	—	—	—	—	(1,258)	(1,258)	(1,258)
Net loss	—	—	—	—	(168,251)	(168,251)	—	(168,251)

Comprehensive loss	—	—	—	—	—	$(171,104)	—	—

Balances, December 31, 2004	$—	$39	$578,268	$(2,527)	$(586,481)		$(2,088)	$(12,789)

Issuance of 7,000,000 shares of common stock for cash (note 10)	—	7	78,646	—	—		—	78,653
Issuance of 132,173 shares of common stock for cash under option plans	—	—	1,136	—	—		—	1,136
Issuance of 151,962 shares of deferred stock for services	—	—	1,707		—		—	1,707
Issuance of 103,575 shares of common stock for cash under employee purchase plan	—	—	1,151	—	—		—	1,151
Compensation expense on stock option issuances	—	—	1,334	—	—		—	1,334
Deferred compensation, net of current year expense	—	—	1,800	(593)	—		—	1,207
Gross unrealized losses on marketable securities						(572)
Reclassification for realized losses on marketable securities						13

Net unrealized losses on marketable investment securities	—	—	—	—	—	(559)	(559)	(559)
Foreign currency translation gain	—	—	—	—	—	359	359	359
Net loss	—	—	—	—	(169,723)	(169,723)	—	(169,723)

Comprehensive loss	—	—	—	—	—	$(169,923)	—	—

Balances, December 31, 2005	$—	$46	$664,042	$(3,120)	$(756,204)		$(2,288)	$(97,524)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)—(Continued)

Years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	Preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Comprehensive income (loss)	Accumulated other comprehensive income (loss)	Total stockholders’ equity (deficit)
Balances, December 31, 2005	$—	$46	$664,042	$(3,120)	$(756,204)		$(2,288)	$(97,524)
Issuance of 8,662 shares of common stock for cash under option plans	—	—	73	—	—		—	73
Issuance of 37,703 shares of common stock for deferred stock units	—	—	—	—	—		—	—
Issuance of 169,712 shares of common stock for cash under employee purchase plan	—	—	1,036	—	—		—	1,036
Reversal of deferred compensation upon adoption of SFAS 123R (note 11)	—	—	(3,120)	3,120	—		—	—
Compensation expense on restricted stock, deferred stock units and restricted stock units	—	—	2,011	—	—		—	2,011
Compensation expense on stock options and stock appreciation rights	—	—	13,432	—	—		—	13,432
Gross unrealized gains on marketable securities						406
Reclassification for realized losses on marketable securities						156

Net unrealized gains on marketable investment securities	—	—	—	—	—	562	562	562
Foreign currency translation gain	—	—	—	—	—	(166)	(166)	(166)
Net loss	—	—	—	—	(112,668)	(112,668)	—	(112,668)

Comprehensive loss	—	—	—	—	—	$(112,272)	—	—

Balances, December 31, 2006	$—	$46	$677,474	$—	$(868,872)		$(1,892)	$(193,244)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(112,668)	$(169,723)	$(168,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,487	5,921	4,337
Realized loss on disposition of equipment	16	—	—
Write down of long-lived assets	8,297	—	—
Realized loss (gain) on sale of marketable investment securities	156	13	(78)
Bad debt expense	50	—	—
Compensation expense on deferred stock units, restricted stock units and restricted stock	2,011	1,564	1,059
Compensation expense on stock options and stock appreciation rights	13,432	2,439	1,698
Decrease (increase) in operating assets:
Accounts receivable	(11,313)	(2,849)	(1,380)
Prepaid expenses, other current assets and other assets	(223)	58	(517)
Inventory	(374)	—	—
Increase (decrease) in operating liabilities:
Accounts payable and other current accrued expenses	(13,136)	(1,888)	14,883
Deferred revenue	3,902	2,115	—
Other liabilities	(549)	936	132

Net cash used in operating activities	(103,912)	(161,414)	(148,117)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	159,306	223,297	301,644
Purchases of marketable investment securities	(108,765)	(232,406)	(192,041)
Acquisitions of equipment and leasehold improvements	(1,302)	(13,359)	(17,475)
Proceeds from sale of fixed assets	11	—	—

Net cash provided by (used in) investing activities	49,250	(22,468)	92,128

Cash flows from financing activities:
Proceeds from issuance of secured notes	—	—	175,000
Proceeds from lease financing obligations	—	19,000	—
Principal payments under secured notes	(1,266)	—	—
Principal payments under lease financing obligations	(105)	(52)	—
Payment of debt issuance costs	(434)	(32)	(5,607)
Proceeds from issuance of common stock	1,109	80,940	43,018
Decrease (increase) in restricted cash and cash equivalents	(7,389)	4,905	(19,437)

Net cash provided by (used in) financing activities	(8,085)	104,761	192,974

Effect of exchange rate changes on cash	279	617	(54)

Net increase (decrease) in cash and cash equivalents	(62,468)	(78,504)	136,931
Cash and cash equivalents at beginning of period	98,712	177,216	40,285

Cash and cash equivalents at end of period	$36,244	$98,712	$177,216

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,530	$20,591	$5,760
Cash paid for income taxes	—	3,607	203

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	$562	$(559)	$(1,595)
Accrued debt issuance costs	—	—	65
Accrued acquisition of equipment, leasehold improvements and construction-in-progress	—	477	3,044

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(1) Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries (NPS), collectively referred to as the Company. The Company is engaged in the discovery, development, and commercialization of pharmaceutical products. Since inception, the Company’s principal activities have been performing research and development, raising capital and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise. During the first quarter of 2004, the Company commenced its principal operations when Sensipar®, the Company’s first commercial product, received marketing approval by the U.S. Food and Drug Administration (FDA) for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma and is no longer considered a development stage enterprise. The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a) Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 and 2005 consist of commercial paper, money market funds, and debt securities of approximately $25.2 million and $91.1 million, respectively. At December 31, 2006 and 2005, the book value of cash equivalents approximates fair value.

Total restricted cash and cash equivalent balances at December 31, 2006 and 2005 were $21.9 million and $14.5 million, respectively. The restricted amount at December 31, 2006 and 2005 consists of: 1) $21.9 million and $9.6 million, respectively, including $8.8 million restricted for the purpose of making principal and cash sweep premium payments on our Secured Notes and paying any shortfall of interest payments on the Secured Notes through December 31, 2006 (see note 8) and $13.1 million for estimated redemption premiums on the Secured Notes, and is classified as either current ($21.9 million and $1.2 million, respectively), or long-term (zero and $8.4 million, respectively), and 2) zero and $4.9 million, respectively, restricted in escrow as security for payments on certain accrued research and development expenses which are classified as current.

(b) Marketable Investment Securities

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

(c) Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed; for license fees, milestone payments and royalty income earned; and, for product sales and do not bear interest. The Company determines the allowance for doubtful accounts based on assessed customers’ ability to pay, historical write-off experience, and economic trends. Such allowance for doubtful accounts is the Company’s best estimate of the

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company recorded bad debt expense of $50,000, zero and zero for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005 the allowance for bad debts was zero.

(d) Inventory

Inventory is recorded at the lower of cost or market and only capitalized once compounds have been approved by the appropriate regulatory agencies. Cost, which include amounts related to materials, labor and overhead, is determined using the first-in, first-out (FIFO) method.

(e) Plant and Equipment

Plant and equipment are stated at cost. Depreciation of plant is calculated on the straight-line method over its estimated useful life of 25 years in Mississauga, Ontario, Canada and 39 years in Salt Lake City, Utah. Depreciation and amortization of equipment are calculated on the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Assets held for sale, if any, are reported at the lower of the carrying amount, or fair value, less cost to sell. Depreciation is no longer recorded once management has identified an asset as held for sale. An analysis of the assets held for sale as of December 31, 2006 are summarized as follows (in thousands):

Assets held for sale, net:
Land	$558
Building	1,338
Equipment	431

Total assets held for sale, net	$2,327

(f) Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

(g) Income Taxes

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

(h) Revenue Recognition

The Company earns revenue from research and development support payments, license fees, milestone payments, royalty payments and product sales. The Company recognizes revenue from its research and

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

development support agreements as related research and development costs are incurred and from milestone payments, as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period wherein the Company has continuing involvement in the research and development project. The Company recognizes revenue from up-front nonrefundable license fees upon receipt when there is no continuing involvement in the research and development project. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of the applicable provision for returns in the same period the related sales are recorded. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectibility is reasonably assured. Cash received in advance of the performance of the related research and development support and for nonrefundable licensee fees in which the Company has continuing involvement is recorded as deferred revenue.

The Company applies the provisions of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, to all revenue transactions. Additionally, the Company analyzes its new arrangements to determine whether the elements should be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

(i) Research and development expenses

Research and development expenses, which are expensed as incurred, are primarily comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

(j) Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs.

(k) Loss per Common Share

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

Potential common shares of approximately 11.8 million, 11.4 million and 10.3 million during the years ended December 31, 2006, 2005, and 2004, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2006,

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

2005 and 2004 include approximately 5.2 million common shares related to convertible debentures and 6.5 million, 6.2 million, and 5.1 million shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(l) Stock-Based Compensation

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company had elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant for options granted to employees.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the year ended December 31, 2006 includes the portion vesting during the year for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. The Company generally uses the straight-line method of amortization for stock-based compensation.

(m) Use of Estimates

Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(n) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, all subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary. The Company eliminates all intercompany accounts and transactions in consolidation. The Company reports all monetary amounts in U.S. dollars unless specified otherwise.

(o) Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. In addition, future events impacting cash flows for existing assets could render write-down necessary where, previously, no such write-down was required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount, or fair value, less costs to sell.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

The Company reviews its goodwill for impairment at least annually or more often if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The goodwill impairment test is a two-step test. Goodwill is considered impaired and a loss is recognized when the carrying value of the reporting unit exceeds its fair value and the carrying value of the goodwill exceeds its implied fair value. The Company completed its impairment review of goodwill during 2006, 2005 and 2004 and determined that no impairment charge was required.

(p) Foreign Currency Translation

The local foreign currency is the functional currency for the Company’s foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders’ equity (deficit). Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company’s subsidiaries operating in Canada had net assets of approximately $4.3 million as of December 31, 2006 and net liabilities of approximately $6.0 million as of December 31, 2005.

(q) Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company’s subsidiaries operating outside of the United States had long-lived assets, including goodwill, of approximately $9.8 million and $21.3 million as of December 31, 2006 and 2005, respectively. The Company recognized non-United States revenue of $5.5 million, $269,000 and $2.0 million, respectively, during the years ended December 31, 2006, 2005 and 2004. Substantially all of the Company’s revenues for the year ended December 31, 2006 were from five licensees of the Company. The majority of the Company’s revenue for the years ended December 31, 2005 and 2004 were from two licensees. As of December 31, 2006 and 2005, the majority of the Company’s accounts receivable balances were from four licensees and one licensee, respectively.

(r) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders’ equity (deficit) that, under accounting principles generally accepted in the United States of America, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income as of December 31, 2006 and 2005 consists of accumulated net unrealized losses on marketable investment securities of $326,000 and $888,000, respectively, and foreign currency translation losses of $1.6 million and $1.4 million, respectively.

(s) Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company’s operations.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(t) Leases

The Company leases its facilities under terms of lease agreements which sometimes provide for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. The Company records deferred lease payments in other long-term liabilities.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Collaborative and License Agreements

The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights to each party (Licensee) under certain of the below-described collaborative research, development, and license agreements, the success of each program is dependent upon the efforts of the Licensee. Each of the respective agreements may be terminated early. If any of the Licensees terminates an agreement, such termination may have a material adverse effect on the Company’s operations. Following is a description of significant current collaborations and license agreements:

(a) Amgen Inc.

Effective December 1995, the Company entered into a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue and royalties from product sales of $31.9 million, $12.5 million and $12.2 million in 2006, 2005 and 2004 respectively, under the contract.

(b) AstraZeneca AB

In March 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop, and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally, the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. If certain milestones are met, the Company may receive milestone payments of up to $30.0 million and royalties on sales of products that include those compounds. The Company and AstraZeneca agreed to extend the research term and will continue to work together on the identification of mGluR-active compounds. The Company is required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless terminated earlier by AstraZeneca or the Company upon six months advance written notice. Once compounds have been selected for development, AstraZeneca will conduct and fund product development. During 2006, 2005 and 2004, the Company incurred

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

$4.8 million, $4.7 million and $4.6 million, respectively in research and development expenses under the agreement while all other collaboration costs were borne by AstraZeneca. The Company has the right to co-promote any resulting product in the United States and Canada and receive co-promotion revenue, if any. Should the Company elect to co-promote products, in some circumstances it will be required to share in the development and regulatory costs associated with those products.

(c) Eli Lilly and Company and Lilly Canada

In December 1989, Allelix Biopharmaceuticals Inc. (Allelix) entered into a collaborative research and license agreement with Eli Lilly and Company and Lilly Canada (Lilly). Lilly is solely responsible to conduct and fund all development, preclinical and clinical testing, and commercialization of any products related to excitatory amino acid receptors under the collaboration, and has an exclusive worldwide license to manufacture and market products developed under the agreement. The Company acquired Allelix in 1999. The Company is entitled to royalties on any sales of products developed under the agreement. The Company recognized no research and licensing revenue under the terms of the agreement in 2006, 2005, and 2004.

(d) GlaxoSmithKline

Effective November 1, 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. Under the terms of the agreement, the Company may receive milestone payments of up to $23.0 million and royalties from any product sales under the license. To date, GSK has paid the Company $12.0 million in milestone payments. A total of $5.0 million in milestone payments may still be earned under the agreement. The GSK agreement established a three-year research collaboration between the parties, which was extended through October 2002. The Company and GSK agreed to continue the funded research on a month-to-month basis through May 2003. Under the GSK agreement, the Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company’s right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2006, the Company entered into an amendment to the agreement with GSK that permits GSK to develop additional compounds beyond those specifically identified in a December 2003 amendment. In consideration for this amendment, the Company received a $3.0 million fee and GSK agreed to pay up to an additional $27.0 million upon achievement of certain milestones for these compounds.

Under the GSK agreement, the Company recognized research and licensing revenue of $3.0 million in 2006. The Company recognized no research and licensing revenue in 2005 and 2004. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

(e) Janssen Pharmaceutica N.V.

On October 30, 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson & Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive total milestone payments of up to $21.5 million, development support through November 2003, and royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

co-promotion in Canada. Janssen is incurring all costs of developing and commercializing products. Under the Janssen agreement, the Company recognized no research and licensing revenue in 2006, 2005 and 2004.

(f) Kirin Brewery Company, Ltd.

Effective June 30, 1995, the Company entered into an agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. (Kirin), a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kirin research support payments were $500,000 per quarter through June 1997 and were $250,000 per quarter through June 2000. Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kirin has paid the Company $11.0 million in milestone payments. Kirin received exclusive rights to develop and sell products within its territory. The parties participate in a collaborative research program utilizing the Company’s parathyroid calcium receptor technology. The Company recognized research and licensing revenue of $2.0 million and $2.0 million in 2006 and 2004, respectively. The Company did not recognize any research and licensing revenue in 2005 under the agreement.

(g) Nycomed Danmark ApS

In April 2004, the Company signed a distribution and license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted rights to develop and market PREOS® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company’s common stock. The agreement requires Nycomed to pay the Company up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. To date, we have received 4.8 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, the Company recognized revenue in 2006 and 2005 of $3.1 million and $234,000, respectively. The Company recognized no research and licensing revenue under the terms of the agreement in 2004.

(h) Ortho-McNeil Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Ortho-McNeil Pharmaceuticals, Inc. (Ortho), a wholly owed subsidiary of Johnson & Johnson, pertaining to certain NPS patents. Ortho paid the Company an $8.0 million fee and agreed to pay royalties on product sales. NPS will not incur any development or commercialization costs for these products. The Company recognized revenue of $8.0 million in 2006. The Company did not recognize any research and licensing revenue in 2005 and 2004.

(i) In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2006, 2005, and 2004, the Company paid to these institutions $1.2 million, $2.6 million, and $1.7 million, respectively, in sponsored research payments and license fees. As of December 31, 2006, the Company had a total commitment of up to $1.1 million for future research support and milestone payments. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $3.2 million has been paid in royalties on sales of cinacalcet HCl.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(3) Marketable Investment Securities

Investment securities available for sale as of December 31, 2006 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Debt securities:
Corporate	46,973	1	(46)	46,928
Municipal	23,850	—	—	23,850
Government agency	39,411	5	(286)	39,130

	$110,234	6	(332)	109,908

Investment securities available for sale as of December 31, 2005 are summarized as follows (in thousands):

	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair value
Equity securities:
Common stock	$1	—	—	1
Debt securities:
Corporate	61,527	7	(158)	61,376
Municipal	43,450	—	—	43,450
Government agency	56,165	—	(737)	55,428

	$161,143	7	(895)	160,255

Investment securities available for sale in an unrealized loss position as of December 31, 2006 are summarized as follows (in thousands):

	Less than 12 months		More than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities:
Corporate	3,298	24	2,015	21	5,313	45
Government agency	11,262	94	22,870	193	34,132	287

	14,560	118	24,885	214	39,445	332

All securities in an unrealized loss position as of December 31, 2006 are debt securities and the decline in fair value is due to interest rate fluctuations.

Maturities of investment securities available for sale are as follows at December 31, 2006 (in thousands):

	Amortized cost	Fair value
Due within one year	$27,591	27,513
Due after one year through five years	17,178	16,929
Due after five years through ten years	2,850	2,850
Due after ten years	62,615	62,616

Total debt securities	$110,234	109,908

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(4) Inventory

Inventory consists of material purchased and manufactured subsequent to the April 2006 approval of PREOTACT® in the European Union (EU). Costs associated with inventory build that were incurred prior to EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero.

The following table summarizes the Company’s inventory as of December 31, 2006 and 2005 (in thousands):

	Years end December 31,
	2006	2005
Work-in process	$300	$—
Raw materials and supplies	63	—

Total inventory	$363	$—

(5) Goodwill and Identifiable Intangible Assets

Goodwill. The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2006 the Company had goodwill of $9.3 million, which is net of $4.7 million in accumulated amortization, from the acquisition of Allelix in December 1999.

Purchased Intangible Assets. Purchased intangible assets consist of patents acquired in our December 1999 acquisition of Allelix and are amortized over a period of five years on a straight-line basis. As of December 31, 2004, purchased intangible assets were fully amortized. Amortization expense associated with purchased intangible assets was zero, zero and $1.6 million, respectively, for 2006, 2005, and 2004.

(6) Leases

The Company has noncancelable operating leases for office and laboratory space that expire in 2007 and 2015 and noncancelable operating leases for certain equipment that expire between 2006 and 2009. Rental payments for operating leases was approximately $1.2 million, $1.6 million, and $2.5 million for 2006, 2005, and 2004, respectively. The future lease payments under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

Operating leases
Year ending December 31:
2007	$2,010
2008	1,056
2009	1,052
2010	1,055
2011	1,095
Thereafter	4,197

Total minimum lease payments	$10,465

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(7) Restructuring Charges

On June 12, 2006 as a result of the uncertainty with respect to the regulatory approval of PREOS®, the Company announced an initiative to restructure operations (the 2006 Restructuring Plan). Under the 2006 Restructuring Plan, NPS reduced its worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated its agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and plans to sell the Company’s technical operations facility in Mississauga, Ontario, Canada within the next twelve months. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel.

The charge related to the 2006 Restructuring Plan during the year ended December 31, 2006 was $8.2 million. The charge during the year ended December 31, 2006 was comprised of $7.6 million in severance related expenses, including $227,000 for accelerated vesting of options under existing employee severance agreements, and $573,000 in contract termination costs. Associated severance payments were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid over the next twelve months for severed Canadian employees. See footnote 18.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31, 2005	Charges	Cash	Non-Cash	December 31, 2006
Severance	$—	$7,606	$(6,772)	$(227)	$607
Contract Termination Costs	—	573	(573)	—	—

	$—	$8,179	$(7,345)	$(227)	$607

(8) Impairment Charges

During the fourth quarter of 2006, the Company performed impairment testing of its fixed assets located in Salt Lake City, Utah and Toronto, Canada. The Company evaluated alternative courses of action that were finalized with the decision in 2007 that operations at these sites would be closed. As a result, the Company determined that no impairment charge was required for the property, plant and equipment located at Salt Lake City, Utah. The Company, however, determined that the fair value of the property and equipment located at Toronto, Canada was less than the carrying value, resulting in an $8.3 million write-down of the assets. The Company estimated fair value based on a combination of present value techniques and market value of assets.

(9) Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Convertible notes payable	$192,000	$192,000
Secured notes payable	173,734	175,000
Lease financing obligation	18,843	18,948

Total borrowings	384,577	385,948
Less current position	19,044	1,349

Total long-term debt obligations	$365,533	$384,599

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(a) Convertible Notes Payment

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of December 31, 2006. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of December 31, 2006, the outstanding principal balance on the Secured Notes was $173.7 million. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. As of December 30, 2006, the Company had $8.8 million remaining in the restricted cash reserve account. Any remaining amount in the restricted cash reserve account after December 30, 2006 will be available to repay principal. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of December 31, 2006, the Company classified $19.0 million of the Secured Notes as current based on royalty payments accrued during the year ended December 31, 2006 plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $11.0 million as of December 31, 2006 which represents the Company’s estimate of the redemption premium of

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

$7.5 million and a quarterly interest payment of $3.5 million paid on January 2, 2007. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

(c) Lease Financing Obligation

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which the Company agreed to sell its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Under the terms of the lease the Company agreed to pay a base rent of $158,000 per month for the first three years of the lease. After year three, the Company’s rent increases at the rate of 2.75% per year for the remainder of the lease term. The lease is a triple-net lease and, as a result, the Company will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments of $203,000 per year under the ground lease with the University of Utah. Under the terms of the sale, the Company assigned its 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, the Company has the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. As the lease agreement in the sale-leaseback transaction contains a purchase option by the Company, SFAS No. 98, Accounting for Leases, requires the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million. The effective interest rate on the lease financing obligation is 10.3%. Principal payments will commence in 2012.

(d) Contractual maturities of long-term debt obligations

The aggregate contractual maturities of all long-term debt obligations, including estimated maturities of the Secured Notes, due subsequent to December 31, 2006 are as follows (in thousands):

Maturity Date
2007	$19,044
2008	215,244
2009	35,618
2010	49,695
2011	46,133
Thereafter	18,843

Total long-term debt obligations	$384,577

(10) Capital Stock

(a) Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company’s common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company’s outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company’s stock. Each right entitles the registered holder to purchase from the

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2006, the Rights were not exercisable.

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

(11) Stock-Based Compensation Plans

As of December 31, 2006, the Company has five equity incentive plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors’ Stock Option Plan (the Directors’ Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Omnibus Incentive Plan (the 2005 Plan). An aggregate of 9,640,637 shares are authorized for future issuance under the five plans.

As of December 31, 2006, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors’ Plan. As of December 31, 2006, and there are 491,113 and 1,326,627, respectively, shares reserved for future grant under the 2005 Plan and 1998 Plan. The Company’s 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. Under the Company’s 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter. During 2006 and 2005, directors of the Company were granted 178,836 and 151,962, respectively, in deferred stock units for services that were recorded at fair value. During 2006, certain employees and executive officers of the Company were granted 835,798 restricted stock units which vest subject to continued employment over a two or three year period. Additionally, during 2005, the Company granted 180,000 restricted stock units to an executive officer of the Company which vest subject to continued employment over a five year period. Under the Company’s 1998 Plan, the exercise price of options is generally not less than the fair market value of the Company’s common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on an grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% to 3% per month thereafter.

The Company also has an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company has authorized 685,000 shares for purchase by employees. Employees purchased 169,712, 103,575 and 50,560 shares under the Purchase Plan in the years ended December 31, 2006, 2005, and 2004, respectively, and 123,114 shares remain available for future purchase.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of SFAS No. 123, Accounting for Stock—Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. The Company used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s consolidated net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004
Net loss:
As reported	$(169,723)	$(168,251)
Add: Stock-based employee compensation expense included in reported net loss	4,003	2,757
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(16,788)	(19,156)

Pro forma	$(182,508)	$(184,650)

Net loss per share as reported:
Basic and diluted	$(4.14)	$(4.43)

Pro forma:
Basic and diluted	$(4.45)	$(4.89)

Net loss, as reported, in 2005 and 2004, also includes compensation cost of $2,000 and $23,000, respectively, for stock-based compensation awards for nonemployees.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective method. Under this method, compensation cost during the year ended December 31, 2006 includes the portion vesting during the periods for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
Dividend yield	—	—
Expected volatility	66.0%	83.0%
Risk-free interest rate	4.1%	3.7%
Expected lives (in years)	4.6	5.0

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

Under SFAS No. 123 with the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company estimates expected volatility using a blend of implied volatility based on market-traded options on the Company’s common stock and historical volatility of the Company’s common stock over the expected life of the options. In calculating the estimated volatility for the year ended December 31, 2006, the Company weighted implied volatility at zero percent and historical volatility at 100%. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option and stock appreciation right exercises or grants of restricted shares or deferred stock units.

The adoption of SFAS No. 123R increased the Company’s operating loss, loss before income tax benefit, and net loss for the year ended December 31, 2006 by $13.4 million and basic and diluted net loss per share by $0.29, including $2.3 million in compensation expense related to accelerated vesting of stock options under severance agreements and $227,000 for accelerated vesting of options under the restructuring plan announced in June 2006. The compensation expense under SFAS No. 123R is recorded in cost of goods sold, research and development expense, selling, general and administrative expense and restructuring charges based on the specific allocation of employees receiving the equity awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R. The Company’s adoption of SFAS No. 123R did not affect operating loss, loss before income tax benefit, net loss, cash flow from operations, cash flow from financing activities or basic and diluted net loss per share during the years ended December 31, 2005 and 2004.

During the year ended December 31, 2006, research and development expense included $7.8 million in compensation expense related to share-based payment arrangements for stock options and stock appreciation rights. During the year ended December 31 2006, selling, general and administrative expense included $5.4 million in compensation expense relating to share-based payment arrangements for stock options and stock appreciation rights and $2.0 million in compensation expense relating share-based payment arrangements for restricted stock, restricted stock units and deferred stock units. During the year ended December 31, 2006, restructuring charges included $227,000, in compensation expense related to accelerated vesting of options under the restructuring plan announced June 2006. During the year ended December 31, 2006, cost of goods sold included $18,000 in compensation expense associated with inventory overhead allocations.

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the option.

Year ended December 31, 2006
Dividend yield range	—
Expected volatility range	51.4% – 64.9%
Risk-free interest rate range	4.4% – 5.1%
Expected lives range (in years)	3.2 – 4.1

A summary of activity related to aggregate stock options and stock appreciation rights under all five plans is indicated in the following table (in thousands, except per share amounts):

	Years ended December 31,
	2006			2005			2004
	Number of shares	Weighted average exercise price	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Aggregate Intrinsic Value
Options outstanding at beginning of year	5,843	$19.17		5,114	$21.21		3,998	$19.95
Options granted	1,614	8.33		1,492	12.02		1,725	22.19

	7,457			6,606			5,723

Options exercised	8	8.35		143	8.85		332	9.87
Options canceled	1,951	18.16		620	21.28		277	22.71

	1,959			763			609
Options outstanding at end of year	5,498	16.36	$96	5,843	19.17	$3,316	5,114	21.21	$8,629

Options exercisable at end of year	3,488	$19.75	$5	3,303	$21.07	$2,210	2,530	$19.69	$8,453

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004, was $13,000, $400,000 and $5.2 million, respectively.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

The following table summarizes information about stock options and stock appreciation rights outstanding at December 31, 2006 (shares in thousands):

	Options outstanding			Options exercisable
Range of exercise price	Outstanding as of December 31, 2006	Weighted average Remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2006	Weighted average exercise price
$ 4.07 – 5.27	711	8.8	$4.62	89	$4.48
5.50 – 8.75	561	7.0	7.60	214	7.19
9.20 – 10.04	590	7.4	9.96	282	9.91
10.75 – 12.97	550	6.7	11.77	392	11.57
13.25 – 17.83	554	8.2	15.11	228	15.42
18.02 – 21.70	445	6.5	21.23	401	21.27
21.73 – 21.73	629	7.4	21.73	471	21.73
21.75 – 26.01	551	5.5	22.40	537	22.38
26.43 – 29.53	804	5.5	28.31	779	28.34
29.75 – 41.97	103	5.4	33.83	95	34.02

$ 4.07 – 41.97	5,498	7.0	$16.36	3,488	$19.75

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.87, $6.85 and $15.15, respectively. The intrinsic value for stock options and stock appreciation rights is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options and stock appreciation rights exercised during the years ended December 31, 2006, 2005 and 2004 was $25,000, $390,000 and $5.3 million, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company’s common stock. The fair value of each restricted stock grant, restricted stock unit and deferred stock unit is equal to the market price of the Company’s stock at the date of grant. Restricted stock and restricted stock unit grants are time vested. During 2006 certain grants of restricted stock units to employees contained performance vesting criteria. During the years ended December 31, 2006, 2005 and 2004, the Company granted 178,836, 151,962 and zero deferred stock units, respectively, which did not contain any vesting restrictions. A summary of activity related to aggregate restricted stock and restricted stock units as of December 31, 2006, is indicated in the following table (shares in thousands):

	Number of Shares	Weighted-average grant date fair value
Nonvested at beginning of year	182	$10.23
Granted	836	4.76
Vested	(2)	31.30

Nonvested at December 31, 2006	1,016	$5.69

As of December 31, 2006, there was $21.0 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.85 years. During the year ended December 31, 2006, cash received from stock options exercised was $73,000.

(12) Income Taxes

The Company has recorded income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 of zero, $(55,000) and $1,633,000, respectively.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense as a result of the following (in thousands):

	Years ended December 31,
	2006	2005	2004
Computed “expected” tax benefit	$(38,307)	$(57,724)	$(56,650)
Expiration of tax attributes	2,726	2,249	—
Foreign tax rate differential	967	(1,176)	(2,851)
Change in the valuation allowance for deferred tax assets attributable to operations and other adjustments	17,327	53,483	53,151
Adjustment to deferred tax assets for changes in foreign taxes, laws and rates	13,321	6,014	9,122
U.S. and foreign credits	(431)	(2,686)	(2,449)
State income taxes, net of federal tax effect	(421)	(1,634)	(1,263)
Foreign R&D wage tax credits (recoverable) payable	—	(55)	1,430
Foreign withholding taxes	—	—	203
Equity based compensation expense	1,039	335	—
Other	3,779	1,139	940

	$—	$(55)	$1,633

The Company recorded income tax benefit of $55,000 during the year ended December 31, 2005 for refundable income tax credits relating to research and development activities in the province of Quebec. The Company recorded income tax expense of $1.6 million during the year ended December 31, 2004 relating primarily to $1.4 million in Quebec Research and Development Wage tax credits previously refunded to the Company that were subsequently determined to have arisen from activities which do not qualify as allowable research and development expenditures. The remaining $203,000 in 2004 was due to foreign withholding taxes.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Domestic	$(15,927)	$(50,617)	$(32,153)
Foreign	(96,741)	(119,161)	(134,465)

Total loss before taxes	$(112,668)	$(169,778)	$(166,618)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 and 2005 are presented below (in thousands):

	2006		2005
	Domestic	Foreign	Domestic	Foreign
Deferred tax assets:
Stock compensation expense	$3,684	$—	$942	$—
Accrued compensation	186	—	317	—
Equipment and leasehold improvements, principally due to differences in depreciation and write down of assets	2,006	3,258	2,118	25
Other accrued expenses	281	—	—	—
Intangible assets	—	5,627	—	6,139
Research and development pool carryforward	—	65,922	—	66,176
Net operating loss carryforward	95,505	182,459	87,483	172,626
Research credit carryforward	8,106	—	7,589	—
Investment tax credit carryforward	—	18,124	—	18,811
State credits	257	—	168	—
Other	58	—	56	—

Total gross deferred tax assets	110,083	275,390	98,673	263,777
Less valuation allowance	(110,083)	(275,390)	(98,673)	(263,777)

Deferred tax assets	—	—	—	—
Deferred tax liabilities	—	—	—	—

Net deferred tax asset (liability)	$—	$—	$—	$—

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill. At December 31, 2006, the remaining unamortized goodwill equaled $9.3 million. 2) Tax benefits in excess of the acquired goodwill related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the size of the domestic net operating loss carryovers. Future reductions to the domestic valuation allowance will be allocated $100.2 million to operations and $9.9 million to paid-in capital.

The net change in the Company’s total valuation allowance for the years ended December 31, 2006, 2005, and 2004 was an increase of $23.0 million, $59.9 million and $71.0 million, respectively.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

At December 31, 2006, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carry-forward for regular income tax purposes	Domestic research credit carry-forward	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry-forward	Canadian investment tax credit carry-forward
			Federal	Provincial
Expiring:
2007	$—	$49	$14,097	$21,850		$2,676
2008	2,452	334	53,476	58,690		247
2009	6,342	317	82,138	85,517		—
2010	2,928	166	86,004	95,393		1,641
2011	58	360	—	—		2,538
2012	10,890	846	—	—		2,402
2013	18,328	—	—	—		7,038
2014	—	—	127,810	135,842		3,589
2015	—	—	91,402	91,402		2,748
2018	18,695	1,035	—	—		—
2019	16,136	989	—	—		—
2020	3,107	724	—	—		—
2021	843	255	—	—		—
2022	16,083	363	—	—		—
2023	63,878	296	—	—		—
2024	32,300	412	—	—		—
2025	58,372	511	—	—		—
2026	5,799	431	84,879	84,879

Total	$256,211	$7,088	$539,806	$573,573	$199,763	$22,879

The Company also has domestic state net operating loss carryovers and tax credit carryforwards in varying amounts depending on the different state laws. The Company’s domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company’s regular tax loss carryover. For the year ended December 31, 2004, certain Canadian research pool carryforward amounts were reclassified to Canadian net operating loss carryforwards as a result of audit by Canadian and Quebec tax authorities. The remaining Canadian research pool carryforward of $199.8 million carries forward indefinitely.

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

(13) Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company’s employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by the lesser of 15% of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require,

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2006, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contribution on the next 3% of employee pre-tax contributions. During the years ended December 31, 2005 and 2004 the Company matched one-half of employee contributions up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $6,300. Total matching contributions for the years ended December 31, 2006, 2005, and 2004 were $927,000, $607,000 and $437,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $9,000 per year in 2006, and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. Total matching contributions for the years ended December 31, 2006, 2005, and 2004 were Cnd. $328,000, Cnd. $342,000, and Cnd. $298,000, respectively.

(14) Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date. The fair value of the Company’s Convertible Notes, based on quoted market prices at the reporting date, was $169.9 million and $167.5 million as of December 31, 2006 and 2005 respectively. The fair value of the Company’s Secured Notes was estimated to be $198.0 million and $192.5 million as of December 31, 2006 and 2005, respectively. The Company does not invest in derivatives.

(15) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN No. 48, which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN No. 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement on Financial Accounting Standards, or SFAS No. 157. SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

(16) Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers.

The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug product and vials. Under the terms of these various contracts, we are required to purchase certain minimum quantities of drug product each year.

We have contractual inventory commitments of $10.2 million for the year ending December 31, 2007, primarily with Boehringer Ingelheim Phara KG (BI) for the manufacture of clinical and commercial supplies of PREOS® and teduglutide. Amounts owed to BI are based on firm commitments for the purchase of drug product.

Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2006, 2005 and 2004 were $19.4 million, $23.9 million and $30.6 million, respectively.

(17) Legal Proceedings

A consolidated shareholders’ securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah, Central Division. The consolidated complaint asserts that, during the class period, the Company and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the Company’s New Drug Application for injectable PREOS. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. Additionally, on August 22, 2006, a shareholder of NPS filed a shareholder derivative action against certain of the Company’s present and former officers and directors. This action, which names the Company as a nominal defendant but is asserted on the company’s behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah. The derivative complaint asserts allegations similar to those asserted in the securities class action described above. The derivative complaint also seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

The Company and related defendants intend to vigorously defend themselves in both of these actions. The Company believes the claims are without merit and intends to file a motion to dismiss the securities class action and have filed a motion to dismiss the shareholder derivative action. Although the company and related defendants are optimistic about their motions being granted, no assurances can be given in this regard. The Company maintains insurance for actions of this nature, which it believes is adequate.

(18) Subsequent Events

Subsequent to year end, the Company determined that it would restructure and reduce its work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force the Company will close its operations in Toronto, Canada and Salt Lake City, Utah. These steps are part of the Company’s strategy to transition to an organization that will rely primarily on outsourcing research, development and clinical trial activities and manufacturing operations, as well as other functions critical to its business. The Company believes this approach enhances its ability to focus on late stage product opportunities, preserve cash, allocate resources rapidly to different projects and reallocate internal resources more effectively. The Company has not completed its estimate of the restructuring charges that will result from this change to its organization.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(19) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2006
Revenues	$6,083	$8,282	$10,071	$24,066
Operating expenses	40,560	43,283	24,734	32,864
Net loss	(38,829)	(39,275)	(21,079)	(13,985)
Basic and diluted loss per common and common share equivalent	$(0.83)	$(0.85)	$(0.45)	$(0.30)
Basic and diluted weighted average common and potential common shares outstanding	46,236	46,313	46,435	46,507

2005
Revenues	$1,634	$2,183	$4,700	$4,308
Operating expenses	42,482	40,460	39,004	45,278
Net loss	(44,950)	(42,162)	(38,333)	(44,278)
Basic and diluted loss per common and common share equivalent	$(1.16)	$(1.09))	$(0.95)	$(0.96)
Basic and diluted weighted average common and potential common shares outstanding	38,800	38,827	40,300	46,121

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (21)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant (21)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A	Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (5)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3	Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4	Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (16)

10.1A	1987 Stock Option Plan and Form of Stock Option Agreement (1)

10.1B	1987 Stock Option Plan, as amended December 2002 (11)

10.2A	1994 Equity Incentive Plan and Form of Stock Option Grant Agreement (1)

10.2B	1994 Equity Incentive Plan, as amended December 1996 (6)

10.2C	1994 Equity Incentive Plan, as amended December 2002 (11)

10.3A	1994 Non-Employee Directors’ Stock Option Plan (1)

10.3B	1994 Non-Employee Directors’ Stock Option Plan, as amended December 1996 (6)

10.3C	1994 Non-Employee Directors’ Stock Option Plan, as amended December 2002 (11)

10.4A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.4B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.4C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.4D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

Exhibit Number	Description of Document
10.4E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.5A	1998 Stock Option Plan (9)

10.5B	1998 Stock Option Plan, as amended December 2002 (11)

10.5C	1998 Stock Option Plan, as amended June 2003 (14)

10.6	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.7A	Severance Pay Plan (11)

10.7B	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.8A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.8B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.8C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.8D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 24, 1997 (9)

10.8E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.8F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.8G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.8H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.8I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.8J	Amendment Agreement dated December 14, 2006 between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline

10.9A	Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993 (1)

10.9B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc. (11)

10.9C	Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996 (10)

10.9D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999 (11)

10.10	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.11	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

Exhibit Number	Description of Document
10.13	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.14	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.15	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.16A	Agreement of Sublease between Registrant and Harrison & Star, Inc. d/b/a Hyphen Solutions, effective November 2003 (14)

10.16B	Extension and Additional Space Agreement between Registrant and Harrison & Star, Inc. d/b/a Hypen Solutions, effective May 2004 (15)

10.17	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.18A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.18B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.19	Compensation Agreement (17)

10.20A	2005 Omnibus Incentive Plan (18)

10.20B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.21A	Non-Employee Director Deferred Compensation Program (19)

10.21B	Form of Deferred Stock Unit Award Agreement (19)

10.22	Employment Agreement with N. Anthony Coles, M.D (21)

10.23A	Agreement of Purchase and sale between the Registrant and Biomed Realty, L.P. dated December 20, 2005 (21)

10.23B	Lease Agreement between the Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005 (21)

10.24	Separation Agreement dated May 11, 2006 by and between NPS Pharmaceuticals and Hunter Jackson (22)

10.25	Separation Agreement dated November 10, 2006 by and between NPS Pharmaceuticals and Edward Nemeth

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).

(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant’s Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 1995.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended on December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).
(14)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 23272, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 23272, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 2, 2005 (SEC File No. 23272, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 9, 2005 (SEC File No. 23272, Film No. 05587185, filing date February 9, 2005).
(18)	Incorporated herein by reference to the Registrant’s Definitive Proxy Statement (SEC File No. 23272, Film No. 05744588, filing date April 11, 2005).
(19)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated July 1, 2005 (SEC File No. 23272, Film No. 05933233, filing date July 1, 2005).
(20)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 23272, Film No. 05974685, filing date July 26, 2005).
(21)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 23272, Film No. 06663187, filing date March 3, 2006).
(22)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (SEC File No. 23272, Film No. 061002758, filing date August 3, 2006).
*	Confidential treatment has been granted.

E-4