Form 10-Q
period 2007-03-31
NPS PHARMACEUTICALS INC
filed 2007-05-09
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 8, 2007
Common Stock $.001 par value	46,340,685

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$32,157	$36,244
Marketable investment securities	99,798	109,908
Restricted cash and cash equivalents	2	21,921
Accounts receivable	9,984	15,534
Other current assets	4,685	6,082

Total current assets	146,626	189,689

Plant and equipment:
Building	15,010	15,010
Equipment	14,200	16,567
Leasehold improvements	3,029	3,029

	32,239	34,606
Less accumulated depreciation and amortization	13,038	14,757

Net plant and equipment	19,201	19,849

Goodwill, net of accumulated amortization	9,414	9,333
Debt issuance costs, net of accumulated amortization	4,934	5,569
Other assets	300	300

	$180,475	$224,740

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$18,005	$24,665
Deferred revenue	1,081	758
Current installments of notes payable and lease financing obligation	6,465	19,044

Total current liabilities	25,551	44,467

Notes payable	339,987	346,690
Lease financing obligation	18,843	18,843
Deferred revenue	5,667	5,045
Other liabilities	3,014	2,939

Total liabilities	393,062	417,984

Stockholders’ equity (deficit):
Common stock	47	46
Additional paid-in capital	679,116	677,474
Deferred compensation	—	—
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(203)	(326)
Foreign currency translation	(1,531)	(1,566)
Accumulated deficit	(890,016)	(868,872)

Total stockholders’ deficit	(212,587)	(193,244)

	$180,475	$224,740

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$1,127	$428
Royalties, milestones, and license fees	8,864	5,655

Total revenues	9,991	6,083

Operating expenses:
Cost of goods sold	952	—
Cost of royalties	1,047	454
Research and development	10,242	21,208
Selling, general and administrative	6,570	18,898
Restructuring charges	7,114	—

Total operating expenses	25,925	40,560

Operating loss	(15,934)	(34,477)

Other income (expense):
Interest income	1,970	2,579
Interest expense	(7,144)	(6,635)
Loss on disposition of equipment	(3)	(2)
Foreign currency transaction gain (loss)	(33)	149
Other	—	57

Total other expense, net	(5,210)	(3,852)

Loss before income tax expense (benefit)	(21,144)	(38,329)
Income tax expense (benefit)	—	—

Net loss	$(21,144)	$(38,329)

Basic and diluted net loss per common and potential common share	$(0.45)	$(0.83)

Weighted average common and potential common shares outstanding - basic and diluted	46,625	46,236

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,144)	$(38,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,209	1,617
Realized loss on disposition of equipment	3	2
Compensation expense on deferred stock units, restricted stock units and restricted stock	393	588
Compensation expense on stock options and stock appreciation rights	896	5,654
Decrease in operating assets:
Accounts receivable	5,570	(1,781)
Prepaid expenses, other current assets and other assets	1,506	316
Increase (decrease) in operating liabilities:
Accounts payable and other current accrued expenses	(6,700)	(12,124)
Deferred revenue	883	163
Other liabilities	60	907

Net cash used in operating activities	(17,324)	(42,987)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	56,216	38,153
Purchases of marketable investment securities	(45,991)	(12,949)
Acquisitions of equipment and leasehold improvements	(20)	(807)
Proceeds from sale of fixed assets	24	6

Net cash provided by investing activities	10,229	24,403

Cash flows from financing activities:
Principal payments on notes payable and under lease financing obligation	(19,282)	(1,345)
Proceeds from issuance of common stock	353	788
Decrease in restricted cash and cash equivalents	21,919	1,101

Net cash provided by financing activities	2,990	544

Effect of exchange rate changes on cash	18	(41)

Net decrease in cash and cash equivalents	(4,087)	(18,081)
Cash and cash equivalents at beginning of period	36,244	98,712

Cash and cash equivalents at end of period	$32,157	$80,631

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,423	$4,395

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	123	(54)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007.

These condensed consolidated financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Quarterly Report and the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

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

Potential common shares of approximately 11.8 million and 11.5 million during the three months ended March 31, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the three months ended March 31, 2007 and 2006 include approximately 5.2 million common shares related to convertible debentures and 6.6 million and 6.3 million, shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $9.9 million and $9.8 million, respectively, as of March 31, 2007 and December 31, 2006. The Company recognized non-United States revenue of $1.6 million and $2.4 million, respectively, during the three months ended March 31, 2007 and 2006. Substantially all of the Company’s revenues for the three months ended March 31, 2007 and 2006 were from two and three licensees, respectively, of the Company. As of March 31, 2007 and December 31, 2006, the majority of the Company’s accounts receivable balances were from two licensees and four licensees, respectively.

(4)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended March 31,
	2007	2006
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities	$123	$(54)
Reclassification for realized loss on marketable investment securities	—	—

Net unrealized gain (loss) on marketable investment securities	123	(54)
Foreign currency translation gain (loss)	35	(207)
Net loss	(21,144)	(38,329)

Comprehensive loss	$(20,986)	$(38,590)

(5)	Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Convertible notes payable	$192,000	$192,000
Secured notes payable	154,452	173,734
Lease financing obligation	18,843	18,843

Total borrowings	365,295	384,577
Less current position	6,465	19,044

Total long-term debt obligations	$358,830	$365,533

(a)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2007. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

Under the Registration Rights Agreement for the Convertible Notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the Convertible Notes is not maintained, or if the Company fails to perform certain other registration related performance obligations, at any time prior to the redemption of the Convertible Notes, the repayment of the Convertible Notes or certain corporate events as defined in the Convertible Notes agreement. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of March 31, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement until a shelf registration statement, post effective amendment thereto, or prospectus supplement covering the Convertible Notes is again effective, or filed in the case of a prospectus supplement, the potential liquidated damages would be 0.5% of the aggregate principal amount of such Convertible Notes or 0.5% of the conversion price for common stock that has been issued upon conversion of a Convertible Note. Such liquidated damages would accrue from the date the Company was required to file such registration statement or prospectus supplement until the date the registration statement or prospectus supplement was actually filed.

(b)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of March 31, 2007, the outstanding principal balance on the Secured Notes was $154.5 million. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. The remaining amount in the restricted cash reserve account after December 30, 2006 was used to repay principal on March 30, 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of March 31, 2007, the Company classified $6.5 million of the Secured Notes as current based on royalty payments accrued during the three months ended March 31, 2007 less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was approximately $620,000 as of March 31, 2007 which represents the Company’s estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

(c)	Lease Financing Obligations

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., or BioMed Realty, a Maryland limited partnership, in which the Company agreed to sell its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Under the terms of the lease the Company agreed to pay a base rent of $158,000 per month for the first three years of the lease. After year three, the Company’s rent increases at the rate of 2.75% per year for the remainder of the lease term. The lease is a triple-net lease and, as a result, the Company will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments of $203,000 per year under the ground lease with the University of Utah. Under the terms of the sale, the Company assigned its 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, the Company has the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. As the lease agreement in the sale-leaseback transaction contains a purchase option by the Company, SFAS No. 98, Accounting for Leases, requires the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million. The effective interest rate on the lease financing obligation is 10.3%. Principal payments will commence in 2012. See also Note 10.

(6)	Restructuring Charges

On June 12, 2006 as a result of the uncertainty with respect to the regulatory approval of PREOS®, the Company announced an initiative to restructure operations (the 2006 Restructuring Plan). Under the 2006 Restructuring Plan, NPS reduced its worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated its agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and plans to sell the Company’s technical operations facility in Mississauga, Ontario, Canada within the next six months. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel.

The charge related to the 2006 Restructuring Plan during the three months ended March 31, 2007 and 2006 was a credit of $19,000 and zero, respectively. Associated severance payments related to the 2006 Restructuring Plan were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid by January 31, 2008 for severed Canadian employees.

On March 14, 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company will close its operations in Toronto, Canada and Salt Lake City, Utah. These steps are part of the Company’s strategy to transition to an organization that will rely primarily on outsourcing research, development and clinical trial activities and manufacturing operations, as well as other functions critical to its business. The Company believes this approach enhances its ability to focus on late stage product opportunities, preserve cash, allocate resources rapidly to different projects and reallocate internal resources more effectively.

The charge related to the 2007 Restructuring Plan during the three months ended March 31, 2007 was $7.1 million. The charge during the three months ended March 31, 2007 was comprised of $6.4 million in severance related cash expenses, $435,000 for accelerated vesting of options under existing employee severance agreements and retirement plan and $269,000 for accelerated vesting of restricted stock units under employee retention plans. Associated severance payments are anticipated to be paid by December 31, 2007 for severed United States employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be between $11.0 and $16.0 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31, 2006	Charges	Cash	Non-Cash	March 31, 2007
2006 Restructuring Plan:
Severance	$607	$(19)	$(410)	$—	$178
2007 Restructuring Plan:
Severance	—	7,139	(1,149)	(704)	5,286

	$—	$7,120	$(1,559)	$(704)	$5,464

(7)	Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. The Company is subject to the provisions of FIN No. 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN No. 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN No. 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and interest paid or received are recorded in interest expense or interest income, respectively. During the three months ended March 31, 2007, the Company did not record any interest income or interest expense and penalties related to the settlement of audits for certain prior periods.

Tax years 2003 through 2006 are subject to examination by the United States Federal and Canadian Federal authorities.

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

(9) Legal Proceedings

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

The Company and related defendants intend to vigorously defend themselves in both of these actions. The Company believes the claims are without merit and has filed a motion to dismiss the securities class action and has filed a motion to dismiss the shareholder derivative action. Although the company and related defendants are optimistic about their motions being granted, no assurances can be given in this regard. The Company maintains insurance for actions of this nature, which it believes is adequate.

(10) Subsequent Events

On May 9, 2007, the Company signed an Agreement of Purchase and Sale to repurchase from BioMed Realty its 93,000 square foot laboratory and office building located in Salt Lake City, Utah, for $20.0 million. Under the terms of the Agreement of Purchase and Sale, the 15-year lease obligation of the Company to BioMed Realty will be terminated. The Company expects the closing to occur on or before June 30, 2007.

On May 9, 2007, the Company signed an Agreement of Purchase and Sale with Transglobe Property Management Services Ltd. in Trust to sell its land and 85,795 square foot laboratory and office building located in Mississauga, Ontario, Canada for $4.8 million Cdn. The Company expects the closing to occur on or before June 30, 2007.

I tem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management’s judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this report and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

You should also consider carefully the statements set forth in Item 1A of this Quarterly Report entitled “Risk Factors” as well as the statements set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year-ended December 31, 2006, entitled “Risk Factors,” which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We have no plans to update these forward-looking statements.

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

In March 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We determined that the restructuring was necessary in light of the additional clarity that has been reached with respect to the regulatory path forward for PREOS®. After meetings and discussions with the FDA, the regulatory path forward for PREOS® will be longer and require more capital than we initially expected. As a result, we have adopted a strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

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

We have incurred cumulative losses from inception through March 31, 2007 of approximately $890.0 million, net of cumulative revenues from research and license agreements of approximately $171.2 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our operating losses include: seeking approval to market PREOS® in the U.S. from the FDA; the conduct of current and future clinical trials with teduglutide and potentially PREOS®; clinical and commercial manufacturing for teduglutide, PREOS®, and PREOTACT®; and, contractual commitments to fund research activities in our metabotropic glutamate receptor program.

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

Major Research and Development Projects

Our major research and development projects involve teduglutide and PREOS®. We and our corporate licensees also have other significant ongoing research and development activities with our proprietary compounds, including our work with AstraZeneca on metabotropic glutamate receptors, the development of calcilytic compounds by GlaxoSmithKline, the development of glycine reuptake inhibitors by Janssen and other proprietary clinical research programs.

Teduglutide. Teduglutide is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating teduglutide as a potential treatment for short bowel syndrome, and other indications, including Crohn’s disease, chemotherapy-induced enteritis, necrotizing enterocolitis and various other gastrointestinal diseases.

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

We have reviewed encouraging findings from preclinical studies with teduglutide demonstrating the drug’s potential to prevent necrotizing enterocolitis and chemotherapy-induced enteritis/febrile neutropenia. We believe both indications represent serious unmet medical needs that may be addressed by teduglutide therapy, and are exploring the conduct of clinical studies in each of these indications.

During the three months ended March 31, 2007 and 2006, we incurred $3.3 million and $5.1 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of teduglutide. We have incurred costs of approximately $114.2 million since we assumed development obligations of this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

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

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the three months ended March 31, 2007 and 2006 we incurred $1.7 million and $4.3 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS® but exclusive of commercial supply cost of PREOTACT®. We have incurred costs of approximately $343.4 million since we assumed development obligations for this product candidate under our acquisition of Allelix in December 1999.

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

We submitted an NDA for PREOS® to the FDA in May 2005. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted a higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®. Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting in May 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. After multiple communications with the FDA we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We have concluded at this time that we will not initiate the study until we secure additional funding for the study from a corporate or financial partner. There is no assurance that we will secure additional funding on acceptable terms or at all.

We are currently supporting an investigator led study to explore the use of PREOS® program as a hormone replacement therapy to treat hypoparathyroidism. This is a condition in which patients do not produce adequate levels of parathyroid hormone, resulting in lower than normal levels of calcium in the blood. Hypoparathyroidism can result in hypocalcemia, vitamin D deficiency, hypercalciuria and brittle bones of poor quality.

Because of the on-going work with respect to the PREOS® program, the FDA review process, the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the initiation of commercial manufacturing activities, and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever. During the three months ended March 31, 2007, we recognized product sale revenues to Nycomed of $1.1 million, royalty income for PREOTACT® sales by Nycomed of $356,000, and milestone revenue of $69,000. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, and successfully commercializing PREOS® include but are not limited to the following:

•	We may be unable to obtain regulatory approval of the drug in the United States on a timely basis or at all;

•	We may be unable to secure adequate commercial supplies of PREOS® and the injection delivery device in order to initiate commercial launch when and if PREOS® is approved; and

•	We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS® when and if approved in the United States.

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

Other Research and Development Programs

Most of the remaining research and development expenses for the three months ended March 31, 2007 and 2006, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

During the three months ended March 31, 2007 and 2006, we incurred $1.0 million and $1.1 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

Results of Operations

Three Months Ended March 31, 2007 and 2006

The following table summarizes selected operating statement data for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three months ended March 31,
	2007	2006
Revenue	$9,991	$6,083
Operating expenses:
Cost of good sold	$952	$—
% of revenues	10%	—
Cost of royalties	$1,047	$454
% of revenues	10%	7%
Research and development	$10,242	$21,208
% of revenues	103%	349%
Selling, general and administrative	$6,570	$18,898
% of revenues	66%	311%
Restructuring charges	$7,114	$—

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $10.0 million for the quarter ended March 31, 2007 compared to $6.1 million for the quarter ended March 31, 2006. We recognized revenue under our research and license agreements during the three months ended March 31, 2007 and 2006, respectively, primarily as follows:

•	Under our agreement with Amgen, we recognized revenue of $8.3 million and $3.6 million;

•	Under our agreement with Kirin, we recognized revenue of zero and $2.0 million; and

•	Under our agreement with Nycomed, we recognized revenue of $1.6 million and $443,000.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004. The increase in product sales, milestone income and royalty income earned from Nycomed is due primarily to PREOTACT® not being approved in the EU until April 2006. During the three months ended March 31, 2007, we recognized PREOTACT® product sales revenue of $1.1 million, royalty revenue of $356,000 and milestone revenue of $69,000 from Nycomed. During the three months ended March 31, 2006, we recognized PREOTACT® product sales revenue of $428,000 and milestone revenue of $15,000. Additionally, during the three months ended March 31, 2006, we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for products sales to Nycomed. Costs associated with inventory build that were incurred prior to the EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. As inventory is expensed under the FIFO methodology, cost of goods sold as a percentage of product revenue will continue to increase in future periods until the initial zero costed FIFO layer is consumed. We recorded cost of goods sold of $952,000 and zero, respectively, during the three months ended March 31, 2007 and 2006.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.0 million and $454,000, respectively, during the three months ended March 31, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $10.2 million for the quarter ended March 31, 2007 from $21.2 million in 2006. The decrease is principally due to a $2.7 million decrease in stock-based compensation, including $630,000 due to severance agreements, a $1.9 million decrease in the costs of advancing our PREOS® clinical program, a $1.9 million decrease in personnel costs due to the 2006 Restructuring Plan, a $1.2 million decrease in costs associated with the manufacture of clinical and commercial supplies of PREOS® and teduglutide, a $1.2 million decrease in the development costs of advancing our teduglutide clinical program and a $835,000 decrease in the development costs of advancing our central nervous system programs.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force through June 2006, for our marketed products and product candidates. Our selling, general and administrative expenses decreased to $6.6 million for the quarter ended March 31, 2007 from $18.9 million for the quarter ended March 31, 2006. The decrease is due primarily to a $7.8 million decrease in pre-launch commercial support, educational and commercial activities, including personnel costs, associated with PREOS® and terminating our sales promotional activities around Kineret® and Restasis® in 2006, a $2.2 million decrease in compensation cost related to stock-based compensation, a $1.6 million decrease in compensation expense due to severance agreements and a $600,000 decrease in other selling, general and administrative costs, including decreases in personnel costs due to the 2006 Restructuring Plan.

Restructuring Charges. Our restructuring charges relate to our initiative to restructure operations which was announced in June 2006, referred to as our 2006 Restructuring Plan, and to our subsequent initiative to further restructure our operations which was announced in March 2007, referred to as our 2007 Restructuring Plan. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and plan to sell our technical operations facility in Mississauga, Ontario, Canada. The charge related to the 2006 Restructuring Plan during the three months ended March 31, 2007 and 2006, was a credit of $19,000 and zero, respectively, and was comprised primarily of severance related expenses. Under the 2007 Restructuring Plan, we announced that our worldwide workforce would be reduced from 196 employees to approximately 35 employees by the end of 2007. We also announced the closure of our operations in

Toronto, Canada and Salt Lake City, Utah. The charge related to the 2007 Restructuring Plan during the three months ended March 31, 2007 and 2006, was $7.1 million and zero, respectively, and was comprised primarily of severance related expenses.

Total Other Expense, Net. Our total other expense, net, increased to $5.2 million for the three months ended March 31, 2007 from $3.9 million from the three months ended March 31, 2006. The increase in total other expense, net, for the three months ended March 31, 2007 compared to the same period in the prior year is due primarily to a $609,000 decrease in interest income due to lower average cash, cash equivalent and marketable security balances in 2007, a $509,000 increase in interest expense related to increasing our estimate of the effective interest rate on our Secured Notes for the cash sweep premium and a $182,000 decrease in foreign currency transaction gain/loss.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	March 31, 2007	December 31, 2006
Cash, cash equivalents, and marketable securities	$131,955	$146,152
Total assets	180,475	224,740
Current debt	6,465	19,044
Non-current debt	358,830	365,533
Stockholders’ deficit	$(212,587)	$(193,244)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of March 31, 2007, we had recognized $171.2 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash, $355.2 million from the sale of secured debt and convertible debt for cash and $19.0 million from the sale of our administration and laboratory building located in Salt Lake City, Utah, in a sale-leaseback transaction. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $132.0 million at March 31, 2007. Our $192,0 million 3.0% Convertible Notes, or Convertible Notes, mature in June 2008. Our current balance of cash, cash equivalents and marketable securities is not sufficient to repay the outstanding Convertible Notes. We are evaluating specific options to refinance a portion or all of the Convertible Notes as well as options to generate adequate new capital to repay a portion or all of the Convertible Notes. Although we have not selected a specific plan for addressing the maturity of the Convertible Notes, we believe that alternatives will be available to us although no assurances can be made. We plan to address our Convertible Notes by the end of 2007.

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

On May 9, 2007, we signed an Agreement of Purchase and Sale with Transglobe Property Management Services Ltd. in Trust to sell our land and 85,795 square foot laboratory and office building located in Mississauga, Ontario, Canada, for $4.8 million Cdn. We expect the closing to occur on or before June 30, 2007. The sale of this facility is part of our restructuring initiatives which includes a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

In March 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We believe the restructuring will enhance our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

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

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., or BioMed Realty, a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR – 383 Colorow Drive LLC, or BMR, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. Under the terms of the lease we will pay a base rent of $158,000 per month for the first three years of the lease. After year three, our rent increases at the rate of 2.75% per year for the remainder of the lease. The lease is a triple-net lease and, as a result, we will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments under the ground lease with the University of Utah. Under the terms of the sale, we assigned the 40-year ground lease with the University of Utah to BioMed Realty. Upon the expiration of the lease term, we have the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. On May 9, 2007, we signed an Agreement of Purchase and Sale to repurchase from BioMed Realty our 93,000 square foot laboratory and office building located in Salt Lake City, Utah, for $20.0 million. Under the terms of the Agreement of Purchase and Sale, our 15-year lease obligation to BMR will be terminated. We expect the closing to occur on or before June 30, 2007. We intend to sell the Salt Lake City facility as soon as practical after the closing of the transaction with BMR. Our re-purchase and subsequent sale of the building are part of our restructuring initiatives, which include a plan to close our Salt Lake City facility and discontinue all Salt Lake City operations.

In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Secured Notes. The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Secured Notes are secured by certain royalty and related rights under our agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. All payments received by us from Amgen will be applied to the payment of interest and principal on the Secured Notes until such notes are paid in full. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. The remaining amount in the restricted cash reserve as of December 30, 2006 was used to repay principal and redemption premiums on March 30, 2007. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest in the notes was approximately $620,000 as of March 31, 2007 which represents our estimate of the redemption premium. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.3 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. To date, we have earned 5.6 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue during the three months ended March 31, 2007 and 2006 of $1.6 million and $443,000, respectively.

In July 2003, we completed a private placement of $192.0 million of our 3.0 % Convertible Notes due June 15, 2008. Interest is payable semi annually in arrears on June 15 and December 15 of each year. Accrued interest on the Convertible Notes was approximately $1.7 million as of March 31, 2007. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change”, as described in the

Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

The following table summarizes our cash flow activity for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three months ended March 31,
	2007	2006
Net cash used in operating activities	$(17,324)	$(42,987)
Net cash provided by investing activities	10,229	24,403
Net cash provided by financing activities	$2,990	$544

Net cash used in operating activities was $17.3 million for the three months ended March 31, 2007 compared to $43.0 million for the three months ended March 31, 2006. The decrease in cash used in operating activities during the three months ended March 31, 2007 compared to same period in the prior year is primarily a result of a decreased net loss in the three months ended March 31, 2007, compared with the same period in the prior year. The net loss decreased $17.2 million during the first quarter of 2007 compared to the first quarter of 2006 due primarily to increased revenues recognized under license agreements and decreases in research and development expenses and selling, general and administrative expenses, offset by restructuring charges associated with our 2007 Restructuring Plan. Additionally, we recorded less non-cash compensation expense of $5.0 million in 2007 related to all equity awards.

Net cash provided by investing activities was $10.2 million for the three months ended March 31, 2007 compared to $24.4 million for the three months ended March 31, 2006. Net cash provided by investing activities during the three months ended March 31, 2007 and 2006 was primarily the result of selling marketable investment securities to fund current operations. Additionally, capital expenditures for the three months ended March 31, 2007 and 2006 were $20,000 and $807,000, respectively.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2007 compared to $544,000 for the three months ended March 31, 2006. Cash provided financing activities during the three months ended March 31, 2007 primarily relates to decreases in our restricted cash balances of $21.9 million related to our Secured Notes offset by principal payments of $19.3 million on our Secured Notes. Similarly during the three months ended March 31, 2006, cash was used in financing activities to make principal payments $1.3 million on our Secured Notes offset by decreases in our restricted cash balances of $1.1 million related to our Secured Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $353,000 and $788,000, respectively, of cash during the three months ended March 31, 2007 and 2006. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments of up to $94.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Some of the late-stage development milestone payments from AstraZeneca will not be due if we elect a co-promotion option under which we may commercialize products. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2007, we have a total commitment of up to $1.5 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next 12 months. However, our actual needs will depend on numerous factors, including the success of our restructuring and outsourcing initiative, the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates. In particular, the FDA proposed that we conduct a new clinical trial for PREOS® in order to provide a complete response to the March 9, 2006 approvable letter. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will probably need to raise substantial additional funds to support our long-term product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition;

•	accrual of research and development expenses;

•	share based payments; and

•	valuation of long-lived and intangible assets and goodwill.

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

We analyze our arrangements entered into after June 15, 2003 to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. Share-based compensation expense recognized during the three months ended March 31, 2007 and 2006 was $896,000 and $5.7 million respectively. At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $18.1 million, which is expected to be recognized over a weighted-average period of 2.01 years.

We determine the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

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

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2007 and 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 61.8 % and 53.2%, respectively). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model. In calculating the estimated volatility for the three months ended March 31, 2007 and 2006, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 4.8% and 4.4%, respectively, for the three months ended March 31, 2007 and 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for the three months March 31, 2007 and 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.8 years and 3.4 years, respectively, for the three months ended March 31, 2007 and 2006).

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

Our balance sheet reflects net long-lived assets of $33.8 million, including net goodwill of $9.4 million on March 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement on Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, or SFAS No 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for first fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease financing obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity (deficit). Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008, our 8.0 percent Secured Notes in the principal amount of $154.5 million and our $19.0 million lease obligation each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales. The fair value of the lease obligation is affected by changes in the interest rates and by changes in the value of real estate and lease rates in Salt Lake City, Utah.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros , the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the March 31, 2007 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

It em 4.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely determination regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

It em 1.	Legal Proceedings.

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year-ended December 31, 2006. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this information.

Ite m 1A.	Risk Factors.

Information with respect to the risks and uncertainties relative to our business is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year-ended December 31, 2006. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this information.

Ite m 5.	Other Information.

Entry Into Material Definitive Agreements

Salt Lake City, Utah Real Property. On May 9, 2007, we entered into an Agreement of Purchase and Sale with BMR-383 Colorow Drive LLC, a Delaware limited liability company, or BMR, pursuant to which we will re-purchase from BMR our 93,000 square foot laboratory and office building located at 383 Colorow Drive, Salt Lake City, Utah. In December 2005, we sold the building to BMR as part of a sale-leaseback transaction and agreed to lease the entire building back under a 15-year lease, referred to as the “building lease.” The building is located on land in the Research Park of the University of Utah and is the subject of a 40-year ground lease with the university, which BMR will assign to us at the closing of the transaction. We intend to sell the building as soon as reasonably practical after the closing of the transaction with BMR. Our re-purchase and subsequent sale of the building are part of our restructuring initiative, which includes a plan to close our Salt Lake City facility and discontinue all Salt Lake City operations.

The purchase price for the building is $20.0 million, which amount we will pay to BMR at closing less any credits, deposits or offsets. Upon signing the agreement, we deposited $250,000 in cash with a third-party escrow agent as earnest money for the building purchase. Under the agreement, the earnest money is refundable to us only if we terminate the agreement prior to closing due to a breach by BMR of its obligations under the agreement. Under the agreement, we agree to release BMR from any liability associated with the environmental, structural or physical condition of the building. The agreement also contains representations and warranties, closing conditions, termination provisions and other provisions which are customary for a transaction of this nature. Upon the closing of the transaction, BMR will return to us a $300,000 security deposit under the building lease and the building lease will terminate.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Agreement of Purchase and Sale and the exhibits thereto, which are attached as Exhibit 10.1 to this Quarterly Report and incorporated by reference in their entirety herein.

Mississauga, Ontario Real Property. On May 9, 2007, we entered into an Agreement of Purchase and Sale with Transglobe Property Management Services Ltd. in Trust, or Transglobe, pursuant to which we will sell our land and 85,795 square foot laboratory and office building located at 6850 Goreway Drive, Mississauga, Ontario. We refer to the land and building as the “property.” Our sale of the property is part of our restructuring initiatives, which include a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

The sales price for the property is $4.8 million Cdn., which amount will be paid to us at closing less any credits, deposits or offsets. Upon signing the agreement, Transglobe deposited $100,000 Cdn. in cash with our Canadian counsel to be held in trust as earnest money for the sale transaction. The agreement contains a 30-day “conditional period” to allow Transglobe to inspect the property, evaluate financial information relating to the property, evaluate title to the property and obtain financing for the transaction. During the conditional period, if Transglobe is not satisfied with its inspection or evaluations, or if Transglobe is unable to secure satisfactory financing, Transglobe may terminate the agreement and will receive a refund of the earnest money. Upon the earlier of Transglobe’s waiver of the conditional period or the expiration of the conditional period without notice of termination from Transglobe, the parties will proceed with the closing under the agreement. The agreement also contains representations and warranties, closing conditions, termination provisions and other provisions which are customary for a transaction of this nature.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Agreement of Purchase and Sale and the exhibits thereto, which are attached as Exhibit 10.2 to this Quarterly Report and incorporated by reference in their entirety herein.

Item 6.	E xhibits.

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Pharmaceuticals, Inc. and BMR-383 Colorow Drive LLC

10.2	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Allelix Corp. and Transglobe Property Management Services Ltd. in Trust

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 9, 2007	By:	/s/ N. ANTHONY COLES
N. Anthony Coles,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	By:	/s/ GERARD J. MICHEL
Gerard J. Michel,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Pharmaceuticals, Inc. and BMR-383 Colorow Drive LLC

10.2	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Allelix Corp. and Transglobe Property Management Services Ltd. in Trust

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer