Form 10-Q
period 2007-06-30
NPS PHARMACEUTICALS INC
filed 2007-08-07
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at August 6, 2007
Common Stock $.001 par value	46,379,163

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$30,074	$36,244
Marketable investment securities	61,372	109,908
Restricted cash and cash equivalents	8,467	21,921
Accounts receivable	12,815	15,534
Other current assets	4,079	6,082

Total current assets	116,807	189,689

Plant and equipment:
Building	15,032	15,010
Equipment	13,777	16,567
Leasehold improvements	3,029	3,029

	31,838	34,606
Less: accumulated depreciation and amortization	13,289	14,757

Net plant and equipment	18,549	19,849

Goodwill, net of accumulated amortization	10,271	9,333
Debt issuance costs, net of accumulated amortization	4,315	5,569
Other assets	—	300

	$149,942	$224,740

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$18,151	$24,665
Deferred revenue	1,179	758
Current installments of notes payable and lease financing obligation	204,023	19,044

Total current liabilities	223,353	44,467

Notes payable	142,429	346,690
Lease financing obligation	—	18,843
Deferred revenue	6,038	5,045
Other liabilities	4,110	2,939

Total liabilities	375,930	417,984

Stockholders’ equity (deficit):
Common stock	46	46
Additional paid-in capital	680,552	677,474
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(204)	(326)
Foreign currency translation	(1,559)	(1,566)
Accumulated deficit	(904,823)	(868,872)

Total stockholders’ deficit	(225,988)	(193,244)

	$149,942	$224,740

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,454	$638	$2,582	$1,050
Royalties, milestones, and license fees	11,661	7,644	20,524	13,315

Total revenues	13,115	8,282	23,106	14,365

Operating expenses:

Cost of goods sold	1,100	366	2,052	366
Cost of royalties	1,088	704	2,135	1,158
Research and development	12,476	20,176	22,721	41,386
Selling, general and administrative	5,353	16,025	11,923	34,923
Restructuring charges	4,124	6,012	11,238	6,012
Gain on sale of assets held for sale	(1,826)	—	(1,826)	—

Total operating expenses	22,315	43,283	48,243	83,845

Operating loss	(9,200)	(35,001)	(25,137)	(69,480)

Other income (expense):
Interest income	1,502	2,357	3,472	4,936
Interest expense	(6,454)	(6,732)	(13,598)	(13,367)
Loss on extinguishment of lease financing obligation	(970)	—	(970)	—
Gain on sale of marketable investment securities	1	—	1	—
Foreign currency transaction gain	316	57	283	206
Other	(2)	44	(2)	101

Total other expense, net	(5,607)	(4,274)	(10,814)	(8,124)

Loss before income tax expense (benefit)	(14,807)	(39,275)	(35,951)	(77,604)
Income tax expense (benefit)	—	—	—	—

Net loss	$(14,807)	$(39,275)	$(35,951)	$(77,604)

Basic and diluted net loss per common and potential common share	$(0.32)	$(0.85)	$(0.77)	$(1.68)

Weighted average common and potential common shares outstanding - basic and diluted	46,719	46,313	46,672	46,275

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(35,951)	$(77,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,384	3,136
Realized gain on disposition of assets held for sale	(1,826)	—
Realized loss (gain) on disposition of equipment	(51)	2
Realized loss on extinguishment of lease financing obligation	970	—
Realized gain on sale of marketable investment securities	(1)	—
Compensation expense on deferred stock units, restricted stock units and restricted stock	651	1,048
Compensation expense on stock options and stock appreciation rights	2,074	9,104
Decrease in operating assets:
Accounts receivable	2,871	(4,074)
Prepaid expenses, other current assets and other assets	160	(932)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(6,911)	(16,879)
Deferred revenue	775	2,775
Other liabilities	1,190	(1,832)

Net cash used in operating activities	(33,665)	(85,256)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	122,943	85,875
Purchases of marketable investment securities	(74,289)	(36,234)
Acquisitions of equipment and leasehold improvements	(42)	(1,189)
Proceeds from sale of assets held for sale	4,372	—
Proceeds from sale of fixed assets	235	6

Net cash provided by investing activities	53,219	48,458

Cash flows from financing activities:
Principal payments on notes payable and lease financing obligation	(39,282)	(1,372)
Proceeds from issuance of common stock	353	788
Decrease in restricted cash and cash equivalents	13,454	5,747

Net cash provided by (used in) financing activities	(25,475)	5,163

Effect of exchange rate changes on cash	(249)	163

Net decrease in cash and cash equivalents	(6,170)	(31,472)

Cash and cash equivalents at beginning of period	36,244	98,712

Cash and cash equivalents at end of period	$30,074	$67,240

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,619	$10,380
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	122	(77)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007.

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

(2)	Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, which are discussed below, currently exist and raise substantial doubt about the validity of this assumption. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s future operations are dependent upon the Company’s ability to repay or refinance its outstanding $192.0 million in 3.0% Convertible Notes due June 15, 2008 (Convertible Notes). The Company’s current balance of cash, cash equivalents and marketable investment securities is not sufficient to repay the outstanding Convertible Notes. Subsequent to June 30, 2007, the Company has completed three transactions that will enable the Company to retire the Convertible Notes. The three transactions (see footnote (13)) generated net proceeds of approximately $196.4 million. The Company is evaluating specific options to retire the Convertible Notes.

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

Potential common shares of approximately 10.9 million and 11.8 million during the three and six months ended June 30, 2007 and 2006, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the three and six months ended June 30, 2007 and 2006 include approximately 5.2 million common shares related to convertible debentures and 5.7 million and 6.6 million, shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(4)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $10.7 million and $9.8 million, respectively, as of June 30, 2007 and December 31, 2006. The Company recognized non-United States revenue of $2.3 million and $778,000, respectively, during the three months ended June 30, 2007 and 2006 and the Company recognized non-United States revenue of $3.9 million and $3.2 million, during the six months ended June 30, 2007 and 2006. Substantially all of the Company’s revenues for the three and six months ended June 30, 2007 and 2006 were from two and three licensees, respectively, of the Company. As of June 30, 2007 and December 31, 2006, the majority of the Company’s accounts receivable balances were from two licensees and four licensees, respectively.

(5)	Comprehensive Loss

The components of the Company’s comprehensive loss are as follows, in thousands:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities	$—	$(23)	$123	$(77)
Reclassification for realized gain on marketable investment securities	(1)	—	(1)	—

Net unrealized gain (loss) on marketable investment securities	(1)	(23)	122	(77)
Foreign currency translation gain (loss)	(28)	351	7	144
Net loss	(14,807)	(39,275)	(35,951)	(77,604)

Comprehensive loss	$(14,836)	$(38,947)	$(35,822)	$(77,537)

(6)	Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Convertible notes payable	$192,000	$192,000
Secured notes payable	154,452	173,734
Lease financing obligation	—	18,843

Total borrowings	346,452	384,577
Less: current position	204,023	19,044

Total long-term debt obligations	$142,429	$365,533

(a)	Convertible Notes Payable

In July 2003, the Company completed a private placement of Convertible Notes. The Company received net proceeds from these Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the Convertible Notes was approximately $256,000 as of June 30, 2007. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the Convertible Notes, holders of the Convertible Notes may require the Company to redeem all or a part of the Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the Convertible Notes and common stock issuable upon conversion of the Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the Convertible Notes, including debt issuance costs, is 3.6%.

Under the Registration Rights Agreement for the Convertible Notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the Convertible Notes is not maintained, or if the Company fails to perform certain other registration related performance obligations, at any time prior to the redemption of the Convertible Notes, the repayment of the Convertible Notes or certain corporate events as defined in the Convertible Notes agreement. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of June 30, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement until a shelf registration statement, post effective amendment thereto, or prospectus supplement covering the Convertible Notes is again effective, or filed in the case of a prospectus supplement, the potential liquidated damages would be 0.5% of the aggregate principal amount of such Convertible Notes or 0.5% of the conversion price for common stock that has been issued upon conversion of a Convertible Note. Such liquidated damages would accrue from the date the Company was required to file such registration statement or prospectus supplement until the date the registration statement or prospectus supplement was actually filed.

(b)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Secured Notes). The Company received net proceeds from the issuance of the Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Secured Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Secured Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Secured Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Secured Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of June 30, 2007, the outstanding principal balance on the Secured Notes was $154.5 million. In connection with the issuance of the Secured Notes, the Company was required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. The remaining amount in the restricted cash reserve account after December 30, 2006 was used to repay principal on March 30, 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of June 30, 2007, the Company classified $12.0 million of the Secured Notes as current based on royalty payments accrued during the six months ended June 30, 2007 less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was $4.7 million as of June 30, 2007 which represents the Company’s estimate of the redemption premium of $1.6 million and the Company’s quarterly interest payment of $3.1 million paid in July 2007. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

(c)	Lease Financing Obligations

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., or BioMed Realty, a Maryland limited partnership, in which the Company agreed to sell its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Under the terms of the lease the Company agreed to pay a base rent of $158,000 per month for the first three years of the lease. After year three, the Company’s rent increases at the rate of 2.75% per year for the remainder of the lease term. The lease is a triple-net lease and, as a result, the Company will continue to pay all costs associated with the building, including costs for maintenance and repairs, property taxes, insurance, and lease payments of $203,000 per year under the ground lease with the University of Utah. Under the terms of the sale, the Company assigned its 40-year ground lease with the

University of Utah to BioMed Realty. Upon the expiration of the lease term, the Company has the right to (i) extend the lease for two separate five year periods, each at the current fair-market-rental value of the building, or (ii) purchase the building for 115% of its then fair-market-value. As the lease agreement in the sale-leaseback transaction contains a purchase option by the Company, SFAS No. 98, Accounting for Leases, requires the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million. The effective interest rate on the lease financing obligation is 10.3%. Principal payments were to commence in 2012.

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase from BioMed Realty its 93,000 square foot laboratory and office building for $20.0 million. Under the terms of the agreement, the Company’s 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the three and six months ended June 30, 2007 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt.

(7)	Restructuring Charges

On June 12, 2006 as a result of the uncertainty with respect to the regulatory approval of PREOS®, the Company announced an initiative to restructure operations (the 2006 Restructuring Plan). Under the 2006 Restructuring Plan, NPS reduced its worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated its agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and planned to sell the Company’s technical operations facility in Mississauga, Ontario, Canada. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel.

The charge related to the 2006 Restructuring Plan during the three months ended June 30, 2007 and 2006 was $512,000 and $6.0 million, respectively. The charge related to the 2006 Restructuring Plan during the six months ended June 30, 2007 and 2006 was $493,000 and $6.0 million, respectively. Associated severance payments related to the 2006 Restructuring Plan were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid by January 31, 2008 for severed Canadian employees. The cumulative restructuring charges to date related to the 2006 Restructuring Plan were $8.7 million.

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

The charge related to the 2007 Restructuring Plan during the three and six months ended June 30, 2007 was $3.6 million and $10.7 million, respectively. The charge during the six months ended June 30, 2007 was comprised of $8.4 million in severance related cash expenses, $981,000 for accelerated vesting of options under existing employee severance agreements and retirement plan, $897,000 for accelerated vesting of restricted stock units under employee retention plans and $485,000 for stock awards under employee severance enhancement agreements. Associated severance payments are anticipated to be paid by December 31, 2007 for severed United States employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges to date related to the 2007 Restructuring Plan were $10.7 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be between $14.0 and $16.0 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31, 2006	Charges	Cash	Non-Cash	June 30, 2007
2006 Restructuring Plan:
Severance	$607	$493	$(1,036)	$—	$64

2007 Restructuring Plan:
Severance	—	10,745	(3,635)	(1,000)	6,110

	$607	$11,238	$(4,671)	$(1,000)	$6,174

(8)	Income Taxes

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and interest paid or received are recorded in interest expense or interest income, respectively. During the three and six months ended June 30, 2007, the Company did not record any interest income or interest expense and penalties related to the settlement of audits for certain prior periods.

Tax years 2003 through 2006 are subject to examination by the United States Federal and Canadian Federal authorities.

(9)	Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers. The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug product and vials. Under the terms of these various contracts, the Company is required to purchase certain minimum quantities of drug product each year.

(10)	Legal Proceedings

A consolidated shareholders’ securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah, Central Division. The consolidated complaint asserts that, during the class period, the Company and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the Company’s New Drug Application for injectable PREOS. The consolidated complaint also alleges claims of option back dating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. Additionally, on August 22, 2006, a shareholder of NPS filed a shareholder derivative action against certain of the Company’s present and former officers and directors. This action, which names the Company as a nominal defendant but is asserted on the Company’s behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah. The derivative complaint asserts allegations similar to those asserted in the securities class action described above. The derivative complaint also seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

The Company and related defendants intend to vigorously defend themselves in both of these actions. The Company believes the claims are without merit and filed a motion to dismiss the securities class action and a motion to dismiss or, in the alternative, stay the shareholder derivative action pending the outcome of the securities action. The motion to dismiss the securities class action was denied by the court and the Company will now proceed with the litigation process. The motion to dismiss the shareholder derivative action was granted by the court with leave to amend and re-file the complaint. The Company maintains insurance for actions of this nature, which it believes is adequate.

(11)	Sale of Assets Held For Sale

In June 2007, the Company sold its land and 85,795 square foot laboratory and office building, including certain equipment and furnishings, located in Mississauga, Ontario, Canada to Transglobe Property Management Services Ltd. in Trust for $4.4 million. The Company recognized a gain on sale of fixed assets during the three and six months ended June 30, 2007 of $1.8 million on this transaction.

(12)	Lease Agreement

On June 29, 2007, the Company entered into a sublease agreement with Celanese Americas Corporation, or Celanese, for approximately 33,500 square feet of office space located in Bedminster, New Jersey. The sublease will commence on July 31, 2007, which is the date Celanese obtained the consent of its landlord to sublease, and will continue thereafter through February 29, 2010. The Company will pay base rent of $44,687 per month for the term of the sublease. However, the Company is not required to pay rent for the first four months of the term and, thereafter, is not required to pay rent attributable to 13,000 square feet of the premises for an additional six months.

(13)	Subsequent Events

In June 2007, the Company entered into an agreement to sell its 93,000 square foot laboratory and office building including certain laboratory and office equipment and furnishings located in Salt Lake City, Utah for $21.0 million to the University of Utah. As part of the sale, the University of Utah agreed to release the Company from all obligations under a 40 year ground lease for land upon which the building is located. This transaction closed and the Company received payment of the purchase price on July 12, 2007. Additionally, and in conjunction with this sale, the Company entered into a rent-fee 90-day lease with the University of Utah for certain space within the building.

On July 2, 2007, the Company entered into a new License Agreement with Nycomed to allow Nycomed to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel, and amend certain rights and obligations of NPS and Nycomed under the 2004 license agreement. Under the new license agreement, Nycomed is required to pay the Company royalties on product sales only in the European Union, the Common Wealth of Independent States and Turkey. The agreement provides for the assumption by Nycomed of NPS’ manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 License Agreement. If Nycomed does not notify NPS of its intent to assume such manufacturing and supply obligations by September 1, 2007, the agreement and the new license grants thereunder will terminate and the 2004 license agreement will again become the operative license agreement between the parties. As part of the manufacturing and supply transfer, Nycomed will pay NPS $11.0 million for a significant portion of NPS’ existing bulk drug inventory.

On July 16, 2007, the Company entered into an Agreement for the Sale and Assignment of Rights (DRC Agreement) with Drug Royalty L.P.3 (Drug Royalty) in which the Company sold to Drug Royalty its right to receive future royalty payments arising from sales of PREOTACT under its license agreement with Nycomed. Under the DRC Agreement, Drug Royalty paid the company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the principal advanced, the Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The proceeds from the sale will be used to retire a portion of the Convertible Notes.

On July 31, 2007, the Company entered into a Lease Termination Agreement with the Mars Discovery District (MaRs) in which the Company’s operating lease for the office and laboratory space in the Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, the Company sold its Tenant Improvements to a third party for $2.3 million.

On August 7, 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Notes) with funds managed by Visium Asset Management LLC. Interest is payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. The Company received net proceeds from the 5.75% Notes of approximately $49.4 million after deducting costs associated with the offering. The 5.75% Notes are convertible into common stock at a conversion price of $5.44 per share. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured indebtedness. The Company has not filed a registration statement with the United States Securities Exchange Commission covering the resale of the 5.75% Notes and common stock issuable upon conversion of the 5.75% but is required to file such a registration statement within 45 days of the transaction date. The Company incurred debt issuance costs of approximately $600,000, which will be amortized over a seven-year period.

On August 7, 2007, the Company announced that its wholly owned subsidiary, Cinacalcet Royalty Sub LLC, closed a private placement of $100.0 million of its Pharmaceutical Royalty Monetization AssetSM (PhaRMASM) Secured 15.5% Class B Notes due 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen and are non-recourse to NPS Pharmaceuticals, Inc. The only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Secured Notes, described elsewhere in this report, including on page 23, are paid in full. The net proceeds of the offering will be used to retire a portion of the Convertible Notes.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs and recombinant proteins. Our current portfolio of approved drugs and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of one U.S. Food and Drug Administration, or FDA, approved product, another product candidate that has been granted marketing approval in Europe and is the subject of an approvable letter from the FDA in response to a new drug application we filed in May 2005, a product candidate that is presently the subject of a pivotal Phase III clinical study, and other product candidates in various stages of clinical development and preclinical development. Though we independently develop product candidates, we have entered into collaboration agreements for several of our programs.

In March 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. As of July 31, 2007, we have 69 employees. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We determined that the restructuring was necessary in light of the additional clarity that has been reached with respect to the regulatory path forward for PREOS®. After meetings and discussions with the FDA, the regulatory path forward for PREOS® will be longer and require more capital than we initially expected. As a result, we have adopted a strategy to transition the company to an organization that will rely primarily on outsourcing research, development and clinical trial activities and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

In June 2006, we announced an initiative to restructure operations by significantly reducing cash burn, reprioritizing our development portfolio, and leveraging our proprietary research and development assets. In connection with this restructuring, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan, Inc. to co-promote Restasis® to rheumatologists, and determined to sell our technical operations facility in Mississauga, Ontario, Canada.

We have incurred cumulative losses from inception through June 30, 2007 of approximately $904.8 million, net of cumulative revenues from research and license agreements of approximately $184.3 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our operating losses include: seeking approval to market PREOS® in the U.S. from the FDA; the conduct of current and future clinical trials with teduglutide and potentially PREOS®; and, clinical and commercial manufacturing for teduglutide, PREOS®, and PREOTACT®.

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

The European Commission has granted marketing authorization for PREOS® for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The marketing authorization is valid in all 25 member states of the European Union, or EU. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in Europe. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria. In July 2007, we entered into a new License Agreement with Nycomed to allow Nycomed to commercialize PREOS in all non-U.S. territories, excluding Japan and Israel, in consideration for Nycomed assuming certain rights and obligations under our 2004 license agreement. We discuss this new license agreement in more detail below under the caption “Major Research and Development Projects”.

On July 16, 2007, we entered into an Agreement for the Sale and Assignment of Rights, or Agreement, with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT® under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million. An additional $25.0 million will be due to us in 2010 if certain PREOTACT® sales thresholds are achieved. If and when Drug Royalty receives a certain sum of royalty payments, the Agreement will terminate and the remainder of the royalties, if any, will revert back to us.

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

We have completed treatment of patients in a pivotal Phase III clinical study in adult short bowel syndrome patients to measure the ability of teduglutide to reduce a patient’s dependency on total parenteral nutrition, or TPN. The Phase III clinical study is a double-blind, randomized, placebo-controlled trial with a study duration of six months. The original primary endpoint for the study was a twenty percent (20%) or greater reduction in TPN for study subjects at weeks 20 to 24 of the study compared to baseline. During the finalization of the Phase III study’s statistical analysis plan, the primary endpoint for the Phase III trial was expanded to incorporate several data points that were included as secondary endpoints in the protocol. The expanded endpoint is designed to account for the degree of effect and duration of a patient’s response to teduglutide. We expect top line results of the study in the fourth quarter of 2007. If the results of the Phase III study are robust and unambiguous, we expect to submit the NDA with the FDA for approval to market teduglutide for the treatment of short bowel syndrome in mid-2008. We anticipate submitting marketing applications in Europe and Canada shortly thereafter.

Patients who completed the pivotal Phase III clinical study are able to receive additional treatment with teduglutide under our extension study. Patients who received teduglutide in the pivotal Phase III clinical study may receive an additional 28 weeks of teduglutide for a total of 52 weeks of treatment. The objective of this extension study is to evaluate the long-term safety and efficacy of daily dosing of teduglutide as well as impact on reductions in TPN.

A Phase IIa proof-of-concept clinical study to evaluate the possible utility of teduglutide in the treatment of patients with Crohn’s disease has been completed. Based on the results of that study we are advancing the clinical development of teduglutide for Crohn’s disease. We are conducting a safety study and a dose escalation study with teduglutide as part of our clinical development plan for this drug candidate.

We have reviewed encouraging findings from preclinical studies with teduglutide demonstrating the drug’s potential to prevent necrotizing enterocolitis and chemotherapy-induced enteritis. We believe both indications represent serious unmet medical needs that may be addressed by teduglutide therapy, and are exploring the conduct of clinical studies in each of these indications.

During the three months ended June 30, 2007 and 2006, we incurred $6.3 million and $5.5 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of teduglutide. During the six months ended June 30, 2007 and 2006, we incurred $9.6 million and $9.0 million, respectively, in the development of this product candidate. We have incurred costs of approximately $120.5 million since we assumed development obligations of this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our teduglutide development program is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to complete pivotal clinical trials with satisfactory results and submit an NDA to the FDA. We are unable to estimate the costs to completion or the completion date for the teduglutide program because of the on-going work with respect to the pivotal Phase III trial in adults with short bowel syndrome, the early stage of the clinical trials for other indications such as Crohn’s disease, necrotizing enterocolitis and chemotherapy-induced enteritis, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our teduglutide program will commence, if ever, because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of teduglutide. The risks and uncertainties associated with completing the development of teduglutide on schedule, or at all, include but are not limited to the following:

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

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the three months ended June 30, 2007 and 2006, we incurred $1.8 million and $4.6 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS® but exclusive of commercial supply cost of PREOTACT®. During the six months ended June 30, 2007 and 2006, we incurred $3.5 million and $10.4 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $345.2 million since we assumed development obligations for this product candidate under our acquisition of Allelix in December 1999.

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

On July 2, 2007, we entered into a new license agreement with Nycomed, which we refer to as the 2007 license agreement. Under the 2007 license agreement, we grant to Nycomed the right to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel. Nycomed’s licensed rights in Canada and Mexico, however, will revert back to us or our licensee for commercialization if and when PREOS receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are identical to those under our 2004 license agreement with Nycomed. Nycomed is required to pay us royalties on sales of PREOTACT only in the European Union, the Common Wealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS’ manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. If Nycomed does not notify us of its intent to assume such manufacturing and supply obligations by September 1, 2007, the 2007 license agreement and the expanded license grants thereunder will terminate and the 2004 license agreement will again become the operative license agreement between NPS and Nycomed. As part of the manufacturing and supply transfer, Nycomed will pay us $11.0 million for a significant portion of our existing bulk drug inventory.

On July 16, 2007, we entered into an Agreement for Sale and Assignment of Rights, or sales agreement, with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million for the royalty rights. An additional $25.0 million will be due in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the amount of principal advanced, the Agreement will terminate and the remainder of the royalties, if any, will revert back to us. In connection with the sales agreement, we granted Drug Royalty a security interest in our license agreement with Nycomed and certain of our patents and other intellectual property underlying the our license agreement with Nycomed. In the event of a default by us under the sales agreement, Drug Royalty would be entitled to enforce its security interest against us and the property described above.

We submitted an NDA for PREOS® to the FDA in May 2005. In March 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted a higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®. Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting in May 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. After multiple communications with the FDA we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We have concluded at this time that we will not initiate the study until we secure additional funding for the study from a corporate or financial partner. There is no assurance that we will secure additional funding on acceptable terms or at all.

We are currently supporting an investigator led study to explore the use of PREOS® program as a hormone replacement therapy to treat hypoparathyroidism. This is a condition in which patients do not produce adequate levels of parathyroid hormone, resulting in lower than normal levels of calcium in the blood. Hypoparathyroidism can result in hypocalcemia, vitamin D deficiency, hypercalciuria and brittle bones of poor quality. We have submitted to the FDA an application seeking orphan drug status for PREOS® as a treatment for hypoparathyroidism.

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

Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals in the United States are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace, the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever.

During the three months ended June 30, 2007 and 2006, we recognized product sale revenues to Nycomed of $1.5 million and $638,000, respectively, royalty income for PREOTACT® sales by Nycomed of $697,000 and zero, respectively, and milestone revenue of $144,000 and $141,000, respectively. During the six months ended June 30, 2007 and 2006, we recognized product sales revenues to Nycomed of $2.6 million and $1.1 million, respectively, royalty income for PREOTACT® sales by Nycomed of $1.1 million and zero, respectively, and milestone revenue of $213,000 and $169,000, respectively. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, and successfully commercializing PREOS® include but are not limited to the following:

•	We may be unable to obtain regulatory approval of the drug in the United States on a timely basis or at all;

•	We may be unable to secure adequate commercial supplies of PREOS® and the injection delivery device in order to initiate commercial launch when and if PREOS® is approved; and

•

We may not have adequate funds to complete the development and prepare for the commercial launch of PREOS® when and if approved in the United States, and may not be successful in securing a corporate or financing partner to share in the costs associated with the development and commercialization of this drug candidate.

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

Other Research and Development Programs

Most of the remaining research and development expenses for the three and six months ended June 30, 2007 and 2006, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

During the three months ended June 30, 2007 and 2006, we incurred $828,000 and $1.4 million, respectively, in research and development expenses under our collaboration with AstraZeneca. During the six months ended June 30, 2007 and 2006, we incurred $1.9 million and $2.5 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In June 2007, GlaxoSmithKline initiated a Phase II dose-range finding study with a compound identified under the collaboration in post-menopausal women with osteoporosis.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

The following table summarizes selected operating statement data for the three months ended June 30, 2007 and 2006 (amounts in thousands):

	Three months ended June 30,
	2007	2006
Revenues:
Product sales	$1,454	$638
Royalties, milestones and license fees	$11,661	$7,644

Operating expenses:
Cost of good sold	$1,100	$366
% of product sales	76%	57%

Cost of royalties	$1,088	$704
% of royalties, milestones and license fees	9%	9%

Research and development	$12,476	$20,176
% of total revenue	95%	244%

Selling, general and administrative	$5,353	$16,025
% of total revenue	41%	193%

Restructuring charges	$4,124	$6,012

Gain on sale of assets held for sale	$(1,826)	—

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $13.1 million for the quarter ended June 30, 2007 compared to $8.3 million for the quarter ended June 30, 2006. We recognized revenue under our research and license agreements during the three months ended June 30, 2007 and 2006, primarily as follows:

•	Under our agreement with Amgen, we recognized revenue of $10.8 million and $7.5 million; and

•	Under our agreement with Nycomed, we recognized revenue of $2.3 million and $779,000.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in royalty rates on net sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. The increase in product sales, milestone income and royalty income earned from Nycomed is due primarily to PREOTACT® not being approved in the EU until April 2006. During the three months ended June 30, 2007, we recognized PREOTACT® product sales revenue of $1.5 million, royalty revenue of $697,000 and milestone revenue of $144,000 from Nycomed. During the three months ended June 30, 2006, we recognized PREOTACT® product sales revenue of $638,000 and milestone revenue of $141,000 from Nycomed.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for product sales to Nycomed. Costs associated with inventory build that were incurred prior to the EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. As inventory is expensed under the FIFO methodology, cost of goods sold as a percentage of product revenue will continue to increase in future periods until the initial zero costed FIFO layer is consumed. We recorded cost of goods sold of $1.1 million and $366,000, respectively, during the three months ended June 30, 2007 and 2006.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.1 million and $704,000, respectively, during the three months ended June 30, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $12.5 million for the quarter ended June 30, 2007 from $20.2 million for the comparative period in 2006. The decrease is principally due to a $3.0 million decrease in the costs of advancing our PREOS® clinical program, a $2.0 million decrease in licensing fees associated with intellectual property rights acquired, a $1.6 million decrease in stock-based compensation, a $1.8 million decrease in personnel costs excluding those costs associated with our PREOS®, teduglutide, and mGLuR programs due to the 2007 and 2006 Restructuring Plans, a $831,000 decrease in the development costs of advancing our teduglutide clinical program, a $557,000 decrease in the development costs of advancing our mGluR program and overall decreases in our research and development overhead, including facility costs, information technology costs and depreciation; offset by a $3.5 million increase in costs associated with the manufacture of clinical and commercial supplies of teduglutide.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force through June 2006, for our marketed products and product candidates. Our selling, general and administrative expenses decreased to $5.4 million for the quarter ended June 30, 2007 from $16.0 million for the comparative period in 2006. The decrease is due primarily to a $4.8 million decrease in pre-launch commercial support, educational and commercial activities, excluding personnel costs, associated with PREOS® and terminating our sales promotional activities around Kineret® and Restasis® in 2006, a $3.8 million decrease in personnel cost due to the 2007 and 2006 Restructuring Plans, a $823,000 decrease in compensation cost related to stock-based compensation and overall decreases in our selling, general and administrative overhead, including facility costs, information technology costs and depreciation, for efforts outlined in the execution of our 2006 and 2007 Restructuring Plans.

Restructuring Charges. Our restructuring charges relate to our initiatives to restructure operations which were announced in March 2007, referred to as our 2007 Restructuring Plan, and in June 2006, referred to as our 2006 Restructuring Plan. Under the 2007 Restructuring Plan, we announced that our worldwide workforce would be reduced from 196 employees to approximately 35 employees by the end of 2007. We also announced the closure of our operations in Toronto, Canada and Salt Lake City, Utah. The charge related to the 2007 Restructuring Plan during the three months ended June 30, 2007 and 2006, was $3.6 million and zero, respectively, and was comprised primarily of severance related expenses. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed our technical operations facility in Mississauga, Ontario, Canada. The charge related to the 2006 Restructuring Plan during the three months ended June 30, 2007 and 2006, was $512,000 and $6.0 million, respectively. The charge during the three months ended June 30, 2006 was comprised primarily of $5.4 million in severance related expenses and $583,000 in contract termination costs.

Total Other Expense, Net. Our total other expense, net, increased to $5.6 million for the three months ended June 30, 2007 from $4.3 million for the comparable 2006. The increase in total other expense, net, for the three months ended June 30, 2007 compared to the same period in the prior year is due primarily to a $855,000 decrease in interest income due to lower average cash, cash equivalent and marketable security balances in 2007 and a $1.0 million charge related to the early extinguishment to our lease financing obligations, offset by a $278,000 decrease in interest expense related to paying down the principle on the 8% Secured Notes on March 30, 2007 and a $259,000 increase in foreign currency transaction gain.

Six Months Ended June 30, 2007 and 2006

The following table summarizes selected operating statement data for the six months ended June 30, 2007 and 2006 (amounts in thousands):

	Six months ended June 30,
	2007	2006
Revenues:
Product sales	$2,582	$1,050
Royalties, milestones and license fees	$20,524	$13,315
Operating expenses:
Cost of goods sold	$2,052	$366
% of product sales	79%	35%
Cost of royalties	$2,135	$1,158
% of royalties, milestones and license fees	10%	9%
Research and development	$22,721	$41,386
% of total revenue	98%	288%
Selling, general and administrative	$11,923	$34,923
% of total revenue	52%	243%
Restructuring charges	$11,238	$6,012
Gain on sale of assets held for sale	$(1,826)	$—

Revenues. Our revenues were $23.1 million for the six months ended June 30, 2007 compared to $14.4 million for the six months ended June 30, 2006. We recognized revenue under our research and license agreements during the six months ended June 30, 2007 and 2006 primarily as follows:

•	Under our agreement with Amgen, we recognized revenue of $19.2 million and $11.1 million;

•	Under our agreement with Kirin, we recognized revenue of zero and $2.0 million; and

•	Under our agreement with Nycomed, we recognized revenue of $3.9 million and $1.2 million.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. The increase in product sales, milestone income and royalty income earned from Nycomed is due primarily to PREOTACT® not being approved in the EU until April 2006. During the six months ended June 30, 2007, we recognized PREOTACT® product sales revenue of $2.6 million, royalty revenue of $1.1 million and milestone revenue of $213,000 from Nycomed. During the six months ended June 30, 2006, we recognized PREOTACT® product sales revenue of $1.1 million and milestone revenue of $169,000 from Nycomed. Additionally, during the six months ended June 30, 2006, we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl.

Cost of Goods Sold. We recorded cost of goods sold of $2.1 million and $366,000, respectively, during the six months ended June 30, 2007 and 2006. The increase in cost of goods sold is due to increased product sales to Nycomed.

Cost of Royalties. We recorded cost of royalties of $2.1 million and $1.2 million, respectively, during the six months ended June 30, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses decreased to $22.7 million for the six months ended June 30, 2007 from $41.4 million for the comparable period in 2006. The decrease is principally due to a $6.9 million decrease in the costs of advancing our PREOS® clinical program, a $4.3 million decrease in stock-based compensation, a $4.2 million decrease in personnel costs excluding those costs associated with our PREOS®, teduglutide and mGluR programs due to the 2007 and 2006 Restructuring Plans, a $2.0 million decrease in licensing fees associated with intellectual property rights acquired, a $735,000 decrease in costs associated with the manufacture of clinical and commercial supplies of PREOS®, a $685,000 decrease in the development costs of advancing our teduglutide clinical program, a $305,000 decrease in the development costs of advancing our mGluR program and overall decreases in our research and development overhead, including facility costs, information technology costs and depreciation; offset by a $3.0 million increase in costs associated with the manufacture of clinical and commercial supplies of teduglutide.

Selling, General and Administrative. Our selling, general and administrative expenses decreased to $11.9 million for the six months ended June 30, 2007 from $34.9 million for the comparable period in 2006. The decrease is due primarily to a $9.2 million decrease in pre-launch commercial support, educational and commercial activities, excluding personnel costs, associated with PREOS® and terminating our sales promotional activities around Kineret® and Restasis® in 2006, a $4.5 million decrease in compensation expense due to severance agreements, a $3.8 million decrease in personnel costs due to the 2007 and 2006 Restructuring Plans, a $2.9 million decrease in compensation cost related to stock-based compensation and overall decreases in our selling, general and administrative overhead, including facility costs, information technology costs and depreciation, for efforts in the execution of our 2006 and 2007 Restructuring Plans.

Restructuring Charges. The charge related to the 2007 Restructuring Plan during the six months ended June 30, 2007 and 2006, was $10.7 million and zero, respectively, and was comprised primarily of severance related expenses. The charge related to the 2006 Restructuring Plan during the six months ended June 30, 2007 and 2006 was $512,000 and 6.0 million, respectively. The charge during the six months ended June 30, 2006 was comprised primarily of $5.4 million in severance related expenses and $538,000 in contract terminations costs.

Total Other Expense, Net. Our total other expense, net, increased to $10.8 million for the six months ended June 30, 2007 from $8.1 million for the comparable period in 2006. The increase in total other expense, net, for the six months ended June 30, 2007 compared to the same period in the prior year is due primarily to a $1.5 million decrease in interest income due to lower average cash, cash equivalent and marketable security balances in 2007, a $1.0 million charge related to the early extinguishment of our lease financing obligation, a $231,000 increase in interest expense related to increasing our estimate of the effective interest rate on our Secured Notes for the cash sweep premium and a $77,000 increase in foreign currency transaction gain.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	June 30, 2007	December 31, 2006
Cash, cash equivalents, and marketable securities	$91,446	$146,152
Total assets	149,942	224,740
Current debt	204,023	19,044
Non-current debt	142,429	365,533
Stockholders’ deficit	$(225,988)	$(193,244)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of June 30, 2007, we had recognized $184.3 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash and $355.2 million from the sale of secured debt and convertible debt for cash.

The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $91.4 million at June 30, 2007.

Our $192.0 million 3.0% Convertible Notes, or Convertible Notes, mature in June 2008. Although, our current balance of cash, cash equivalents and marketable securities is not sufficient to repay the outstanding Convertible Notes, we have prepared our condensed consolidated financial statements with the assumption that we will continue as a going concern. Subsequent to June 30, 2007, we have completed three transactions that will enable us to retire our Convertible Notes. The three transactions, which are described more fully in the following paragraphs, generated net proceeds of approximately $196.4 million. We are evaluating specific options to retire the remaining Convertible Notes.

On August 7, 2007 we completed a private placement of $50.0 million of our 5.75% Convertible Notes, or 5.75% Notes, due August 7, 2014 with funds managed by Visium Asset Management LLC. Interest on the 5.75% Notes is payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. The holders may convert all or a portion of the 5.75% Notes into common stock at any time on or before August 7, 2014. The 5.75% Notes are convertible into our common stock at a conversion rate equal to approximately $5.44 per share, subject to adjustment in certain events. On or after August 7, 2012, we may redeem any or all of the 5.75% Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured indebtedness. Neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

On August 7, 2007, we announced that our wholly owned subsidiary, Cinacalcet Royalty Sub LLC, closed a private placement of $100.0 million of its Pharmaceutical Royalty Monetization AssetSM (PhaRMASM ) Secured 15.5% Class B Notes due 2017 (Class B Notes). We received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes are secured by certain royalty and related rights under our agreement with Amgen and are non-recourse to NPS Pharmaceuticals, Inc. The only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Secured Notes, described elsewhere in this report, including on page 23 below, are paid in full.

On July 31, 2007, we entered into a Lease Termination Agreement with the Mars Discovery District (MaRs) under which our operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, we sold our Tenant Improvements to a third party for $2.3 million.

On July 16, 2007, we entered into an Agreement for the Sale and Assignment of Rights with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million. An additional $25.0 million will be due to us in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the amount of principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to us. The proceeds from the sale will be used to retire a portion of the Convertible Notes.

On June 29, 2007, we entered into an Agreement of Purchase and Sale with the University of Utah to sell our 93,000 square foot laboratory and office building, including certain laboratory and office equipment and furnishings, located in Salt Lake City, Utah for $21.0 million. We closed the transaction under this agreement on July 12, 2007. The sale of this facility is part of our restructuring initiative which includes a plan to close our Salt Lake City facility and to discontinue all Salt Lake City operations.

On June 25, 2007, we closed on our Agreement of Purchase and Sale with Transglobe Property Management Services Ltd. in Trust to sell our land and 85,795 square foot laboratory and office building located in Mississauga, Ontario, Canada for $4.4 million. The sale of this facility is part of our restructuring initiatives, which includes a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

In March 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. As of July 31, 2007, we have 69 employees. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We believe the restructuring will enhance our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

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

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., or BioMed Realty, a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR – 383 Colorow Drive LLC, or BMR, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. In May 2007, we closed on an Agreement of Purchase and Sale to repurchase from BioMed Realty our 93,000 square foot laboratory and office building located in Salt Lake City, Utah, for $20.0 million. Under the terms of the Agreement of Purchase and Sale, our 15-year lease obligation to BMR was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the building was in excess of the carrying value of the lease financing obligation. Accordingly, we recorded a loss of $1.0 during the three and six months ended June 30, 2007 on such extinguishment. As discussed above, in July 2007 we closed our transaction with the University of Utah and sold the building along with certain equipment and furnishings for $21.0 million.

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

Payments of principal will be made on March 30 of each year, to the extent there is sufficient revenue available for such principal payment. In connection with the issuance of the Secured Notes, we were required to place $14.2 million of the Secured Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. The remaining amount in the restricted cash reserve as of December 30, 2006 was used to repay principal and redemption premiums on March 30, 2007. In the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. The Company may repurchase, in whole but not in part, the Secured Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar® by Amgen. We are accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest in the notes was $4.7 million as of June 30, 2007 which represents our estimate of the redemption premium of $1.6 million and our quarterly interest payment of $3.1 million paid in July 2007. We incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Secured Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.3%.

In April 2004, we signed a distribution and license agreement with Nycomed Danmark ApS, or Nycomed, in which we granted Nycomed the exclusive right to develop and market PREOS® in Europe. Nycomed also agreed to make an equity investment in NPS of $40.0 million through the purchase of 1.3 million shares of NPS common stock in the form of a private placement. We closed on the equity investment on July 7, 2004. The agreement also requires Nycomed to pay us up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. On July 2, 2007, the Company entered into a new License Agreement with Nycomed to allow Nycomed to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel, and amend certain rights and obligations of NPS and Nycomed under the 2004 license agreement. To date, we have earned 5.6 million euros in milestone payments from Nycomed. Nycomed has also committed to participate in fifty percent of the costs incurred in the conduct of certain Phase IIIb clinical trials up to a maximum contribution of 10.4 million euros and to expend at least 10.4 million euros in the conduct of certain Phase IV clinical studies. Under the terms of the agreement, we recognized revenue during the three months ended June 30, 2007 and 2006 of $2.3 million and $779,000, respectively. During the six months ended June 30, 2007 and 2006, we recognized revenue of $3.9 million and $1.2 million, respectively.

In July 2003, we completed a private placement of $192.0 million of our 3.0 % Convertible Notes due June 15, 2008. Interest is payable semi annually in arrears on June 15 and December 15 of each year. Accrued interest on the Convertible Notes was approximately $256,000 as of June 30, 2007. The holders may convert all or a portion of the Convertible Notes into common stock at any time on or before June 15, 2008. The Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $36.59 per share, subject to adjustment in certain events. The Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, we may redeem any or all of the Convertible Notes at a redemption price of 100 percent of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The Convertible Notes will mature on June 15, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a “fundamental change”, as described in the Convertible Note indenture. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

The following table summarizes our cash flow activity for the six months ended June 30, 2007 and 2006 (amounts in thousands):

	Six months ended June 30,
	2007	2006
Net cash used in operating activities	$(33,665)	$(85,256)
Net cash provided by investing activities	$53,219	$48,458
Net cash provided by (used in) financing activities	$(25,475)	$5,163

Net cash used in operating activities was $33.7 million for the six months ended June 30, 2007 compared to $85.3 million for the six months ended June 30, 2006. The decrease in cash used in operating activities during the six months ended June 30, 2007 compared to same period in the prior year is primarily a result of a decreased net loss in the six months ended June 30, 2007, compared with the same period in the prior year due to the 2006 and 2007 Restructuring Plans. The net loss decreased $41.7 million due primarily to increased revenues recognized under license agreements and decreases in research and development expenses, selling, general and administrative expenses and restructuring charges. Additionally, cash used for accounts payable and accrued expenses decreased $10.0 million, cash provided by accounts receivable increased $6.9 million and we recorded $7.4 million less in non-cash compensation expense in 2007 compared to 2006.

Net cash provided by investing activities was $53.2 million for the six months ended June 30, 2007 compared to $48.5 million for the six months ended June 30, 2006. Net cash provided by investing activities during the six months ended June 30, 2007 and 2006 was primarily the result of selling marketable investment securities to fund current operations. Additionally, we received $4.4 million in proceeds on the sale of our Mississuaga facility in 2007. Capital expenditures for the six months ended June 30, 2007 and 2006 were $42,000 and $1.2 million, respectively.

Net cash used in financing activities was $25.5 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $5.2 million for the six months ended June 30, 2006. Cash used in financing activities during the six months ended June 30, 2007 primarily relates the purchase of the Salt Lake City building and related retirement of our lease financing obligations for $20.0 million in May 2007 and principal payments of $19.3 million on our Secured Notes offset by decreases in our restricted cash balances of $13.5 million related to our Secured Notes. During the six months ended June 30, 2006, cash was used in financing activities to make principal payments $1.4 million on our Secured Notes offset by decreases in our restricted cash balances of $5.7 million related to our Secured Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $353,000 and $788,000, respectively, of cash during the six months ended June 30, 2007 and 2006. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30, 2007, we have a total commitment of up to $1.4 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

We expect that our existing capital resources including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next 12 months, excluding repayment of our convertible debt. However, our actual needs will depend on numerous factors, including the success of our restructuring and outsourcing initiative, the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates. In particular, the FDA proposed that we conduct a new clinical trial for PREOS® in order to provide a complete response to the March 9, 2006 approvable letter. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. Share-based compensation expense recognized during the three months ended June 30, 2007 and 2006 was $1.2 million and $3.4 million respectively. Share-based compensation expense recognized during the six months ended June 30, 2007 and 2006 was $2.1 million and $9.1 million, respectively. At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $15.2 million, which is expected to be recognized over a weighted-average period of 1.80 years.

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

For purposes of estimating the fair value of stock options granted during the three months ended June 30, 2007 and 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 60.5 % and 61.7%, respectively). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model. In calculating the estimated volatility for the three months ended June 30, 2007 and 2006, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 4.7% and 4.9%, respectively, for the three months ended June 30, 2007 and 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for the three months June 30, 2007 and 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.9 years and 3.9 years, respectively, for the three months ended June 30, 2007 and 2006).

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

Our balance sheet reflects net long-lived assets of $33.1 million, including net goodwill of $10.3 million on June 30, 2007.

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

We perform an annual impairment review of goodwill. We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets as of June 30, 2007.

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

In June 2007, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities, or EITF 07-3. EITF 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively for new contractual agreements. We are currently evaluating the impact, if any, the adoption of EITF 07-3 will have on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes and our lease financing obligation. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ equity (deficit). Our 3.0 percent Convertible Notes in the principal amount of $192.0 million due June 15, 2008 and our 8.0 percent Secured Notes in the principal amount of $154.5 million each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the June 30, 2007 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely determination regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, due to the 2007 Restructuring Plan and the subsequent consolidation of offices and reduction in employees, we are in the process of reviewing all of our internal controls over financial reporting in an effort to maximize the value of existing internal controls in a smaller more centralized company. Additionally, we have hired several new accounting personnel in our New Jersey office that will be responsible for internal controls over financial reporting beginning in the third quarter of 2007.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

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

We intend to vigorously defend our self and the related defendants in this action. We believe the claims are without merit and filed a motion to dismiss this action. The motion to dismiss was denied by the court, and we will now proceed with the litigation process. An answer to the consolidated complaint was filed on July 19, 2007. We maintain insurance for actions of this nature, which we believe is adequate.

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

We also intend to vigorously defend against this action. We believe the claims are without merit and filed a motion to dismiss the complaint for failure to make a litigation demand or, in the alternative, to stay the action pending the conclusion of the securities class action. The motion to dismiss this action has been granted with leave to amend and re-file the complaint. We maintain insurance for actions of this nature, which we believe is adequate.

Item 1A.	Risk Factors.

The following information sets forth material changes from the risk factors we disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2006. The following risks could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks including those previously disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2006, those not presently known to us or those that we currently deem immaterial, may also affect our business operations.

If we do not receive regulatory approval to market teduglutide in a timely manner, or at all, or if we obtain regulatory approval to market teduglutide but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

Before we apply for regulatory approval for the commercial sale of teduglutide, we must complete our Phase III clinical trial in adult patients with short bowel syndrome, or SBS, and the data from such trial must indicate that the drug was safe and effective in those patients. It is our intention to utilize a single pivotal Phase III clinical trial to support the filing of an NDA for teduglutide given the precedence already set for a competing product used to treat SBS, the difficulty enrolling patients in SBS clinical trials and the complexity of carrying out such trials. There is no assurance that the results of the current Phase III clinical trial will satisfy the FDA requirements for the filing of an NDA for teduglutide. Further, we cannot assure you that the FDA will accept a single Phase III clinical trial for SBS and not require us to conduct another Phase III clinical trial in support of our application for approval. Ordinarily, the FDA guidelines recommend that sponsors conduct two (2) Phase III clinical trials. The FDA has discussed this guidance with us and has indicated that results from the current Phase III registration study must be robust and unambiguous to qualify the trial as a single registration study.

Analysis and reporting on a carcinogenicity study for teduglutide is nearing completion and will be included as part of our NDA, if and when file an NDA for teduglutide. Tumors were observed in animals receiving the study drug and those receiving placebo. Although the final study report is not yet complete, after reviewing the data from the study, an expert panel of pathologists has concluded that there were no treatment-related malignant tumors in the animals. Nevertheless, the FDA may require a black-box warning be placed on the packaging of the product or may impose other labeling requirements that could substantially restrict revenues from such product when and if it is approved for marketing.

The preparation of an NDA is a time consuming and expensive endeavor and the NDA for teduglutide will be no exception. There can be no assurances that we will be able to prepare an NDA for teduglutide in a timely manner or at all. If we are able to prepare and file an NDA, we can not assure you that the FDA will accept the NDA for review or ultimately approve teduglutide for commercial sale. We understand that biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If we are unable to obtain regulatory approval to commercialize teduglutide in a timely manner, or at all, or if the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our ability to generate revenues to sustain our operations will be substantially impaired, our business will be materially harmed and our stock price may be adversely affected.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 22, 2007. The stockholders approved all proposals by the votes specified below:

Proposal One: To elect seven (7) members of the Board of Directors as set forth in our 2007 Proxy Statement.

Nominees	For	Withheld
Michael W. Bonney	36,136,929	1,065,323
N. Anthony Coles	36,145,601	1,056,651
James G. Groninger	36,074,722	1,127,530
Donald E. Kuhla	36,131,791	1,070,461
Rachel R. Selisker	36,155,371	1,046,881
Calvin R. Stiller	36,157,160	1,045,092
Peter G. Tombros	36,104,740	1,097,512

Proposal Two: To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

For:	Against:	Abstain:
36,249,735	627,249	325,268

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Sublease Agreement, dated June 19, 2007, between NPS Pharmaceuticals, Inc. and Celanese Americas Corporation

10.2	Purchase and Sale Agreement, dated June 29, 2007, by and between NPS Pharmaceuticals, Inc. and the University of Utah.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: August 7, 2007	By:	/S/ N. ANTHONY COLES
N. Anthony Coles, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	By:	/S/ GERARD J. MICHEL
Gerard J. Michel, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Sublease Agreement, dated June 19, 2007, between NPS Pharmaceuticals, Inc. and Celanese Americas Corporation

10.2	Purchase and Sale Agreement, dated June 29, 2007, by and between NPS Pharmaceuticals, Inc. and the University of Utah.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer