Form 10-Q
period 2007-09-30
NPS PHARMACEUTICALS INC
filed 2007-11-09
CIK 890465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Hills Drive, Bedminster, New Jersey	07921
(Address of Principal Executive Offices)	(Zip Code)

(908) 450-5300

(Registrant’s Telephone Number, Including Area Code)

383 Colorow Drive, Salt Lake City, Utah 84108

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 7, 2007
Common Stock $.001 par value	46,469,043

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$206,278	$36,244
Marketable investment securities	95,951	109,908
Restricted cash and cash equivalents	16,246	21,921
Accounts receivable	16,927	15,534
Inventory	994	363
Other current assets	3,043	5,719

Total current assets	339,439	189,689

Plant and equipment:
Building	—	15,010
Equipment	573	16,567
Leasehold improvements	—	3,029

	573	34,606
Less: accumulated depreciation and amortization	236	14,757

Net plant and equipment	337	19,849

Goodwill	10,965	9,333
Debt issuance costs, net of accumulated amortization	8,248	5,569
Other assets	2,500	300

	$361,489	$224,740

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,768	$24,665
Deferred revenue	6,120	758
Current installments of notes payable, lease financing and capital lease obligations	191,304	19,044

Total current liabilities	220,192	44,467
Notes payable, less current portion	337,269	346,690
Lease financing and capital lease obligations, less current portion	110	18,843
Deferred revenue, less current portion	10,000	5,045
Other liabilities	3,616	2,939

Total liabilities	571,187	417,984

Stockholders’ deficit:
Common stock	46	46
Additional paid-in capital	681,490	677,474
Accumulated other comprehensive loss:
Net unrealized loss on marketable investment securities	(59)	(326)
Foreign currency translation	(441)	(1,566)
Accumulated deficit	(890,734)	(868,872)

Total stockholders’ deficit	(209,698)	(193,244)

	$361,489	$224,740

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$12,357	$839	$14,939	$1,889
Royalties, milestones, and license fees	16,804	9,232	37,328	22,547

Total revenues	29,161	10,071	52,267	24,436

Operating expenses:
Cost of goods sold	823	536	2,875	902
Cost of royalties	1,228	796	3,363	1,954
Research and development	5,400	13,692	28,121	55,078
Selling, general and administrative	5,744	7,482	17,667	42,405
Restructuring charges	1,013	2,228	12,252	8,240
Gain on sale of fixed assets	(6,459)	—	(6,459)	—
Gain on sale of assets held for sale	—	—	(1,826)	—

Total operating expenses	7,749	24,734	55,993	108,579

Operating income (loss)	21,412	(14,663)	(3,726)	(84,143)

Other income (expense):
Interest income	3,225	2,155	6,697	7,091
Interest expense	(10,813)	(8,478)	(24,411)	(21,845)
Loss on extinguishment of lease financing obligation	—	—	(970)	—
Gain on extinguishment of debt	604	—	604	—
Gain on sale of marketable investment securities	(36)	(143)	(35)	(143)
Foreign currency transaction (gain) loss	(303)	28	(19)	234
Other	—	22	(2)	123

Total other expense, net	(7,323)	(6,416)	(18,136)	(14,540)

Income (loss) before income tax expense (benefit)	14,089	(21,079)	(21,862)	(98,683)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$14,089	$(21,079)	$(21,862)	$(98,683)

Net income (loss) per common and potential common share
Basic	$0.30	$(0.45)	$(0.47)	$(2.13)

Diluted	$0.28	$(0.45)	$(0.47)	$(2.13)

Weighted average common and potential common shares outstanding
Basic	46,841	46,435	46,729	46,329

Diluted	52,396	46,435	46,729	46,329

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,862)	$(98,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,490	4,703
Realized gain on disposition of assets held for sale	(1,826)	—
Realized (gain) loss on disposition of equipment	(6,489)	2
Realized loss on extinguishment of notes payable and lease financing obligation	366	—
Realized loss on sale of marketable investment securities	35	143
Compensation expense on deferred stock units, restricted stock units and restricted stock	1,176	1,254
Compensation expense on stock options and stock appreciation rights	2,392	11,431
(Increase) decrease in operating assets:
Accounts receivable	(1,100)	(6,225)
Other current assets and other assets	820	(1,126)
Inventories	(510)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(5,147)	(12,812)
Deferred revenue	9,373	3,466
Other liabilities	701	(619)

Net cash used in operating activities	(18,581)	(98,466)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	340,201	135,519
Purchases of marketable investment securities	(325,996)	(64,931)
Acquisitions of equipment and leasehold improvements	(42)	(1,241)
Proceeds from sale of assets held for sale	4,372	—
Proceeds from sale of fixed assets	24,555	6

Net cash provided by investing activities	43,090	69,353

Cash flows from financing activities:
Principal payments on notes payable and lease financing obligation	(58,775)	(1,371)
Proceeds from issuance of notes payable	202,282	—
Payment of debt issuance costs	(4,769)	—
Proceeds from issuance of common stock	423	1,091
Decrease in restricted cash and cash equivalents	5,675	(1,846)

Net cash provided by (used in) financing activities	144,836	(2,126)

Effect of exchange rate changes on cash	689	348

Net decrease in cash and cash equivalents	170,034	(30,891)
Cash and cash equivalents at beginning of period	36,244	98,712

Cash and cash equivalents, at end of period	$206,278	$67,821

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,503	$11,700
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	267	432

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and all its subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary, collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by accounting principles generally accepted in the United States of America has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2007.

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

(2)	Income (Loss) Per Common Share

Three Months Ended September 30, 2007
EPS Numerator – Basic:
Net income	$14,089

EPS Denominator – Basic:
Weighted-average number of shares of common stock outstanding	46,841

EPS Numerator – Diluted:
Net income	$14,089
Adjustment for interest	436

Net income, adjusted	$14,525

EPS Denominator – Diluted:
Weighted-average number of shares of common stock outstanding	46,841

Effect of dilutive securities:
Stock options	1
Restricted stock units	59
5.75% Convertible debt	5,495

Dilutive potential common shares	5,555

Weighted-average common shares and dilutive potential common shares	52,396

Basic income per common share	$0.30
Diluted income per common share	$0.28

Basic income (loss) per common share is the amount of income (loss) for the period applicable to the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period applicable plus interest expense to weighted average shares of common stock outstanding during the reporting period and to weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

For the three and nine months ended September 30, 2007, potentially diluted common shares applicable to the 3% and 5.75% convertible notes that were deemed to be issued during the period have been weighted and included for the period the convertible securities were outstanding. Potential common shares of approximately 10.1 million during the three months ended September 30, 2007, 15.6 million during the nine months ended September 30, 2007 and 11.4 million during the three and nine months ended September 30, 2006, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debentures were approximately 5.1 million and 10.6 million common shares, respectively for the three and nine months ended September 30, 2007 and were 5.2 million common shares for the three and nine months ended September 30, 2006. Additionally potential dilutive common shares related to stock options, stock appreciation rights, and restricted stock units were 5.0 million and 6.2 million common shares, respectively.

(3)	Operating Segments

The Company is engaged in the discovery, development, and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company’s subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $11.6 million and $9.3 million, respectively, as of September 30, 2007 and December 31, 2006. The Company recognized non-United States revenue of $14.8 million and $1.2 million, respectively, during the three months ended September 30, 2007 and 2006 and the Company recognized non-United States revenue of $18.7 million and $4.4 million, during the nine months ended September 30, 2007 and 2006. Substantially all of the Company’s revenues for the three and nine months ended September 30, 2007 and 2006 were from two and three licensees, respectively, of the Company. As of September 30, 2007 and December 31, 2006, the majority of the Company’s accounts receivable balances were from two licensees and four licensees, respectively.

(4)	Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss) are as follows, in thousands:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Other comprehensive income (loss):
Gross unrealized gain on marketable investment securities	$181	$652	$302	$575
Reclassification for realized gain on marketable investment securities	(36)	(143)	(35)	(143)

Net unrealized gain on marketable investment securities	145	509	267	432
Foreign currency translation gain (loss)	1,118	(129)	1,125	273
Net income (loss)	14,089	(21,079)	(21,862)	(98,683)

Comprehensive income (loss)	$15,352	$(20,699)	$(20,470)	$(97,978)

(5)	Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Convertible notes payable	$221,800	$192,000
Secured notes payable	306,734	173,734
Capital lease	149	—
Lease financing obligation	—	18,843

Total borrowings	528,683	384,577
Less: current position	191,304	19,044

Total long-term debt obligations	$337,379	$365,533

(a)	Convertible Notes Payable

In July 2003, the Company completed a private placement of $192.0 million 3% Convertible Notes due June 15, 2008 (3% Convertible Notes). The Company received net proceeds from the 3% Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The 3% Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the 3% Convertible Notes was approximately $1,543,000 as of September 30, 2007. The holders may convert all or a portion of the 3% Convertible Notes into common stock at any time on or before June 15, 2008. The 3% Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The 3% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured indebtedness. On or after June 20, 2006, the Company may redeem any or all of the 3% Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a “fundamental change,” as defined in the indenture governing the 3% Convertible Notes, holders of the 3% Convertible Notes may require the Company to redeem all or a part of the 3% Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the 3% Convertible Notes and common stock issuable upon conversion of the 3% Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which are being amortized over a five-year period. The effective interest rate on the 3% Convertible Notes, including debt issuance costs, is 3.6%.

In August 2007 the Company repurchased $20.2 million par value of outstanding 3% Convertible Notes in the open market at a price of $19.5 million plus accrued interest. These 3% Convertible Notes were subsequently retired in September 2007. As of September 30, 2007, the Company had $171.8 million of the 3% Convertible Notes outstanding. The repurchase and subsequent retirement of the 3% Convertible Notes is considered an early extinguishment of debt. The amount paid to repurchase the 3% Convertible Notes was less than the carrying value of the 3% Convertible Notes. Accordingly, the Company recorded a gain of $604,000, which is net of the write-off of $103,000 of deferred financing costs, during the three and nine months ended September 30, 2007 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (APB No. 26). Additionally on October 17, 2007, the Company closed a tender offer in which $171.2 million in 3% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. After acquiring these 3% Convertible Notes the Company retired them in October 2007. As of November 8, 2007, $598,000 in 3% Convertible Notes remain outstanding.

Under the Registration Rights Agreement for the 3% Convertible Notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the 3% Convertible Notes is not maintained, or if the Company fails to perform certain other registration related performance obligations, at any time prior to the redemption of the 3% Convertible Notes, the repayment of the 3% Convertible Notes or certain corporate events as defined in the 3% Convertible Notes agreement. The Company believes the likelihood of such an event occurring is remote and, in accordance with FSP Issues No. 00-19-2, as such, the Company has not recorded a liability as of September 30, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement until a shelf registration statement, post effective amendment thereto, or prospectus supplement covering the 3% Convertible Notes is again effective, or filed in the case of a prospectus supplement, the potential liquidated damages would be 0.5% of the aggregate principal amount of such 3% Convertible Notes or 0.5% of the conversion price for common stock that has been issued upon conversion of a 3% Convertible Note. Such liquidated damages would accrue from the date the Company was required to file such registration statement or prospectus supplement until the date the registration statement or prospectus supplement was actually filed.

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75%

payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $423,000 as of September 30, 2007. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75 % Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder’s option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC covering the common stock issuable upon conversion of the 5.75% Convertible Notes. However, the registration statement is not yet effective. The Company incurred debt issuance costs of approximately $600,000, which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants The Company believes the likelihood of such an event occurring is remote and, in accordance with FSP EITF Issue No. 00-19-2, as such, the Company has not recorded a liability as of September 30, 2007.

(b)	Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the 8% Secured Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of September 30, 2007, the outstanding principal balance on the Class A Notes was $154.5 million. In connection with the issuance of the Class A Notes, the Company was required to place $14.2 million of the Class A Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. The remaining amount in the restricted cash reserve account after December 30, 2006 was used to repay principal on March 30, 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of September 30, 2007, the Company classified $19.5 million of the Class A Notes as current based on royalty payments accrued during the nine months ended September 30, 2007 less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters’ sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the “effective interest-rate” method. Accrued interest on the notes was $5.7 million as of September 30, 2007 which represents the Company’s estimate of the redemption premium of $2.6 million and the Company’s quarterly interest payment of $3.1 million paid in October 2007. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the “effective interest-rate” method. The effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 11.4%.

In July 2007, the Company entered into an Agreement for the Sale and Assignment of Rights (DRC Agreement) with Drug Royalty L.P.3 (Drug Royalty) in which the Company sold to Drug Royalty its right to receive future royalty payments arising from sales of PREOTACT under its license agreement with Nycomed Danmark ApS (Nycomed). Under the DRC Agreement, Drug Royalty paid the company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the principal advanced, the DRC Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. After evaluating the DRC Agreement under Emerging Issues Task Force Issue No. 88-18, Sales of Future Revenues, the Company has determined that it should classify the initial up-front purchase price as debt and amortize using the effective interest rate method over a estimated life of 11 years. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of PREOTACT by Nycomed. The effective interest rate under the DRC Agreement, including issuance costs, is 18.2%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. PIK Notes were issued on September 30, 2007 in the amount of $2.3 million. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the “effective interest-rate” method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 21.6%.

(c)	Lease Financing Obligations

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, L.P., or BioMed Realty, a Maryland limited partnership, in which the Company sold its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and leased back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Because the lease agreement in the sale-leaseback transaction contained a purchase option by the Company, SFAS No. 98, Accounting for Leases, required the Company to account for the transaction as a financing, deferring the gain on the sale of $4.3 million.

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase from BioMed Realty its 93,000 square foot laboratory and office building for $20.0 million. Under the terms of the agreement, the Company’s 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of zero and $1.0 million during the three and nine months ended September 30, 2007 on such extinguishment in accordance with the provisions of APB No. 26. See Note 12, Sale of Building and Termination of Ground Lease.

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

The charge related to the 2006 Restructuring Plan during the three months ended September 30, 2007 and 2006 was a credit of $17,000 and a charge of $2.2 million, respectively. The charge related to the 2006 Restructuring Plan during the nine months ended September 30, 2007 and 2006 was $476,000 and $8.2 million, respectively. Associated severance payments related to the 2006 Restructuring Plan were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid by January 31, 2008 for severed Canadian employees. The cumulative restructuring charges through September 30, 2007 related to the 2006 Restructuring Plan were $8.7 million.

On March 14, 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company closed its operations in Toronto, Canada and Salt Lake City, Utah. These steps are part of the Company’s strategy to transition to an organization that will rely primarily on outsourcing research, development and clinical trial activities and manufacturing operations, as well as other functions critical to its business. The Company believes this approach enhances its ability to focus on late stage product opportunities, preserve cash, allocate resources rapidly to different projects and reallocate internal resources more effectively.

The charge related to the 2007 Restructuring Plan during the three and nine months ended September 30, 2007 was $1.0 million and $11.8 million, respectively. The charge during the nine months ended September 30, 2007 was comprised of $9.0 million in severance related cash expenses, $1.0 million for accelerated vesting of options under existing employee severance agreements and retirement plan, $1.3 million for accelerated vesting of restricted stock units under employee retention plans and $485,000 for stock awards under employee severance enhancement agreements. Associated severance payments are anticipated to be paid by December 31, 2007 for severed United States employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges to date related to the 2007 Restructuring Plan were $11.8 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be between $13.0 and $15.0 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31, 2006	Charges	Cash	Non-Cash	September 30, 2007
2006 Restructuring Plan:
Severance	$607	$476	$(1,036)	$—	$47
2007 Restructuring Plan:
Severance	—	11,786	(6,616)	(1,040)	4,130

	$607	$12,262	$(7,652)	$(1,040)	$4,177

(7)	Income Taxes

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

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties and interest paid or received are recorded in interest expense or interest income, respectively. During the three and nine months ended September 30, 2007 and 2006, the Company did not record any interest income or interest expense and penalties related to the settlement of audits for prior periods.

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

A consolidated shareholders’ securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the United States District Court for the District of Utah, Central Division. The consolidated complaint asserts that, during the class period, the Company and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the Company’s New Drug Application for injectable PREOS. The consolidated complaint also alleges claims of option back dating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. On March 20, 2007, the Company filed a motion to dismiss the securities class action, which was denied by the court on July 3, 2007. The Company will now proceed with the litigation and is in the beginning phase of the discovery process.

On August 22, 2006, a shareholder of NPS filed a shareholder derivative action against certain of the Company’s present and former officers and directors. This action, which names the Company as a nominal defendant but is asserted on the Company’s behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah. The derivative complaint asserts allegations similar to those asserted in the securities class action described above. The derivative complaint also seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff’s costs and attorneys fees. The Company filed a motion to dismiss or, in the alternative, stay the shareholder derivative action pending the outcome of the securities action. On July 9, 2007, the motion to dismiss was granted by the court with leave to amend and re-file the complaint.

During the quarter ended September 30, 2007, three additional shareholder derivative suits were filed against certain officers, directors, and former directors of the Company in the United States District Court for the District of Utah. These lawsuits also assert allegations similar to those asserted in the securities class action described above and also allege that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS®. The lawsuits seek a determination that they are appropriate derivative actions, compensatory damages in unspecified amounts, and exemplary damages in unspecified amounts. The deadline for defendants to respond to these shareholder derivative suits filed in Utah federal court has not been set. The Company believes that the claims in each of the foregoing lawsuits are without merit and intends to vigorously defend itself and the related defendants in each of these actions. The Company maintains insurance for actions of this nature, which it believes is adequate.

(10)	Sale of Assets Held For Sale

In June 2007, the Company sold its land and 85,795 square foot laboratory and office building, including certain equipment and furnishings, located in Mississauga, Ontario, Canada to Transglobe Property Management Services Ltd. in Trust for $4.4 million. The Company recognized a gain on sale of assets held for sale during the three and nine months ended September 30, 2007 of zero and $1.8 million, respectively, on this transaction.

(11)	Lease Termination Agreement

In July 2007, the Company entered into a Lease Termination Agreement with the Mars Discovery District (MaRs) in which the Company’s operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, the Company sold its Tenant Improvements to a third party for $2.4 million. In August 2007, the Company auctioned off the remaining Toronto facility equipment for $1.1 million. The Company recognized a gain on sale of fixed assets during the three and nine months ended September 30, 2007 of $3.2 million on these transactions.

(12)	Sale of Building and Termination of Ground Lease

In July 2007, the Company closed on an agreement to sell its 93,000 square foot laboratory and office building including certain laboratory and office equipment and furnishings located in Salt Lake City, Utah for $21.0 million to the University of Utah. As part of the sale, the University of Utah agreed to release the Company from all obligations under a 40 year ground lease for land upon which the building is located. The Company recognized a gain on sale of fixed assets during the three and nine months ended September 30, 2007 of $3.3 million on this transaction.

(13)	New Collaborative and License Agreements

In July 2007, the Company entered into a new License Agreement with Nycomed to allow Nycomed to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel, and amend certain rights and obligations of NPS and Nycomed under the 2004 license and distribution agreement. Under the new license agreement, Nycomed is required to pay the Company royalties on product sales only in the European Union, the Common Wealth of Independent States and Turkey. The agreement provides for the assumption as of January 1, 2008 by Nycomed of NPS’ manufacturing and supply obligations to Nycomed and patent prosecution and maintenance obligations under the 2004 License Agreement. As part of the manufacturing and supply transfer, Nycomed paid NPS $11.0 million for a significant portion of NPS’ existing bulk drug inventory. Under the terms of the 2004 and 2007 agreements, the Company recognized $14.8 million and $18.7 million, respectively, in product sales, royalty, and milestone revenue during the three and nine months ended September 30, 2007 and $940,000 and $2.1 million for the three and nine months ended September 30, 2006.

In September 2007 the Company entered into a license agreement with Nycomed in which the Company granted Nycomed the right to develop and commercialize GATTEX(TM), or teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. The Company will receive $35.0 million in up-front fees under the agreement. Nycomed paid the Company $10.0 million upon signing the license agreement and will pay the Company an additional $25.0 million in up-front license fees. Nycomed had the right to forgo payment of the $25 million license fee if, within a certain period of time following the Company’s announcement of topline results from its Phase III study of GATTEX in patients with short bowel syndrome (SBS), Nycomed notified the Company of its intent to end the collaboration. However, Nycomed has notified the Company of its intention to proceed with the collaboration and pay the $25.0 million license fee. Under the terms of the agreement, the Company has the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. The Company did not recognize any research and licensing revenue during the three and nine months ended September 30, 2007 and 2006 under this agreement. Under the terms of the agreement, the Company is responsible to complete the on-going GATTEX clinical trials in SBS and Nycomed will share future development costs 50:50 with NPS to advance and broaden the indications for GATTEX. Under a previously existing licensing agreement with a third party, the Company is required to make a $2.5 million payment to the licensor as of September 30, 2007 as a result of its $10.0 million nonrefundable license fee from Nycomed and will be required to make future payments based on GATTEX royalty revenue and milestone fees including a payment to the licensor as a result of the $25.0 million payment received in the fourth quarter of 2007.

(14)	Subsequent Events

On October 9, 2007, the Company entered into an Asset Purchase Agreement with Astra Zeneca (AZ) in which the Company agreed to sell its rights, including intellectual property, in drugs targeting metabotropic glutamate receptors (mGluRs) to AZ for $30.0 million. Additionally, the Company and AZ agreed to terminate the collaborative research and development agreement related to drugs targeting mGluRs that was entered into in 2001. As a result of this termination, the Company is no longer required to provide research FTE support or pay for an equal share of external discovery costs, including patent related costs.

On October 17, 2007, the Company closed a tender offer in which $171.2 million in 3% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. After acquiring these 3% Convertible Notes the Company retired them in October 2007. As of November 8, 2007, $598,000 in 3% Convertible Notes remain outstanding.

On October 25, 2007, the Company announced that it had earned a $2.0 million milestone payment from Kirin Pharma Company Ltd. for the approval of Kirin’s NDA application for Cinacalcet HCl in Japan.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of small molecule drugs and recombinant proteins. Our current portfolio of approved drugs and product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. Our product portfolio consists of one U.S. Food and Drug Administration, or FDA, approved product, another product candidate that has been granted marketing approval in Europe and is the subject of an approvable letter from the FDA in response to a new drug application we filed in May 2005, a product candidate for which we have recently completed a pivotal Phase III clinical study, and released top-line results, and other product candidates in various stages of clinical development and preclinical development. Though we independently develop product candidates, we have entered into collaboration agreements for several of our programs.

We have incurred cumulative losses from inception through September 30, 2007 of approximately $890.7 million, and recognized cumulative revenues from research and license agreements of approximately $213.4 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our operating losses include: seeking approval to market PREOS® in the U.S. from the FDA; the conduct of current and future clinical trials with GATTEX, or teduglutide, and potentially PREOS®; and, clinical and commercial manufacturing for GATTEX, PREOS®, and PREOTACT®.

Approved Products and Product Candidates Undergoing Regulatory Review

Our FDA approved product, cinacalcet HCl, is being marketed in the U.S. and the European Union for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. We have licensed to Amgen worldwide rights to cinacalcet HCl, with the exception of Japan, China, North and South Korea, Hong Kong and Taiwan, where we have licensed such rights to Kirin Pharma Company, Ltd., or Kirin. Amgen developed and is marketing cinacalcet HCl in the U.S. under the brand name Sensipar® and in Europe under the brand name Mimpara®. On October 19, 2007 Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. We earned a $2.0 million milestone payment from Kirin for this approval. We expect Kirin to launch marketing activities relating to cinacalcet HCl, pending pricing approval, in 2008. Both Amgen and Kirin have contractually committed to pay us royalties on their sales of cinacalcet HCl.

The European Commission has granted marketing authorization for PREOS® for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The marketing authorization is valid in all 25 member states of the European Union, or EU. We have granted to Nycomed Danmark ApS, or Nycomed, the exclusive right to market and sell PREOS® in all non-U.S. territories, excluding Japan and Israel. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

In July 2007, we entered into an Agreement for the Sale and Assignment of Rights, with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT® under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million. An additional $25.0 million will be due to us in 2010 if certain PREOTACT® sales thresholds are achieved. If and when Drug Royalty receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to us.

In May 2005, we filed an NDA for PREOS® with the FDA seeking approval to market PREOS® in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS® NDA is approvable. Additional information regarding the approvable letter and our proposed path forward for PREOS® is provided below under the caption “Major Research and Development Projects.”

Major Research and Development Projects

Our major research and development projects involve GATTEX, and PREOS®. We and our corporate licensees also have other significant ongoing research and development activities with our proprietary compounds, including, the development of calcilytic compounds by GlaxoSmithKline and other proprietary pre-clinical research programs.

GATTEX. GATTEX is an analog of glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating GATTEX as a potential treatment for short bowel syndrome, or SBS, and other indications, including Crohn’s disease, chemotherapy-induced enteritis, necrotizing enterocolitis and various other gastrointestinal diseases.

We have completed a pivotal Phase III clinical study in patients with SBS to measure the ability of GATTEX to reduce a patient’s dependency on total parenteral nutrition, or TPN. The Phase III clinical study was a double-blind, randomized, placebo-controlled trial with a study duration of six months and included two dose groups in which 83 patients with SBS received either a low dose of GATTEX, (0.05 milligrams/kilogram/day), a higher dose (0.10 mg/kg/day) or placebo. The original primary endpoint for the study was a twenty percent (20%) or greater reduction in TPN for study subjects at weeks 20 to 24 of the study compared to baseline. During the finalization of the Phase III study’s statistical analysis plan, the primary endpoint for the Phase III trial was expanded to incorporate several data points that were originally included as secondary endpoints in the protocol. The expanded endpoint was designed to account for the degree of effect and duration of a patient’s response to GATTEX. Accordingly, the expanded endpoint of the study called for a reduction in TPN of at least twenty percent 20% comparing baseline to weeks 16 to 24, measured as a graded response to capture reductions up to 100%. We announced top-line data results from this study in October 2007. In an intent-to-treat analysis, forty-six percent (46%) of patients receiving the lower dose of GATTEX (N=35) responded and achieved a highly statistically significant reduction in TPN compared to placebo (p=0.007), with two patients gaining independence from and discontinuing TPN by week 20 and a third patient discontinuing TPN at the end of treatment. Twenty-five percent (25%) of patients receiving the higher dose of GATTEX responded and showed a trend in the difference between the treatment group and placebo, but this did not reach statistical significance (p=0.161). The study’s criteria for conducting the statistical analysis of the primary endpoint required that the results of the high-dose group show statistical significance before the results of the low-dose group could be considered. However, given GATTEX’s orphan drug designation for SBS and the statistically strong and clinically meaningful findings in the low-dose group, we intend to meet with the FDA to discuss the path to regulatory approval for GATTEX. Once a careful review of the top-line results is completed and after meeting with the FDA, we will determine when we will submit an NDA to the FDA for approval to market GATTEX for the treatment of SBS.

Patients who completed the pivotal Phase III clinical study are able to receive additional treatment with GATTEX under our extension study. Patients who received GATTEX in the pivotal Phase III clinical study may receive an additional 28 weeks of GATTEX for a total of 52 weeks of treatment. The objective of this extension study is to evaluate the long-term safety and efficacy of daily dosing of GATTEX as well as impact on reductions in TPN.

A Phase IIa proof-of-concept clinical study to evaluate the possible utility of GATTEX in the treatment of patients with Crohn’s disease has been completed. Additionally, we have completed a safety study and a dose escalation study with GATTEX as part of our clinical development plan for this drug candidate.

We have reviewed encouraging findings from preclinical studies with GATTEX demonstrating the drug’s potential to prevent necrotizing enterocolitis and chemotherapy-induced enteritis. We believe both indications represent serious unmet medical needs that may be addressed by GATTEX therapy, and are exploring the conduct of clinical studies in each of these indications.

In September 2007 we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. We will receive $35.0 million in up-front fees under the agreement. Nycomed paid us $10.0 million upon signing the license agreement and will pay us an additional $25.0 million in up-front license fees. Nycomed had the right to forgo payment of the $25 million license fee if, within a certain period of time following our announcement of topline results from our Phase III study of GATTEX in patients with SBS, Nycomed notified us of its intent to end the collaboration. However, Nycomed has notified us of its intention to proceed with the collaboration and pay the $25.0 million license fee. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. Under the terms of the agreement, we are responsible to complete the on-going GATTEX clinical trials in SBS and Nycomed will share future joint development costs 50:50 with us to advance and broaden the indications for GATTEX. Under a previously existing licensing agreement with a third party, we were required to make a $2.5 million payment as of September 30, 2007, to the licensor as a result of our $10.0 million nonrefundable license fee from Nycomed including a payment to the licensor as a result of the $25.0 million payment received in the fourth quarter of 2007.

During the three months ended September 30, 2007 and 2006, we incurred $4.0 million and $3.4 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of GATTEX. During the nine months ended September 30, 2007 and 2006, we incurred $13.6 million and $12.4 million, respectively, in the development of this product candidate. We have incurred costs of approximately $124.5 million since we assumed development obligations of this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our GATTEX development program is to obtain marketing approval from the FDA and assist Nycomed in obtaining marketing approvals from analogous international agencies. We will consider the project substantially complete if such marketing approvals are obtained even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before the requisite marketing approvals can be obtained pivotal clinical trials must be completed with satisfactory results and marketing approvals must be submitted to applicable regulatory agencies. We are unable to estimate the costs to completion or the completion date for the GATTEX program because of the on-going work resulting from the results of our pivotal Phase III trial in adults with SBS, the early stage of the clinical trials for other indications such as Crohn’s disease, necrotizing enterocolitis and chemotherapy-induced enteritis, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our GATTEX program will commence, if ever, because of the many risks and uncertainties relating to the results of our Phase III clinical trial with SBS patients, completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of GATTEX. The risks and uncertainties associated with completing the development of GATTEX on schedule, or at all, include but are not limited to the following:

•	GATTEX may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

•	We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;

•	We may be unable to secure adequate clinical and commercial supplies of GATTEX in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

•

We may not have adequate funds to complete the development of GATTEX, and may not be successful in securing a corporate partner to share in the costs associated with the development and commercialization of this drug candidate.

A failure to obtain marketing approval for GATTEX or to timely complete development and obtain regulatory approval would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from GATTEX, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed and our business and stock price may be aversely affected.

PREOS®. PREOS® is our brand name for recombinant, full length, human parathyroid hormone that we are developing as a potential treatment for post-menopausal osteoporosis. During the three months ended September 30, 2007 and 2006, we incurred $1.3 million and $2.2 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of PREOS® but exclusive of commercial supply costs of PREOTACT®. During the nine months ended September 30, 2007 and 2006, we incurred $4.8 million and $12.7 million, respectively, in the research and development of this product candidate. We have incurred costs of approximately $346.5 million since we assumed development obligations for this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our PREOS® development program is to obtain marketing approval from the FDA and assist Nycomed in obtaining marketing approval from analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. The European Commission has granted marketing authorization for PREOS® in Europe. The marketing authorization is valid in all 25 member states of the EU. We have granted to Nycomed the exclusive right to market and sell PREOS® in all non-U.S. territories, excluding Japan and Israel. Nycomed is marketing PREOS® in Europe under the brand name PREOTACT®. Nycomed has launched PREOTACT® in Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

In July 2007, we entered into a new license agreement with Nycomed, which we refer to as the 2007 license agreement. Under the 2007 license agreement, we granted to Nycomed the right to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel. Nycomed’s licensed rights in Canada and Mexico, however, will revert back to us or our licensee for commercialization if and when PREOS receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under our 2004 license agreement with Nycomed. Nycomed is required to pay us royalties on sales of PREOTACT only in the European Union, the Common Wealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS’ manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license and distribution agreement, as of January 1, 2008. As part of the manufacturing and supply transfer, Nycomed paid us $11.0 million for a significant portion of our existing bulk drug inventory.

In July 2007, we entered into an Agreement for Sale and Assignment of Rights, or sales agreement, with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million for the royalty rights. An additional $25.0 million will be due in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the amount of principal advanced, the Agreement will terminate and the remainder of the royalties, if any, will revert back to us. In connection with the sales agreement, we granted Drug Royalty a security interest in our license agreement with Nycomed and certain of our patents and other intellectual property underlying our license agreement with Nycomed. In the event of a default by us under the sales agreement, Drug Royalty would be entitled to enforce its security interest against us and the property described above.

We submitted an NDA for PREOS® to the FDA in May 2005. In March 2006, we received notification from the FDA that the PREOS® NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase III study with PREOS® demonstrated significant fracture risk reductions in post menopausal women with osteoporosis, but noted a higher incidence of hypercalcemia with PREOS® compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS® and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS®. Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in person meeting in May 2006 with senior staff from the FDA’s Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through the conduct of a new clinical trial in order to adequately address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter we have been carefully evaluating the regulatory path forward for PREOS®. We have submitted a new clinical trial protocol for PREOS® to the FDA to support U.S. registration. After multiple communications with the FDA we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of PREOS® as compared to placebo in women with post-menopausal osteoporosis. We believe that as a result of recent fundraising activities and sales of non-core assets and the GATTEX partnership with Nycomed, we now have the financial resources to fund the continued U.S. development of PREOS in a variety of indications, including hypoparathyroidism and osteoporosis. We are committed to advancing the development of PREOS in hypoparathyroidism. We are currently reviewing our development and commercialization options for PREOS in osteoporosis and expect to make a decision regarding this indication in the first quarter of 2008. There is no assurance that we will secure additional partner funding on acceptable terms or at all.

We are currently supporting an investigator led study to explore the use of PREOS® as a hormone replacement therapy to treat hypoparathyroidism. This is a condition in which patients do not produce adequate levels of parathyroid hormone, resulting in lower than normal levels of calcium in the blood. Hypoparathyroidism can result in hypocalcemia, vitamin D deficiency, hypercalciuria and brittle bones of poor quality. In September 2007, the FDA granted orphan drug status for PREOS® as a treatment for hypoparathyroidism.

Because of the on-going work with respect to the PREOS® program, the FDA review process, the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the initiation of commercial manufacturing activities, and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the PREOS® program. Material cash inflows relating to our PREOS® development program will not commence until after marketing approvals in the United States are obtained, and then only if PREOS® finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace and the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our PREOS® program will commence, if ever.

During the three months ended September 30, 2007 and 2006, we recognized product sale revenues to Nycomed of $12.4 million and $839,000, respectively, royalty income from PREOTACT® sales by Nycomed of $949,000 and $22,000, respectively, and milestone revenue of $1.5 million and $81,000, respectively. During the nine months ended September 30, 2007 and 2006, we recognized product sales revenues to Nycomed of $14.9 million and $1.9 million, respectively, royalty income from PREOTACT® sales by Nycomed of $2.0 million and $22,000, respectively, and milestone revenue of $1.7 million and $250,000, respectively. The risks and uncertainties associated with completing the development of PREOS® on a timely basis, or at all, and successfully commercializing PREOS® include but are not limited to the following:

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

A failure to obtain marketing approval for PREOS®, secure adequate commercial supplies of PREOS®, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any U.S. sales revenue from PREOS®, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

•	Our profitability would be delayed and our business and stock price may be adversely affected.

Other Research and Development Programs

Most of the remaining research and development expenses for the three and nine months ended September 30, 2007 and 2006, were generated by various early clinical stage programs, pre-clinical studies and drug discovery programs, including those described below.

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

In March 2001, we entered into an agreement with AstraZeneca, or AZ, under which we collaborate exclusively in an extensive program around a number of mGluR subtypes. We granted AstraZeneca exclusive rights to commercialize mGluR subtype-selective compounds. Under the agreement, we are required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009.

On October 9, 2007, we entered into an Asset Purchase Agreement with AZ in which we agreed to sell our rights, including intellectual property, in drugs targeting mGluRs to AZ for $30.0 million. Additionally, NPS and AZ agreed to terminate the collaborative research and development agreement related to drugs targeting mGluRs that was entered into in 2001. As a result of this termination, we are no longer required to provide research FTE support or pay for an equal share of external discovery costs, including patent related costs.

During the three months ended September 30, 2007 and 2006, we incurred $191,000 and $1.3 million, respectively, in research and development expenses under our collaboration with AstraZeneca. During the nine months ended September 30, 2007 and 2006, we incurred $2.1 million and $3.8 million, respectively, in research and development expenses under our collaboration with AstraZeneca.

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

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In May 2007, GlaxoSmithKline initiated a Phase II dose-range finding study with a compound identified under the collaboration in post-menopausal women with osteoporosis.

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

Glycine Reuptake Inhibitors. We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. Janssen has informed us that they plan to seek a third party to share in the future development costs and risks of the program. In the event Janssen enters into a collaborative agreement with a third party or sublicenses the program, we will continue to be eligible to receive additional milestone payments of up to $20.5 million from Janssen or a licensee, if certain milestones are met and royalties on sales of any drugs developed or sold by Janssen or a licensee under this collaboration agreement.

Summary of other programs. The goal of our other programs is to synthesize, develop and obtain marketing approval for product candidates. Material cash inflows will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds are in pre-clinical stages or early clinical stages. In order to obtain marketing approval, we or our corporate licensees, as the case may be, will need to initiate and complete all current and planned clinical trials with satisfactory results and submit an NDA to the FDA. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Results of Operations

Three Months Ended September 30, 2007 and 2006

The following table summarizes selected operating statement data for the three months ended September 30, 2007 and 2006 (amounts in thousands):

	Three months ended September 30,
	2007	2006
Revenues:
Product sales	$12,357	$839
Royalties, milestones and license fees	$16,804	$9,232
Operating expenses:
Cost of goods sold	$823	$536
% of product sales	7%	64%
Cost of royalties	$1,228	$796
% of royalties, milestones and license fees	7%	9%
Research and development	$5,400	$13,692
% of total revenue	19%	136%
Selling, general and administrative	$5,744	$7,482
% of total revenue	20%	74%
Restructuring charges	$1,013	$2,228
Gain on sale of fixed assets	$(6,459)	$—
Gain on sale of assets held for sale	$—	$—

Revenues. Substantially all our revenues have come from license fees, research and development support payments, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $29.2 million for the quarter ended September 30, 2007 compared to $10.1 million for the quarter ended September 30, 2006. We recognized revenue under our research and license agreements during the three months ended September 30, 2007 and 2006, primarily as follows:

•	Under our agreement with Amgen, we recognized revenue of $14.3 million and $8.9 million; and

•	Under our agreement with Nycomed, we recognized revenue of $14.8 million and $940,000.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in royalty rates on net sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. The increase in product sales, milestone income and royalty income earned from Nycomed is due primarily to PREOTACT® not being approved in the EU until April 2006 and the sale of $11.0 million in bulk drug inventory to Nycomed in August 2007 under our 2007 license agreement with Nycomed. During the three months ended September 30, 2007, we recognized PREOTACT® product sales revenue of $12.4 million, royalty revenue of $949,000 and milestone revenue of $1.5 million from Nycomed. During the three months ended September 30, 2006, we recognized PREOTACT® product sales revenue of $839,000, royalty revenue of $22,000 and milestone revenue of $81,000 from Nycomed.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for product sales to Nycomed. Costs associated with inventory build that were incurred prior to the EU approval of PREOTACT® have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. As inventory is expensed under the FIFO methodology, cost of goods sold as a percentage of product revenue will continue to increase in future periods until the initial zero costed FIFO layer is consumed. We recorded cost of goods sold of $823,000 and $536,000, respectively, during the three months ended September 30, 2007 and 2006. The increase in cost of goods sold is due to increased product sales to Nycomed and the previous use of zero costed inventory layers. When Nycomed assumes manufacturing responsibility for PREOTACT in 2008, we expect cost of goods will be zero unless our other product candidates receive approval before then.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women’s Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.2 million and $796,000, respectively, during the three months ended September 30, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses arise primarily from compensation and other related costs of our personnel who are dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to

FDA approval. Our research and development expenses decreased to $5.4 million for the three months ended September 30, 2007 from $13.7 million for the comparative period in 2006. The decrease is principally due to a $3.3 million decrease in personnel costs due to the 2007 and 2006 Restructuring Plans, as we describe below, a $1.3 million decrease in stock-based compensation, a $604,000 decrease in the development costs of advancing our mGluR program and overall decreases in our research and development overhead, including facility costs, information technology costs and depreciation, offset by a $104,000 increase in the costs of advancing our PREOS® clinical program, a $89,000 increase in costs associated with the manufacture of clinical and commercial supplies of GATTEX.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees and market research and promotion activities, including the cost of our sales force through June 2006, for our marketed products and product candidates. Our selling, general and administrative expenses decreased to $5.7 million for the three months ended September 30, 2007 from $7.5 million for the comparative period in 2006. The decrease is due primarily to a $1.3 million decrease in personnel cost due to the 2007 and 2006 Restructuring Plans, as we describe below, a $558,000 decrease in pre-launch commercial support, educational and commercial activities, excluding personnel costs, associated with PREOS® and terminating our sales promotional activities around Kineret® and Restasis® in 2006, a $180,000 decrease in compensation cost related to stock-based compensation and overall decreases in our selling, general and administrative overhead, including facility costs, information technology costs and depreciation, for efforts outlined in the execution of our 2006 and 2007 Restructuring Plans offset by a $397,000 increase in outside services due to a change in our business model to the use of more outsourcing.

Restructuring Charges. Our restructuring charges relate to our initiatives to restructure operations which were announced in March 2007, referred to as our 2007 Restructuring Plan, and in June 2006, referred to as our 2006 Restructuring Plan. Under the 2007 Restructuring Plan, we announced that our worldwide workforce would be reduced from 196 employees to approximately 35 employees by the end of 2007. We also announced the closure of our operations in Toronto, Canada and Salt Lake City, Utah. The charge related to the 2007 Restructuring Plan during the three months ended September 30, 2007 and 2006, was $1.0 million and zero, respectively, and was comprised primarily of severance related expenses. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed our technical operations facility in Mississauga, Ontario, Canada. The charge related to the 2006 Restructuring Plan during the three months ended September 30, 2007 and 2006, was a credit of $17,000 and a charge of $2.2 million, respectively. The charge during the three months ended September 30, 2006 was comprised primarily of severance related expenses.

Gain on Sale of Fixed Assets. Our gain on sale of fixed asses relates primarily to the gain recorded on the sale of our laboratory and administrative office building, including equipment, located in Salt Lake City, Utah in July 2007 and the gain recorded on the sale of our leasehold improvements and equipment at a MaRs laboratory facility in Toronto Canada in August 2007. Our gain on sale of fixed during the three months ended September 30, 2007 and 2006 was $6.5 million and zero, respectively.

Total Other Expense, Net. Our total other expense, net, increased to $7.3 million for the three months ended September 30, 2007 from $6.4 million for the comparable period in 2006. The increase in total other expense, net, for the three months ended September 30, 2007 compared to the same period in the prior year is due primarily to a $2.3 million increase in interest expense primarily related to our new transactions entered into in the third quarter of 2007, including the Class B Notes issued in August 2007, the 5.75% Convertible Notes issued in August 2007 and the Drug Royalty PREOTACT royalty purchase in July 2007, and a $303,000 foreign currency loss due to a stronger Canadian Dollar partially offset by an increase in interest income of $1.1 million due to higher average cash, cash equivalent and marketable security balances in the third quarter of 2007 compared with the third quarter of 2006, as well as higher interest rates earned in 2007 and a $604,000 gain related to our retirement of a portion of our outstanding 3% Convertible Notes which were purchased in the open market at a discount in August 2007.

Nine Months Ended September 30, 2007 and 2006

The following table summarizes selected operating statement data for the nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Nine months ended September 30,
	2007	2006
Revenues:
Product sales	$14,939	$1,889
Royalties, milestones and license fees	$37,328	$22,547
Operating expenses:
Cost of goods sold	$2,875	$902
% of product sales	19%	48%
Cost of royalties	$3,363	$1,954
% of royalties, milestones and license fees	9%	9%
Research and development	$28,121	$55,078
% of total revenue	54%	225%
Selling, general and administrative	$17,667	$42,405
% of total revenue	34%	174%
Restructuring charges	$12,252	$8,240
Gain on sale of fixed assets	$(6,459)	$—
Gain on sale of assets held for sale	$(1,826)	$—

Revenues. Our revenues were $52.3 million for the nine months ended September 30, 2007 compared to $24.4 million for the nine months ended September 30, 2006. We recognized revenue under our research and license agreements during the nine months ended September 30, 2007 and 2006 primarily as follows:

•	Under our agreement with Amgen, we recognized revenue of $33.4 million and $20.0 million;

•	Under our agreement with Kirin, we recognized revenue of zero and $2.0 million; and

•	Under our agreement with Nycomed, we recognized revenue of $18.7 million and $2.1 million.

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in royalty rates on sales of cinacalcet HCl due to Amgen’s achievement of certain annual cumulative sales thresholds. The increase in product sales, milestone income and royalty income earned from Nycomed is due primarily to PREOTACT® not being approved in the EU until April 2006 and the sale of $11.0 million in bulk drug inventory to Nycomed in August 2007 under the 2007 License Agreement. During the nine months ended September 30, 2007, we recognized PREOTACT® product sales revenue of $14.9 million, royalty revenue of $2.0 million and milestone revenue of $1.7 million from Nycomed. During the nine months ended September 30, 2006, we recognized PREOTACT® product sales revenue of $1.9 million, royalty revenue of $22,000 and milestone revenue of $250,000 from Nycomed. Additionally, during the nine months ended September 30, 2006, we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl.

Cost of Goods Sold. We recorded cost of goods sold of $2.9 million and $902,000, respectively, during the nine months ended September 30, 2007 and 2006. The increase in cost of goods sold is due to increased product sales to Nycomed and the previous utilization of zero costed inventory layers.

Cost of Royalties. We recorded cost of royalties of $3.4 million and $2.0 million, respectively, during the nine months ended September 30, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses decreased to $28.1 million for the nine months ended September 30, 2007 from $55.1 million for the comparable period in 2006. The decrease is principally due to a $12.4 million decrease in personnel costs due to the 2007 and 2006 Restructuring Plans, a $5.7 million decrease in stock-based compensation, a $3.1 million decrease due to a reduction in facilities costs relating to the closure of the Canadian office buildings, a $2.9 million decrease in the costs of advancing our PREOS® clinical program, a $836,000 decrease in the development costs of advancing our mGluR program and overall decreases in our research and development overhead; offset by a $957,000 increase in the development costs of advancing our GATTEX clinical program.

Selling, General and Administrative. Our selling, general and administrative expenses decreased to $17.7 million for the nine months ended September 30, 2007 from $42.4 million for the comparable period in 2006. The decrease is due primarily to a $11.3 million decrease in pre-launch commercial support, educational and commercial activities, excluding personnel costs, associated with PREOS® and terminating our sales promotional activities around Kineret® and Restasis® in 2006, a $10.9 million decrease in personnel costs due to the 2007 and 2006 Restructuring Plans, a $1.0 million decrease in compensation cost related to stock-based compensation and overall decreases in our selling, general and administrative overhead, including facility costs, information technology costs and depreciation, for efforts in the execution of our 2007 and 2006 Restructuring Plans.

Restructuring Charges. The charge related to the 2007 Restructuring Plan during the nine months ended September 30, 2007 and 2006, was $11.8 million and zero, respectively, and was comprised primarily of severance related expenses. The charge related to the 2006 Restructuring Plan during the nine months ended September 30, 2007 and 2006 was $476,000 and $8.2 million, respectively. The charge during the nine months ended September 30, 2006 was comprised primarily of $7.7 million in severance related expenses and $583,000 in contract terminations costs.

Gain on Sale of Fixed Assets. Our gain on sale of fixed assets relates primarily to the gain recorded on the sale of our laboratory and administrative office building, including equipment, located in Salt Lake City, Utah in July 2007 and the gain recorded on the sale of our leasehold improvements and equipment at a MaRs laboratory facility in Toronto Canada in August 2007. Our gain on sale of fixed during the nine months ended September 30, 2007 and 2006 was $6.5 million and zero, respectively.

Gain on Sale of Assets Held for Sale. Our gain on sale of assets held for sale relates to the sale of our laboratory and administrative office building, including equipment, located in Mississauga, Ontario, Canada in June 2007. Our gain on sale of assets held for sale during the nine months ended September 30, 2007 and 2006 was $1.8 million and zero, respectively.

Total Other Expense, Net. Our total other expense, net, increased to $18.1 million for the nine months ended September 30, 2007 from $14.5 million for the comparable period in 2006. The increase in total other expense, net, for the nine months ended September 30, 2007 compared to the same period in the prior year is due primarily to a $2.6 million increase in interest expense on new transactions entered into in 2007, including the Class B Notes, the 5.75% Convertible Notes and the Drug Royalty PREOTACT royalty purchase partially offset by a reduction in interest expense related to the $19.3 million principal payment on the Class A notes in April 2007, a $970,000 charge related to the early extinguishment of our lease financing obligation, a $394,000 decrease in interest income due to lower average cash, cash equivalent and marketable security balances in 2007 compared with 2006, and a $253,000 decrease in foreign currency transaction gain, offset by a $604,000 gain related to our retirement of a portion of our outstanding 3% Convertible Notes which were purchased in the open market at a discount in August 2007.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	September 30, 2007	December 31, 2006
Cash, cash equivalents, and marketable securities	$302,229	$146,152
Total assets	361,489	224,740
Current debt	191,304	19,044
Non-current debt	337,269	365,533
Stockholders’ deficit	$(209,698)	$(193,244)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt and convertible debt. As of September 30, 2007, we had recognized $213.4 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563 million from the sale of equity securities for cash, and $555.2 million from the sale of secured debt and convertible debt for cash.

The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $302.2 million at September 30, 2007.

On October 17, 2007, we closed a tender offer in which $171.2 million in 3% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. After acquiring these 3% Convertible Notes, we retired them in October 2007. Additionally in August 2007, we purchased and subsequently retired $20.2 million of our 3% Convertible Notes for $19.5 million. As of November 8, 2007, $598,000 in 3% Convertible Notes remain outstanding.

On October 9, 2007, we entered into an Asset Purchase Agreement with AZ in which we agreed to sell our rights, including intellectual property, in drugs targeting mGluRs to AZ for $30.0 million. Additionally, NPS and AZ agreed to terminate the collaborative research and development agreement related to drugs targeting mGluRs that was entered into in 2001. As a result of this termination, we are no longer required to provide research FTE support or pay for an equal share of external discovery costs, including patent related costs.

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. We will receive $35.0 million in up-front fees under the agreement. Nycomed paid us $10.0 million upon signing the agreement and will pay us an additional $25.0 million in up-front license fees. Nycomed had the right to forgo payment of the $25 million license fee if, within a certain period of time following our announcement of topline results from its Phase III study of GATTEX in patients with SBS, Nycomed notified us of its intent to end the collaboration. However, Nycomed has notified us of its intention to proceed with the collaboration and pay the $25.0 million license fee. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. We did not recognize any research and licensing revenue during the three and nine months ended September 30, 2007 and 2006 under this agreement. Under the terms of the agreement, we are responsible to complete the on-going GATTEX clinical trials in SBS and Nycomed will share future joint development costs 50:50 with NPS to advance and broaden the indications for GATTEX. Additionally, under a previously existing licensing agreement with a third party, we were required to make a $2.5 million payment to the licensor as a result of our $10.0 million nonrefundable license fee from Nycomed including a payment to the licensor as a result of the $25.0 million payment received in the fourth quarter of 2007.

In August 2007, we completed a private placement of $50.0 million of our 5.75% Convertible Notes, or 5.75% Convertible Notes, due August 7, 2014. Interest on the 5.75% Convertible Notes is payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. The holders may convert all or a portion of the 5.75% Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into our common stock at a conversion rate equal to approximately $5.44 per share, subject to adjustment in certain events. On or after August 7, 2012, we may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured indebtedness. Neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

In August 2007, our wholly owned subsidiary, Cinacalcet Royalty Sub LLC, closed a private placement of $100.0 million of its Pharmaceutical Royalty Monetization AssetSM (PhaRMASM) Secured 15.5% Class B Notes due 2017, or Class B Notes. We received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes are secured by certain royalty and related rights under our agreement with Amgen and are non-recourse to NPS Pharmaceuticals, Inc. The only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes, described elsewhere in this report, are paid in full. Accrued interest on the Class B Notes was $2.3 million as of September 30, 2007. We incurred debt issuance costs of $3.6 million, which are being amortized using the “effective interest-rate” method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 21.6%.

In July 2007, we entered into a Lease Termination Agreement with the Mars Discovery District, or MaRs, under which our operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, we sold our leasehold tenant improvements to a third party for $2.4 million. The termination of our operating lease and sale of our leasehold tenant improvements is part of our restructuring initiatives, which includes a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

In July 2007, we entered into an Agreement for the Sale and Assignment of Rights with Drug Royalty L.P.3, or Drug Royalty, pursuant to which we sold to Drug Royalty our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed. Under the agreement, Drug Royalty paid us an up-front purchase price of $50.0 million. An additional $25.0 million will be due to us in 2010 if certain PREOTACT sales thresholds are achieved. If and when Drug Royalty receives two and a half times the amount of principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to us.

In July 2007, we entered into a new License Agreement with Nycomed to allow Nycomed to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel, and amend certain rights and obligations of NPS and Nycomed under the 2004 license agreement. The agreement provides for the assumption by Nycomed of our manufacturing and supply obligations to Nycomed and patent prosecution and maintenance obligations under the 2004 License and Distribution Agreement, as of January 1, 2008. As part of the manufacturing and supply transfer, Nycomed paid NPS $11.0 million for a significant portion of our existing bulk drug inventory.

In June 2007, we entered into an Agreement of Purchase and Sale with the University of Utah to sell our 93,000 square foot laboratory and office building, including certain laboratory and office equipment and furnishings, located in Salt Lake City, Utah for $21.0 million. We closed the transaction under this agreement in July 2007. The sale of this facility is part of our restructuring initiative which includes a plan to close our Salt Lake City facility and to discontinue all Salt Lake City operations.

In June 2007, we closed on our Agreement of Purchase and Sale with Transglobe Property Management Services Ltd. in Trust to sell our land and 85,795 square foot laboratory and office building located in Mississauga, Ontario, Canada for $4.4 million. The sale of this facility is part of our restructuring initiatives, which includes a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

In March 2007, we announced that we were restructuring the company and reducing our work force from 196 employees to approximately 35 employees by the end of 2007. As of October 31, 2007, we have 48 employees. In conjunction with the reduction in force we are also closing our operations in Toronto, Canada and Salt Lake City, Utah. We believe the restructuring will enhance our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

In May 2007, we closed on an Agreement of Purchase and Sale to repurchase from BioMed Realty our 93,000 square foot laboratory and office building located in Salt Lake City, Utah, for $20.0 million. Under the terms of the Agreement of Purchase and Sale, our 15-year lease obligation to BMR was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the building was in excess of the carrying value of the lease financing obligation. Accordingly, we recorded a loss of $1.0 million during the three and six months ended June 30, 2007 on such extinguishment. As discussed above, in July 2007 we closed our transaction with the University of Utah and sold the building along with certain equipment and furnishings for $21.0 million.

The following table summarizes our cash flow activity for the nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Nine months ended September 30,
	2007	2006
Net cash used in operating activities	$(18,581)	$(98,466)
Net cash provided by investing activities	$43,090	$69,353
Net cash provided by (used in) financing activities	$144,836	$(2,126)

Net cash used in operating activities was $18.6 million for the nine months ended September 30, 2007 compared to $98.5 million for the nine months ended September 30, 2006. The decrease in cash used in operating activities during the nine months ended September 30, 2007 compared to same period in the prior year is primarily a result of a decreased net loss in the nine months ended September 30, 2007, compared with the same period in the prior year due to the 2006 and 2007 Restructuring Plans. The net loss decreased $76.8 million due primarily to increased revenues recognized under license agreements and decreases in research and development expenses, selling, general and administrative expenses and restructuring charges. Additionally, cash used for accounts payable and accrued expenses decreased $7.7 million, cash provided by accounts receivable increased $5.1 million and we recorded $9.1 million less in non-cash compensation expense in 2007 compared to 2006. We also realized gains on the disposition of assets held for sale and equipment of $8.3 million and had a $9.4 million net increase in deferred revenue primarily due to the Nycomed GATTEX agreement.

Net cash provided by investing activities was $43.1 million for the nine months ended September 30, 2007 compared to $69.4 million for the nine months ended September 30, 2006. Net cash provided by investing activities during the nine months ended September 30, 2007 and 2006 was primarily the result of selling marketable investment securities to fund current operations. Additionally, we received $24.6 million in proceeds on the sale of our Mississauga and Salt Lake City facilities and leasehold tenant improvement at MaRs in 2007. Capital expenditures for the nine months ended September 30, 2007 and 2006 were $42,000 and $1.2 million, respectively.

Net cash provided by financing activities was $144.8 million for the nine months ended September 30, 2007 compared to net cash used in financing activities of $2.1 million for the nine months ended September 30, 2006. Cash provided by financing activities during the nine months ended September 30, 2007 primarily relates to the issuance of $100.0 million Class B Notes and subsequent issuance of $2.3 million in PIK Notes, the $50.0 million issuance in 5.75% Convertible Notes and the $50.0 million sale of PREOTACT royalties to Nycomed and the $5.7 million decrease in our restricted cash balances related to our Class A Notes. Cash provided by financing activities was partially offset by the purchase of our Salt Lake City administrative and office building and related retirement of our lease financing obligations for $20.0 million in May 2007, the repurchase and retirement of a portion of our 3% Convertible Notes for $19.5 million, principal payments of $19.3 million on our Class A Notes and the payment of $4.8 million in debt issuance costs. During the nine months ended September 30, 2006, cash was used in financing activities to make principal payments $1.4 million on our Class A Notes and decreases in our restricted cash balances of $1.8 million related to our Class A Notes. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $423,000 and $1.1 million, respectively, of cash during the nine months ended September 30, 2007 and 2006. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS’s stock relative to the exercise price of such options.

We could receive future milestone payments from all our agreements of up to $309.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. We earned $2.0 million in October 2007 from Kirin. We have excluded potential milestone payments due under the AZ licensing agreement due to termination of the license agreement in October 2007. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2007, we have a total commitment of up to $1.5 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on GATTEX net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

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

We will need to raise substantial additional funds to support our long-term product development and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plan. Share-based compensation expense recognized during the three months ended September 30, 2007 and 2006 was $318,000 and $2.1 million respectively. Share-based compensation expense recognized during the nine months ended September 30, 2007 and 2006 was $2.4 million and $9.0 million, respectively. At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options, stock appreciation rights, restricted stock and restricted stock units was $13.7 million, which is expected to be recognized over a weighted-average period of 1.82 years.

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

For purposes of estimating the fair value of stock options granted during the three months ended September 30, 2007 and 2006 using the Black-Scholes model, we have made an estimate regarding our stock price volatility (weighted-average of 59.7% and 63.4%, respectively). We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model. In calculating the estimated volatility for the three months ended September 30, 2007 and 2006, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 4.9% and 5.1%, respectively, for the three months ended September 30, 2007 and 2006). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for the three months September 30, 2007 and 2006). The expected term is estimated using historical option exercise information (weighted-average of 3.8 years and 3.6 years, respectively, for the three months ended September 30, 2007 and 2006).

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

Our balance sheet reflects net long-lived assets of $22.0 million, including net goodwill of $11.6 million on September 30, 2007.

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

We have not determined the existence of any indication of impairment sufficient to require us to adjust our historical measure of the value of such assets as of September 30, 2007.

Use of Estimates. Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders’ deficit. As of September 30, 2007, our 3.0 % Convertible Notes in the principal amount of $171.8 million due June 15, 2008, our Class A Notes in the principal amount of $154.5 million, our Class B Notes in the principal amount of $102.3 million and our 5.75% Convertible Notes in the principal amount of $50.0 million due August 7, 2014 each have a fixed interest rate. The fair value of the 3% Convertible Notes and 5.75% Convertible Notes are affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class A Notes and Class B Notes are affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have limited research and development operations in Canada. Additionally, we have significant clinical and commercial manufacturing agreements which are denominated in Euros. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the September 30, 2007 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

Item 4.	Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, due to the 2007 Restructuring Plan and the subsequent consolidation of offices to New Jersey and reduction in employees, we are in the process of reviewing all of our internal controls over financial reporting in an effort to maximize the value of existing internal controls in a smaller more centralized company. Additionally, we have hired several new accounting personnel in our New Jersey office that will be responsible for internal controls over financial reporting beginning in the third and fourth quarters of 2007.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Securities Class Action.

A consolidated shareholders’ securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the United States District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 PGC. Information with respect to this legal proceeding is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year-ended December 31, 2006 and Item 1 of Part 2 of our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2007. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this legal proceeding.

Derivative Actions.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of our present and former officers and directors. Information with respect to this proceeding is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year-ended December 31, 2006 and Item 1 of Part 2 of our Quarterly Report on Form 10-Q for the quarter-ended June 30, 2007. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this legal proceeding.

During the quarter-ended September 30, 2007, three additional shareholder derivative lawsuits were filed against certain officers, directors, and former directors of NPS in the United States District Court for the District of Utah. These lawsuits are titled: Wagner v. Tombros, et. al, filed July 24, 2007; Worrest v. Tombros, et. al, filed August 2, 2007; and Alvarez v. Jackson, et. al, filed August 17, 2007. These lawsuits assert allegations similar to those asserted in the derivative action and securities class action described above and also allege that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS®. The lawsuits seek a determination that they are appropriate derivative actions, compensatory damages in unspecified amounts, and exemplary damages in unspecified amounts. The deadline for defendants to respond to these shareholder derivative suits filed in Utah federal court has not been set.

We believe the claims in these additional derivative actions are without merit and intend to vigorously defend against these actions. We maintain insurance for actions of this nature, which we believe is adequate.

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

If we do not receive regulatory approval to market GATTEX in a timely manner, or at all, or if we obtain regulatory approval to market GATTEX but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

Before we apply for regulatory approval for the commercial sale of GATTEX for adults with short bowel syndrome, or SBS, data from our clinical trials administering GATTEX for SBS must indicate that the drug is safe and effective. We have completed a pivotal Phase III clinical study in patients with SBS to measure the ability of GATTEX to reduce a patient’s dependency on total parenteral nutrition, or TPN. The Phase III study was a double-blind, randomized, placebo-controlled trial with a study duration of six months and included two dose groups in which 83 patients with SBS received either a low dose of GATTEX, (0.05 milligrams/kilogram/day), a higher dose (0.10 mg/kg/day) or placebo. The original primary endpoint for the study was a twenty percent (20%) or greater reduction in TPN for study subjects at weeks 20 to 24 of the study compared to baseline. During the finalization of the Phase III study’s statistical analysis plan, the primary endpoint was expanded to incorporate several data points that were originally included as secondary endpoints in the protocol. The expanded endpoint was designed to account for the degree of effect and duration of a patient’s response to GATTEX. Accordingly, the expanded endpoint of the study called for a reduction in TPN of at least twenty percent 20% comparing baseline to weeks 16 to 24, measured as a graded response to capture reductions up to 100%.

On October 11, 2007, we announced top-line data results from our Phase III SBS trial. In an intent-to-treat analysis, forty-six percent (46%) of patients receiving the lower dose of GATTEX (N=35) responded and achieved a highly statistically significant reduction in TPN compared to placebo (p=0.007), with two patients gaining independence from and discontinuing TPN by week 20 and a third patient discontinuing TPN at the end of treatment. Twenty-five (25%) percent of patients receiving the higher dose of GATTEX (N=32) responded and showed a trend in the difference between the treatment group and placebo, but this did not reach statistical significance (p=0.161). The study’s criteria for conducting the statistical analysis of the primary endpoint required that the results of the high-dose group show statistical significance before the results of the low-dose group could be considered. However, given the drug’s orphan designation in SBS and the statistically strong (p=0.007) and clinically meaningful findings in the low-dose group, we intend to meet with the FDA to discuss the path to regulatory approval for GATTEX. It is our intention to utilize a single pivotal Phase III clinical trial to support the filing of an NDA for GATTEX given the precedence already set for a competing product used to treat SBS, the difficulty enrolling patients in SBS clinical trials and the complexity of carrying out such trials. There is no assurance that the results of our Phase III clinical trial will satisfy the FDA requirements for the filing of an NDA for GATTEX. Further, we cannot assure you that the FDA will accept a single Phase III clinical trial for SBS and not require us to conduct another Phase III clinical trial in support of our application for approval. Ordinarily, the FDA guidelines recommend that sponsors conduct two (2) Phase III clinical trials. The FDA has discussed this guidance with us and has indicated that results from the current Phase III registration study must be robust and unambiguous to qualify the trial as a single registration study. After meeting with the FDA, we will determine when we will submit an NDA to the FDA for approval to market GATTEX for the treatment of SBS.

Analysis on a carcinogenicity study for GATTEX has been completed and a final report is being prepared which will be included as part of our NDA, when we file an NDA for GATTEX. Tumors were observed in animals receiving the study drug and those receiving placebo. After reviewing the data from the study, an expert panel of pathologists has concluded that there were no treatment-related malignant tumors in the animals. Nevertheless, the FDA may require a black-box warning be placed on the packaging of the product or may impose other labeling requirements that could substantially restrict revenues from such product when and if it is approved for marketing.

The preparation of an NDA is a time consuming and expensive endeavor and the NDA for GATTEX will be no exception. There can be no assurances that we will be able to prepare an NDA for GATTEX in a timely manner or at all. When we are able to prepare and file an NDA, we can not assure you that the FDA will accept the NDA for review or ultimately approve GATTEX for commercial sale. We understand that biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval. If we are unable to obtain regulatory approval to commercialize GATTEX in a timely manner, or at all, or if the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our ability to generate revenues to sustain our operations will be substantially impaired, our business will be materially harmed and our stock price may be adversely affected

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document

10.1	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Nycomed Danmark ApS*

10.2	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp., and Drug Royalty L.P. 3*

10.3	Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp., and Nycomed GMBH*

10.4	Amendment Agreement to the Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GMBH*

10.5	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

*	Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: November 9, 2007	By:	/s/ N. ANTHONY COLES
N. Anthony Coles, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ GERARD J. MICHEL
Gerard J. Michel, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Nycomed Danmark ApS*

10.2	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Drug Royalty L.P. 3*

10.3	Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GmbH*

10.4	Amendment Agreement to the Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GMBH*

10.5	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

*	Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission