Form 10-K
period 2007-12-31
NPS PHARMACEUTICALS INC
filed 2008-03-17
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-23272

NPS PHARMACEUTICALS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Hills Drive, 3rd Floor Bedminster, New Jersey    07921
(Address of Principal Executive Offices including Zip Code)

(908) 450-5300
(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $190,455,281 as of June 29, 2007, based upon the closing price for the shares of common stock reported on The NASDAQ Global Market on such date.

As of March 6, 2008, there were 47,039,955 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2008, to be filed with the Commission not later than 120 days after December 31, 2007 (Part III).

     PDF provided as courtesy

PART I

Unless the context requires otherwise, references in this report to "NPS", the "Company", "we", "us", "our" and similar terms mean NPS Pharmaceuticals, Inc. and its subsidiaries.

This Annual Report on Form 10-K and the documents incorporated by reference into this report contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee the accuracy of such statements, and you should be aware that results and events could differ materially from those contained in such statements. You should consider carefully the statements set forth in Item 1A of this report entitled "Risk Factors" and Item 7 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1. Business

Overview

We are a biopharmaceutical company engaged in the development of specialty therapeutics to treat gastrointestinal (GI) and endocrine disorders with high unmet medical need. Our lead clinical programs involve two proprietary proteins to restore or replace biological function: GATTEX™ (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). GATTEX is an analog of GLP-2, a protein involved in the regeneration and repair of the intestinal lining, and is in Phase 3 clinical development for short bowel syndrome (SBS). SBS affects patients who have had 50% or more of their small intestine removed. Given GATTEX's activity in promoting gastrointestinal repair, we are also evaluating its role in treating other GI conditions associated with intestinal failure, specifically GI mucositis (GIM), necrotizing enterocolitis (NEC), and Crohn's disease. NPSP558 is in Phase 2 clinical testing as a hormone therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. In addition to our proprietary clinical portfolio, we have a number of royalty-based clinical- and commercial-stage programs.

In 2007, we restructured our operations and implemented a new business strategy to focus our resources on developing GATTEX and NPSP558 for specialty indications with a high unmet medical need. Previously, our strategic priority was to obtain U.S. regulatory approval of PREOS® (parathyroid hormone 1-84 [rDNA origin] injection) for the treatment of osteoporosis. We have studied PREOS in a number of clinical settings to document its safety and effects on bone. Our pivotal Phase 3 study, known as TOP (Treatment of Osteoporosis with PTH), was a multi-center, randomized, double-blind placebo-controlled clinical trial designed to evaluate the potential of PREOS to reduce the risk of first and subsequent vertebral fractures in post-menopausal women. In the TOP study, PREOS demonstrated a statistically significant reduction in the risk of new vertebral fractures in women with and without pre-existing osteoporosis-related fractures. Results from the TOP study were the basis of the 2006 European approval of Preotact® (the European brand name for PREOS) for the treatment of postmenopausal women with osteoporosis at high risk for fractures. Our partner, Nycomed Danmark ApS (Nycomed) sells Preotact in Europe under a licensing agreement with us.

In 2006, we received an approvable letter and guidance from the U.S. Food and Drug Administration (FDA) to support a U.S. marketing application for PREOS. While we continue to believe that the U.S. osteoporosis market remains a viable commercial opportunity for this compound, we elected to focus our resources on specialty opportunities within our pipeline and pursue osteoporosis only on a partnered, rather than a proprietary, basis.

During 2007, we took the following actions to support our business plan of developing specialty therapeutics to treat GI and endocrine disorders with a high unmet medical need:

  Refocused our resources and implemented a clinical development strategy for GATTEX and NPSP558 for specialty indications with high unmet medical need
  Substantially reduced annual operating expenses and cash utilization, which included consolidating our operations into one facility in Bedminster, NJ
  Raised more than $275.0 million in capital through new financings and the monetization of assets that were no longer strategically aligned
  Retired more than $191.0 million in convertible debt due in 2008
  Completed a Phase 3 clinical study of GATTEX for the treatment of SBS
  Secured an ex-North America partnership for GATTEX with Nycomed
  Enhanced our leadership team with several key appointments

Strategy

We intend to achieve our business objectives through the following strategies:

Build a broad pipeline of specialty therapeutics for unmet medical needs. We are building a broad pipeline of product candidates that are currently in various stages of preclinical and clinical development. Our clinical strategy focuses on indications treated by specialist physicians with significant unmet medical needs and limited competition. We are also mitigating our exposure to any one product or program and maintaining the flexibility to allocate resources to or accelerate our most promising programs. We believe this strategy will help us create a balanced product portfolio that we can successfully commercialize through a small, specialized commercial team.

Open innovation. We believe the open innovation component of our strategy is an efficient and cost effective approach to our business that blends traditional outsourcing with collaborations that enhance our internal capabilities. We are applying this model to all areas of our business. Rather than investing substantial resources in building and maintaining infrastructure, we are complementing our internal knowledge base by collaborating with established technological, clinical, regulatory, and commercial. By blending internal and external innovation, we expect to optimize each stage of our clinical programs and effectively manage our resources, risk, and time-to-market for our key clinical programs.

Collaborate or license to manage risk and accelerate the commercialization of product candidates. We believe that collaborating with pharmaceutical and biotechnology companies with relevant expertise in complementary therapeutic areas will facilitate the development and commercialization of our products. We also selectively pursue new product development opportunities in specialty indications. This strategy allows us to allocate our resources to proprietary programs that we believe can match our financial capabilities and have an appropriate probability of development and commercial success.

Product Pipeline

The table below summarizes our proprietary and royalty-based product pipeline and the status of each program.

Program and Indication(s)	Status	Market	Licensee

Proprietary Product Candidates:
GATTEX™ (teduglutide)
Short Bowel Syndrome	Phase 3	North America	Proprietary
GI Mucositis	Preclinical	North America	Proprietary
Necrotizing Enterocolitis	Preclinical	North America	Proprietary
Crohn's Disease	Phase 2	North America	Proprietary

Parathyroid hormone 1-84 [rDNA origin]
NPSP558 in Hypoparathyroidism	Phase 2	North America	Proprietary
PREOS® in Osteoporosis	Phase 3	North America	Proprietary

NPSP156 (d-serine analog)
Central Nervous System Disorders	Preclinical	Worldwide	Proprietary

Royalty-Based Products and Product Candidates:
Sensipar® in U.S. and Mimpara® in EU (cinacalcet HCl)
Secondary Hyperparathyroidism	Market	U.S. and EU	Amgen
Hypercalcemia	Market	U.S. and EU	Amgen
Primary Hyperparathyroidism	Phase 2	U.S. and EU	Amgen

REGPARA® (cinacalcet HCl)
Secondary Hyperparathyroidism	Approved	Asia	Kirin

Preotact® (parathyroid hormone 1-84 [rDNA origin] injection
Osteoporosis	Market	Non-U.S. **	Nycomed

GATTEX™ (teduglutide)
Short Bowel Syndrome	Phase 3	Ex-N. America	Nycomed

Ronacaleret (751689, calcilytic compound)
Osteoporosis	Phase 2	Worldwide	GlaxoSmithKline*

Glycine Reuptake Inhibitors	Phase 1	Worldwide	Janssen

* We retain co-promotion rights in the U.S. for product candidates from this collaboration ** If the product receives U.S. approval, Nycomed's license in Canada and Mexico revert to us or a licensee

Proprietary Product Candidates

Our internal programs focus on GI and endocrine disorders with a high unmet medical need. We are advancing two proprietary programs in orphan indications: GATTEX is in Phase 3 clinical development for SBS and NPSP558 is in Phase 2 clinical development for hypoparathyroidism. In addition, we are pursuing the development of GATTEX for pediatric NEC, GIM, and Crohn's disease. We are also advancing NPSP156, our proprietary D-serine analog, which is in preclinical development for various central nervous system disorders.

GATTEX (teduglutide)

GATTEX is the brand name for our proprietary analog of naturally occurring human glucagon-like peptide 2 (GLP-2), a peptide secreted primarily in the distal intestine and involved in the regeneration and repair of the intestinal epithelium. Preclinical and clinical studies have demonstrated that GATTEX stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. We are developing GATTEX in North America for the treatment of GI conditions associated with intestinal failure, specifically, SBS, GIM, NEC, and Crohn's disease. In September 2007, we licensed to Nycomed the right to develop and commercialize GATTEX outside of North America for the treatment of GI disorders. We discuss the license agreement in further detail below under the captions "Royalty-Based Products and Product Candidates" and "Collaborative Research, Development and License Agreements".

Intestinal function is involved in the digestion and the absorption of nutrients. It also plays an important role in the excretion of toxic chemicals, pathogens and byproducts of metabolic and digestive processes, and in balancing the absorption and secretion of electrolytes and water. Intestinal failure results from obstruction, dysmotility, surgical resection, congenital defect or disease-associated loss of absorption; it is characterized by the inability to maintain protein-energy, fluid, electrolyte or micronutrient balances when on a conventionally accepted normal diet. Our most advanced program for GATTEX is in Phase 3 clinical testing in patients with SBS who are dependent on parenteral nutrition (PN).

SBS is a highly disabling condition that impairs quality of life and can lead to serious life-threatening complications. SBS typically arises after extensive resection of the small bowel. SBS patients suffer from malnutrition, severe diarrhea, dehydration, fatigue, osteopenia, and weight loss due to a loss in the ability to absorb adequate amounts of nutrients and water. The goals of current treatment are to maintain fluid electrolyte, and nutrient balances through dietary management, including the use of PN.

SBS Market Opportunity

Scientific journal articles and our own market studies indicate there are 10,000 to 15,000 SBS patients in North America who are PN-dependent, the cost of which can exceed $100,000 annually per patient. Currently, only somatropin (rDNA origin) for injection (human growth hormone) and glutamine when used in conjunction with a recombinant human growth hormone are FDA-approved treatments for SBS in patients receiving specialized nutritional support and for only four weeks of therapy. We believe the SBS market is attractive because of the high cost of PN, PN-associated morbidities, the absence of effective drug therapies, and the potential improvement in the quality of life of SBS patients.

GATTEX for SBS

Preclinical and clinical studies have demonstrated that GATTEX stimulates the repair and regeneration of cells lining the small intestine, expanding the surface area for absorption of nutrients. In animal models of small bowel resections, the administration of GATTEX resulted in increased mucosal and total weight, crypt-villus height, and D-xylose absorption and restored the adaptive capacity post resection. Additionally, in PN-induced atrophy animal studies, the administration of GATTEX prevented PN-induced atrophy when administered prior to or with PN and restored the intestinal integrity.

In 2000, we received orphan drug designation for GATTEX from the FDA for SBS, which provides a seven-year period of exclusive marketing after approval, subject to several restrictions. In 2001, the European Medicines Agency (EMEA) also designated GATTEX as an orphan medicinal product for the treatment of SBS.

We have completed a pivotal Phase 3 clinical study in adult SBS patients to measure the ability of GATTEX to reduce a patient's dependency on PN. The Phase 3 clinical study was a double-blind, randomized, placebo-controlled trial with a study duration of six months. Eighty-three PN-dependent SBS patients were randomized to receive a low dose of GATTEX, (0.05 mg/kg/day), a higher dose of GATTEX (0.10 mg/kg/day) or placebo. The original primary endpoint for the study was a twenty percent (20%) or greater reduction in PN for study subjects at weeks 20 to 24 of the study compared to baseline. During the finalization of the Phase 3 study's statistical analysis plan, the primary endpoint for the Phase 3 trial was expanded to incorporate several data points that were originally included as secondary endpoints in the protocol. The expanded endpoint was designed to account for the degree of effect and duration of a patient's response to GATTEX. Accordingly, the expanded endpoint of the study called for a reduction in PN of at least twenty percent (20%) comparing baseline to weeks 16 to 24, measured as a graded response to capture reductions up to 100%.

In October 2007, we reported the top-line results from the Phase 3 study. In an intent-to-treat analysis, forty-six percent (46%) of patients receiving the lower dose of GATTEX (n=35) responded and achieved a highly statistically significant reduction in PN compared to placebo (p=0.007). Twenty-five percent (25%) of patients receiving the higher dose of GATTEX (n=32) responded and showed a trend in the difference between the treatment group and placebo, but this did not reach statistical significance (p=0.161). In this Phase 3 study, there were no statistical differences in the incidence rates of adverse events or serious adverse events among the treatment groups when compared to placebo. Two low-dose patients gained independence from and discontinued PN by week 16 and a third high-dose patient discontinued PN at the end of treatment. The study's criteria for conducting the statistical analysis of the primary endpoint required that the results for the high-dose group show statistical significance before considering the results of the low- dose group. Given GATTEX's orphan designation in SBS and the statistically strong (p=0.007) and clinically meaningful findings in the low-dose group, we met with the FDA to discuss the regulatory requirements for the development of GATTEX for SBS. During our meeting, the FDA recommended that we conduct a confirmatory Phase 3 study prior to submitting a new drug application (NDA). We plan to initiate this study and are currently finalizing a protocol that will incorporate the FDA's input, as well as the results from our Phase 3 extension study which is discussed below.

We recently completed a Phase 3 extension study for GATTEX. Sixty-five of the 71 patients (91%) who completed the pivotal Phase 3 study elected to enroll in the 28-week extension study. Patients already on GATTEX in the pivotal Phase 3 study continued to receive the dose to which they were already receiving for an additional 28 weeks of GATTEX for a total of 52 weeks of treatment. Patients who were on placebo in the Phase 3 clinical study were randomized in the extension study to receive either a low dose of GATTEX (0.05 mg/kg/day) or a high dose of GATTEX (0.10 mg/kg/day). The objective of this extension study is to evaluate the long-term safety and efficacy of daily dosing of GATTEX as well as its impact on reductions in PN. Preliminary results support our Phase 3 results. We are currently finalizing our analysis and expect to report top-line data in March 2008.

In a Phase 2 proof-of-concept study, 16 patients with SBS received subcutaneous injection of GATTEX for 21 days. Three patients received 0.03 mg/kg/day, ten patients received 0.10 mg/kg/day, and three patients received 0.15 mg/kg/day. Results of the Phase 2 study indicated that GATTEX was safe and well tolerated, resulted in intestinal epithelial regeneration and significantly increased intestinal absorption and body weight in PN-dependent SBS patients. These results were published in the international peer-reviewed journal Gut (Peppesen et al Gut 2005; 54:1223-1231).

We have also completed a single-center, double-blind, randomized, placebo-controlled ascending-dose study. Separate cohorts of healthy subjects were administered multiple doses of GATTEX or placebo in order to investigate the tolerability and pharmacokinetics of GATTEX. Following completion of eight days of treatment in a cohort and prior to the initiation of the next scheduled cohort(s), safety and tolerability were reviewed and assessed by an Independent Safety Review Panel. The study involved 95 subjects and results indicated that subcutaneous injections of 10 mg to 80 mg of GATTEX were safe and well tolerated.

Analysis and a final report of a two-year rat carcinogenicity study for GATTEX have been completed and will be included as part of our NDA submission. All of the findings were considered to be either sporadic (not of statistical or biological significance), benign, or expected due to the pharmacological properties of the test material. Non-neoplastic changes were observed at all doses tested. No malignant tumors were observed following treatment with GATTEX.

A study was conducted to assess the pharmacokinetics of a single fixed subcutaneous 20 mg dose of GATTEX in patients with moderate hepatic impairment compared to healthy subjects. This open-label single center study enrolled 24 patients. Administration of GATTEX 20 mg appeared to be safe and generally well tolerated by the male and female subjects with normal liver function and moderate liver impairment in this study.

GATTEX for Other Indications

We are also evaluating the development of GATTEX in several other GI indications, including GIM, NEC, and Crohn's disease. Consistent with our refocused strategy, our initial priority will focus on pursuing the development of GATTEX for GIM and NEC, given the serious unmet medical needs of these two specialty indications.

GI mucositis or GIM is a side effect associated with certain cancer treatments. Some chemotherapies and radiotherapy, individually or in combination, damage rapidly dividing normal cells of the GI tract, which can result in mucositis. Mucositis can occur anywhere along the GI tract and can become a dose-limiting side effect of cancer treatment. In fact, mucositis is one of the four major side effects that severely limit chemotherapy treatment along with nausea and vomiting, neutropenia, and anemia.

Necrotizing enterocolitis or NEC is a GI disease that mostly affects premature infants. NEC involves infection and inflammation that causes destruction of the bowel or intestine or part of the bowel. NEC affects one in 2,000 to 4,000 births or between 1% and 5% of neonatal intensive care unit admissions and is the most common surgical emergency and serious GI disorder among hospitalized preterm infants.

We are currently completing the preclinical studies to pursue the clinical development of GIM and NEC. Encouraging findings from preclinical studies with GATTEX demonstrated its potential to prevent chemotherapy-induced GI mucositis in animal models.

Crohn's disease is a chronic disorder characterized by inflammation of the GI tract. The inflammation can lead to obstruction or blockage of the intestine, the development of sores or ulcers within the intestinal tract, diarrhea, and malnutrition or the presence of nutritional deficiencies. Treatment includes medications to manage the inflammation and associated complications, administration of vitamins and other nutritional supplements, and/or surgery to reduce or eliminate any resulting obstruction.

The Crohn's & Colitis Foundation of America estimates that as many as one million people in the United States have inflammatory bowel disease with approximately one-half of those being afflicted with Crohn's disease. There currently is no cure for Crohn's disease. The goal of current medical treatment is to suppress the inflammatory response, bring the symptoms under control, and then administer medical therapy to decrease the frequency of the disease flares and to maintain remission.

A Phase 2a proof-of-concept clinical study with GATTEX in patients with Crohn's disease has been completed. The four-arm, eight-week clinical trial compared three doses of GATTEX delivered by daily subcutaneous injection to a placebo. The study was designed to evaluate GATTEX's safety and potential efficacy in the treatment of Crohn's disease. The study results showed a positive and consistent trend toward efficacy and a dose response favoring the highest dose group, with 36.8% of patients receiving the highest dose of GATTEX reaching clinical remission, at week two versus 16.7% of the placebo group, while 55.6% of patients in the highest dose group reached clinical remission by week eight compared to 33.3% of the placebo group. Clinical remission was defined as a Crohn's Disease Activity Index score, or CDAI score, of less than 150 points. GATTEX was well tolerated with no serious adverse events related to the drug. The most common treatment-related adverse event in the trial was redness at the injection site. While this study was not powered to demonstrate statistical significance and the primary end point was not met due to the relatively small number of study subjects and a high placebo response, we believe clinical remission rates seen in patients receiving the highest dose of GATTEX support further evaluation of GATTEX for the treatment of Crohn's disease.

NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection)

NPSP558 is our proprietary recombinant, full-length (1-84), human parathyroid hormone that we are developing in the U.S. as a potential treatment for hypoparathyroidism. Our previous clinical studies of this compound for the treatment of osteoporosis under the brand name PREOS have demonstrated that daily subcutaneous dosing causes parathyroid hormone levels to rise rapidly and then return to normal levels within a few hours. In light of the results from these studies, we believe NPSP558 has the potential to be the first true hormone therapy for hypoparathyroidism.

Hypoparathyroidism is a condition in which the body produces too little parathyroid hormone. Injury to or removal of the parathyroid glands during neck surgery is the most common cause. Hypoparathyroidism also occurs as an autoimmune disorder, either sporadically or in conjunction with polyglandular endocrine deficiency type 1. It causes lower than normal levels of calcium in the blood and rapid drops in these same levels. Most symptoms of hypoparathyroidism result from low levels of calcium in the blood and include: muscle spasm or cramping, typically in hands or feet often referred to as tetany; hair loss, dry skin or malformed nails; and numbness, tingling or burning especially around the mouth and fingers. The consequences of hypoparathyroidism include vitamin D deficiency, hypercalciuria, and bones of poor material quality.

Hypoparathyroidism Market Opportunity

An estimated 65,000 patients suffer from hypoparathyroidism in the U.S. It is one of the few remaining hormone production disorders without an approved replacement therapy. It is a rare disease and affects males and females equally. Presently, the only available treatments approved for hypoparathyroidism include life-long supplementation of calcium and Vitamin D analogs. Severe hypocalcemia can be life threatening and is usually treated with intravenous calcium. Normalization of serum calcium is usually obtainable with conventional therapy; however, it can be accompanied by excessive urinary calcium excretion or hypercalciuria. Chronic hypercalciuria can lead to renal function impairment, nephrocalcinosis and renal insufficiency. With its ideal mechanism of action, NPSP558 has the potential to fulfill the unmet need of this chronic condition and return the body to a normalized or eucalcemic state. In 2007, the FDA granted orphan drug status for NPSP558 for the treatment of hypoparathyroidism.

NPSP558 for Hypoparathryoidism

We are currently supporting an investigator-initiated trial to explore the use of NPSP558 as a hormone therapy to treat hypoparathyroidism. The study calls for 50 patients, most of whom are already enrolled, to be dosed with NPSP558 every-other-day for a period of up to 24 months. The objectives of this study are to understand the effect of NPSP558 on bone quality in hypoparathyroidism and demonstrate the safety and efficacy of NPSP558 as a parathyroid hormone therapy.

In December 2007, we met with the FDA to discuss the regulatory path for NPSP558 for hypoparathyroidism. During 2008, we expect to file an Investigational New Drug Application (IND) and initiate a pivotal registration study to evaluate the safety and efficacy of NPSP558 for the treatment of hypoparathyroidism. This study would call for 24-week dosing of approximately 75 to 100 patients after an initial eight-to-ten week screening and stabilization process. The efficacy endpoints will include achieving eucalcemia (calcium serum levels within normal ranges) while targeting a clinically significant reduction of calcium and vitamin D analog supplementation. The study preparation has started and we expect top line results by the second half of 2010.

NPSP156 (D-serine)

NPSP156 is our proprietary D-serine analog of a naturally occurring neurotransmitter and endogenous ligand at the glycine site of the NMDA receptor. We believe NPSP156 may have therapeutic potential in the treatment of epilepsy, neuropathic pain, and other central nervous system (CNS) disorders. We are in the process of completing the preclinical work required for filing an IND with the FDA. As we move forward with this program, we will make a determination as to pursuing this development program on a partnered or proprietary basis. While there are many clinical-stage and commercialized products for epilepsy and neuropathic pain, we believe that the unique mechanism of action of NPSP156 could favorably position this compound in this $3.5 billion market segment.

Royalty-Based Products and Product Candidates

Cinacalcet HCl (Sensipar® in U.S., Mimpara® in EU, REGPARA® in Japan)

Cinacalcet HCl is a small molecule compound used in treating hyperparathyroidism in patients with chronic kidney disease on dialysis and hypercalcemia in patients with parathyroid cancer. Hyperparathyroidism is a medical condition in which excessive amounts of parathyroid hormone circulate in the blood. It is typically characterized as being either primary or secondary. Cinacalcet is a calcimimetic compound that interacts with the calcium receptor on parathyroid cells and thereby decreases the production of parathyroid hormone in such cells.

In 1995, we licensed cinacalcet HCl to Kirin Pharma, a wholly-owned subsidiary of Kirin Holdings, for the drug's development and commercial sale in Japan, China, North and South Korea, and Taiwan. In 1996, we licensed worldwide rights (with the exception of the previously licensed Asian territories) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism.

In March 2004, Amgen received FDA approval for cinacalcet HCl for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis, often referred to as "Stage V" chronic kidney disease, or CKD, patients, and for the treatment of hypercalcemia, or excess serum calcium levels, in patients with parathyroid carcinoma. In October 2004, Amgen received approval from the EMEA for cinacalcet HCl for the treatment of secondary hyperparathyroidism in Stage V chronic kidney disease patients and for treatment of hypercalcemia in patients with parathyroid carcinoma. Amgen markets cinacalcet HCl as Sensipar® in the U.S. and as Mimpara® in the EU.

In October 2007, Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. In the first quarter of 2008, Kirin began commercializing cinacalcet HC1 in Japan under the trade name REGPARA®. We expect to begin receiving royalties on Kirin's sales of REGPARA during the second half of 2008.

Cinacalcet HCl for Secondary Hyperparathyroidism

Parathyroid hormone is produced by four parathyroid glands located in the neck. Serum levels of parathyroid hormone directly influence serum levels of calcium. As the body needs additional calcium, the parathyroid glands release additional parathyroid hormone. When there is excess serum calcium, the parathyroid glands release less parathyroid hormone.

Secondary hyperparathyroidism most commonly results from chronic renal disease, which can develop in hemodialysis patients. Chronic hypocalcemia and secondary hyperparathyroidism can also be products of pseudohypoparathyroidism, vitamin D deficiency, and intestinal malabsorption syndromes that are characterized by inadequate vitamin D and calcium absorption. Parathyroid hormone acts in the kidneys and bones to elevate levels of calcium in the blood. Normal functioning healthy kidneys convert the parent vitamin D into the active form of vitamin D. Vitamin D helps in intestinal absorption of dietary calcium. Chronic kidney disease generally results in (i) reduced intestinal absorption of calcium due to reduced vitamin D levels, and (ii) reduced removal of phosphorus from the blood, elevating serum phosphate, which then combines with serum calcium to further reduce serum calcium levels. This in turn leads to the chronic overproduction of parathyroid hormone as the body tries to raise serum calcium levels. Symptoms of secondary hyperparathyroidism include excessive bone loss, bone pain and chronic, severe itching. Current treatments for secondary hyperparathyroidism, in addition to cinacalcet, include phosphate binders and vitamin D supplements.

In October 2003, the National Kidney Foundation released Clinical Practice Guidelines for Bone Metabolism and Disease in Chronic Kidney Disease. These guidelines set goals for the four key measures involved in managing secondary hyperparathyroidism: the serum level of parathyroid hormone; the serum level of calcium; the serum level of phosphorus; and the product of the serum level of calcium multiplied by the serum level of phosphorus ("Ca x P"); Traditional therapies such as phosphate binders and vitamin D supplements lower parathyroid hormone levels only by increasing one or more of the other measures, particularly calcium and/or Ca x P levels. Thus, under traditional therapies, patients and their physicians have typically had to choose between elevated parathyroid hormone or elevated calcium and/or Ca x P levels. Elevated parathyroid hormone levels cause excessive bone loss, bone pain and chronic, severe itching, while elevated calcium and/or Ca x P levels can lead to calcification of the heart and blood vessels and increases the risk of kidney stones.

Cinacalcet HCl is the only FDA-approved medication that simultaneously lowers all four of the key measures. By directly suppressing production of parathyroid hormone, cinacalcet HCl also causes serum levels of calcium, phosphorus and Ca x P to decline, providing patients and their physicians an effective treatment to avoid both elevated parathyroid hormone and elevated calcium and Ca x P.

Amgen has announced that it has elected not to file for the expanded indication for the treatment of secondary hyperparathyroidism in the setting of chronic renal insufficiency based on a recently completed Phase 3 study with Sensipar. Amgen indicated that all efficacy endpoints were positive, supporting the ability of Sensipar to reduce parathyroid hormone levels in these patients; however, the occurrence of asymptomatic hypocalcemia in Sensipar-treated patients as observed in this trial was felt to be incompatible with routine use of Sensipar in this setting. Amgen stated that additional analyses are underway that may permit the identification of a dosing regimen that would allow the use of Sensipar in this patient group.

Cinacalcet HCl for Primary Hyperparathyroidism

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

Cinacalcet HCl may be a therapeutic alternative to surgery for patients with primary hyperparathyroidism. Cinacalcet HCl could be particularly useful for the estimated 10% of primary hyperparathyroidism patients with multi-parathyroid gland involvement, whose only treatment option would otherwise be surgery. A common side effect of the surgery is permanent hypoparathyroidism, or insufficient amounts of parathyroid hormone in the blood. Cinacalcet HCl has not been approved by the FDA for the treatment of primary hyperparathyroidism.

 Payments from Amgen and Kirin for Cinacalcet HC1

Amgen has paid us $38.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $7.0 million if it achieves other development and regulatory milestones. Amgen is also paying us royalties, which totaled $93.0 million through 2007, from the sales of Sensipar and Mimpara in its territories. In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Class A Notes. Additionally, in August 2007, we closed a private placement of $100.0 million in Secured 15.5% Class B Notes due 2017, or Class B Notes. The Class A Notes and Class B Notes are non-recourse to us and are secured by our royalty and milestone payment rights under our agreement with Amgen. While the Class A Notes and Class B Notes are outstanding, all payments from Amgen will go to the payment of interest and principal on the notes.

Kirin has paid us $25.0 million in license fees, research and development support payments and milestone payments, which include a $2.0 million milestone payment we received in October 2007 after the approval of cinacalcet HCl in Japan. Under the terms of our agreement, Kirin is also required to pay us royalties on any sales of cinacalcet HCl in its territories.

Preotact® (parathyroid hormone 1-84 [rDNA origin] injection)

In April 2004, we licensed to Nycomed the exclusive right to develop and market Preotact® (parathyroid hormone 1-84 [rDNA origin] injection) in Europe. In April 2006, Nycomed received authorization from the EMEA to market Preotact for the treatment of postmenopausal women with osteoporosis at high risk for fracture. The marketing authorization is valid in all EU-member states. To date, Nycomed has launched Preotact in 12 markets, including Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

In July 2007, we entered into a new license agreement with Nycomed for PREOTACT that granted Nycomed the right to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel. We discuss this new license agreement in detail below under the caption "Collaborative Research, Development and License Agreements".

In July 2007, we entered into an agreement with DRI Capital, or DRI (formerly Drug Royalty L.P.3) under which we sold to DRI our right to receive future royalty payments arising from sales of Preotact under our license agreement with Nycomed. Under the agreement, DRI paid us an up-front purchase price of $50.0 million for the royalty rights. An additional $25.0 million will be due in 2010 if certain Preotact sales thresholds are achieved. If DRI receives two and a half times the amount of principal advanced, our agreement with DRI will terminate and the remainder of the royalties, if any, will revert to us. In connection with the sales agreement, we granted DRI a security interest in our license agreement with Nycomed and certain of our patents and other intellectual property underlying our license agreement with Nycomed. In the event of a default by us under the agreement, DRI would be entitled to enforce its security interest against us and the property described above.

GATTEX (Teduglutide, ex-North American Development)

In September 2007, we licensed to Nycomed the right to develop and commercialize GATTEX outside of North America for the treatment of GI disorders. Under the terms of the agreement, Nycomed paid us $35 million. We also have the potential to earn up to $190.0 million in payments related to the attainment of certain regulatory and sales milestones for SBS, the successful development of new indications and the achievement of sales-based milestones. Additionally, the agreement provides for double-digit royalties on GATTEX sales in the licensed territories and provides an option for development cost sharing on a 50:50 basis for indications that we elect to pursue jointly. We are working with Nycomed to define the clinical development path forward.

Ronacaleret (751689)

Ronacaleret (751689) is a calcilytic compound developed under a November 1993 collaborative research and worldwide exclusive license agreement with GlaxoSmithKline (GSK) for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. Calcilytic compounds are small molecule antagonists of the calcium receptor that temporarily increase the secretion of the body's own parathyroid hormone, which may result in the formation of new bone. In animal studies, we demonstrated that intermittent increases in circulating levels of parathyroid hormone could be obtained using calcilytics. In these studies, increased levels of parathyroid hormone were achieved by this mechanism and were equivalent to those achieved by an injection of parathyroid hormone sufficient to cause bone growth. As a result, we believe that orally administered calcilytic drugs that act on the parathyroid cell calcium receptors could provide a safe and effective treatment for osteoporosis.

GSK is sponsoring a Phase 2 dose-range finding study with the 751689 compound in post-menopausal women with osteoporosis. GSK's Phase 2, double blind, placebo-controlled study will evaluate the efficacy and safety of compound 751689 over a twelve-month period. The study will enroll approximately 520 post-menopausal women with osteoporosis. The study is designed to assess the overall efficacy, safety, and tolerability of 751689 in comparison with placebo and two active comparators. Outcome measures include bone mineral density of the lumbar spine and hip, vertebral and hip strength parameters, and biomarkers of bone turnover. Data from this study, along with other data, will be used to select a dose of 751689 for further evaluation based on the effect seen on bone mineral density, safety and tolerability.

Payments from GSK

GSK has paid us a total of $26.1 million for license fees, research support, milestone payments and equity purchases as part of our collaboration. We will receive additional payments of up to an aggregate of $32.0 million, which includes additional milestones under the December 2006 amendment noted below, if certain clinical milestones are achieved. Our agreement also provides for royalties on any sales by GSK of commercialized products based on compounds identified in this collaboration. In addition to the milestone and royalty payments, we have a limited right to co-promote any products that are developed through our collaboration and we will receive co-promotion revenue if we elect to exercise these rights. Upon termination, the rights and licenses we granted GSK revert to us. In December 2006, we entered into an amendment to our agreement with GSK under which we provided GSK rights to additional compounds discovered by us. In connection with such amendment GSK paid a one-time licensing fee of $3.0 million and agreed to pay additional milestone payments for the achievement of certain clinical milestones with such compounds as well as royalties on sales of such compounds should GSK commercialize any such compounds.

Glycine Reuptake Inhibitors for Schizophrenia and Dementia

We collaborated with Janssen on glycine reuptake inhibitors to identify prospective drug candidates for schizophrenia and dementia. Janssen has now assumed full responsibility for the development of product candidates identified under the collaboration. We are not expending any significant resources in the program. In November 2001, we received a milestone payment from Janssen upon their selection of a preclinical compound for further development as a potential treatment for schizophrenia. Under the terms of the license agreement, Janssen may seek a third party to share in the future development costs and risks of the program and they have informed us they intend to do so. Similarly, subject to the diligence provisions, we may reacquire rights to the program. In the event Janssen enters into a collaborative agreement with a third party or sublicenses the program, we will continue to be eligible to receive additional milestone payments of up to $20.5 million from Janssen or a licensee, if certain milestones are met, as well as royalties on sales of any drugs developed or sold by Janssen or a licensee. We also have the right to co-promote in Canada any products developed under the collaboration.

Discontinued Research and Development

During 2007, we reprioritized our proprietary clinical development activities to focus on specialty indications for GI and endocrine disorders with a high unmet medical need. In connection with this strategic shift, we performed a detailed analysis of the required investment, development timeframe, and development risks, associated with our clinical development of PREOS for the U.S. osteoporosis market. While we believe PREOS remains a viable commercial opportunity in the U.S., we elected to redirect our PREOS investment to the specialty opportunities within our pipeline and only pursue the osteoporosis indication on a partnered, rather than proprietary basis.

To support our refocused strategy, we also discontinued our investment in early-stage research and discovery, which resulted in the October 2007 sale of our interests in an early-stage research and development collaboration with AstraZeneca for metabotropic glutamate receptors (mGluRs) for $30.0 million and terminated the research collaboration agreement entered into in March 2001. Under the 2001 agreement, we were required to co-direct the research and pay for an equal share of the preclinical research costs for a designated period.

PREOS for Osteoporosis

We have studied PREOS in a number of clinical settings to document its safety and effects on bone. The pivotal Phase 3 study, known as TOP (Treatment of Osteoporosis with PTH), was a multi-center, randomized, double blind and placebo-controlled clinical trial designed to evaluate the potential of PTH to reduce the risk of first and subsequent vertebral fractures in post-menopausal women. In the TOP Study PREOS demonstrated a statistically significant reduction in the risk of new vertebral fractures in women with and without pre-existing osteoporosis-related fractures.

In May 2005, we filed a NDA with the FDA seeking approval to market PREOS in the U.S. On March 9, 2006, we received notification from the FDA that the PREOS NDA is approvable. In the approvable letter, the FDA indicated that our pivotal Phase 3 study with PREOS demonstrated significant fracture risk reductions in post-menopausal women with osteoporosis, but noted the higher incidence of hypercalcemia with PREOS compared to placebo. The FDA expressed concern regarding hypercalcemia associated with the proposed daily dose of PREOS and requested additional clinical information. The FDA also requested additional information regarding the reliability and use of the injection device for delivery of PREOS.

Since receiving the approvable letter from the FDA, we have had further communications with the FDA including an in-person meeting with senior staff from the FDA's Division of Endocrine and Metabolism Drug Products. During the meeting, the FDA proposed that we generate additional clinical data through a new clinical trial to address the hypercalcemia issue raised in the approvable letter. Since receiving the approvable letter, we have been carefully evaluating the appropriate regulatory path forward for PREOS. We submitted a new clinical trial protocol for PREOS to the FDA to support U.S. registration. After multiple communications with the FDA, we believe the protocol design is now finalized. The clinical study under the protocol is a 12-month bone-mineral density bridging study designed to evaluate the relative efficacy and safety of three dosing regimens of PREOS (100 mcg once daily, 100 mcg every-other-day, and 75 mcg once daily) compared to placebo in women with post-menopausal osteoporosis. As noted above, we would only continue our internal efforts to develop and commercialize PREOS for osteoporosis in the U.S. market if we were to secure a partner who would be willing to assume part of the cost and risk of such development.

Osteoporosis Market Opportunity

Osteoporosis, the most common bone and mineral disorder, is an age-related disease characterized by reduced bone mineral density and increased susceptibility to fractures. Although bone loss is a universal consequence of aging, the process is accelerated in women following menopause. Osteoporosis is often diagnosed only after a fracture occurs. Fractures of the hip, spine or wrist can result in serious long-term disability and mortality. The National Osteoporosis Foundation estimates that approximately 8 million American women aged 50 and over have osteoporosis and another 34 million men and women have low bone mass and are at high risk of osteoporotic fractures. This number is expected to rise to 52 million men and women by 2010, and is expected to climb to 61 million by 2020, making low bone mass and osteoporosis a significant health threat. In addition, 50 percent of women over age 50 in the United States will suffer an osteoporosis-related fracture during their lifetime. The consequences of osteoporotic fractures can be devastating, potentially resulting in pain, disfigurement, disability and death. Additionally, the costs associated with osteoporosis and osteoporosis-related fractures are significant and in 2002 were estimated at $18.0 billion, and rising. Because post-menopausal osteoporosis is a chronic disease that requires many years of attention and management, we believe that there exists a significant unmet need for an improved approach to treating women with this often-devastating disease.

Current therapies for osteoporosis include anti-resorptive agents like bisphosphonates, raloxifene, a selective estrogen receptor modulator, and calcitonin, and the anabolic agent teriparatide, a recombinant parathyroid-hormone fragment, marketed by Eli Lilly, Inc., or Lilly, in the U.S. under the brand name Forteo®. With the exception of teriparatide, all of these therapies act to prevent further bone loss by inhibiting bone resorption but have not been shown to stimulate new bone formation at a rate comparable to parathyroid hormone therapy.

Collaborative Research, Development and License Agreements

We selectively enter into collaboration agreements and licenses with pharmaceutical and biotechnology companies to leverage our financial investment in our development and commercialization programs. We currently have collaborative research, development or license agreements with several collaborators, including Amgen, GSK, Janssen, Kirin and Nycomed. These agreements generally include payments to us for the achievement of specified milestones, and royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant to the particular collaborator an exclusive license to the technology that is the subject of the collaboration as well as to the products developed under the agreement. This strategy allows us to devote greater resources to selected programs and to pursue a greater number of programs and products than would otherwise be possible. In addition, we believe collaborators with clinical development and marketing expertise in specific therapeutic areas will facilitate more rapid entry into the market for our products and accelerate their acceptance by healthcare providers and third-party payers. These agreements generally contain provisions restricting the transfer of such agreements to a third party upon a change of control of the company, sale of substantially all of the assets of the company or a sale of a majority of the voting shares of the company, without first obtaining the written consent of the collaborator. In some instances, the collaborator has the right to terminate the agreement on the occurrence of such an event.

From time to time, we also enter into research support agreements with various academic and other not-for-profit institutions. These agreements generally require us to fund certain research at the institution over a specific period of time in exchange for which we acquire the right to use the results of the research and obtain an option to exclusively license from the institution any inventions made during the term of the research on terms mutually agreed to at that time.

GSK

In November 1993, we entered into a collaborative research and worldwide exclusive license agreement with GSK for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. We initially received from GSK an upfront license fee payment of $6.0 million and we later began receiving payments from GSK in support of our research efforts under the initial research term of the agreement. GSK also has a first right to negotiate for an exclusive license regarding other company research for indications within the field of bone metabolism disorders, and an exclusive right to negotiate for a license to compounds developed under the agreement for indications outside the field of bone metabolism disorders, which rights expire upon termination of this agreement.

GSK has the authority and responsibility to conduct and fund all product development, including clinical trials and regulatory submissions, and manufacturing for any compounds selected for development. We have the right to co-promote, in the U.S., products resulting from the collaboration. We may earn up to an additional $32.0 million, which includes new milestones under the 2006 amendment noted below, upon achievement of certain additional development or marketing milestones. GSK must also pay us royalties on any sales of products for osteoporosis and other bone metabolism disorders that include compounds developed by GSK under the agreement, and a percentage of profits from co-promotion of such products.

To date, we have received license fee, milestone, research, and development support payments totaling $26.1 million under this agreement. GSK may terminate the agreement on 30 days written notice. Additionally, in the event we breach the agreement, GSK may terminate the agreement on 60 days written notice for our breach. If GSK terminates the agreement, none of their payments to us are refundable unless such termination is due to our material breach which is not cured, in which case we would be required to return to GSK all milestone payments received by us, other than the initial license fee. Upon termination, the rights and licenses we granted GSK revert to us. In December 2006, we entered into an amendment to our agreement with GSK under which we provided GSK rights to additional compounds discovered by us. In connection with such amendment GSK paid a one time licensing fee of $3.0 million and agreed to pay additional milestones payments for the achievement of certain clinical milestones with such compounds, as well as royalties on sales of such compounds should GSK commercialize any of such compounds.

Janssen

In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. In addition, Janssen controls and is responsible for development and commercialization of the compounds, including manufacturing, and including all costs and expenses associated with the development and commercialization efforts. While Janssen has the right to market products worldwide, we may co-promote, in Canada, any products developed under the agreement. We will receive up to an aggregate of $21.5 million in milestone payments if Janssen reaches certain milestones, and royalties from any product sales resulting from the collaboration. To date, we have received research support and milestone payments totaling $2.9 million under this agreement. We may terminate the agreement if Janssen breaches the agreement and does not cure the breach within 60 days of receiving notice of the breach. In that case, all rights granted to Janssen revert to us. Janssen may terminate, for any reason, on 90 days notice to us. If Janssen terminates, other than for our breach, then the rights to any compounds or products are transferred to us. We can also terminate Janssen's rights if Janssen does not launch the product in the U.S., but we must pay a royalty to Janssen on product sales after that termination. If Janssen terminates the agreement, their payments to us are non-refundable. Janssen has informed us that they plan to seek a third party to share in the future development costs and risks of the program. In the event Janssen enters into a collaborative agreement with a third party or sublicenses the program, we will continue to be eligible to receive additional milestone payments of up to $20.5 million from Janssen or a licensee, if certain milestones are met and royalties on sales of any drugs developed or sold by Janssen or a licensee under this collaboration agreement.

Kirin

In June 1995, we entered into a collaborative research and license agreement with Kirin to develop and commercialize cinacalcet HCl and other related compounds for the treatment of hyperparathyroidism and any other indications other than osteoporosis and bone metabolism disorders in Japan, China, Hong Kong, North and South Korea and Taiwan. Kirin is responsible for all costs associated with developing, obtaining regulatory approvals and commercializing products within its territories. The agreement also requires Kirin to use reasonable good faith efforts to introduce a product to market. Kirin paid us an initial up-front license fee of $5.0 million and agreed to pay us certain milestone payments on the achievement of specified events up to an aggregate of $13.0 million. To date, we have received $13.0 million in milestone payments from Kirin, which includes a $2.0 million milestone payment we received in October 2007 for the approval of cinacalcet HCl in Japan. Kirin is required to pay us royalties on any sales of products containing cinacalcet HCl or a similar compound within its territories. We may terminate the agreement if Kirin breaches the agreement and does not cure the breach within 90 days of receiving notice of the breach. In this event, Amgen would receive rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications except osteoporosis, in the terminated territories. Kirin may terminate the agreement for any reason on 90 days prior written notice, and on a country-by-country basis on specified conditions relating to market size. If Kirin terminates the agreement, Amgen would receive the rights to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and other indications, except osteoporosis, in the terminated territories. If Kirin terminates the agreement, their payments to us are non-refundable. We are advised that Kirin and Amgen have executed a separate data sharing agreement related to clinical data under their separate agreements with us. We have also authorized them to enter into a manufacturing agreement with one or more manufacturing companies for clinical and commercial supplies.

Nycomed

In April 2004, we signed a distribution and license agreement with Nycomed, in which we granted Nycomed the exclusive right to develop and market Preotact in Europe. Nycomed also made an equity investment in our business of $40.0 million through the purchase of 1.3 million shares of our common stock in the form of a private placement, which closed in July 2004. The agreement also requires Nycomed to pay us up to €20.8 million in milestone payments upon regulatory approvals and achievement of certain sales targets to purchase drug product and devices from us and to pay us royalties on product sales. Through December 31, 2007, we have received €5.6 million in milestone payments from Nycomed. This agreement was superseded by our July 2007 license agreement with Nycomed described below.

In July 2007, we entered into a new license agreement with Nycomed for Preotact, which we refer to as the 2007 license agreement. Under the 2007 license agreement, we granted to Nycomed the right to commercialize Preotact in all non-U.S. territories, excluding Japan and Israel; however, if the compound receives marketing approval in the U.S., Nycomed's licensed rights in Canada and Mexico will revert to us or a licensee. The 2007 license agreement contains milestone and royalty payment obligations similar to those under our 2004 license agreement with Nycomed. Nycomed is required to pay us royalties on sales of Preotact only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of our manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license and distribution agreement, as of January 1, 2008. As part of the manufacturing and supply transfer, Nycomed paid us $11.0 million for a significant portion of our existing bulk drug inventory. Nycomed may terminate the agreement for reasons related to the commercial viability of Preotact at any time upon provision of six months written notice. In that event ownership to all technology, products, regulatory filings and know how revert to us. Either party may terminate the agreement should the other party commit a material breach that they do not cure within 60 days of written notice of such material breach.

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside of North America for the treatment of GI disorders. We received $35.0 million in up-front fees under the agreement. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments. Additionally, the agreement provides for double-digit royalties on GATTEX sales in the licensed territories. Under the terms of the agreement, we were responsible to complete the original Phase 3 GATTEX clinical trials in SBS and there is an option to share future joint development costs 50:50 to advance and broaden the indications for GATTEX. Nycomed may terminate the license agreement at will (i) prior to the first commercial sale of GATTEX or a comparable product upon 180 days written notice to us, or (ii) after the first commercial sale of GATTEX or a comparable product upon 365 days written notice to us. After we have received such a termination notice, we may terminate the agreement anytime prior to the requisite period. Either party may terminate the agreement should the other party become insolvent or should the other party commit a material breach that is not cured within 30 days of written notice for a payment obligation and 60 days of written notice for non-payment obligations. Under the terms of these agreements, we recognized revenue in 2007, 2006 and 2005 of $37.4 million, $3.1 million and $234,000, respectively.

Sponsored and Government Funded Research Programs

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses.

In February 1993, we entered into a patent license agreement with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. Under the patent license agreement, we are responsible for all costs relating to obtaining regulatory approval from the FDA or any other federal, state or local government agency and carrying out any clinical studies, relating to the technology. The Brigham and Women's Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. Brigham and Women's Hospital may terminate the patent agreement if we breach the terms of the patent agreement and do not cure the breach within 60 days of receiving notice of the breach. Certain violations of terms of the patent agreement, if pursued by Brigham and Women's Hospital, might result in the exclusive, royalty-free license of the technology to Brigham and Women's Hospital or other adverse consequences.

We have also entered into a license agreement with Dr. Daniel J. Drucker and his Canadian corporation 1149336 Ontario Inc. The license agreement grants to us an exclusive license under Dr. Drucker's patent portfolio for glucagon-like peptide-2, or GLP-2, and its therapeutic uses. Under the license agreement, we have agreed to ensure that reasonable commercial efforts are used to develop and commercialize any product covered by the licensed patents. The agreement requires us to pay annual non-refundable license maintenance fees, royalties on sales and licensing fees, and milestone payments. If we default on any of the material obligations under the agreement Dr. Drucker may terminate the license agreement and all rights granted under the agreement will revert to Dr. Drucker.

New Drug Development and Approval Process

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, all of our drug candidates are subject to rigorous preclinical testing, clinical trials, and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and in some cases state statutes and regulations also govern or affect the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

The steps required by the FDA before our drug candidates may be marketed in the U.S. include, among other things:

The performance of preclinical laboratory and animal tests and formulation studies;

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

Prior to commencing a clinical trial, we must submit an IND to the FDA. The IND becomes effective 30 days after receipt by the FDA, unless within the 30-day period, the FDA raises concerns or questions with respect to the conduct of the trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the study can begin. As a result, the submission of an IND may not necessarily result in FDA authorization to commence a clinical trial. Further, an independent institutional review board at the medical center or centers proposing to conduct the trial must review and approve the plan for any clinical trial before it commences.

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

 We cannot be certain that we, or any of our collaborative partners, will successfully complete Phase 1, Phase 2 or Phase 3 testing of any compound within any specific period, if at all. Furthermore, the FDA or the study sponsor may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The FDA may withhold approval for an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA's fast track program is intended to facilitate the development and expedite the review of drugs intended for the treatment of serious or life- threatening diseases and that demonstrate the potential to address unmet medical needs for such conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. We cannot guarantee that the FDA will grant any requests that we may make for fast track designation, that any fast track designation would affect the time of review, or that the FDA will approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, the FDA's approval of a fast track product can include restrictions on the product's use or distribution, such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience. Approval of fast track products can be conditional with a requirement for additional clinical studies after approval.

Satisfaction of the above FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of a product or indication.

Government regulation may delay or prevent marketing of potential products for a considerable period and impose costly procedures upon our or our partner's activities. The FDA or any other regulatory agency may not grant any approvals on a timely basis, if at all. Success in early-stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications and dosages. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain regulatory approvals may have a material adverse effect on our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Any products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with current Good Manufacturing Practice, or cGMP, regulations, which impose certain procedural and documentation requirements. We cannot be certain that we, or our present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity. For example, the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. We intend to file for orphan drug designation for those diseases that meet the criteria for orphan exclusivity. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide us with a material commercial advantage.

Steps similar to those in the U.S. must be undertaken in virtually every other country comprising the market for our product candidates before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the U.S. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

Patents and Other Proprietary Technology

Our intellectual property portfolio includes patents, patent applications, trade secrets, know-how and trademarks. Our success will depend in part on our ability to obtain additional patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the U.S. and in other countries. We periodically file patent applications to protect the technology, inventions and improvements that may be important to the development of our business. We rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators. These patent applications cover compositions of matter, methods of treatment, methods of discovery, use of novel compounds and novel modes of action, as well as recombinantly expressed receptors and gene sequences that are important in our research and development activities. Some of our principal intellectual property rights related to processes, compounds, uses and techniques related to calcium receptor science are protected by issued U.S. patents. We intend to file additional patent applications relating to our technology and to specific products, as we think appropriate.

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

We have been issued approximately 188 patents in the U.S. Ten issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2008 to 2017. Eight issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Fifteen issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2017. Thirteen issued U.S. patents cover technology related to GATTEX and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2018. Thirteen issued U.S. patents cover technology related to glycine reuptake inhibitors. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2022. Our intellectual property portfolio also includes patents in countries outside the U.S., which also cover the technology referenced above.

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

Competition

Competition in the pharmaceutical industry is intense and is expected to continue to increase. Many competitors, including biotechnology and pharmaceutical companies, are actively engaged in research and development in areas that we, or our partners, are also developing or commercializing products, including the fields of gastrointestinal disorders, hyperparathyroidism, osteoporosis, and central nervous system disorders.

Our competition for GATTEX will depend on the applicable indication. For example, we have been granted orphan drug designation in SBS, where very few competitors exist. Current therapies for SBS include parenteral nutrition, or PN, and somatropin (rDNA origin) for injection, a human growth hormone marketed by Serono and glutamine in combination with somatropin (rDNA origin) for injection. PN is a costly option as studies show that it can cost from $86,000 to $150,000 per year. In addition, there can be a negative impact on patient quality of life as well as morbidities associated with PN. Treatment with somatropin (rDNA origin) for injection is limited to 28 days and requires a specialized diet. If approved by the FDA for SBS, GATTEX would compete directly with somatropin (rDNA origin) for injection. Necrotizing enterocolitis and gastrointestinal mucositis are other specialty indications where few competitors exist. Treatment for Crohn's includes several classes of drugs including aminosalicylates, immunosuppressants, antibiotics, corticosteroids, immunomodulators, and the biologics. While GATTEX, if approved by the FDA for the treatment of Crohn's, would compete with these therapies as a potential treatment for Crohn's, GATTEX may create utility in this indication either as a mono or combination therapy.

We have been granted orphan drug status for NPSP558 for the treatment of hypoparathyroidism. Presently, the only available treatments approved for hypoparathyroidism include life-long supplementation of calcium and Vitamin D. Severe hypocalcemia can be life threatening and is treated with intravenous calcium. We believe, with its ideal mechanism of action, NPSP558 has the potential to meet the unmet need of this chronic condition.

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

outsource manufacturing capabilities for our proprietary products;

leverage our established collaborations and enter into new collaborations for the development of our products;

identify new product candidates;
develop products that reach the market first;

develop products that are superior to other products in the market;

develop products that are cost-effective and competitively priced; and

obtain and enforce patents covering our technology.

Manufacturing

We do not have internal manufacturing capabilities to produce supplies of GATTEX or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection devices used to administer GATTEX and NPSP558. We are dependent on third parties for manufacturing, supply, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product or injection devices to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We depend on a number of contract manufacturers to supply key components of GATTEX and NPSP558. For instance, we have entered into an agreement with Boehringer Ingelheim Austria GmbH (BI) to produce bulk supplies of the active pharmaceutical ingredients of GATTEX and NPSP558 for our clinical and any future commercial requirements. We expect BI to be able to produce sufficient bulk supplies of GATTEX and NPSP558 on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We have entered into a manufacturing agreement with Cangene Corporation, or Cangene, for the production of finished supplies of GATTEX. Cangene is currently our sole source for our fill and finish clinical supplies for GATTEX. Although Cangene has only produced GATTEX for our clinical requirements, we anticipate that Cangene will be able to produce sufficient finished commercial supplies of GATTEX, if GATTEX receives marketing approval from the FDA. Nevertheless, the fill and finish aspect of the manufacturing process is complex and no assurances can be provided that Cangene will be able to produce commercial quantities of GATTEX in a timely manner or at all.

We depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of NPSP558 for clinical use. Because the "fill and finish" aspect of the manufacturing process for NPSP558 requires the use of Vetter's proprietary technology, Vetter is our sole source for finished supplies of NPSP558. The fill and finish aspect of the manufacturing process for NPSP558 is complex and no assurances can be provided that Vetter will be able to produce sufficient finished supplies of NPSP558 to satisfy our commercial requirements in a timely manner, or at all. Since we have not received marketing approval for NPSP558 in the U.S., we currently do not have a formal manufacturing and supply agreement with Vetter for the production of commercial quantities of finished supplies of NPSP558. If we are unable to reach such an agreement on favorable terms, we may be required to seek another manufacturing partner to produce finished supplies of NPSP558, which could result in significant added costs and delays.

We rely on Ypsomed AG, or Ypsomed, to manufacture clinical supplies of the injection pen device used for the administration of PREOS. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS, we will remain dependent on Ypsomed's technology to produce the pen in commercial quantities if the FDA approves PREOS. The pen has been specifically designed and developed for delivery of PREOS. Manufacturing drug delivery devices such as the pen is a complex process and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all. Since we have not received marketing approval for PREOS in the U.S., we currently do not have a formal agreement with Ypsomed for the production of commercial quantities of injection pen devices. If we are unable to reach such an agreement on favorable terms, we may be required to seek another manufacturing partner to develop and produce a drug delivery device for the administration of PREOS, which could result in significant added costs and delays.

We have experienced certain instances where our contract manufacturers have produced product and pens that have not met our required specifications and could not be used in clinical trials or for commercialization. Any extended disruption or termination of our relationship with any of our contract manufacturers could materially harm our business and financial condition and adversely affect our stock price.

A more complete description of the risks associated with our business, including our contract manufacturers, can be found below in Section 1A of this Annual Report titled "Risk Factors."

Employees

As of March 6, 2008, we had approximately 41 employees. None of our employees is covered by a collective bargaining agreement and we believe our relationship with our employees is good.

Trademarks

"NPS", "NPS Pharmaceuticals" and "PREOS" are our registered trademarks. In addition, Preotact is our registered trademark in the U.S. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

With the exception of 2007 and 1996, we have not been profitable since our inception in 1986. As of December 31, 2007, we had an accumulated deficit of approximately $869.5 million. To date, our revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl, royalty payments from Nycomed on sales of Preotact, milestone revenue from our collaborative agreements with Nycomed and product sales to Nycomed of Preotact. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. As of December 31, 2007, there were approximately $260.7 million of these notes outstanding, including $100.0 million of Class B Notes issued in August 2007 and $6.2 million of additional notes issued as interest on the Class B Notes. The principal amount of the notes issued in August will continue to increase through the issuance of the additional notes in lieu of payment of cash interest until the initial class of notes is paid in full. Though the notes are non-recourse to us, if the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cash flows from future royalty payments from Amgen on sales of cinacalcet HCl. In July 2007, we assigned our Preotact royalty interest to DRI. Under our agreement with DRI, the Preotact royalty interest will return to us only if DRI receives a certain sum of royalties based on Nycomed's net sales of Preotact. We are entirely dependent on Nycomed for sales of Preotact and we cannot assure you that DRI will receive royalties in an amount sufficient to cause the Preotact royalty interest to be returned to us. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates and continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

We may require additional funds.

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we lack sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations require substantial capital. We expect that our existing cash, cash equivalents, and short-term investments will sufficiently fund our current and planned operations through at least 2008. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, our ability to effectively out-source our clinical development, regulatory, data management, research, quality control and assurance, and other activities, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates and drug delivery devices on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

engage in equity financings that would be dilutive to current stockholders;

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

We are developing GATTEX as a potential treatment for a variety of gastrointestinal disorders, including SBS. In an intent-to-treat analysis of our pivotal Phase 3 study, forty-six percent (46%) of patients receiving the lower dose of GATTEX (N=35) responded and achieved a highly statistically significant reduction in PN compared to placebo (p=0.007). Twenty-five percent (25%) of patients receiving the higher dose of GATTEX (N=32) responded and showed a trend in the difference between the treatment group and placebo, but this did not reach statistical significance (p=0.161). In this Phase 3 study, there were no statistical differences in the incidence rates of adverse events or serious adverse events among the treatment groups when compared to placebo. Two low-dose patients gained independence from and discontinued PN by week 16 and a third high-dose patient discontinued PN at the end of treatment. The study's criteria for conducting the statistical analysis of the primary endpoint required that the results for the high-dose group show statistical significance before considering the results of the low-dose group. Given GATTEX's orphan designation in SBS and the statistically strong (p=0.007) and clinically meaningful findings in the low-dose group, we met with the FDA to discuss the regulatory requirements for the development of GATTEX for SBS. During our meeting, the FDA recommended that we conduct a confirmatory Phase 3 study prior to submitting an NDA. We plan to initiate this study and are currently finalizing a protocol to address the FDA's comments and will incorporate results from our Phase 3 extension study

The process of structuring and commencing a second Phase 3 clinical study will require significant resources and could be time consuming and subject to unanticipated delays and cost. For example, the FDA may not concur with our proposed protocol for the study, which would delay and could increase the cost of the study. Even if the FDA concurs with our protocol, there are no assurances that the results of the second Phase 3 study based on the protocol will show the required safety and efficacy data to support an NDA for GATTEX or regulatory approval of GATTEX by the FDA.

If we are ultimately unable to obtain regulatory approval to commercialize GATTEX in a timely manner, or at all, or if the FDA approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our ability to generate revenues to sustain our operations will be substantially impaired, our business will be materially harmed and our stock price may be adversely affected. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval.

If we do not receive regulatory approval to market NPSP558 for hypoparathyroidism in the U.S. in a timely manner, or at all, or if we obtain regulatory approval to market NPSP558 for hypoparathyroidism but the approved label is not competitive with then existing competitive products, our business may be materially harmed and our stock price may be adversely affected.

We are developing NPSP558 for hypoparathyroidism. Historically, we have developed this compound as PREOS for osteoporosis. We are currently supporting an investigator-initiated trial to explore the use of NPSP558 as a hormone replacement therapy to treat hypoparathyroidism. The study calls for 50 patients, most of them already enrolled, to be dosed with NPSP558 every-other-day for a period of up to 24 months. The objectives of this study are to understand the effect of parathyroid hormone 1-84 on bone quality in hypoparathyroidism, and demonstrate the safety and efficacy of NPSP558 in this indication. We are also initiating a pivotal registration study to demonstrate the safety and efficacy of NPSP558 as a potential therapy to treat hypoparathyroidism. This study would call for 75 to 100 patients to be dosed with NPSP558 for a period of 24 weeks. Prior to commencement of dosing, patients will complete an eight-to-ten week screening and stabilization process. The efficacy endpoints will include eucalcemia and reduction of supplemental calcium and vitamin D analogs. The study preparation has started and we expect topline results by the second half of 2010. We believe that because of our 2007 fundraising activities, the sale of non-core assets and the GATTEX partnership with Nycomed, we now have the financial resources to fund the continued U.S. development of NPSP558 and are committed to advancing its development in hypoparathyroidism. The investigator-initiated study and pivotal registration study are, like all clinical trials, long, expensive and uncertain processes and there can be no assurance that data collected from these studies will be sufficient to support a new drug application or FDA approval of NPSP558 for hypoparathyroidism.

If we are unable to obtain U.S. regulatory approval for NPSP558 for hypoparathyroidism or PREOS for osteoporosis, or if we receive regulatory approval to market NPSP558 or PREOS in the U.S. but the FDA-approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products, our business may be materially harmed and our stock price may be adversely affected. Biotechnology stock prices, including our stock price, have declined significantly in certain instances where companies have failed to meet expectations with respect to FDA approval or the timing for FDA approval.

We may never develop any more commercial drugs or other products that generate revenues.

Sensipar (Mimpara in Europe) and Preotact are our only sources, to date, of commercial revenues. We also expect to begin receiving royalty revenue on Kirin's sales of REGPARA in Japan in the second half of 2008. Our remaining product candidates will require significant additional development, clinical trials, regulatory approvals and additional investment before their potential commercialization. As part of our corporate restructuring, we now outsource substantially all of our research, and development activities. If we are unable to transition to an outsourcing company in an efficient and timely manner, the development of our product candidates will be delayed. Additionally, our product development efforts may not lead to commercial drugs for a number of reasons, including the failure of our product candidates to be safe and effective in clinical trials or because we have inadequate financial or other resources to pursue the programs through the clinical trial process. Even if we are able to commercialize one or more of our product candidates, we cannot assure you that such product candidates will find acceptance in the medical community.

We have limited internal capacity to conduct preclinical testing and clinical trials, and our dependence on contract research organizations could result in delays in and additional costs for our drug development efforts.

We have historically had limited internal resources and capacity to perform preclinical testing and clinical trials. In addition, we restructured our operations in 2007, which included reductions in our worldwide workforce as well as a transition to an outsourcing business strategy. Because of these reductions and our limited internal resources to perform preclinical and clinical testing, we rely almost entirely on contract research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement CRO to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable replacement on favorable terms, or at all. Even if we were able to find another CRO to perform a preclinical test or clinical trial, the delay in the test or clinical trial may result in significant expenditures. Events such as these may result in delays in our obtaining regulatory approval for our drug candidates or our ability to commercialize our products and could result in increased expenditures that would adversely affect our operating results.

In addition, for some of our drug candidates, we plan to contract with collaborators or licensees to advance those candidates through later-stage, more expensive clinical trials, rather than invest our own resources to perform these clinical trials. Depending on the terms of our agreements with these collaborators or licensees, we may not have any control over the conduct of these clinical trials, and in any event we would be subject to the risks associated with depending on collaborators or licensees to develop these drug candidates, as described below.

We have no internal manufacturing capabilities. We depend on third parties, including a number of sole suppliers, for the manufacturing, supply, and storage of our product candidates and drug delivery devices to be used for our commercial launch of products, our partner's commercial launch of products, and in our clinical trials. We have experienced instances where our contract manufacturers have produced product and drug delivery devices, which have not complied with our specifications and could not be used for commercial use or clinical trials. Product introductions and clinical trials may be delayed or suspended if the manufacture or supply of our products or drug delivery devices are delayed, interrupted or discontinued.

We do not have internal manufacturing capabilities to produce supplies of GATTEX, NPSP558 or any of our other product candidates to support clinical trials or commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection devices used to administer GATTEX and NPSP558. We are dependent on third parties for manufacturing, supply, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process or our relationships with our manufacturers, we may not have sufficient product or injection devices to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved.

We depend on a number of contract manufacturers to supply key components of GATTEX, NPSP558, and PREOS. For instance, we have entered into an agreement with Boehringer Ingelheim Austria GmbH, or BI, to produce bulk supplies of the active pharmaceutical ingredients of GATTEX, NPSP558, and PREOS for clinical use and our commercial requirements if we receive FDA approval. We expect BI to be able to produce sufficient bulk supplies of GATTEX NPSP558, and PREOS on a timely basis. Nevertheless, manufacturing biological products is complex and no assurances can be provided that BI will be able to produce commercial quantities of bulk drug product in a timely manner or at all.

We have entered into a manufacturing agreement with Cangene Corporation, or Cangene, for the production of finished supplies of GATTEX. Cangene is currently our sole source for our fill and finish clinical supply requirements of GATTEX. Although Cangene has only produced small quantities of GATTEX for our clinical requirements, we anticipate that Cangene will be able to produce sufficient finished commercial supplies of GATTEX, if GATTEX receives marketing approval from the FDA. Nevertheless, the fill and finish aspect of the manufacturing process is complex and no assurances can be provided that Cangene will be able to produce commercial quantities of GATTEX in a timely manner or at all.

We also depend on Vetter Pharma-Fertigung GmbH, or Vetter, for the production of finished supplies of NPSP558 for clinical use. Because the "fill and finish" aspect of the manufacturing process for NPSP558 requires the use of Vetter's proprietary technology, Vetter is our sole source for finished supplies of NPSP558. The fill and finish aspect of the manufacturing process for NPSP558 is complex and no assurances can be provided that Vetter will be able to produce sufficient finished supplies of NPSP558 to satisfy our commercial requirements in a timely manner, or at all. Since we have not received marketing approval for NPSP558 in the U.S., we currently do not have a formal manufacturing and supply agreement with Vetter for the production of commercial quantities of finished supplies of NPSP558. If we are unable to reach such an agreement on favorable terms, we may be required to seek another manufacturing partner to produce finished supplies of NPSP558, which could result in significant added costs and delays.

We rely on Ypsomed AG, or Ypsomed, to manufacture clinical supplies of the injection pen device used for the administration of PREOS. Ypsomed is our sole source for the pen and, absent the development of an alternative method of delivery of PREOS, we will remain dependent on Ypsomed's technology to produce the pen in commercial quantities if the FDA approves PREOS. The pen has been specifically designed and developed for delivery of PREOS. Manufacturing drug delivery devices such as the pen is a complex process and no assurances can be provided that Ypsomed will be able to produce commercial quantities of the pen in a timely manner or at all. Since we have not received marketing approval for PREOS in the U.S., we currently do not have a formal agreement with Ypsomed for the production of commercial quantities of injection pen devices. If we are unable to reach such an agreement on favorable terms, we may be required to seek another manufacturing partner to develop and produce a drug delivery device for the administration of PREOS, which could result in significant added costs and delays.

We have experienced certain instances where our contract manufacturers have produced product and pens that have not met our required specifications and could not be used in clinical trials or for commercialization. Any extended disruption or termination of our relationship with any of our contract manufacturers could materially harm our business and financial condition and adversely affect our stock price.

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

our manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements that could result in substantial delays and higher costs; and

we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our products or drug delivery devices.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submission, required approvals or commercialization of our products under development, entail higher costs and result in our inability to commercialize our products effectively.

Clinical trials are long, expensive and uncertain processes and the FDA may ultimately not approve any of our product candidates. We cannot assure you that data collected from preclinical and clinical trials of our product candidates will be sufficient to support approval by the FDA, the failure of which could delay our profitability and adversely affect our stock price.

Before we receive regulatory approval for the commercial sale of our product candidates, our product candidates are subject to extensive preclinical testing and clinical trials to demonstrate their safety and efficacy. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule, and the FDA may not ultimately approve our product candidates for commercial sale. Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including GATTEX and NPSP558, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

If we fail to maintain our existing or establish new collaborative relationships, or if our collaborators do not devote adequate resources to the development and commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

Our strategy for developing, manufacturing and commercializing our products includes entering into various relationships with other pharmaceutical and biotechnology companies to advance many of our programs. We have granted development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl, Preotact, GATTEX, calcilytics, and glycine reuptake inhibitors. Our collaborators typically have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on their efforts and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether. For example, in early 2002, Abbott terminated its agreement with respect to isovaleramide, and Forest Laboratories terminated its agreement with us with respect to ALX-0646. As a result, these programs were discontinued.

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

our collaborators may not pursue further development and commercialization of compounds resulting from their collaborations with us or may pursue the same on a different regulatory pathway from us;

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

We cannot assure you that our current or future collaborative efforts will be successful. If our collaborative efforts fail, our business and financial condition would be materially harmed.

We have never marketed, sold or distributed a product and may need to rely on third parties to successfully market and sell our products and generate revenues.

Due to the delay in obtaining regulatory approval of PREOS for osteoporosis, we have eliminated all commercial sales and related field operations. As a result, if and when we receive regulatory approval to market and sell one or more of our product candidates we will have to either build a new commercial organization or enter into agreements with contract sales organizations to provide sales, marketing, market research and product planning services. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to build a commercial organization and/or enter into such agreements on favorable terms and to manage the efforts of those service providers successfully. We may also benefit from establishing a relationship with one or more companies with existing distribution systems and direct sales forces to market any or all of our product candidates; however, we cannot assure you that we will be able to enter into or maintain agreements with these companies on acceptable terms, if at all.

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we may be unable to sell our products profitably.

The availability of reimbursement by governmental and other third-party payers affects the market for any pharmaceutical product. These third-party payers continually attempt to contain or reduce the costs of healthcare. There have been a number of legislative and regulatory proposals to change the healthcare system and further proposals are likely. Medicare's policies may decrease the market for our products that are designed to treat patients with age-related disorders, such as osteoporosis and hyperparathyroidism. Significant uncertainty exists with respect to the reimbursement status of newly approved healthcare products.

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as GATTEX for the treatment of SBS and NPSP558 for hypoparathyroidism.

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

Because of intense competition and technological change in the pharmaceutical industry, the marketplace may not accept our products, and we may not be able to compete successfully against other companies in our industry and achieve profitability.

The pharmaceutical and biotechnology industries are intensely competitive. We have competitors in both the U.S. and internationally including major multi-national pharmaceutical companies, chemical companies, biotech companies, universities and other research organizations. Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators, which could render our product candidates obsolete and non-competitive.

Existing and future products, therapies and technological approaches will compete directly with the products we seek to develop. Current and prospective competing products may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, our patents may be challenged or circumvented by third parties, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the U.S. were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind actual discoveries. Patent applications filed in the U.S. after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights, our management's focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. In addition, we cannot assure you that others will not design around our patented technology.

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

Additionally, under the Hatch-Waxman Act, a generic pharmaceutical manufacturer may file an Abbreviated New Drug Application, or ANDA, seeking permission to market a generic version of one of our products prior to the expiration of our relevant patents. For example, a generic pharmaceutical manufacturer could file an ANDA for cinacalcet HCl as early as March 2008. Such a filing is an act of patent infringement and may result in our filing patent infringement litigation to enforce our proprietary rights. There can be no assurance that we would prevail in such an action and our business may be adversely affected should we fail to prevail in any such litigation.

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We registered the "PREOS" trademark with the U.S. Patent and Trademark Office. A third party may assert a claim that the PREOS mark is confusingly similar to its mark, and such claims or the failure to timely register the PREOS mark or objections by the FDA could force us to select a new name for PREOS, which could cause us to incur additional expense or delay its introduction to market.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that our collaborators or we may be required to license in order to research, develop or commercialize at least some of our product candidates, including GATTEX, NPSP558 and PREOS. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market.

Our business is subject to extensive regulation by governmental authorities in the U.S. and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, our collaborators or we must demonstrate, among other things, with substantial evidence from well- controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, the approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. Our collaborators, the FDA or we may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory requirements vary widely from country to country, but, in general, are subject to all of the risks associated with U.S. approvals.

If any of our products receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. In addition, results of preclinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements that could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA's cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements. Our promotional materials and sales activities are governed by FDA regulation. The FDA may require us to withdraw promotional material, to issue corrected material, or to cease promotion resulting in loss of credibility with our customers, reduced sales revenue or increased costs.

Because of our restructuring initiatives and the related reductions in our workforce, we have reallocated certain employment responsibilities and have increased our dependence on third parties to perform certain corporate functions.

We have restructured our operations, which included reductions in our workforce as well as a transition to an outsourcing business strategy. The reductions have resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. In addition, because of these reductions, we are outsourcing certain corporate functions, which makes us more dependent on third parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

If we fail to attract and retain key executives and employees, the development and commercialization of our products may be adversely affected.

We depend heavily on our executive, managerial and clinical personnel. To the extent that we lose any of these key personnel, our ability to develop products and become profitable may suffer. The risk of being unable to retain key personnel may be increased by the fact that we have not entered into long-term employment contracts with our executives or employees. Our future success will also depend in large part on our ability to attract and retain qualified executives and employees in the future. We face competition for personnel from other companies, academic institutions, government entities and other organizations. In particular, we are highly dependent on members of our executive team to manage our business. In connection with our restructuring initiatives and our plan to transition the company to an outsourcing business strategy, certain members of our executive team are no longer with the company and new executive team members have been hired. Our transition in expertise, as with any company, will take time, resources and may result in unexpected expense and delay to our business programs. Each new member of our executive team is highly qualified, important to our business and would be difficult to replace. We are also dependent on several key employees who would also be difficult to replace. If we are unable to retain our executives and key employees, our ability to operate under the outsourcing business model and compete in our industry may be hindered and our business may suffer. Each of our executives and key employees is an employee at will and, despite our retention efforts; we cannot assure you that they will remain with the company.

We are involved in securities class action litigation and shareholder derivative litigation that could become expensive and divert management's attention from operating our business.

NPS and certain of our officers have been named as defendants in a consolidated securities class action lawsuit. In addition, certain of our officers, directors and former officers and directors have been named as defendants in several shareholder derivative lawsuits. The initial derivative litigation has been dismissed, but the court has granted the plaintiff leave to amend and re-file the complaint. Additional derivative actions have been filed as well, which mimic the previously dismissed case but relate to GATTEX. We believe that the claims in these lawsuits are without merit and intend vigorously to defend our self and the other defendants against the claims. We maintain insurance for claims of this nature, which we believe is adequate. Moreover, we believe, based on information currently available, that the filing and ultimate outcome of the lawsuits will not have a material impact on our financial position. However, our extended involvement in these actions may become expensive and divert management's attention and resources from operating our business. Additionally, we may not be successful in having these lawsuits dismissed or settled within the limits of our insurance or at all.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained limited product liability insurance coverage for our clinical trial in humans; however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

Research and development involves hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Research and development activities involve the controlled use of hazardous materials, radioactive compounds and other potentially dangerous chemicals and biological agents. Although we believe our contractors' safety procedures for these materials comply with governmental standards, we cannot eliminate the risk of accidental contamination or injury from these materials. We currently have insurance, in amounts and on terms typical for companies in businesses that are similarly situated, that could cover all or a portion of a damage claim arising from our use of hazardous and other materials. However, if an accident or environmental discharge occurs, and we are held liable for any resulting damages, the associated liability could exceed our insurance coverage and our financial resources.

Risks Related to Our Common Stock and Notes Payable

Our stock price has been and will continue to be volatile and an investment in our common stock could suffer a decline in value.

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

fluctuations in our operating results;

announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

published reports by securities analysts;

the progress of our and our collaborators' clinical trials, including our and our collaborators' ability to produce clinical supplies of our product candidates on a timely basis and in sufficient quantities to meet our clinical trial requirements;

governmental regulation and changes in medical and pharmaceutical product reimbursement policies;

developments in patent or other intellectual property rights;

publicity concerning the discovery and development activities by our licensees;

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

Royalty revenues received from Amgen on sales of cinacalcet HCl may not be sufficient to cover the interest and principal payments on the Secured 8.0% Notes and/or 15.5% Notes due March 30, 2017. As a result, we would have to either voluntarily make such payments out of available cash resources or risk forfeiture of certain royalty rights under the Amgen agreement.

In December 2004, we completed a private placement of $175.0 million in secured 8.0% Notes due March 30, 2017. In August 2007, our subsidiary completed a private placement of $100 million of secured 15.5% notes due March 30, 2017. All of these secured notes are non-recourse to us and are secured by certain royalty and our related rights under our agreement with Amgen. Additionally, the sources for interest payments and principal repayment of the secured notes are limited to royalty and milestone payments received from Amgen. If the revenues received from Amgen are insufficient to cover the interest and other payments due under the secured notes, we would have to forfeit our rights to future royalties and other rights under the Amgen agreement unless we make the payments due out of our available cash resources. If we make the payments, our cash resources would be significantly reduced and we may not have sufficient cash resources to fund our programs and operations. The principal amount of the secured notes issued in August 2007 will increase through the issuance of additional notes in lieu of payment of cash interest until the initial class of secured notes is paid in full. If we do not make the payments due under the secured notes then we risk losing the future revenue stream from Amgen for sales of cinacalcet HCl, which could adversely affect future cash resources and we would lose rights to the technology licensed to Amgen under the Amgen agreement.

Our liquidity and future cash flow may not be sufficient to cover interest payments on our 5.75% Convertible Notes due 2014 or to repay the notes at maturity.

Our ability to make interest payments on and to repay at maturity or refinance our 5.75% convertible notes due 2014 will depend on our ability to maintain sufficient cash and generate future cash flow. Other than in 2007, we have never generated positive annual cash flow from our operating activities, and we may not generate or sustain positive cash flows from operations in the future. Our ability to generate sufficient cash flow will depend on our ability to commercialize our proprietary product candidates in the U.S. and the ability of our partners to commercialize and successfully market our partnered products throughout the world. We cannot assure you that we, or our partners, will be successful in developing, commercializing and marketing our product candidates. Various factors such as general economic, financial, competitive, legislative and regulatory conditions may affect our and our partners' ability to successfully commercialize our product candidates and thereby limit our ability to generate future cash flow to repay our 5.75% convertible notes.

Additionally, the 5.75% convertible notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If any event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The notes also provide that if a fundamental change occurs to our business, as defined in the note, at any time prior to the maturity of the note, then the holder shall have the right to require us to redeem the notes, or any portion thereof plus accrued interest and liquidated damages. There can be no assurance that, if any of the foregoing events were to occur, we would have the ability repay the principal amount and interest accrued under the notes and/or any additional monies owed in connection with the acceleration of the notes.

Conversion of the 5.75% Convertible Notes will dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes.

The conversion of some or all of the 5.75% convertible notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants.

Changes in interest rates can affect the fair value of our investment portfolio and the debt we have issued and its interest earnings.

Our interest rate risk exposure results from our investment portfolio and our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers, limit the amount of credit exposure to any one issuer, and do not use derivative financial instruments in our investment portfolio. Our 8.0% secured notes due March 30, 2017, our 15.5% secured notes due March 30, 2017, and our 5.75% convertible notes due August 7, 2014 each have a fixed interest rate. The fair value of the convertible notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair values of the secured notes are affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales.

Our Auction Rate Securities (ARS) are currently illiquid and may never be saleable due to the recent deterioration of the U.S. credit and capital markets. If the U.S. capital markets, including the markets for our auction- rate securities, deteriorate further or adversely affect other investments in our portfolio, our auction-rate securities may never be saleable and our financial condition and cash flow may be adversely impacted.

Our investment portfolio includes investments in certain auction rate securities or ARS. ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio has recently experienced multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are illiquid until there is a successful auction for them and therefore, we have classified ARS marketable securities (except Sold ARS - see below) to non-current assets as of December 31, 2007.

The estimated value of our ARS holdings at December 31, 2007, was $53.3 million, which reflects $2.4 million less than our carrying value of $55.7 million. In establishing the estimated market value of our ARS, we have used the market value determined by our investment advisors. The market values were determined using a proprietary valuation model using the quality of the underlying securities or assets securing the ARS investments, the market values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In March 2008, we agreed to sell certain of our ARS investments or the Sold ARS, to one of our investment advisors for $26.0 million. The market value as of December 31, 2007 and the principal value of the Sold ARS were $24.9 million and $30.1 million, respectively. For the year ended December 31, 2007, we recognized an other-than-temporary loss of $4.1 million on the Sold ARS in the Consolidated Statement of Operations and $1.1 million is recorded as an unrealized loss in the Accumulated Other Comprehensive Loss section of the Consolidated Balance Sheet at December 31, 2007 on the Sold ARS. Excluding the Sold ARS, we believe that the decrease in market value on our ARS is temporary in nature due to the underlying assets securing the ARS, the AAA rating by Standard & Poors, as of December 31, 2007 and February 28, 2008, our belief that historical liquidity will return to the global credit and capital markets, and our intent and ability to hold to recovery. None of the ARS are backed by sub-prime mortgages. Accordingly, a $1.3 million unrealized loss was recorded at December 31, 2007 in Accumulated Other Comprehensive loss section of the Balance Sheet related to the ARS, excluding the Sold ARS. The market value of these ARS, excluding the Sold ARS,were estimated to be $28.4 million at December 31, 2007 and $26.4 million at February 29, 2008.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

We believe that based on our current cash, cash equivalents and marketable securities balances at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or ability to fund its operations in 2008.
ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

During 2007, we consolidated our business operations into one facility in Bedminster, New Jersey. In Bedminster, we lease approximately 33,500 square feet of administrative space. The Bedminster lease will expire in February 2010. Prior to entering into the Bedminster lease, we leased approximately 76,500 square feet of administrative office space in Parsippany, New Jersey. The Parsippany lease expired in October 2007. Historically, we have also maintained laboratory and administrative facilities in Toronto, Canada; Mississauga, Canada; and Salt Lake City, Utah. During 2007, we closed each of these facilities as part of our restructuring initiative. To facilitate the transition of our Canadian operations to New Jersey, we continue to lease approximately 1,020 square feet of office space in Toronto. The lease expires on August 31, 2008.

In July 2007, we entered into a lease termination agreement with the Mars Discovery District, pursuant to which our lease for laboratory and office space located in Toronto, Canada was terminated. Under the agreement, we sold our tenant improvements to a third party for $2.4 million. Also in July 2007, we sold our laboratory and office building located in Salt Lake City to the University of Utah for $21.0 million. As part of the sale, the University of Utah released us from all obligations under a 40-year ground lease for land upon which the facility is located. In June 2007, we sold our land, laboratory, and office building located in Mississauga, Canada to Transglobe Property Management Services Ltd. in Trust for $4.4 million.

ITEM 3.	Legal Proceedings.

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of our NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 19, 2007, Defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion, and it is currently pending before the court. Although defendants believe the motion should be denied, no assurances can be given in this regard. If lead plaintiff's motion for class certification is granted, the parties will continue to engage in the discovery process and prepare for trial.

We believe the claims are without merit and intend to vigorously defend NPS and the related defendants in this action. We maintain insurance for actions of this nature, which we believe is adequate.

 Derivative Action.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of our present and former officers and directors. This action, which names NPS as a nominal defendant but is asserted on NPS's behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah, as Case No. 060913838. The complaint asserts allegations similar to those asserted in the securities class action described above and also alleges that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS. The derivative complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

Defendants filed a motion to dismiss the lawsuit, which the Court granted by order dated July 8, 2007. In the order, the Court also granted plaintiff leave to propound a books and records inspection demand under Utah law and to amend his shareholder derivative complaint. Plaintiff served a books and records inspection demand, in response to which NPS produced the requested documents. On December 14, 2007, defendants filed a motion to stay the lawsuit pending resolution of the securities class action and similar shareholder derivative lawsuits filed in U.S. District Court for the District of Utah, which is described below. Plaintiff has opposed defendants' motion to stay, which is currently pending before the court. If the court does not grant defendants' motion to stay, plaintiff will be permitted to file an amended shareholder derivative complaint.

Three additional shareholder derivative suits are pending against certain of our present and former officers and directors in the U.S. District Court for the District of Utah. These lawsuits are titled Wagner v. Tombros, et al. (filed July 24, 2007), Alvarez v. Jackson, et al. (filed August 17, 2007), and Sutton v. Tombros, et al. (filed November 14, 2007). These lawsuits also allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. In addition, the Sutton complaint alleges that the defendants made false and misleading statements concerning GATTEX, and because of these statements, the defendants breached their fiduciary duties. All three lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

The Wagner, Alvarez, and Sutton complaints have not yet been served on any of the defendants, and therefore the deadlines to respond to these complaints have not been set.

We intend to vigorously defend against all the purported shareholder derivative actions, which we believe are without merit and were brought in the name of the corporation in violation of controlling law. We maintain insurance for actions of this nature, which we believe is adequate.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to the stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Since May 26, 1994, our common stock has been quoted on the Nasdaq National Market under the symbol "NPSP." In connection with NASDAQ's transition to a national securities exchange in October 2006, our common stock is now quoted on the Nasdaq Global Market under the same symbol. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the Nasdaq Global Market.

	High	Low
2006
First Quarter	$15.35	$8.32
Second Quarter	9.13	4.54
Third Quarter	4.75	3.66
Fourth Quarter	5.36	3.70
2007
First Quarter	$4.55	$3.27
Second Quarter	4.54	3.48
Third Quarter	6.00	3.67
Fourth Quarter	5.68	3.75

As of March 6, 2008, there were approximately 187 holders of record of our common stock.

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

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2007. This is derived from, and qualified by reference to, our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2007	2006 (1)	2005	2004	2003
	(in thousands, except per share amounts)
Revenues:
Product sales	$20,310	$2,662	$-	$-	$-
Royalties	49,626	32,078	12,533	2,159	-
Milestones and license fees	16,312	13,762	292	12,078	9,919
Total revenues	86,248	48,502	12,825	14,237	9,919

Operating expenses:
Cost of goods sold	6,180	1,413	-	-	-
Cost of royalties	4,659	2,980	1,144	237	-
Cost of license fees	1,547	-	-	-	-
Research and development	38,723	68,411	117,445	143,099	118,173
Selling, general and administrative	26,998	52,177	48,635	34,351	20,337
Restructuring charges	13,386	8,179	-	-	-
Total operating expenses	91,493	133,160	167,224	177,687	138,510

Other operating (gains) losses:
Gain on sale of assets held for sale	(1,826)	-	-	-	-
Gain on sale of fixed assets	(6,384)	-	-	-	-
Gain on sale of assets (2)	(30,000)	-	-	-	-
Write-down of long-lived assets	-	8,297	-	-	-
Amortization of purchased intangibles	-	-	-	1,598	1,485
Merger costs and termination fees (3)	-	-	-	-	46,114
Total other operating (gains) losses	(38,210)	8,297	-	1,598	47,599
Operating income (loss)	32,965	(92,955)	(154,399)	(165,048)	(176,190)
Other income (expense), net	(32,768)	(19,713)	(15,379)	(1,570)	3,265
Income (loss) before income tax expense (benefit)	197	(112,668)	(169,778)	(166,618)	(172,925)
Income tax expense (benefit)	854	-	(55)	1,633	(2,530)
Net loss	$(657)	$(112,668)	$(169,723)	$(168,251)	$(170,395)

Basic and diluted net loss per share (4)	$(0.01)	$(2.43)	$(4.14)	$(4.43)	$(4.71)

Basic and diluted weighted average shares outstanding (4)	46,804	46,374	41,036	37,948	36,148
(1)

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, or SFAS No. 123R, using the modified prospective method. The adoption of SFAS No. 123R increased our operating loss, loss before income tax expense (benefit) and net loss for 2006 by $13.4 million and basic and diluted net loss per share by $0.29.

(2)	Amount relates to the sale of our mGluRs program to AstraZeneca. See note 2 to the consolidated financial statements for information concerning the AstraZeneca agreement.
(3)

Amount relates primarily to a June 2003 termination fee of $35.6 million relating to our proposed merger with Enzon Pharmaceuticals, Inc and a December 2003 fee of $4.3 million relating to the termination of our contract with the Government of Canada under its Technology Partnerships Canada program.

(4)	See note 1 to the consolidated financial statements for information concerning the computation of net income (loss) per share.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Cash, cash equivalents, and current
marketable investment securities	$133,331	$146,152	$258,967	$329,685	$303,874
Working capital	106,642	145,222	233,907	306,349	283,906
Total assets	231,757	224,740	331,052	397,485	327,508
Long-term portion of lease financing, notes payable
and other long-term liabilities	341,345	373,517	390,117	367,000	192,000
Accumulated deficit	(869,529)	(868,872)	(756,204)	(586,481)	(418,230)
Stockholders' equity (deficit)	(188,031)	(193,244)	(97,524)	(12,789)	112,785

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report.

This Annual Report on Form 10-K and the documents incorporated by reference into this report contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Annual Report on Form 10-K and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

Our ability to outsource activities critical to the advancement of our product candidates and manage those companies to whom such activities are outsourced;

our ability to secure additional funds;

the successful continuation of our strategic collaborations, our and our collaborators' ability to successfully complete clinical trials, commercialize products and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals;

competitive factors;

our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements for us;

changes in our relationships with our collaborators;

variability of our royalty, license and other revenues;

our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;

uncertainty regarding our patents and patent rights;

compliance with current or prospective governmental regulation;

technological change; and

general economic and market conditions.

You should also consider carefully the statements set forth in Item 1A of this Annual Report entitled "Risk Factors" which addresses these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

Overview

We are a biopharmaceutical company engaged in the development of specialty therapeutics to treat gastrointestinal and endocrine disorders with high unmet medical need. Our lead clinical programs involve two proprietary proteins to restore or replace biological function, GATTEXTM (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). GATTEX is an analog of GLP-2, a protein involved in the regeneration and repair of the intestinal lining, and is in Phase 3 clinical development for intestinal failure associated with short bowel syndrome (SBS). SBS affects patients who have had 50% or more of their small intestine removed. Given GATTEX's activity in promoting gastrointestinal repair, we are also evaluating its role in treating other gastrointestinal conditions associated with intestinal failure, specifically gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease. NPSP558 is in Phase 2 clinical testing as a hormone therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. We have historically developed NPSP558 for osteoporosis under the brand name PREOS®. In addition to our proprietary clinical portfolio, we have a number of royalty-based clinical and commercial stage programs.

In 2007, we restructured our operations and implemented a new business strategy to focus our resources on developing GATTEX and NPSP558 for specialty indications with high unmet medical need. Previously, our strategic priority was to obtain U.S. regulatory approval of NPSP558 for the treatment of osteoporosis under the brand name PREOS. While we continue to believe that the U.S. osteoporosis market remains a viable commercial opportunity for this compound, after a detailed review, we determined that it was in the best interest of our business to focus our resources on specialty opportunities with high unmet medical need within our pipeline and pursue osteoporosis only on a partnered, rather than proprietary basis.

During 2007, we took the following actions to support our business plan of developing specialty therapeutics to treat GI and endocrine disorders with high unmet medical need:

  Refocused our resources and implemented a clinical development strategy for GATTEX and NPSP558 for specialty indications with high unmet medical need
  Substantially reduced annual operating expenses and cash utilization, which included consolidating our operations into one facility in Bedminster, NJ
  Raised more than $275.0 million in capital through new financings and the monetization of assets that were no longer strategically aligned
  Retired more than $191.0 million in convertible debt due in 2008
  Completed a Phase 3 clinical study of GATTEX for the treatment of SBS
  Secured an ex-North America partnership for GATTEX with Nycomed
  Enhanced our leadership team with several key appointments

We have incurred cumulative losses from inception through December 31, 2007 of approximately $869.5 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and commercial manufacturing for GATTEX and NPSP558 in the U.S.

Royalty-based Products

Our royalty-based products consist of one product that has been granted marketing approval in the United States, Europe and Japan and another product that has been granted marketing approval in Europe. Amgen is marketing Cinacalcet HCl in the U.S. as Sensipar® and in the European Union as Mimpara® for the treatment of secondary hyperparathyroidism in chronic kidney disease patients on dialysis and for the treatment of elevated calcium levels in patients with parathyroid carcinoma. In October 2007, our partner Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. Kirin began commercializing cinacalcet HC1 in Japan under the trade name REGPARA in the first quarter of 2008.

Nycomed is marketing PREOTACT in Europe for the treatment of postmenopausal women with osteoporosis at high risk for fracture. To date, Nycomed has launched PREOTACT in 12 markets, including Denmark, Germany, the United Kingdom, Italy, Spain, Greece, Netherlands and Austria.

Research and Development Projects

Our most advanced proprietary research and development projects involve GATTEX and NPSP558. We also have other royalty-based product candidates including Ronacaleret (751689), a Phase 2 calcilytic compound that is being developed by our licensee, GlaxoSmithKline, for osteoporosis.

Proprietary Product Candidates

GATTEX. GATTEX is our brand name for glucagon-like peptide 2, a naturally occurring hormone that regulates proliferation of the cells lining the small intestine. We are independently investigating GATTEX as a potential treatment for SBS, and other GI indications, including gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease.

In October 2007, we reported top-line results from a Phase 3 clinical study of GATTEX in adult patients with SBS. As discussed elsewhere in this report, including in Item 1 of this report entitled "Business", on the basis of our communication with the FDA concerning the results from this study, we intend to commence a second Phase 3 confirmatory study with GATTEX. We are finalizing a protocol for this study to address the FDA's comments and will incorporate the results from a Phase 3-extension study into this confirmatory study.

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. We received $35.0 million in up-front fees under the agreement. Nycomed paid us $10.0 million upon signing the license agreement and paid us an additional $25.0 million in up-front license fees after reviewing the GATTEX Phase 3 top-line clinical results released in the fourth quarter of 2007. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. We are responsible to complete the on-going Phase 3 GATTEX clinical trials in SBS and Nycomed may elect to share future development costs 50:50 with us to advance and broaden the indications for GATTEX. Under a previously existing licensing agreement with a third party, we were required to pay $6.6 million to the licensor and will be required to make future payments based on GATTEX royalties and milestones earned. This $6.6 million fee has been deferred and is being amortized over the estimated performance period. Due to our continuing involvement, we are recognizing revenue over the estimated performance period and for the year ended December 31, 2007, we recognized $7.3 million in license fee revenue. The balance of the up-front license fee has been deferred at December 31, 2007 and is estimated to be recognized as revenue in 2008. We did not recognize any research and licensing revenue in 2006 and 2005.

During the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $19.6 million, $15.5 million and $28.8 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical supplies of GATTEX. We have incurred costs of approximately $130.5 million since we assumed development obligations of this product candidate under our acquisition of Allelix Biopharmaceuticals Inc., or Allelix, in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our GATTEX development program is to obtain marketing approval from the FDA and assist Nycomed in obtaining marketing approvals from analogous international agencies. We will consider the project substantially complete if such marketing approvals are obtained even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before the requisite marketing approvals can be obtained, pivotal clinical trials must be completed with satisfactory results and marketing approvals must be submitted to applicable regulatory agencies. We are unable to estimate the costs to completion or the completion date for the GATTEX program because of the on-going work resulting from the results of our pivotal Phase 3 trial in adults with SBS, the early stage of the clinical trials for other indications such as gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our GATTEX program will commence, if ever, because of the many risks and uncertainties relating to the results of our Phase 3 clinical trial with SBS patients, completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of GATTEX. The risks and uncertainties associated with completing the development of GATTEX on schedule, or at all, include but are not limited to the following:

GATTEX may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;

We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;

We may be unable to secure adequate clinical and commercial supplies of GATTEX in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and

We may not have adequate funds to complete the development of GATTEX.

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

NPSP558. NPSP558 is our proprietary recombinant, full length (1-84), human parathyroid hormone that we are developing as a potential treatment for hypoparathyroidism.

In September 2007, the FDA granted orphan drug status for NPSP558 as a treatment for hypoparathyroidism. Also, in 2007, we continued supporting an investigator initiated study to explore the use of NPSP558 as a hormone therapy to treat hypoparathyroidism. We also plan to initiate a pivotal registration study to demonstrate the safety and efficacy of NPSP558 as a potential therapy to treat hypoparathyroidism. The study preparation has started and we expect top-line results by the second half of 2010.

In July 2007, we entered into a new license agreement with Nycomed, under which we granted to Nycomed the right to commercialize PREOTACT in all non-U.S. territories, excluding Japan and Israel. Nycomed's licensed rights in Canada and Mexico will revert back to us or our U.S. licensee for commercialization, if and when NPSP558 receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under our 2004 license agreement with Nycomed. Nycomed is required to pay us royalties on sales of PREOTACT only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of our manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. As part of the manufacturing and supply transfer, Nycomed paid us $11.0 million for a significant portion of our existing bulk drug inventory. Also, in July 2007, we entered into an agreement with DRI Capital, or DRI, pursuant to which we sold to DRI our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed.

Although we are pursuing NPSP558 only for hypoparathyroidism at this time, our historical development efforts have focused on developing this compound for osteoporosis using the brand name PREOS®. The expenditures described as part of our results of operations and financial condition relate primarily to expense incurred for the osteoporosis indication. As noted above, we have determined that we will pursue NPSP558 for osteoporosis only on a partnered basis. During the years ended December 31, 2007, 2006 and 2005 we incurred $5.4 million, $14.3 million and $54.4 million, respectively, in the research and development of this product candidate, including costs associated with the manufacture of clinical and commercial supplies of NPSP558. We have incurred costs of approximately $347.1 million since we assumed development obligations for this product candidate under our acquisition of Allelix in December 1999.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our NPSP558 development program is to obtain marketing approval from the FDA and assist Nycomed in obtaining marketing approval from analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Because of the on-going work with respect to the NPSP558 program, the FDA review process, the risks associated with the drug approval process, including the risk that we may have to repeat, revise or expand the scope of clinical trials or conduct additional clinical trials not presently planned to secure marketing approvals and the initiation of commercial manufacturing activities, and the additional risks identified herein, we are unable to estimate the costs to completion or the completion date for the NPSP558 program. Material cash inflows relating to our NPSP558 development program will not commence until after marketing approvals are obtained, and then only if NPSP558 finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the receipt of marketing approval from the applicable regulatory agencies and acceptance in the marketplace and the availability of sufficient funds to complete development of the product, we cannot predict when material cash inflows from our NPSP558 program will commence, if ever.

The risks and uncertainties associated with completing the development of NSP558 on a timely basis, or at all, and successfully commercializing NSP558include but are not limited to the following:

We may be unable to obtain regulatory approval of the drug on a timely basis or at all;

We may be unable to secure adequate commercial supplies of NSP558 and the injection delivery device in order to initiate commercial launch when and if NSP558 is approved; and

We may not have adequate funds to complete the development and prepare for the commercial launch of NSP558 when and if approved.

A failure to obtain marketing approval for NSP558, secure adequate commercial supplies of NSP558, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

We would not earn any sales revenue from NSP558, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;

Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and

Our profitability would be delayed and our business and stock price may be adversely affected.

Royalty-based Product Candidates

Ronacalaret (751689). Our partner GlaxoSmithKline is pursuing a treatment for osteoporosis that focuses on the development of an orally administered drug, Ronacalaret (751689) which is a calcilytic compound. Calcilytic compounds are small molecule antagonists of the calcium receptors that temporarily increase the secretion of the body's own parathyroid hormone, which may result in the formulation of new bone. In animal studies, we determined that intermittent increases in circulating levels of parathyroid hormone can be obtained through use of calcilytics.

In 1993, we collaborated with GlaxoSmithKline for research, development and commercialization of calcium receptor active compounds from treatment of osteoporosis and other bone metabolism disorders. We are not expending any significant resources in the program. In May 2007, GlaxoSmithKline initiated a Phase 2 dose-range finding study with a compound identified under the collaboration in post-menopausal women with osteoporosis.

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

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Revenues:
Product Sales	$20,310	$2,662	$-
Royalties	49,626	32,078	12,533
Milestones and license fees	16,312	13,762	292
Total Revenues	$86,248	$48,502	$12,825

Operating expenses:
Cost of good sold	$6,180	$1,413	$-
% of product sales	30%	53%	-%
Cost of royalties	$4,659	$2,980	$1,144
% of royalties	9%	9%	9%
Cost of license fees	$1,547	$-	$-
% of milestones and license fees	9%	-%	-%
Research and development	$38,723	$68,411	$117,445
% of revenues	45%	141%	916%
Selling, general and administrative	$26,998	$52,177	$48,635
% of revenues	31%	108%	379%
Restructuring charges	$13,386	$8,179	$-

Gain on sale of assets held for sale	$(1,826)	$-	$-
Gain on sale of fixed assets	$(6,384)	$-	$-
Gain on sale of assets held for sale	$(30,000)	$-	$-
Write-down of long-lived assets	$-	$8,297	$-

Years ended December 31, 2007 and 2006

Revenues. Substantially all our revenues relate to license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $86.2 million in 2007 compared to $48.5 million in 2006. We recognized revenue under our research and license agreements as follows:

Under our agreement with Amgen for Sensipar® in the U.S. and Mimpara® in Europe (cinacalcet HCl), we recognized revenue of $46.4 million in 2007 and $31.9 million in 2006;

Under our agreement with Nycomed for PREOTACT® (parathyroid hormone [rDNA origin] for injection), we recognized revenue of $30.1 million in 2007 and $3.1 million in 2006;

Under our agreement with Nycomed for GATTEX™ (teduglutide, recombinant GLP-2)), we recognized revenue of $7.3 million in 2007 and zero in 2006;

Under our agreement with Ortho-McNeil, we recognized revenue of zero in 2007 and $8.0 million in 2006;

Under our agreement with Kirin, we recognized revenue of $2.0 million in 2007 and $2.0 million in 2006; and

Under our agreement with GSK, we recognized revenue of zero in 2007 and $3.0 million in 2006.

The increase in royalty revenue earned from Amgen is due to sales growth of Sensipar. Amgen pays Sensipar royalties directly to a wholly owned subsidiary of NPS and the royalties secure non-recourse debt that we issued in August 2007 and December 2004.

For the year ended December 31, 2007, our revenues related to our agreement with Nycomed for PREOTACT were comprised of (i) $20.3 million in sales of bulk product and finished inventory; (ii) $6.5 million in milestone revenue; and (iii) $3.3 million in royalty revenue. For the year ended December 31, 2006, our revenues related to our agreement with Nycomed for PREOTACT were comprised of (i) $2.7 million in sales of bulk product inventory; (ii) $0.3 million in milestone revenue; and (iii) $0.1 million in royalty revenue. In April 2006, the European Medicines Agency or EMEA approved PREOTACT for the treatment of postmenopausal women with osteoporosis at high risk for fractures. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (previously Drug Royalty Corporation).

For the year ended December 31, 2007, we recognized $7.3 million in license fee revenue under our agreement with Nycomed for GATTEX. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize GATTEX in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee under the Nycomed agreement but only recognized $7.3 million in revenue due to our continuing involvement under the agreement we are recognizing revenue over the estimated performance period and for the year ended December 31, 2007, we recognized $7.3 million in license fee revenue. The balance of the up-front license fee has been deferred at December 31, 2007 and is estimated to be recognized as revenue in 2008.

During each of the years ended December 31, 2007 and 2006 we recognized milestone revenue of $2.0 million and $2.0 million, respectively, from Kirin Pharma. The Japanese Pharmaceuticals and Medical Devices Agency's approval of Regpara in 2007 and Kirin's filing of a new drug application in 2006 triggered the milestone payments. We are entitled to royalties on Kirin's future sales of Regpara.

We recognized an up-front license fee from Ortho-McNeil of $8.0 million for a commitment not to sue for patent infringement and we recognized an up-front license free from GSK of $3.0 million for the addition of certain compounds to the collaboration during the year ended December 31, 2006.

See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for product sales to Nycomed. Prior to the approval of PREOTACT in the EU, we expensed the costs associated with inventory as research and development expense, which created an initial First In First Out (FIFO) inventory layer with a carrying value of zero. We recorded cost of goods sold of $6.2 million and $1.4 million, respectively, during the years ended December 31, 2007 and 2006. The increase in cost of goods sold is due to increased sales to Nycomed and the previous utilization of zero-costed inventory layers. As of December 31, 2007, we have consumed all of our zero-costed inventory.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $4.7 million and $3.0 million, respectively, during the years ended December 31, 2007 and 2006. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Cost of License Fees. Our cost of license fees relate to fees and royalties owed to a third party upon the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $1.5 million during the year ended December 31, 2007. Under the third party licensing agreement, we made a cash payment of $6.6 million related to the Nycomed GATTEX agreement. The balance of the license fee payment cost has been deferred at December 31, 2007 and is estimated to be recognized as expense in 2008.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Historically, our research and development expenses also included costs for our employees who performed research activities. However, substantially all of our internal research functions were eliminated in connection with our restructuring initiatives. During 2007, we restructured our business to focus our clinical development on specialty indications with high unmet medical need. As a result of this restructuring, our research and development expenses decreased to $38.7 million for the year ended December 31, 2007 from $68.4 million for the year ended December 31, 2006. The reduction in research and development expenses primarily related to (i) a $22.0 million decrease in personnel-related costs primarily due to the 2007 and 2006 restructurings; (ii) a $3.9 million decrease in facilities costs due to the consolidation of our facilities to New Jersey, and (iii) a $3.7 million decline in expenses due to the discontinuation of research and other development activities that are no longer strategically aligned with our current business model; and (iv) other overall decreases in overhead. The declines in 2007 research and development expenses were partially offset by a $4.1 million increase in costs associated with advancing our clinical program for GATTEX for short bowel syndrome.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities, including the cost of our sales force through June 2006. Our selling, general and administrative expenses decreased to $27.0 million for the year ended December 31, 2007 from $52.2 million in 2006. The decrease in selling, general and administrative expenses was primarily due to (i) a $14.0 million decrease in personnel and related costs; (ii) a $9.9 million decline in costs due to the discontinuation of commercial activities associated with PREOS and the 2006 termination of our co-promotional activities for Kineret® and Restasis®; and (iii) $1.0 million decrease in other overall decreases in selling, general and administrative overhead, including facility costs, information technology and depreciation. The declines in selling, general and administrative expenses were attributable to the restructuring of our business during 2007.

Restructuring Charges. Our restructuring charges relate to our initiatives to restructure operations as announced on March 14, 2007 and June 12, 2006. In connection with our restructuring initiatives, we reduced our worldwide workforce, including employees and contractors, eliminated all commercial sales and related field-based activities, terminated certain collaboration agreements, and closed and sold facilities located outside of New Jersey. The reductions in workforce involved all functional disciplines, including selling, general and administrative employees as well as research and development personnel. Restructuring charges for the years ended December 31, 2007 and 2006 were $13.4 million and $8.2 million, respectively. Restructuring charges were primarily comprised of employee termination benefits.

Gain on Sale of Assets Held for Sale. Our gain on sale of assets held for sale of $1.8 million in 2007 relates to the sale of our laboratory and administrative office building, including equipment, located in Mississauga,Canada.

Gain on Sale of Fixed Assets. Our gain on sale of fixed assets of $6.4 million in 2007 relates primarily to the sale of our laboratory and administrative office building, including equipment, located in Salt Lake City, Utah in July 2007, and the sale of our leasehold improvements and equipment at a laboratory facility in Toronto, Canada in August 2007.

Gain on Sale of Assets. During the year ended December 31, 2007, in connection with the restructuring of our business, we recorded a gain of $30.0 million related to the sale of our interests in our metabotropic glutamate receptors or mGluRs, program to AstraZeneca, or AZ.

Write-down of Long-Lived Assets. In connection with our decision to close our facilities in Salt Lake City, Utah and Toronto, Canada, we determined that the fair value of the property and equipment located in Toronto was less than its carrying value at December 31, 2006. Accordingly, during the year ended December 31, 2006, we recorded an $8.3 million write-down of the assets. We had no write-down during the year ended December 31, 2007.

Total Other Expense, Net. Our total other expense, net, increased to $32.8 million for the year ended December 31, 2007 from $19.7 million for the prior year. The increase in total other expense, net, is due primarily to a $8.7 million increase in interest expense, under the effective interest method, on debt agreements entered into in 2007 (including the class B notes ($6.6 million increase), the 5.75% convertible notes ($1.2 million increase) and, DRI Capital's purchase of our PREOTACT royalty, accounted for as debt, ($4.1 million). The increase was also attributable to a $4.1 million other than temporary impairment charge related to certain ARS, a $970,000 loss on the extinguishment of lease financing obligations related to termination of the Salt Lake City building and $815,000 loss on foreign currency transactions. The increase was partially offset by a reduction in interest expense from our repayment of substantially all of our 3% convertible notes during the fourth quarter of 2007 ($1.5 million decrease), a reduction in interest expense on the class A notes due to a $19.3 million principal payment in April 2007 ($666,000 decrease), increased interest income of $398,000 and a gain of $1.3 million on the extinguishment of our 3% convertible notes.

Income Taxes. Our income tax expense was $854,000 in 2007 related to United States Federal alternative minimum tax compared to zero in 2006.

As of December 31, 2007, we had a United States federal and state income tax net operating loss carryforward of approximately $223.3 million and $384.4 million, respectively, and a United States federal income tax research credit carryforward of approximately $7.0 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $646.3 million and $664.4 million, respectively, a Canadian research pool carryforward of approximately $218.6 million and a Canadian investment tax credit carryforward of approximately $21.3 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986.

 Years ended December 31, 2006 and 2005

Revenues. Our revenues were $48.5 million in 2006 compared to $12.8 million in 2005. We recognized revenue under our research and license agreements as follows:

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

The increase in royalty revenue earned from Amgen is due to an increase in sales of cinacalcet HCl since launching in March 2004 and due to an increase in the royalty rates earned on sales of cinacalcet HCl due to Amgen's achievement of certain cumulative annual sales thresholds. Additionally, during 2006 we recognized milestone revenue of $2.0 million from Kirin for the filing of a new drug application with the Japanese Pharmaceuticals and Medical Devices Agency in February 2006 for cinacalcet HCl; we recognized PREOTACT product sales revenue of $2.7 million, royalty revenue of $96,000 and milestone revenue of $360,000 from Nycomed; we recognized an up-front fee from Ortho-McNeil of $8.0 million for commitment not to sue for patent infringement; and we recognized an up-front license fee from GSK of $3.0 million for the addition of certain compounds to the collaboration.

See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Cost of Goods Sold. We recorded cost of goods sold of $1.4 million and zero, respectively, during 2006 and 2005. The increase in cost of goods sold is due to increased sales to Nycomed and the previous utilization of zero-costed inventory layers.

Cost of Royalties. We recorded cost of royalties of $3.0 million and $1.1 million, respectively, during 2006 and 2005. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our research and development expenses decreased to $68.4 million in 2006 from $117.4 million in 2005. Research and development expenses decreased from 2005 to 2006 principally due to a $29.8 million decrease in the costs associated with the manufacture of clinical and commercial supplies of PREOS and GATTEX, a $21.1 million decrease in the costs of advancing our PREOS clinical program, a $6.9 million decrease in the development costs of advancing our central nervous system programs and a $4.5 million decrease in the development costs of advancing our GATTEX clinical program, offset by a $7.8 million increase in compensation cost related to share-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.0 million for accelerated vesting of stock options under severance agreements and a $2.0 million increase for a licensing fee associated with intellectual property rights acquired.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities, including the cost of our sales force through June 2006. Our selling, general and administrative expenses increased to $52.2 million in 2006 from $48.6 million in 2005. The increase in selling, general and administrative expenses from 2005 to 2006 is due primarily to a $5.4 million increase in compensation cost related to share-based compensation resulting from the adoption of SFAS No. 123R, including a charge of $1.3 million for accelerated vesting of stock options under severance agreements, a charge of $1.7 million in compensation expense due to severance agreements and a $1.0 million increase in other selling, general and administrative costs, offset by a $4.3 million decrease in market research, educational and commercial activities, including personnel costs, associated with PREOS and our promotional activities around Kineret and Restasis..

Write-Down of Long-Lived Assets. Our write-down of long-lived assets relates to our impairment testing of fixed assets located in Toronto, Canada. We evaluated alternative courses of actions that were finalized with the decision in 2007 that our Salt Lake City, Utah and Toronto, Canada sites would be closed. As a result, we determined that the fair value of the property and equipment located at Toronto, Canada was less than the carrying value, resulting in a $8.3 million write-down of the assets during 2006. We had no write-down during the year ended December 31, 2005.

Restructuring Charges. Our restructuring charges relate to our initiative to restructure operations which was announced on June 12, 2006, referred to as our 2006 Restructuring Plan. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan Inc. to promote Restasis Ophthalmic Emulsion to rheumatologists and closed and planned to sell our technical operations facility in Mississauga, Ontario, Canada. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel. The charge related to the 2006 Restructuring Plan during 2006 was $8.2 million and was comprised primarily of severance related expenses.

Total Other Expense, Net. Our total other expense, net, increased from $15.4 million in 2005 to $19.7 million in 2006. The increase in total other expense, net, from 2005 to 2006 is due primarily to a $3.9 million increase in interest expense related to increasing our estimate of the effective interest rate on our Class A Notes for the cash sweep premium, a $734,000 decrease in foreign currency transaction gain, offset by a $500,000 increase in interest income due to higher yields in 2006.

Income Taxes. Our income tax expense (benefit) was zero in 2006 compared to income tax benefit of

$55,000 in 2005. The income tax benefit recorded in 2005 relates to our estimates of refundable tax credits from the Canadian province of Quebec for research and development activities performed.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2007	December 31, 2006
Cash, cash equivalents,
and current marketable securities	$133,331	$146,152
Total assets	231,757	224,740
Current debt	24,992	19,044
Non-current debt	336,449	365,533
Stockholders' deficit	$(188,031)	$(193,244)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through December 31, 2007, we have recognized $247.4 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash and $561.4 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $108.4 million at December 31, 2007. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction rate securities or ARS. ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio has recently experienced multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are illiquid until there is a successful auction for them and therefore, we have classified ARS marketable securities (except Sold ARS - see below) to non-current assets as of December 31, 2007.

The estimated value of our ARS holdings at December 31, 2007, was $53.3 million, which reflects $2.4 million less than our carrying value of $55.7 million. In establishing the estimated market value of our ARS, we have used the market value determined by our investment advisors. The market values were determined using a proprietary valuation model using the quality of the underlying securities or assets securing the ARS investments, the market values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In March 2008, we agreed to sell certain of our ARS investments or the Sold ARS, to one of our investment advisors for $26.0 million. The market value as of December 31, 2007 and the principal value of the Sold ARS were $24.9 million and $30.1 million, respectively. For the year ended December 31, 2007, we recognized an other-than-temporary loss of $4.1 million on the Sold ARS in the Consolidated Statement of Operations and $1.1 million is recorded as an unrealized loss in the Accumulated Other Comprehensive Loss section of the Consolidated Balance Sheet at December 31, 2007 on the Sold ARS. Excluding the Sold ARS, we believe that the decrease in market value on our ARS is temporary in nature due to the underlying assets securing the ARS, the AAA rating by Standard & Poors as of December 31, 2007 and February 29, 2008, our belief that historical liquidity will return to the global credit and capital markets, and our intent and ability to hold to recovery. None of the ARS are backed by sub-prime mortgages. Accordingly, a $1.3 million unrealized loss was recorded at December 31, 2007 in Accumulated Other Comprehensive loss section of the Balance Sheet related to the ARS, excluding the Sold ARS. The market value of these ARS, excluding the Sold ARS were estimated to be $28.4 million at December 31, 2007 and $26.4 million at February 29, 2008.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

We believe that based on our current cash, cash equivalents and marketable securities balances at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or ability to fund our operations in 2008.

In August 2007, we repurchased and retired $20.2 million of our 3% Convertible Notes for $19.5 million plus accrued interest. Additionally, in October 2007, we closed a tender offer in which $171.2 million in 3% Convertible Notes were tendered to us for $169.1 million plus accrued interest. After acquiring these 3% Convertible Notes, we retired them in October 2007. As of December 31, 2007, $598,000 in 3% Convertible Notes remain outstanding. We plan to purchase and retire the remaining notes when they mature in June 2008.

In October 2007, we entered into an Asset Purchase Agreement with AZ in which we agreed to sell our rights, including intellectual property, in drugs targeting mGluRs to AZ for $30.0 million. Additionally, NPS and AZ agreed to terminate the collaborative research and development agreement related to drugs targeting mGluRs that was entered into in 2001. As a result of this termination, we are no longer required to provide research FTE support or pay for an equal share of external discovery costs, including patent related costs.

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. We received $35.0 million in up-front fees under the agreement, of which $7.3 million was recognized as licensing revenue during the year ended December 31, 2007. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments and additional royalties on product sales. Under the terms of the agreement, we are responsible to complete the first pivotal Phase 3 GATTEX clinical trial to support the registration of GATTEX for SBS in the US and Nycomed may elect to share our future joint development costs 50:50 to advance and broaden the indications for GATTEX. Additionally, under a previously existing licensing agreement with a third party, we made a $6.6 million payment to the licensor and will be required to make future payments based on GATTEX royalties and milestones earned, as a result of the $35.0 million license fee we received from Nycomed in 2007.

In August 2007, we completed a private placement of $50.0 million of our 5.75% Convertible Notes, or 5.75% Notes, due August 7, 2014. Interest on the 5.75% Notes is payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. The holders may convert all or a portion of the 5.75% Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Notes are convertible into our common stock at a conversion rate equal to approximately $5.44 per share, subject to adjustment in certain events. On or after August 7, 2012, we may redeem any or all of the 5.75% Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured indebtedness. Neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

In August 2007, our wholly owned subsidiary, Cinacalcet Royalty Sub LLC, closed a private placement of $100.0 million of its Pharmaceutical Royalty Monetization AssetSM (PhaRMASM) Secured 15.5% Class B Notes due 2017, or Class B Notes. We received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes are secured by certain royalty and related rights under our agreement with Amgen and are non-recourse to NPS Pharmaceuticals, Inc. The only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes, as described in Note 10 to the consolidated financial statements in this report, are paid in full. Accrued interest on the Class B Notes was $6.2 million as of December 31, 2007. We incurred related debt issuance costs of $3.6 million, which were deferred and are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 21.6%.

In July 2007, we entered into a Lease Termination Agreement with the Mars Discovery District, or MaRs, under which our operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, we sold our leasehold tenant improvements to a third party for $2.4 million. The termination of our operating lease and sale of our leasehold tenant improvements was part of our restructuring initiatives, which included a plan to close our Mississauga and Toronto facilities and discontinue all operations in Canada.

In July 2007, we entered into an Agreement for the Sale and Assignment of Rights with DRI Capital (previously Drug Royalty Corporation), pursuant to which we sold to DRI our right to receive future royalty payments arising from sales of PREOTACT under our license agreement with Nycomed. Under the agreement, DRI paid us an up-front purchase price of $50.0 million. An additional $25.0 million will be due to us in 2010 if certain PREOTACT sales thresholds are achieved. If and when DRI receives two and a half times the amount of principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to us.

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

In July 2007, we sold our 93,000 square foot laboratory and office building, including certain laboratory and office equipment and furnishings, located in Salt Lake City, Utah for $21.0 million. The sale of this facility was part of our restructuring initiative which included a plan to close our Salt Lake City facility and to discontinue all Salt Lake City operations. We recorded a gain on the sale of these fixed assets of $3.3 million during the year ended December 31, 2007.

In June 2007, we closed on our Agreement of Purchase and Sale to sell our land and 85,795 square foot laboratory and office building located in Mississauga, Ontario, Canada for $4.4 million. The sale of this facility was also part of our restructuring initiatives, which included a plan to discontinue all operations in Canada. We recorded a gain on the sale of these fixed assets of $1.8 million during the year ended December 31, 2007.

In March 2007, we announced that we were restructuring the company and decreased our employees from 196 to 35 as of December 31, 2007. In conjunction with the reduction in force we also closed our operations in Toronto, Canada and Salt Lake City, Utah. We believe the restructuring will enhance our ability to focus on our late stage product opportunities, including additional indications with our lead product candidates, preserve cash, allocate resources rapidly to different programs, and reallocate internal resources more effectively.

In May 2007, we repurchased from BioMed Realty, L.P. our 93,000 square foot laboratory and office building located in Salt Lake City, Utah, for $20.0 million which extinguished the balance of our related 15-year lease obligation. The repurchase of the laboratory and office building is considered an early extinguishment of debt and the amount paid to repurchase the building was in excess of the carrying value of the lease financing obligation. Accordingly, we recorded a loss of $1.0 million during the year ended December 31, 2007 on such extinguishment. As discussed above, in July 2007 we closed our transaction with the University of Utah and sold this building along with certain equipment and furnishings for $21.0 million.

In June 2006, as a result of the uncertainty with respect to the regulatory approval of PREOS by the FDA, we announced an initiative to restructure operations, referred to as our 2006 Restructuring Plan. The primary objective of the 2006 Restructuring Plan was to maximize shareholder value by significantly reducing cash burn, reprioritizing our development portfolio and leveraging our proprietary research and development assets. Under the 2006 Restructuring Plan, we reduced our worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated our agreement with Allergan, Inc. to co-promote its proprietary drug, Restasis® Ophthalmic Emulsion to rheumatologists, and closed our technical operations facility in Mississauga, Ontario, Canada.

In December 2005, we completed a sale-leaseback transaction with BioMed Realty, L.P., a Maryland limited partnership, in which we agreed to sell our 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and lease back the property under a 15-year lease with BMR-383 Colorow Drive LLC, a subsidiary of BioMed Realty. Net proceeds from the sale were $19.0 million after deducting miscellaneous closing expenses. As discussed above, we repurchased the building from BioMed Realty in May 2007 and in July 2007 sold the building to the University of Utah.

In September 2005, we completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

The following table summarizes our cash flow activity for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Net cash provided by (used in) operating activities	$27,602	$(103,912)	$(161,414)
Net cash provided by (used in) investing activities	62,632	49,250	(22,468)
Net cash provided by (used in) financing activities	$(35,484)	$(8,085)	$104,761

Net cash provided by operating activities was $27.6 million in 2007 compared to cash used in operating activities of $103.9 million in 2006 and $161.4 million in 2005. The swing to net cash provided by operating activities resulted primarily from the difference of recording net loss of $657,000 in 2007 as compared to a $112.7 million net loss in 2006 (a $112.0 million difference) which included a gain on the sale of assets of $30.0 million to AZ; a $18.7 million increase in deferred revenue primarily due to the agreement with Nycomed for GATTEX ($35.0 million, partially offset by the $7.3 million recognized in 2007), a $3.9 million decrease in operating assets due to lower accounts receivable in 2007 and a $10.0 million decrease in accounts payable and other current accrued expenses. The overall shift from a use of cash in operating activities during the year ended December 31, 2006 to cash provided by operating activities is due to the restructuring activities undertaken during 2006 and 2007. The decrease in cash used in operating activities during 2006 compared to 2005 is primarily a result of a decreased net loss during 2006. The net loss decreased $57.1 million in 2006 compared to 2005 due primarily to increased revenues recognized under license agreements and decreases in research and development expenses, offset by increased selling, general and administrative expenses and a write down of long-lived assets of $8.3 million. Additionally, we recorded greater non-cash compensation expense of $11.4 million in 2006 related to all equity awards.

Net cash provided by investing activities was $62.6 million in 2007 compared to $49.3 million in 2006 and cash used by investing activities of $22.5 million in 2005. Net cash provided by investing activities during 2007 and 2006 was primarily the result of selling marketable investment securities to fund current operations. Additionally, during 2007, we received proceeds from the sales of our assets held for sale and our fixed assets of $4.4 million and $24.7 million, respectively. Net cash used in investing activities during 2005 was primarily the result of investing part of the proceeds from our Secured Notes. Additionally, capital expenditures for 2007, 2006 and 2005 were $160,000, $1.3 million and $13.4 million, respectively. Capital expenditures during 2005 relate primarily to the construction of leasehold improvements on laboratory and administrative space in the MaRS Discovery District in Toronto, Canada.

Net cash used by financing activities was $35.5 million in 2007 compared to $8.1 million in 2006 and net cash provided by financing activities of $104.8 million in 2005. Cash used in financing activities in 2007 primarily relates to the repurchase and retirement of substantially all of our 3% convertible notes for $189.3 million, principal payments of $19.3 million on our Class A notes; the purchase of our Salt Lake City administrative and office building and related retirement of our lease financing obligations for $20.0 million in May 2007; and the payment of $4.7 million in debt issuance costs; and the $2.6 million increase in our restricted cash balances related to our Class A notes. Cash used in financing activities was partially offset by the issuance of $100.0 million Class B notes, the $50.0 million issuance in 5.75% convertible notes, and the $50.0 million sale of Preotact royalties to DRI. Cash used in financing activities in 2006 primarily relates to principal payments of $1.3 million on our Class A Notes and increases in our restricted cash balances of $12.3 million related to our Class A Notes. Cash provided by financing activities in 2005 primarily relates to net proceeds of $78.7 million from the sale of 7.0 million shares of NPS common stock, net proceeds of $19.0 million from the sale of our administrative office and laboratory building located in Salt Lake City, Utah and the use of $4.9 million in restricted cash and cash equivalents to fund the interest expense shortfall on our Class A Notes and to pay long-term manufacturing commitments. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $448,000, $1.1 million, and $2.3 million, respectively, of cash during 2007, 2006 and 2005. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS stock relative to the exercise price of such options and the availability of stock to the employee stock purchase plan.

We could receive future milestone payments from all our agreements of up to $253.5 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of December 31, 2007, we have a total commitment of up to $1.3 million for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on GATTEX net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents our contractual obligations as of December 31, 2007 (in millions):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating Leases	$1.0	$0.4	$0.6	$-	$-
Purchase Commitments (1)	21.4	21.3	0.1	-	-
Convertible Notes Payable	50.6	0.6	-	-	50.0
Interest on Convertible Notes Payable	20.2	4.0	5.8	5.8	4.6
Secured Notes Payable (2)	310.8	24.3	84.1	157.0	45.4
Interest on Secured Notes Payable (2)	171.8	17.3	34.1	95.6	24.8
Capital Lease Obligation	0.2	0.1	0.1	-	-
Royalty payment obligation	$5.8	$1.0	$2.0	$2.0	$0.8
(1)	Purchase obligations primarily represent commitments for services ($17.2 million), manufacturing agreements ($2.8 million) and other research and purchase commitments ($1.4 million).
(2)

Amounts shown as contractual commitments under our Secured Notes payable represent our estimate of expected principal repayment based on anticipated cinacalcet HCl royalty income. Amounts shown in interest on Secured Notes include our expected premium redemption payment based on cinacalcet HCl royalty income levels.

We expect that our existing capital resources excluding marketable investment securities classified as long-term, including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least 2008. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded research, development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates, GATTEX and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies and Estimates

Our discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue and research and development costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

    revenue recognition;
    accrual of research and development expenses;
    share based payments;
    marketable securities;
    accrued redemption premium and effective interest computation and;
    valuation of long-lived and intangible assets and goodwill.

Revenue Recognition. We earn our revenue from product sales, license fees, milestone payments, research and development support payments and royalty payments. As described below, significant management judgment and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Pursuant to the guidance in EITF Issues No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," the Company analyzes whether to categorize reimbursed expenses from corporate partners as a) the gross amount billed or b) the net amount retained, the Company will analyze the relevant facts and circumstances related to these expenses and considered the factors, as specified in the EITF Issues noted above.

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

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS No. 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under SFAS No. 123R during 2007 was $6.0 million, including $1.0 million for accelerated vesting of stock options under the 2007 Restructuring. At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options, restricted stock and restricted stock units was $12.0 million, which is expected to be recognized over a weighted- average period of 1.45 years.

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

For purposes of estimating the fair value of stock options granted during 2007 using the Black-Scholes model, we have made an estimate regarding our stock price volatility. We used a combination of historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in SFAS No. 123R and SAB No. 107. In calculating the estimated volatility for 2007, we weighted implied volatility at zero percent and historical volatility at 100 percent. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected life of the option in effect at the time of grant (weighted-average of 4.7% for 2007). We do not target a specific dividend yield for our dividend payments, but we are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history and expectation of dividend payouts (weighted-average of zero for 2007). The expected term is estimated using historical option exercise information (weighted-average of 3.5 years for 2007).

Marketable Securities. We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and classify our marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' deficit until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Our marketable securities consist primarily U.S. dollar denominated corporate or government debt securities. Debt securities generally are long long-term securities with coupons that may or may not reset periodically against a benchmark interest rate.

At December 31, 2007, we had approximately $53.3 million at fair value invested auction rate securities, or ARS. ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio has recently experienced multiple unsuccessful auctions as the amount of ARS submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, certain of the Company's ARS are illiquid until there is a successful auction for them.

In establishing the estimated market value of our ARS, we have used the market value determined by our investment advisors. The market values were determined using a proprietary valuation model using the quality of the underlying securities or assets securing the ARS investments, the market values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in our portfolio, including on ARS, the market value of the Company's investment portfolio may decline further, which the Company may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect the Company's financial position, results of operations and liquidity.

Accrued Redemption Premium and Effective Interest Computation. We accrue for estimated redemption premiums on our Class A Notes as provided for in our December 2004 loan agreement. The Class A Notes accrue interest at an annual rate of 8.0%. Additionally, in the event we receive royalty and milestone payments under our agreement with Amgen above certain specified amounts, a redemption premium on principal payments is owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. We estimate future net sales of Sensipar by Amgen, compare our estimate to specified amounts in the Class A Note agreement to determine estimated redemption premiums over the life of the Class A Notes, and then calculate the effective interest-rate on the Class A Notes by including the forecasted redemption premiums. As a result, the effective interest-rate is comprised of the stated interest rate of 8.0% on Class A Notes plus the estimated redemption premiums on the Class A Notes. Changes to the future Sensipar net sales forecast may have a material impact on interest expense. Management evaluates its future Sensipar net sales estimates on a quarterly basis and adjusts the effective interest-rate and corresponding accrued redemption premium when information indicates that the estimate is materially above or below the prior estimate.

In July 2007, we entered into an agreement with DRI Capital, or DRI, in which we sold to DRI our right to receive future royalty payments arising from sales of PREOTACT under our licensing agreement with Nycomed. We received an up-front purchase price of $50.0 million and may receive an additional milestone if future sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to us. We have determined that we should classify the initial up-front purchase price as debt and amortize this using the effective interest-rate method over the estimated period to recover two and a half times the initial principal advanced. We estimate future net sales of PREOTACT by Nycomed and then calculate the effective interest-rate on the DRI Secured Notes. Changes to the future PREOTACT net sales forecast may have a material impact on interest expense. Management evaluates its future PREOTACT net sales estimates on a quarterly basis and adjusts the effective interest-rate when information indicates that the estimate is materially above or below the prior estimate.

Valuation of Long-lived and Intangible Assets and Goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

significant underperformance relative to expected historical or projected future operating results;

significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

significant negative industry or economic trends;

significant decline in our stock price for a sustained period; and

our market capitalization relative to net book value.

Our balance sheet reflects net long-lived assets of $11.4 million, including goodwill of $11.1 million as of December 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2007, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities. EITF Issue No. 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively for new contractual agreements. We are currently evaluating the impact, if any, the adoption of EITF Issue No. 07-3 will have on our consolidated financial position, results of operations and cash flows.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-1 applies to the entire collaborative agreement. This issue is effective for fiscal years beginning after December 15, 2008, and is to be applied using a modified retrospective method to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact, if any, the adoption of EITF Issue No. 07-1 will have on our consolidated financial position, results of operations and cash flows.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, and our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' equity (deficit). Our 3.0 percent Convertible Notes in the principal amount of $598,000 due June 15, 2008, our 5.75 percent Convertible Notes in the principal amount of $50.0 million due 2014, our 8.0 percent Class A Notes in the principal amount of $154.5 million due 2017, and our 15.5 percent Class B Notes in the principal amount of $106.2 million due 2017, each have a fixed interest rate. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Secured Notes is affected by changes in the interest rates and by historical rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At December 31, 2007, included within our investment portfolio are investments in auction rate securities (ARS) with a fair value of $53.3 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market values of these ARS no longer approximates the principal value. As of December 2007, we have recorded an unrealized loss of $2.4 million in accumulated other comprehensive income for auction rate securities with declines in value deemed to be temporary. See Note 4 to the consolidated financial statements.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the December 31, 2007 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included in its assessment the following material weaknesses: an ineffective control environment, financial reporting risk assessment process, supervisory and monitoring activities, and policies and procedures with respect to share-based compensation, accrued liabilities and interest expense. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008 that expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, NPS Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Princeton, New Jersey
March 14, 2008

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$91,682	$36,244
Marketable investment securities	41,649	109,908
Restricted cash and cash equivalents	24,560	21,921
Accounts receivable	19,518	15,534
Inventory	-	363
Prepaid expenses	1,239	1,989
Assets held for sale, net of accumulated depreciation of zero and $2,988, respectively	-	2,327
Other current assets	6,437	1,403
Total current assets	185,085	189,689

Plant and equipment, net	309	19,849
Goodwill	11,088	9,333
Marketable investment securities	28,357	-
Debt issuance costs, net of accumulated amortization of $10,107 and $6,660, respectively	6,918	5,569
Other assets	-	300
	$231,757	$224,740

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,369	$2,057
Accrued expenses and other current liabilities	5,005	6,224
Accrued research and development expenses	5,128	2,020
Accrued severance expenses	-	2,516
Accrued interest expense	8,592	11,241
Accrued restructuring charges	2,337	607
Deferred revenue	29,020	758
Current installments of notes payable, lease financing
and capital lease obligations	24,992	19,044
Total current liabilities	78,443	44,467
Notes payable, less current portion	336,357	346,690
Capital lease and lease financing obligations, less current portion	92	18,843
Deferred revenue	-	5,045
Other liabilities	4,896	2,939
Total liabilities	419,788	417,984

Commitments and contingencies (notes 2, 8, 9, 10, 12, and 18)

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding
46,834,216 shares and 46,223,649 shares, respectively	47	46
Additional paid-in capital	683,955	677,474
Accumulated other comprehensive loss	(2,504)	(1,892)
Accumulated deficit	(869,529)	(868,872)
Total stockholders' deficit	(188,031)	(193,244)
	$231,757	$224,740

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Revenues:
Product sales	$20,310	$2,662	$-
Royalties	49,626	32,078	12,533
Milestones and license fees	16,312	13,762	292
Total revenues	86,248	48,502	12,825

Operating expenses:
Cost of goods sold	6,180	1,413	-
Cost of royalties	4,659	2,980	1,144
Cost of license fees	1,547	-	-
Research and development	38,723	68,411	117,445
Selling, general and administrative	26,998	52,177	48,635
Restructuring charges	13,386	8,179	-
Total operating expenses	91,493	133,160	167,224

Other operating (gains) losses:
Gain on sale of assets held for sale	(1,826)	-	-
Gain on sale of fixed assets	(6,384)	-	-
Gain on sale of assets	(30,000)	-	-
Write down of long-lived assets	-	8,297	-
Total other operating (gains) losses	(38,210)	8,297	-
Operating income (loss)	32,965	(92,955)	(154,399)
Other income (expense):
Interest income	9,518	9,120	8,639
Interest expense	(37,698)	(28,970)	(25,119)
Loss on marketable investment securities	(4,113)	(156)	(13)
Gain on extinguishment of debt	1,315	-	-
Loss on extinguishment of lease financing obilgation	(970)	-	-
Foreign currency transaction gain (loss)	(815)	170	904
Other	(5)	123	210
Total other expense, net	(32,768)	(19,713)	(15,379)
Income (loss) before income tax expense (benefit)	197	(112,668)	(169,778)
Income tax expense (benefit)	854	-	(55)
Net loss	$(657)	$(112,668)	$(169,723)

Basic and Diluted net loss per common and potential common share	$(0.01)	$(2.43)	$(4.14)

Weighted average common and potential common
shares outstanding—basic and diluted	46,804	46,374	41,036

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

						Accumulated
			Additional			other		Total
	Preferred	Common	paid-in	Deferred	Comprehensive	comprehensive	Accumulated	stockholders'
	stock	stock	capital	compensation	loss	loss	deficit	deficit
Balances, December 31, 2004	$-	$39	$578,268	$(2,527)		$(2,088)	$(586,481)	$(12,789)
Issuance of 7,000,000 shares of
common stock for cash (note 10)	-	7	78,646	-		-	-	78,653
Issuance of 132,173 shares of common
stock for cash under option plans	-	-	1,136	-		-	-	1,136
Issuance of 151,962 shares of
deferred stock for services	-	-	1,707	-		-	-	1,707
Issuance of 103,575 shares of common
stock for cash under employee
purchase plan	-	-	1,151	-		-	-	1,151
Compensation expense on stock
options and stock
appreciation rights	-	-	1,334	-		-	-	1,334
Deferred compensation, net of
current year expense	-	-	1,800	(593)		-	-	1,207
Gross unrealized losses on
marketable securities					$(572)
Reclassification for realized losses
on marketable securities					13
Net unrealized losses on marketable
investment securities	-	-	-	-	(559)	(559)	-	(559)
Foreign currency translation gain	-	-	-	-	359	359	-	359
Net loss	-	-	-	-	(169,723)	-	(169,723)	(169,723)
Comprehensive loss	-	-	-	-	$(169,923)	-	-	-

Balances, December 31, 2005	-	46	664,042	(3,120)		(2,288)	(756,204)	(97,524)
Issuance of 8,662 shares of common
stock for cash under option plans	-	-	73	-		-	-	73
Issuance of 37,703 shares of common
stock for deferred stock units	-	-	-	-		-	-	-
Issuance of 169,712 shares of common
stock for cash under employee
purchase plan	-	-	1,036	-		-	-	1,036
Reversal of deferred compensation
upon adoption of SFAS
123R (note 11)	-	-	(3,120)	3,120		-	-	-
Compensation expense on restricted
stock, deferred stock units and
restricted stock units	-	-	2,011	-		-	-	2,011
Compensation expense on stock
options and stock
appreciation rights	-	-	13,432	-		-	-	13,432
Gross unrealized gains on
marketable securities					$406
Reclassification for realized losses
on marketable securities					156
Net unrealized gains on marketable
investment securities	-	-	-	-	562	562	-	562
Foreign currency translation gain	-	-	-	-	(166)	(166)	-	(166)
Net loss	-	-	-	-	(112,668)	-	(112,668)	(112,668)
Comprehensive loss	-	-	-	-	$(112,272)	-	-	-

Balances, December 31, 2006	$-	$46	$677,474	$-		$(1,892)	$(868,872)	$(193,244)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss - (Continued)

Years ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

						Accumulated
			Additional			other		Total
	Preferred	Common	paid-in	Deferred	Comprehensive	comprehensive	Accumulated	stockholders'
	stock	stock	capital	compensation	loss	loss	deficit	deficit
Balances, December 31, 2006	$-	$46	$677,474	$-		$(1,892)	$(868,872)	$(193,244)
Issuance of 10,386 shares of common
stock for cash under option plans	-	-	52	-		-	-	52
Issuance of 247,347 shares of common
stock for deferred and restricted
stock units	-	1	-	-		-	-	1
Issuance of 229,733 shares of common
stock for services rendered		-	942					942
Issuance of 123,101 shares of common
stock for cash under employee
purchase plan	-	-	395	-		-	-	395
Compensation expense on restricted
stock, deferred stock units and
restricted stock units	-	-	1,509	-		-	-	1,509
Compensation expense on stock
options, stock appreciation rights
and employee stock purchase plan	-	-	3,583	-		-	-	3,583
Gross unrealized loss on
marketable securities					$(2,118)
Reclassification for realized losses
on marketable securities					49
Net unrealized losses on marketable
investment securities	-	-	-	-	(2,069)	(2,069)	-	(2,069)
Foreign currency translation gain	-	-	-	-	1,457	1,457	-	1,457
Net loss	-	-	-	-	(657)	-	(657)	(657)
Comprehensive loss	-	-	-	-	$(1,269)	-	-	-

Balances, December 31, 2007	$-	$47	$683,955	$-		$(2,504)	$(869,529)	$(188,031)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(657)	$(112,668)	$(169,723)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,080	6,487	5,921
Realized gain on disposition of assets held for sale	(1,826)	-	-
(Gain) loss on sale of fixed assets	(6,384)	16	-
Interest expense on notes payable	9,179	-	-
Realized gain on extinguishment of debt and
lease financing obligation	(345)	-	-
Write down of long-lived assets	-	8,297	-
Realized loss on marketable investment securities	4,113	156	13
Bad debt expense	-	50	-
Compensation expense on deferred stock units, restricted stock units
and restricted stock	2,452	2,011	1,564
Compensation expense on stock options and stock appreciation rights	3,583	13,432	2,439
Decrease (increase) in operating assets:
Accounts receivable	(4,645)	(11,313)	(2,849)
Prepaid expenses, other current assets and other assets	(3,786)	(223)	58
Inventory	396	(374)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,134)	(13,136)	(1,888)
Deferred revenue	22,581	3,902	2,115
Other liabilities	1,995	(549)	936
Net cash provided by (used in) operating activities	27,602	(103,912)	(161,414)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	423,734	159,306	223,297
Purchases of marketable investment securities	(389,975)	(108,765)	(232,406)
Acquisitions of equipment and leasehold improvements	(160)	(1,302)	(13,359)
Proceeds from sale of assets held for sale	4,371	-	-
Proceeds from sale of fixed assets	24,662	11	-
Net cash provided by (used in) investing activities	62,632	49,250	(22,468)

Cash flows from financing activities:
Proceeds from lease financing obligations	-	-	19,000
Proceeds from issuance of notes payable	200,000	-	-
Principal payments on notes payable and lease financing obligation	(228,546)	(1,266)	-
Principal payments under lease financing obligations	-	(105)	(52)
Payment of debt issuance costs	(4,747)	(434)	(32)
Proceeds from issuance of common stock	448	1,109	80,940
Decrease (increase) in restricted cash and cash equivalents	(2,639)	(7,389)	4,905
Net cash (used in) provided by financing activities	(35,484)	(8,085)	104,761
Effect of exchange rate changes on cash	688	279	617
Net increase (decrease) in cash and cash equivalents	55,438	(62,468)	(78,504)
Cash and cash equivalents at beginning of year	36,244	98,712	177,216
Cash and cash equivalents at end of year	$91,682	$36,244	$98,712

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005

(1) Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries (NPS), collectively referred to as the Company. The Company is developing specialty therapeutics for gastrointestinal (GI) and endocrine disorders with high unmet medical need. Its lead clinical programs involve two proprietary proteins to restore or replace biological function, GATTEXTM (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). GATTEX is an analog of GLP-2, a protein involved in the regeneration and repair of the intestinal lining, and is in Phase 3 clinical development for intestinal failure associated with short bowel syndrome or SBS. SBS affects patients who have had 50% or more of their small intestine removed. Given GATTEX's activity in promoting gastrointestinal repair, the Company is also evaluating GATTEX's role in treating other gastrointestinal conditions associated with intestinal failure, specifically gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease. NPSP558 is in Phase 2 clinical testing as a hormone replacement therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. In addition to the Company's proprietary clinical portfolio, the Company has a number of royalty-based clinical- and commercial-stage programs.

In 2006 and 2007, the Company announced plans to restructure operations and in 2007 implemented a new business strategy to focus resources on developing GATTEX and NPSP558 for specialty indications with high unmet medical need. Previously, the Company's strategic priority was to obtain U.S. regulatory approval of PREOS® (parathyroid hormone 1-84 [rDNA origin] injection) for the treatment of osteoporosis. In connection with the implementation of its new plan, during 2007 the Company suspended or monetized programs within its product portolio that were no longer deemed strategic and discontinued investment in discovery and early stage research. Since inception, the Company's principal activities have been performing research and development, raising capital and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise.

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a) Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2007 and 2006 consist of commercial paper, money market funds, debt securities and other highly liquid instruments of approximately $85.7 million and $25.2 million, respectively. At December 31, 2007 and 2006, the book value of cash equivalents approximates fair value.

Total restricted cash and cash equivalent balances at December 31, 2007 and 2006 were $24.6 million and $21.9 million, respectively. The restricted amount at December 31, 2007 and 2006 consists of amounts for estimated redemption premiums, interest and principal on the Class A Notes (see Note 10), and is classified as current.

(b) Marketable Investment Securities

The Company classifies its marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' deficit until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific-identification basis.

(c) Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed; for license fees, milestone payments and royalty income earned; and, for product sales and do not bear interest. The Company determines an allowance for doubtful accounts based on assessed customers' ability to pay, historical write-off experience, and economic trends. Such allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company recorded bad debt expense of zero, $50,000, and zero for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006 the allowance for bad debts was zero.

(d) Inventory

Inventory is recorded at the lower of cost or market and only capitalized once compounds have been approved by the appropriate regulatory agencies. Cost, which includes amounts related to materials, labor and overhead, is determined using the first-in, first-out (FIFO) method.

(e) Plant and Equipment

Plant and equipment are stated at cost. Depreciation of plant was calculated on the straight-line method over its estimated useful life of 25 years in Mississauga, Ontario, Canada and 39 years in Salt Lake City, Utah. Depreciation and amortization of equipment are calculated on the straight-line method over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term. Assets held for sale, if any, are reported at the lower of the carrying amount, or fair value, less cost to sell. Depreciation is no longer recorded once management has identified an asset as held for sale.

(f) Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.

(g) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need for a valuation allowance based on historical and projected income and whether the realizability of a deferred tax asset is deemed to be more likely than not.

(h) Revenue Recognition

The Company analyzes its revenue arrangements to determine whether the elements should be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements which qualify for separate accounting is based on the estimated fair value of the respective elements.

The Company earns revenue from license fees, milestone payments, royalty payments, research and development support payments and product sales. The Company recognizes revenue from up-front nonrefundable license fees on a straight-line basis over the period wherein the Company has continuing involvement in the research and development project. The Company recognizes revenue from up-front nonrefundable license fees upon receipt when there is no continuing involvement in the research and development project. The Company recognizes revenue from its milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the value of achieving the milestone. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when sales results are reliably measurable and collectibility is reasonably assured. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of the applicable provision for returns in the same period the related sales are recorded. Cash received for nonrefundable licensee fees in which the Company has continuing involvement is recorded as deferred revenue.

The Company analyzes whether to categorize reimbursed expenses from corporate partners as a) the gross amount billed or b) the net amount retained, the Company will analyze the relevant facts and circumstances related to these expenses and considered the factors noted above.

(i) Research and development expenses

Research and development expenses, are expensed as incurred and are primarily comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.

(j) Selling, general and administrative expenses

Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal, and other administrative personnel; outside marketing expenses; overhead and occupancy costs; and other general and administrative costs.

(k) Income (Loss) per Common Share

Basic income (loss) per common share is the amount of income (loss) for the period applicable to the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense applicable to weighted average shares of common stock outstanding during the reporting period and weighted average share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

(l) Share-Based Compensation

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company had elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant for options granted to employees.

Effective January 1, 2006, the Company adopted the fair value recognition provision of SFAS No. 123R, share Based Payment, using the modified prospective method. Under this method, compensation cost during the years ended December 31, 2007 and 2006 includes the portion vesting during the year for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated using the Black-Scholes option-pricing model. The Company uses the straight-line method of amortization for stock-based compensation.

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

(o) Accounting for Impairment of Long-Lived Assets

The Company reviews its long-lived assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted) expected to be generated by the asset. In addition, future events impacting cash flows for existing assets could render write-down necessary where, previously, no such write-down was required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount, or fair value, less costs to sell.

(p) Foreign Currency Translation

The local foreign currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities of foreign operations are translated to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translation are reported as a separate component of stockholders' deficit. Certain transactions of the foreign subsidiaries are denominated in currencies other than the functional currency, including transactions with the parent company. Transaction gains and losses are included in other income (expense) for the period in which the transaction occurs. The Company's subsidiaries operating in Canada had net liabilities of approximately $37.4 million as of December 31, 2007 and net assets of approximately $4.3 million as of December 31, 2006.

(q) Operating Segments

The Company is engaged in the development and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying consolidated financial statements. The Company's subsidiaries operating outside of the United States had long-lived assets, including goodwill, of approximately $11.1 million and $9.8 million as of December 31, 2007 and 2006, respectively. The Company recognized non-United States revenue of $39.4 million, $5.5 million and $269,000, respectively, during the years ended December 31, 2007, 2006 and 2005. Substantially all of the Company's revenues for the years ended December 31, 2007 and 2006 were from five licensees of the Company. The majority of the Company's revenue for the year ended December 31, 2005 were from two licensees. As of December 31, 2007 and 2006, the majority of the Company's accounts receivable balances were from two licensees and four licensees, respectively.

(r) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity (deficit) that, under U.S. generally accepted accounting principles, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive loss as of December 31, 2007 and 2006 consists of accumulated net unrealized losses on marketable investment securities of $2.4 million and $326,000, respectively, and foreign currency translation losses of $109,000 and $1.6 million, respectively.

(s) Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company's operations.

(t) Leases

The Company leases its facility under terms of a lease agreement which provides for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. The Company records deferred lease payments in other long-term liabilities.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(v) Deferred Financing Costs

Costs incurred in issuing the 3% and 5.75% convertible notes are amortized using the straight-line method over the shorter of the term of the related instrument or the initial date on which the holders can require repurchase of the notes. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Operations.

(w) Deferred License Fees

Cost of license fees are deferred if they are a direct cost of a revenue generating activity and that revenue is being deferred. These deferred costs are amortized over the same period and in the same manner as the related deferred revenue. The amortization of deferred license fees is included in Cost of license fees in the Consolidated Statements of Operations.

(x) Legal Defense Costs

Legal defense costs are expensed as incurred.

(2) Collaborative and License Agreements

The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights under certain of the below-described collaborative research, development, and license agreements, the success of each program is dependent upon the efforts of the licensees. Each of the respective agreements may be terminated early. If any of the licensees terminates an agreement, such termination may have a material adverse effect on the Company's operations. Following is a description of significant current collaborations and license agreements:

(a) Amgen Inc.

The Company has a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing these products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized research and licensing revenue and royalties from product sales of $46.4 million, $31.9 million and $12.5 million in 2007, 2006 and 2005, respectively, under the contract.

(b) AstraZeneca AB

In 2001, the Company entered into a collaborative effort with AstraZeneca AB (AstraZeneca) to discover, develop, and market new small molecule therapies for the treatment of various disorders of the central nervous system. Under the terms of the agreement, the Company licensed to AstraZeneca its proprietary technology related to protein structures known as metabotropic glutamate receptors (mGluRs). Additionally, the Company granted AstraZeneca exclusive rights to commercialize mGluRs subtype-selective compounds. The Company was required to co-direct the research and pay for an equal share of the preclinical research costs, including capital and a minimum number of personnel, through March 2009 unless terminated earlier by AstraZeneca or the Company upon six months advance written notice. During 2007, 2006 and 2005, the Company incurred $2.3 million, $4.8 million and $4.7 million, respectively in research and development expenses under the agreement while all other collaboration costs were borne by AstraZeneca.

On October 9, 2007, the Company entered into an Asset Purchase Agreement with Astra Zeneca in which the Company agreed to sell its rights, including intellectual property, in drugs targeting mGluRs to AstraZeneca for $30.0 million. As the net assets sold had no book basis, the Company recorded a gain of $30 million. Additionally, the Company and AstraZeneca agreed to terminate the collaborative research and development agreement related to drugs targeting mGluRs that was entered into in 2001. As a result of this termination, the Company is no longer required to provide research FTE support or pay for an equal share of external discovery costs, including patent related costs.

(c) GlaxoSmithKline

In 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. Under the terms of the agreement, the Company may receive milestone payments of up to $23.0 million and royalties from any product sales under the license. To date, GSK has paid the Company $12.0 million in milestone payments. A total of $5.0 million in milestone payments may still be earned under the agreement. The Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2006, the Company entered into an amendment to the agreement with GSK that permits GSK to develop additional compounds. In consideration for this amendment, the Company received a $3.0 million fee and GSK agreed to pay up to an additional $27.0 million upon achievement of certain milestones for these compounds.

Under the GSK agreement, the Company recognized research and licensing revenue of $3.0 million in 2006. The Company recognized no research and licensing revenue in 2007 and 2005. The Company is entitled to receive additional payments upon the achievement of specific development and regulatory milestones. The Company is entitled to receive royalties on sales of such compounds by GSK and a share of the profits from co-promoted products.

(d) Janssen Pharmaceutica N.V.

In 1998, Allelix entered into a collaborative agreement with Janssen Pharmaceutica N.V. (Janssen), a wholly owned subsidiary of Johnson & Johnson, for the research, development, and marketing of new drugs for neuropsychiatric disorders. Johnson & Johnson Development Corporation also acquired an equity investment in Allelix in 1998. Under the terms of the agreement, the Company may receive royalties from any product sales under this license. Janssen has the right to market products worldwide, subject to a company option for co-promotion in Canada. Janssen is incurring all costs of developing and commercializing products. Janssen has informed the Company that they plan to seek a third party to share in the future development costs and risks of the program. In the event Janssen enters into a collaborative agreement with a third party or sublicenses the program, we will continue to be eligible to receive additional milestone payments of up to $20.5 million from Janssen or a licensee, if certain milestones are met and royalties on sales of any drugs developed or sold by Janssen or a licensee under this collaboration agreement. Under the Janssen agreement, the Company recognized no research and licensing revenue in 2007, 2006 and 2005.

(e) Kirin Brewery Company, Ltd.

In 1995, the Company entered into an agreement with the pharmaceutical division of Kirin Brewery Company, Ltd. (Kirin), a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kirin has paid the Company $13.0 million in milestone payments. In October 2007, Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis, where the Company achieved the 2007 milestone. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. The Company recognized research and licensing revenue of $2.0 million and $2.0 million in 2007 and 2006, respectively. The Company did not recognize any research and licensing revenue in 2005 under the agreement.

(f) Nycomed Danmark ApS

GATTEX

In September 2007 the Company entered into a license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed the right to develop and commercialize GATTEX, or teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. The Company received $35.0 million in up-front fees under the agreement. Nycomed paid the Company $10.0 million upon signing the license agreement and paid the Company an additional $25.0 million in up-front license fees in the fourth quarter of 2007. Under the terms of the agreement, the Company has the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. Under the terms of the agreement, the Company is responsible to complete the on-going Phase 3 GATTEX clinical trials in SBS and Nycomed may elect to share future development costs 50:50 with NPS to advance and broaden the indications for GATTEX. Under a previously existing licensing agreement with a third party, the Company was required to pay $6.6 million to the licensor and will be required to make future payments based on GATTEX royalties and milestone payments earned. Due to the Company's continuing involvement, the Company is recognizing revenue over the estimated performance period and for the year ended December 31, 2007, the Company recognized $7.3 million in license fee revenue. The balance of the up-front license fee has been deferred at December 31, 2007 and is estimated to be recognized as revenue in 2008. The Company did not recognize any research and licensing revenue in 2006 and 2005.

PREOTACT®

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market PREOTACT® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company's common stock. The agreement requires Nycomed to pay the Company up to 20.8 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize PREOS in all non-U.S. territories, excluding Japan and Israel. Nycomed's licensed rights in Canada and Mexico, however, revert back to the Company if PREOS receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of PREOTACT only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. As part of the manufacturing and supply transfer, Nycomed paid the Company $11.0 million for a significant portion of the Company's existing bulk drug inventory. To date, the Company has received 5.6 million euros in milestone payments from Nycomed. The Company recognized revenue in 2007, 2006 and 2005 of $30.1 million, $3.1 million and $234,000, respectively.

(g) Ortho-McNeil Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Ortho-McNeil Pharmaceuticals, Inc. (Ortho), a wholly owed subsidiary of Johnson & Johnson, pertaining to certain NPS patents. Ortho paid the Company an $8.0 million fee and agreed to pay royalties on product sales. NPS will not incur any development or commercialization costs for these products. The Company recognized revenue of $8.0 million in 2006. The Company did not recognize any research and licensing revenue in 2007 and 2005.

(h) In-License and Purchase Agreements

The Company has entered into certain sponsored research, license, and purchase agreements that require the Company to make research support and milestone payments to academic or commercial research institutions. During 2007, 2006, and 2005, the Company paid to these institutions $239,000, $1.2 million, and $2.6 million, respectively, in sponsored research payments and license fees. As of December 31, 2007, the Company had a total commitment of up to $1.3 million for future research support. Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $10.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $4.2 million has been paid.

(3) Income (loss) Per Common Share

Basic income (loss) per common share is the amount of income (loss) for the period applicable to the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense applicable to weighted average shares of common stock outstanding during the reporting period and weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

Potential common shares of approximately 13.1 million, 11.8 million and 11.4 million during the years ended December 31, 2007, 2006, and 2005, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2007, 2006 and 2005 include approximately 7.8 million, 5.2 million and 5.2 million, common shares related to convertible debentures, respectively, and 5.3 million, 6.5 million, and 6.2 million shares, respectively, related to stock options, stock appreciation rights, and restricted stock units.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction rate securities or ARS. ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio has recently experienced multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid until there is a successful auction for them and therefore, the Company has classified ARS marketable securities (except Sold ARS - see below) to non-current assets as of December 31, 2007.

The estimated value of the Company's ARS holdings at December 31, 2007, was $53.3 million, which reflects $2.4 million less than the its carrying value of $55.7 million. In establishing the estimated market value of its ARS, the Company has used the market value determined by its investment advisors. The market values were determined using a proprietary valuation model using the quality of the underlying securities or assets securing the ARS investments, the market values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In March 2008, the Company agreed to sell certain of its ARS investments or the Sold ARS, to one of the Company's investment advisors for $26.0 million. The market value as of December 31, 2007 and the principal value of the Sold ARS were $24.9 million and $30.1 million, respectively. For the year ended December 31, 2007, the Company recognized an other-than-temporary loss of $4.1 million on the Sold ARS in the Consolidated Statement of Operations and $1.1 million is recorded as an unrealized loss in the Accumulated Other Comprehensive Loss section of the Consolidated Balance Sheet at December 31, 2007 on the Sold ARS. Excluding the Sold ARS, the Company believes that the decrease in market value on its ARS is temporary in nature due to the underlying assets securing the ARS, the AAA ratings by Standard & Poors as of December 31, 2007 and February 29, 2008, the Company's belief that historical liquidity will return to the global credit and capital markets, and the Company's intent and ability to hold to recovery. None of the ARS are backed by sub-prime mortgages. Accordingly, a $1.3 million unrealized loss was recorded at December 31, 2007 in Accumulated Other Comprehensive Loss section of the Balance Sheet related to the ARS, excluding the Sold ARS. The market value of these ARS, excluding the Sold ARS, was estimated to be $28.4 million at December 31, 2007 and $26.4 million at February 29, 2008.

If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in our portfolio, including on ARS, the market value of the Company's investment portfolio may decline further, which the Company may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect the Company's financial position, results of operations and liquidity.

Investment securities available for sale as of December 31, 2007 are summarized as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt securities:
Corporate	$11,845	$49	$(31)	$11,863
Government agency	4,870	3	(16)	4,857
Auction rate securities	26,036	-	(1,107)	24,929
Total investments in marketable securites-current	$42,751	$52	$(1,154)	$41,649

Debt securities:
Auction rate securities	29,650	-	(1,293)	28,357
Total investments in marketable securites-noncurrent	$29,650	$-	$(1,293)	$28,357

Investment securities available for sale as of December 31, 2006 are summarized as follows (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
Debt securities:
Corporate	$46,973	$1	$(46)	$46,928
Municipal	23,850	-	-	23,850
Government agency	39,411	5	(286)	39,130
	$110,234	$6	$(332)	$109,908

Investment securities available for sale in an unrealized loss position as of December 31, 2007 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Debt securities:
Auction Rate	$51,536	$2,400	$-	$-	$51,536	$2,400
Corporate	7,821	31	-	-	7,821	31
Government agency	-	-	2,210	16	2,210	16
	$59,357	$2,431	$2,210	$16	$61,567	$2,447

All securities in an unrealized loss position as of December 31, 2007 are debt securities and the decline in fair value is due primarily to liquidity issues experienced in global credit and capital markets and the resulting failures in auction of our auction rate securities.

Maturities of investment securities available for sale are as follows at December 31, 2007 (in thousands):

	Amortized
	cost	Fair value
Due within one year	$8,226	$8,197
Due after one year through five years	8,489	8,523
Due after five years through ten years	-	-
Due after ten years	55,686	53,286
Total debt securities	$72,401	$70,006

(5) Inventory

Inventory consists of material purchased and manufactured subsequent to the April 2006 approval of PREOTACT in the European Union (EU). Costs associated with inventory production that were incurred prior to EU approval of PREOTACT have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. The Company does not have any inventory as of December 31, 2007 because the Company sold its entire inventory on hand to Nycomed pursuant to the July 2007 license agreement with Nycomed (see Note 2(f)) which provided for the assumption by Nycomed of the Company's manufacturing and supply obligations to Nycomed.

The following table summarizes the Company's inventory as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Work-in process	$-	$300
Raw materials and supplies	-	63
Total inventory	$-	$363

(6) Plant and Equipment

Plant and equipment are recorded at cost and consist of the following (in thousands):

	December 31,
	2007	2006
Building	$-	$15,010
Equipment	582	16,567
Leasehold improvements	-	3,029
Total cost	582	34,606
Less accumulated depreciation and amortization	(273)	(14,757)
Total plant and equipment	$309	$19,849

In July 2007, the Company entered into a Lease Termination Agreement with the Mars Discovery District, or MaRs, under which the Company's operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, the Company sold its leasehold tenant improvements to a third party for $2.4 million. In August 2007, the Company auctioned off the remaining Toronto facility equipment for $1.1 million. The Company recognized a gain on sale of fixed assets during the year ended December 31, 2007 of $3.2 million on these transactions.   The termination of the Company's operating lease and sale of its leasehold tenant improvements was part of the Company's restructuring initiatives, which included a plan to close its Mississauga and Toronto facilities and discontinue all operations in Canada.

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase its 93,000 square foot laboratory and office building for $20.0 million. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the year ended December 31, 2007 on such extinguishment.

In July 2007, the Company sold its 93,000 square foot laboratory and office building, including certain laboratory and office equipment and furnishings, located in Salt Lake City, Utah for $21.0 million. As part of the sale, the University of Utah agreed to release the Company from all obligations under a 40 year ground lease for land upon which the building is located. The Company recognized a gain on sale of fixed assets during the year ended December 31, 2007 of $3.3 million on this transaction. The sale of this facility was part of the Company's restructuring initiative which included a plan to close its Salt Lake City facility and to discontinue all Salt Lake City operations.

During the fourth quarter of 2006, the Company performed impairment testing of its fixed assets located in Salt Lake City, Utah and Toronto, Canada. The Company evaluated alternative courses of action that were finalized with the decision in 2007 that operations at these sites would be closed. As a result, the Company determined that no impairment charge was required for the property, plant and equipment located at Salt Lake City, Utah. The Company, however, determined that the fair value of the property and equipment and leasehold improvements located at Toronto, Canada was less than the carrying value, resulting in an $8.3 million write-down of the assets. The Company estimated fair value based on a combination of present value techniques and market value of assets.

An analysis of the assets held for sale as of December 31, 2006 are summarized as follows (in thousands):

Assets held for sale, net:
Land	$558
Building	1,338
Equipment	431
Total assets held for sale, net	$2,327

In June 2007, the Company sold its land and 85,795 square foot laboratory and office building, including certain equipment and furnishings, located in Mississauga, Ontario, Canada for $4.4 million. The Company recognized a gain on sale of assets held for sale during the year ended December 31, 2007 of $1.8 million on this transaction.

(7) Goodwill

The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2007 and 2006 the Company had goodwill of $11.1 million and $9.3 million from the acquisition of Allelix in December 1999. As a result of the annual impairment test performed by management at year-end, it was noted that fair value exceeded the carrying value of the goodwill. The change in goodwill in the current year is due to the change in foreign currency exchange rates.

(8) Leases

The Company has a non-cancelable operating lease for its office space in Bedminster, New Jersey that expires in 2010 and non-cancelable operating leases for certain equipment that expire between 2006 and 2009. Rent-free periods and other incentives granted under the lease and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of the lease. Rental expense for operating leases was approximately $2.4 million, $1.2 million, and $1.6 million for 2007, 2006, and 2005, respectively. The future lease payments under noncancelable operating leases as of December 31, 2007 are as follows (in thousands):

Operating
leases
Year ending December 31:
2008	$426
2009	457
2010	78
2011	1
2012	-
Thereafter	-
Total minimum lease payments	$962
(9) Restructuring Charges

In June 2006, as a result of the uncertainty with respect to the regulatory approval of PREOS for osteporosis, the Company began an initiative to restructure operations (the 2006 Restructuring Plan). Under the 2006 Restructuring Plan, NPS reduced its worldwide workforce, including employees and contractors, by approximately 250 positions, eliminated all commercial sales and related field based activities, terminated its agreement with Allergan Inc. to promote Restasis® Ophthalmic Emulsion to rheumatologists and closed and planned to sell the Company's technical operations facility in Mississauga, Ontario, Canada. The reduction in workforce involved all functional disciplines including selling, general and administrative employees as well as research and development personnel.

The charges related to the 2006 Restructuring Plan during the year ended December 31, 2007 and 2006 were $476,000 and $8.2 million, respectively. Associated severance payments related to the 2006 Restructuring Plan were paid primarily in the second and third quarters of 2006 for severed United States employees and are anticipated to be paid by January 31, 2008 for severed Canadian employees. The cumulative restructuring charges through December 31, 2007 related to the 2006 Restructuring Plan were $8.7 million.

In March 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company closed its operations in Toronto, Canada and Salt Lake City, Utah. These steps are part of the Company's strategy to transition to an organization that will rely primarily on outsourcing research, development activities and manufacturing operations, as well as other functions critical to its business. The Company believes this approach enhances its ability to focus on late stage product opportunities, preserve cash, allocate resources rapidly to different projects and reallocate internal resources more effectively.

The charge related to the 2007 Restructuring Plan during the year ended December 31, 2007 was $12.9 million. The charge during the year ended December 31, 2007 was comprised of $8.7 million in severance related cash expenses, $1.0 million for accelerated vesting of options under existing employee severance agreements and retirement plan, $2.7 million for accelerated vesting of restricted stock units under employee retention plans and $485,000 for stock awards under employee severance enhancement agreements. Associated severance payments were substantially paid by February 28, 2008 for severed US employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges through December 31, 2007 related to the 2007 Restructuring Plan were $12.9 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be approximately $13.0 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31,				December 31,
	2005	Charges	Cash	Non-Cash	2006
2006 Restructuring Plan:
Severance	$-	$7,606	$(6,772)	$(227)	$607
Contract Termination Costs	-	573	(573)	-	-
	$-	$8,179	$(7,345)	$(227)	$607

	December 31,				December 31,
	2006	Charges	Cash	Non-Cash	2007
2006 Restructuring Plan:
Severance	$607	$476	$(1,076)	$-	$7

2007 Restructuring Plan:
Severance	-	12,910	(7,143)	(3,437)	2,330
	$607	$13,386	$(8,219)	$(3,437)	$2,337

(10) Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Convertible notes	$50,598	$192,000
Secured notes	310,697	173,734
Capital lease	146	-
Lease financing obligation	-	18,843
Total borrowings	361,441	384,577
Less current position	24,992	19,044
Total long-term debt obligations	$336,449	$365,533

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $1.2 million as of December 31, 2007. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75 % Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 6.0%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of December 31, 2007.

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (3% Convertible Notes). The Company received net proceeds from the 3% Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The 3% Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2003. Accrued interest on the 3% Convertible Notes was approximately zero as of December 31, 2007. The holders may convert all or a portion of the 3% Convertible Notes into common stock at any time on or before June 15, 2008. The 3% Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The 3% Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the 3% Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a "fundamental change," as defined in the indenture governing the 3% Convertible Notes, holders of the 3% Convertible Notes may require the Company to redeem all or a part of the 3% Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the 3% Convertible Notes and common stock issuable upon conversion of the 3% Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which have been deferred and are being amortized over a five-year period. The effective interest rate on the 3% Convertible Notes, including debt issuance costs, is 3.6%.

In August 2007 the Company repurchased $20.2 million par value of outstanding 3% Convertible Notes in the open market at a price of $19.5 million plus accrued interest. Additionally, in October 2007, the Company closed a tender offer in which $171.2 million of the 3.0% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. These 3% Convertible Notes were subsequently retired during the year ended December 31, 2007. As of December 31, 2007, the Company had $598,000 of the 3% Convertible Notes outstanding. The repurchase and subsequent retirement of the 3% Convertible Notes is considered an early extinguishment of debt. The amount paid to repurchase the 3% Convertible Notes was less than the carrying value of the 3% Convertible Notes. Accordingly, the Company recorded a gain of $1.3 million, which is net of the write- off of $823,000 of deferred financing costs, during the year ended December 31, 2007 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (APB No. 26).

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of December 31, 2007, the outstanding principal balance on the Class A Notes was $154.5 million. In connection with the issuance of the Class A Notes, the Company was required to place $14.2 million of the Class A Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. All remaining amounts of this $14.2 million were used to repay principal in March 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of December 31, 2007, the Company classified $24.3 million of the Class A Notes as current based on royalty payments accrued during the year ended December 31, 2007 plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. Accrued interest on the Class A Notes was approximately $5.0 million as of December 31, 2007 which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 15.0%.

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of PREOTACT under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain PREOTACT sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company has determined that it should classify the initial up-front purchase price as debt and amortize using the effective interest rate method over an estimated life of 11 years. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of PREOTACT by Nycomed. The effective interest rate under the agreement, including issuance costs, is approximately 17.8%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. PIK Notes were issued on September 30, 2007 and December 31, 2007 in the amount of $2.3 million and $3.9 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 21.6%.

(c) Lease Financing Obligations

In December 2005, the Company completed a sale-leaseback transaction with BioMed Realty, in which the Company sold its 93,000 square foot laboratory and office building located in Salt Lake City, Utah for $19.0 million and leased back the property under a 15-year lease. Net proceeds from the sale were $19.0 million. Because the lease agreement in the sale-leaseback transaction contained a purchase option by the Company, the Company accounted for the transaction as a financing arrangement where the gain on the sale of $4.3 million was deferred.

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase from BioMed Realty its 93,000 square foot laboratory and office building for $20.0 million. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the year ended December 31, 2007 on such extinguishment. See Note 6

(d) Contractual maturities of long-term debt obligations

The aggregate contractual maturities of long-term debt obligations, including estimated maturities of the Secured Notes, due subsequent to December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$24,992
2009	36,316
2010	47,912
2011	101,015
2012	54,923
Thereafter	96,283
Total long-term debt obligations	$361,441

(11) Capital Stock

(a) Stockholder Rights Plan

In December 1996, the board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan was subsequently amended on December 31, 2001 to increase the purchase price of a share of Series A Junior Participating Preferred Stock and to extend the expiration date of the Rights Plan. The Rights Plan provides for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitles stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquires 20% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's stock. Each right entitles the registered holder to purchase from the Company 1/100th of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share at a price of $300 per 1/100th of a preferred share, subject to adjustment. The Rights may only be exercised on the occurrence of certain events related to a hostile takeover of the Company as described above. In any event, the Rights will expire on December 31, 2011. The Rights may be redeemed by the Company at $0.01 per right at any time prior to expiration or the occurrence of an event triggering exercise. At December 31, 2007, the Rights were not exercisable.

(b) Capital Stock Transactions

In September 2005, the Company completed a public offering of 7.0 million shares of our common stock at $11.35 per share, with net proceeds of approximately $78.7 million, after deducting offering costs of $797,000.

(12) Share-Based Compensation Plans

As of December 31, 2007, the Company has five equity incentive plans: the 1987 Stock Option Plan (the 1987 Plan), the 1994 Equity Incentive Plan (the 1994 Plan), the 1994 Nonemployee Directors' Stock Option Plan (the Directors' Plan), the 1998 Stock Option Plan (the 1998 Plan), and the 2005 Omnibus Incentive Plan (the 2005 Plan). An aggregate of 8,203,593 shares are authorized for future issuance under the five plans.

As of December 31, 2007, there are no shares reserved for future grant under the 1987 Plan, the 1994 Plan and the Directors' Plan. As of December 31, 2007, there are 735,218 and 1,787,547 shares reserved for future grant under the 2005 Plan and 1998 Plan, respectively. The Company's 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Company's 1998 Plan provides for the grant of nonqualified stock options and incentive stock options. Under the Company's 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter. During 2007 and 2006, directors of the Company were granted 197,357 and 178,836, respectively, in deferred stock units for services that were recorded at fair value. During 2006, certain employees and executive officers of the Company were granted 835,798 restricted stock units which vest subject to continued employment over a two or three year period. Under the Company's 1998 Plan, the exercise price of options is generally not less than the fair market value of the Company's common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on a grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% to 3% per month thereafter.

The Company also had an Employee Stock Purchase Plan (the Purchase Plan) whereby qualified employees were allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period or purchase period. The Company authorized 685,000 shares for purchase by employees. Employees purchased 123,101, 169,712 and 103,575 shares under the Purchase Plan in the years ended December 31, 2007, 2006, and 2005, respectively, and 13 shares remain available for future purchase. The Purchase Plan has been discontinued until additional shares are made available.

Prior to January 1, 2006, the Company employed the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The

Company elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. The Company used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's consolidated net loss and net loss per share for the year ended December 31, 2005 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

Year Ended
Net loss:	December 31, 2005
As reported	$(169,723)
Add: Stock-based employee compensation expense included in reported net loss	4,003
Deduct: Total stock-based employee compensation expense determined under
fair value-based method for all awards	(16,788)
Pro forma	$(182,508)

Net loss per share as reported:
Basic and diluted	$(4.14)
Pro forma:
Basic and diluted	$(4.45)

 Net loss, as reported, in 2005 also includes compensation cost of $2,000 for stock-based compensation awards for nonemployees.

The pro forma disclosure shown above reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the year ended December 31, 2005:

Year ended
December 31, 2005
Dividend yield	-
Expected volatility	66.0%
Risk-free interest rate	4.1%
Expected term (in years)	4.6

Under SFAS No. 123 with the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Under SFAS No. 123R, however, the Company estimates expected volatility using a blend of implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the expected life of the options. In calculating the estimated volatility for the years ended December 31, 2007 and 2006, the Company weighted implied volatility at zero percent and historical volatility at 100%. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option and stock appreciation right exercises or grants of restricted shares or deferred stock units.

The compensation expense under SFAS No. 123R is recorded in cost of goods sold, research and development expense, selling, general and administrative expense and restructuring charges based on the specific allocation of employees receiving the awards. Additionally, the Company eliminated the January 1, 2006 deferred compensation balance against additional paid-in capital upon adoption of SFAS No. 123R.

The following table summarizes the effect of compensation cost arising from share-based payment arrangements on the Company's statements of operations for the years ended December 31, 2007 and 2006 for the Company's stock option plans, the employee stock purchase plan and other share-based awards: (in thousands)

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Research and development	$1,000	$7,790
Selling, general and administrative	4,005	7,425
Restructuring charges	1,030	227
Total cost of share-based compensation	6,035	15,442
Amount capitalized in inventory during the year	-	18
Amount recognized in income for amount previously capitalized in inventory	(18)	-
Amounts charged against income, before income tax expense (benefit)	$6,017	$15,460

The fair value of each option award is estimated, on the date of grant using the Black-Scholes option-pricing valuation model, which incorporates ranges of assumptions for inputs as shown in the following table. The assumptions are as follows:

The expected volatility is a blend of implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's stock over the expected life of the options.

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

The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the option.
Years ended December 31,
	2007	2006
Dividend yield range	—	—
Expected volatility range	58.5% — 62.4%	51.4% — 64.9%
Risk-free interest rate range	4.3% — 5.0%	4.4% — 5.1%
Expected term (in years)	3.2 — 4.1	3.2 — 4.1

A summary of activity related to aggregate stock options and stock appreciation rights under all plans is indicated in the following table (in thousands, except per share amounts):

	Year ended December 31, 2007
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
			(in years)	(in thousands)
Options outstanding at beginning
of year	5,498	$16.36
Options granted	1,821	5.04
Options exercised	12	4.42
Options canceled	2,417	15.47
Options outstanding at end of year	4,890	12.59	5.54	$-

Vested and expected to vest	4,498	13.20	5.26	$-

Options exercisable at end of year	3,005	$17.17	3.41	$-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $2.05, $3.87 and $6.85, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $9,000, $25,000 and $390,000, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company's common stock. The fair value of each restricted stock grant, restricted stock unit and deferred stock unit is equal to the market price of the Company's stock at the date of grant. Restricted stock and restricted stock unit grants are time vested. During 2006 certain grants of restricted stock units to employees contained performance vesting criteria. During the years ended December 31, 2007, 2006 and 2005, the Company granted 197,357, 178,836 and 151,962 deferred stock units, respectively, which did not contain any vesting restrictions. A summary of activity related to aggregate restricted stock and restricted stock units as of December 31, 2007, is indicated in the following table (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Nonvested at beginning of year	1,016	$5.69
Granted	442	4.18
Vested	(561)	4.47
Forfeited	(690)	4.76
Nonvested at December 31, 2007	207	$4.99

As of December 31, 2007, there was $12.0 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.45 years. During the year ended December 31, 2007, cash received from stock options exercised was $52,000.

(13) Income Taxes

The Company has recorded income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 of $854,000, zero and $(55,000), respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income tax expense (benefit) as a result of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Computed "expected" tax expense (benefit)	$67	$(38,307)	$(57,724)
Expiration of tax attributes	6,025	2,726	2,249
Foreign tax rate differential	(812)	967	(1,176)
Change in the valuation allowance for deferred tax assets
attributable to operations and other adjustments	(49,811)	17,327	53,483
Adjustment to deferred tax assets for changes in foreign taxes,
laws and rates	38,478	13,321	6,014
U.S. and foreign credits	-	(431)	(2,686)
State income taxes, net of federal tax effect	2,303	(421)	(1,634)
Foreign R&D wage tax credits (recoverable) payable	-	-	(55)
Equity based compensation expense	58	1,039	335
Other	4,546	3,779	1,139
	$854	$-	$(55)

The Company recorded income tax expense of $854,000 during the year ended December 31, 2007 for U.S. alternative minimum tax. The Company recorded income tax benefit of $55,000 during the year ended December 31, 2005 for refundable income tax credits relating to research and development activities in the province of Quebec.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Domestic	$38,505	$(15,927)	$(50,617)
Foreign	(38,308)	(96,741)	(119,161)
Total income (loss) before taxes	$197	$(112,668)	$(169,778)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below (in thousands):

	2007		2006
	Domestic	Foreign	Domestic	Foreign
Deferred tax assets:
Stock compensation expense	$5,362	$-	$3,684	$-
Accrued compensation	69	-	186	-
Equipment and leasehold improvements, principally due
to differences in depreciation and write down of assets	(40)	-	2,006	3,258
Other accrued expenses	45	-	281	-
Intangible assets	-	5,039	-	5,627
Research and development pool carryforward	-	63,389	-	65,922
Net operating loss carryforward	80,620	205,579	95,505	182,459
Research credit carryforward	7,021	-	8,106	-
Minimum tax credit	854	-	-	-
Capital loss carryfroward	1,915	-	-	-
Investment tax credit carryforward	-	18,080	-	18,124
State credits	-	-	257	-
Other	-	210	58	-
Total gross deferred tax assets	95,846	292,297	110,083	275,390
Less valuation allowance	(95,846)	(292,297)	(110,083)	(275,390)
Deferred tax assets	-	-	-	-
Deferred tax liabilities	-	-	-	-
Net deferred tax asset (liability)	$-	$-	$-	$-

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill. At December 31, 2007, the remaining unamortized goodwill equaled $11.1 million. 2) Tax benefits in excess of the acquired goodwill related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the domestic net operating loss carryforwards. Future reductions to the domestic valuation allowance will be allocated $85.9 million to operations and $9.9 million to paid-in capital.

The net change in the Company's total valuation allowance for the years ended December 31, 2007, 2006, and 2005 was an increase of $3.3 million, $23.0 million and $59.9 million, respectively. The Company has a cumulative loss for the previous three years and projects losses into the future. Accordingly, as of December 31, 2007, the Company believes that it is not more likely than not that results of future operations will generate sufficient income to realize any of our gross deferred tax assets and has recorded a 100% valuation allowance.

At December 31, 2007, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carryforward for regular income	Domestic research credit carry-	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry-	Canadian investment tax credit carry-
	tax purposes	forward	Federal	Provincial	forward	forward
Expiring:
2008	$-	$334	$63,523	$68,463		$293
2009	-	317	97,569	101,586		-
2010	-	166	129,284	132,631		1,950
2011	-	360	-	-		3,015
2012	-	846	-	-		2,853
2013	-	-	-	-		3,662
2014	17,520	-	154,409	157,194		3,743
2015	16,136	-	109,309	109,600		3,041
2016	3,951	-	-	-		-
2017	16,083	-	-	-		-
2018	66,194	1,035	-	-		-
2019	34,616	989	-	-		-
2020	60,688	722	-	-		-
2021	8,107	240	-	-		-
2022	-	363	-	-		-
2023	-	296	-	-		-
2024	-	412	-	-		-
2025	-	511	-	-		-
2026	-	430	92,239	94,922		1,707
2027	-	-	-	-		1,007
Total	$223,295	$7,021	$646,333	$664,396	$218,581	$21,271

The Company also has domestic state net operating loss carryovers and tax credit carryforwards in varying amounts depending on the different state laws. The Company's domestic tax loss carryover for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryover. For the year ended December 31, 2007, certain Canadian research pool carryforward amounts were reclassified to Canadian net operating loss carryforwards as a result of audit by Canadian and Quebec tax authorities. The remaining Canadian research pool carryforward of $218.6 million carries forward indefinitely.

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

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109, which was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, retroactive to the adoption of FIN 48. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2007 is as follows (in thousands):

Unrecognized
Tax Expense
Balance as of January 1, 2007	$5,148
Additions for current year tax positions	-
Reductions for prior year tax positions	(280)
Balance as of December 31, 2007	$4,868

Unrecognized tax benefits amounted to $4.9 million at December 31, 2007, and did not include any accrued potential penalties or interest. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards the adjustment related to the FIN 48 liability would not expect to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and State) and Canada as of December 31, 2007 and 2006. Also, due to the Company's net operating loss carryforwards, the Company does not believe any of its unrecognized tax benefits would have an impact on the effective tax rate

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of December 31, 2007, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2002. The statute of limitations for income tax audits in the US remains open for the tax years ended on or after December 31, 2002.

(14) Employee Benefit Plan

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the maximum percent allowable, not to exceed the limits of code section 401(k), 403(b), 404 and 415, of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2007 and 2006, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contribution on the next 3% of employee pre-tax contributions. During the year ended December 31, 2005 the Company matched one-half of employee contributions up to a maximum contribution from the Company of the lesser of 3% of employee compensation or $6,300. The Company recorded an expense associated with these matching contributions for the years ended December 31, 2007, 2006, and 2005 of $602,000, $927,000 and $607,000, respectively.

Additionally, the Company maintains a tax-qualified defined contribution pension plan for its Canadian employees. Employees may elect to reduce their current compensation by 2% or 4% of eligible compensation up to a maximum of Cnd. $9,000 per year in 2007, and have the amount of such reduction contributed to the pension plan. The Company matches 100% of such contributions. The Company recorded an expense associated with these matching contributions for the years ended December 31, 2007, 2006, and 2005 of Cnd. $137,000, Cnd. $328,000, and Cnd. $342,000, respectively.

(15) Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date or other methods as more fully described in Note 10. The fair value of the Company's Convertible Notes are estimated to be approximately $586,000 and $169.9 million as of December 31, 2007 and 2006 respectively for the outstanding 3% convertible notes and $51.5 million as of December 31, 2007 for the 5.75% convertible notes. The fair value of the Company's Secured Notes was estimated to be $156.0 million and $198.0 million as of December 31, 2007 and 2006, respectively for the Class A Notes and $106.2 million as of December 31, 2007 for the Class B Notes. The Company does not invest in derivatives.

(16) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2007, the FASB ratified the Emerging Issues Task Force, or EITF, consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities. EITF Issue No. 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively for new contractual agreements. The Company is currently evaluating the impact, if any, the adoption of EITF Issue No. 07-3 will have on the Company's consolidated financial position, results of operations and cash flows.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied using a modified retrospective method to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any, the adoption of EITF Issue No. 07-1 will have on our consolidated financial position, results of operations and cash flows.

(17) Commitments and Contingencies

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

The Company has contractual commitments of $2.8 million for drug product for the year ending December 31, 2008, primarily with Vetter Pharma-Fertigung GmbH & Co. or Vetter for the manufacture of clinical and commercial supplies of PREOS and GATTEX. Amounts owed to Vetter are based on firm commitments for the purchase of drug product. Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2007, 2006 and 2005 were $11.4 million, $19.4 million and $23.9 million, respectively.

(18) Legal Proceedings

A consolidated shareholders' securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of our NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 19, 2007, Defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion, and it is currently pending before the court. Although defendants believe the motion should be denied, no assurances can be given in this regard. If lead plaintiff's motion for class certification is granted, the parties will continue to engage in the discovery process and prepare for trial.

The Company believes the claims are without merit and intends to vigorously defend itself and the related defendants in this action. The Company maintains insurance for actions of this nature, which it believes is adequate.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of the Company's present and former officers and directors. This action, which names NPS as a nominal defendant but is asserted on NPS's behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah, as Case No. 060913838. The complaint asserts allegations similar to those asserted in the securities class action described above and also alleges that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS. The derivative complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

Defendants filed a motion to dismiss the lawsuit, which the Court granted by order dated July 8, 2007. In the order, the Court also granted plaintiff leave to propound a books and records inspection demand under Utah law and to amend his shareholder derivative complaint. Plaintiff served a books and records inspection demand, in response to which NPS produced the requested documents. On December 14, 2007, defendants filed a motion to stay the lawsuit pending resolution of the securities class action and similar shareholder derivative lawsuits filed in U.S. District Court for the District of Utah, which is described below. Plaintiff has opposed defendants' motion to stay, which is currently pending before the court. If the court does not grant defendants' motion to stay, plaintiff will be permitted to file an amended shareholder derivative complaint.

Three additional shareholder derivative suits are pending against certain of our present and former officers and directors in the U.S. District Court for the District of Utah. These lawsuits are titled Wagner v. Tombros, et al. (filed July 24, 2007), Alvarez v. Jackson, et al. (filed August 17, 2007), and Sutton v. Tombros, et al. (filed November 14, 2007). These lawsuits also allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. In addition, the Sutton complaint alleges that the defendants made false and misleading statements concerning GATTEX, and because of these statements, the defendants breached their fiduciary duties. All three lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

The Wagner, Alvarez, and Sutton complaints have not yet been served on any of the defendants, and therefore the deadlines to respond to these complaints have not been set.

We intend to vigorously defend against all the purported shareholder derivative actions, which we believe are without merit and were brought in the name of the corporation in violation of controlling law. We maintain insurance for actions of this nature, which we believe is adequate.

(19) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities:
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Paid for:
Interest	$31,442	$18,530	$20,591
Income taxes	-	-	3,607

Noncash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	$(2,069)	$562	$(559)
Accrued acquisition of equipment, leasehold improvements and
construction-in-progress	-	-	477
Debt issued in lieu of interest	6,246	-	-
Royalties transferred in lieu of interest	2,933	-	-

(20) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Revenues	$9,991	$13,115	$29,161	$33,981
Operating income (loss)	(15,937)	(9,200)	21,412	36,690
Net income (loss)	(21,144)	(14,807)	14,089	21,205
Basic income (loss) per common share (1)	$(0.45)	$(0.32)	$0.30	$0.45
Diluted income (loss) per common and potential common share (1)	$(0.45)	$(0.32)	$0.28	$0.39

2006
Revenues	$6,083	$8,282	$10,071	$24,066
Operating loss	(34,477)	(35,001)	(14,663)	(8,798)
Net loss	(38,329)	(39,275)	(21,079)	(13,985)
Basic and diluted loss per common and potential common share (1)	$(0.83)	$(0.85)	$(0.45)	$(0.30)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

ITEM 9A.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures, or Disclosure Controls, are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management determined that at December 31, 2007 we had material weaknesses because the company did not have a sufficient number of accounting and finance personnel with an appropriate level of knowledge and experience of U.S. generally accepted accounting principles (GAAP) that are commensurate with our financial reporting requirements. Contributing to this lack of sufficient resources was the consolidation of corporate offices to New Jersey as part of our March 2007 restructuring and the relocation of the company's finance and accounting function from Salt Lake City, Utah, to Bedminster, New Jersey, resulting in a complete turnover of accounting and finance personnel, and the loss of historical institutional knowledge in this department.

(b) Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide our management and board of directors reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making our evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation we believe that, as of December 31, 2007, we had material weaknesses in internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that at December 31, 2007, it maintained an insufficient number of personnel with an appropriate level of GAAP knowledge and experience commensurate with its financial reporting requirements. This resulted in management determining that its control environment was ineffective. Additionally, management has determined that it did not maintain risk assessment procedures that were adequate to effectively identify and analyze risks to the achievement of financial reporting objectives for individual financial statement accounts and ensure that appropriate control activities are implemented on a timely basis. Furthermore, the insufficient number of personnel resulted in supervisory and monitoring activities inadequate to ensure that deficiencies in the operation of controls are detected on a timely basis. These material weaknesses contributed to material weaknesses related to ineffective policies and procedures with respect to the Company's accounting for share-based compensation, accrued liabilities and interest expense and resulted in errors in the Company's preliminary 2007 consolidated financial statements.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control-Integrated Framework issued by COSO.

KPMG LLP, our independent registered public accounting firm, that audited the financial statement included in this annual report has issued an audit report on our internal control over financial reporting in which they expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears on page F-3 of this report.

(c) Change in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control over Financial Reporting. We have commenced efforts to address the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures. We plan to remediate our material weaknesses by taking actions, including but not limited to the following:

We are actively recruiting for finance and accounting personnel with an appropriate level of GAAP accounting knowledge and experience and will provide requisite GAAP and SEC training to personnel responsible for our financial statement preparation, and

We will supplement existing resources with consultants where needed, including former employees where possible.
ITEM 9B.	Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2008, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" and is incorporated into this section by reference. For information regarding executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. Executive Compensation.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2008, under the captions "Executive Compensation" and except for the information appearing under the captions "Report of the Compensation Committee of the Board of Directors" is incorporated into this section by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2008, under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated into this section by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2008, under the captions "Certain Relationships and Related Transactions" and is incorporated into this section by reference.

ITEM 14. Principal Accountant Fees and Services.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on May 22, 2008, under the captions "Principal Accountant Fees and Services" and is incorporated into this section by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements. The financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2. Financial statement schedules. There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000(2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (14)

3.2A	Amended and Restated Bylaws of the Registrant (1)

3.2B	Certificate of Adoption of Amendments to the Amended and Restated Bylaws of the Registrant, dated February 19, 2003 (11)

4.1	Specimen Common Stock Certificate (1)

4.2A

Rights Agreement, dated as of December 4, 1996, between the Registrant and American Stock Transfer & Trust, Inc., with Exhibit A, Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant; Exhibit B, Form of Right Certificate; and Exhibit C, Summary of Rights to Purchase Shares of Preferred Stock of the Registrant (5)

4.2B	First Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated December 31, 2001 (4)

4.2C	Second Amendment to the Rights Agreement and Certificate of Compliance with Section 27 thereof, dated February 19, 2003 (5)

4.3

Indenture, dated as of June 17, 2003, between Registrant and U.S. Bank National Association, as Trustee, including the form of 3% Convertible Subordinated Notes due 2008 attached as Exhibit A thereto. (13)

4.4A

Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly-owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (the "Indenture") (16)

4.4B	Second Supplemental Indenture dated October 20, 2006 to the Indenture(23)

4.4C	Third Supplemental Indenture dated July 9, 2007 to the Indenture(23)

4.4D	Fourth Supplemental Indenture dated August 1, 2007 to the Indenture(23)

4.4E	Fifth Supplemental Indenture dated August 7, 2007 to the Indenture(23)

10.1A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.1B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.1C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.1D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.1E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.2A	1998 Stock Option Plan (28)

10.2B	1998 Stock Option Plan, as amended December 2002 (11)

10.2C	1998 Stock Option Plan, as amended June 2003 (14)

10.2D	1998 Stock Option Plan (reflects all amendments by the Board of Directors through December 2007) PDF provided as courtesy

10.3	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.4A	Severance Pay Plan (11)

10.4B

Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.5A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.5B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.5C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.5D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.5E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated September 26, 1997 (9)

10.5F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.5G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.5H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.5I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.5J	Amendment Agreement dated December 14, 2006 between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline(24)

10.6A	Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993 (1)

10.6B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women's Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc. (11)

10.6C	Amendment to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., effective February 7, 1996 (10)

10.6D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women's Hospital, Inc., effective February 18, 1999 (11)

10.7	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.8	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.9	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.10	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.11	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.12	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.13A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.13B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.13C	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Nycomed Danmark ApS*(27)

10.14	Compensation Agreement (17)

10.15A	2005 Omnibus Incentive Plan, as amended on December 28, 2007 PDF provided as courtesy

10.15B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.16A	Non-Employee Director Deferred Compensation Program (19)

10.16B	Form of Deferred Stock Unit Award Agreement (19)

10.17	Employment Agreement with N. Anthony Coles, M.D. (21)

10.18A	Agreement of Purchase and sale between Registrant and Biomed Realty, L.P. dated December 20, 2005 (21)

10.18B	Lease Agreement between Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005 (21)

10.18C	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Pharmaceuticals, Inc. and BMR-383 Colorow Drive LLC (25)

10.19	Separation Agreement dated May 11, 2006 by and between NPS Pharmaceuticals and Hunter Jackson (22)

10.20	Separation Agreement dated November 10, 2006 by and between NPS Pharmaceuticals and Edward Nemeth(24)

10.21	Separation Agreement dated July 31, 2007 by and between NPS Pharmaceuticals, Inc. and Gregory M. Torre PDF provided as courtesy

10.22	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Allelix Corp. and Transglobe Property Management Services Ltd. in Trust(25)

10.23	Sublease Agreement, dated June 19, 2007, between NPS Pharmaceuticals, Inc. and Celanese Americas Corporation(26)

10.24	Purchase and Sale Agreement, dated June 29, 2007, by and between NPS Pharmaceuticals, Inc. and the University of Utah.(26)

10.25A

Securities Purchase Agreement dated as of August 7, 2007 among NPS Pharmaceuticals, Inc. (the "Issuer") and Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP, Visium Long Bias Offshore Fund, Ltd. and Atlas Master Fund (collectively, the "Investors")(23)

10.25B	Form of Note issued pursuant to the Securities Purchase Agreement referred to in Exhibit 10.25A above(23)

10.25C	Registration Rights Agreement dated as of August 7, 2007 among the Issuer and the Investors(23)

10.26	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and DRI*(27)

10.27	Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GmbH*(27)

10.28	Amendment Agreement to the Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GMBH*(27)

10.29	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc.*(27)

10.30	Asset Purchase Agreement, dated October 9, 2007, between Astrazeneca AB and NPS Pharmaceuticals, Inc. PDF provided as courtesy

10.31	Separation Agreement dated December 7, 2007 by and between NPS Pharmaceuticals, Inc. and Val R. Antczak PDF provided as courtesy

10.32	Separation Agreement dated November 19, 2007 by and between NPS Pharmaceuticals, Inc. and Gerard J. Michel PDF provided as courtesy

10.33A	Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH* PDF provided as courtesy

10.33B	Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH* PDF provided as courtesy

10.33C	Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH* PDF provided as courtesy

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges PDF provided as courtesy

21.1	List of Subsidiaries PDF provided as courtesy

23.1	Consent of Independent Registered Public Accounting Firm PDF provided as courtesy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

_______________

(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(11)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
(13)

Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (SEC File No. 000-23272. Film No. 03838243, filing date August 12, 2003).

(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272, Film No. 04582125, filing date February 10, 2004).
(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 000-23272, Film No. 04962020, filing date August 9, 2004).
(16)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 2, 2005 (SEC File No. 000-23272, Film No. 05578512, filing date February 7, 2005).
(17)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 9, 2005 (SEC File No. 000-23272, Film No. 05587185, filing date February 9, 2005).
(18)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement (SEC File No. 000-23272, Film No. 05744588, filing date April 11, 2005).
(19)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 1, 2005 (SEC File No. 000-23272, Film No. 05933233, filing date July 1, 2005).
(20)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 000-23272, Film No. 05974685, filing date July 26, 2005).
(21)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 000-23272, Film No. 06663187, filing date March 3, 2006).
(22)

Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (SEC File No. 000-23272, Film No. 061002758, filing date August 3, 2006).

(23)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 2007 (SEC File No. 000-23272, Film No. 071094546, filing date August 31, 2007).
(24)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-23272, Film No. 07693379, filing date March 14, 2007).
(25)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SEC File No. 000-23272, Film No. 07833270, filing date May 9, 2007).
(26)

Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (SEC File No. 000-23272, Film No. 071032512, filing date August 7, 2007).

(27)

Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272, Film No. 071231813, filing date August 7, 2007).

(28)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: March 14, 2008	By:	/s/ N. ANTHONY COLES N. Anthony Coles President and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2008	By:	/s/ Luke M. Beshar Luke M. Beshar Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/S/ MICHAEL W. BONNEY Michael W. Bonney	Director	March 14, 2008

/S/ N. ANTONY COLES N. Anthony Coles	Director	March 14, 2008

/S/ JAMES G. GRONINGER James G. Groninger	Director	March 14, 2008

/S/ DONALD E. KUHLA Donald E. Kuhla	Director	March 14, 2008

/S/ Francois Nader Francois Nader	Director	March 14, 2008

/S/ RACHEL R. SELISKER Rachel R. Selisker	Director	March 14, 2008

/S/ CALVIN R. STILLER Calvin R. Stiller	Director	March 14, 2008

/S/ PETER G. TOMBROS Peter G. Tombros	Director	March 14, 2008