Form 10-K/A
period 2007-12-31
NPS PHARMACEUTICALS INC
filed 2008-05-19
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

     PDF provided as courtesy

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008, for the purpose of restating our audited consolidated financial statements and related notes as of and for the year ended December 31, 2007 contained in Item 8 of Part II.

During the preparation of the financial results for the quarter ended March 31, 2008, the Company identified an error in the computation of the redemption premium interest expense, under the effective interest method, for the year ended December 31, 2007, associated with the Secured 8.0% Notes due on March 30, 2017 (Class A Notes). Accordingly, the Company has restated its Consolidated Balance Sheet as of December 31, 2007 to increase accrued interest expense related to the Class A Notes by $3.8 million. Additionally, the Company discovered an error in computing interest expense, under the effective interest method, related to the amortization of debt issuance costs, the correction of which increased debt issuance costs by $96,000. The tax impact on both entries resulted in a decrease of income taxes payable by $74,000. The Company has also restated its Consolidated Statement of Operations as of December 31, 2007 to increase interest expense related to the Class A notes by $3.8 million, decrease interest expense related to reduced amortization of debt issuance costs by $96,000 and decrease income tax expense for the tax effect of these entries by $74,000. See Notes 2, 11, 14 and 21 to the audited consolidated financial statements for further discussion of the restatement and related disclosures.

We have also updated Item 1A of Part I - Risk Factors, Items 6, 7 and 9A of Part II, Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Controls and Procedures, and Exhibit 12.1, to give effect to the restatement.

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

GI mucositis or GIM is a side effect associated with certain cancer treatments. Some chemotherapies and radiotherapy, individually or in combination, damage rapidly dividing normal cells of the GI tract, which can result in mucositis. Mucositis can occur anywhere along the GI tract and can become a dose- limiting side effect of cancer treatment. In fact, mucositis is one of the four major side effects that severely limit chemotherapy treatment along with nausea and vomiting, neutropenia, and anemia.

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

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize GATTEX outside of North America for the treatment of GI disorders. We received $35.0 million in up-front fees under the agreement. Under the terms of the agreement, we have the potential to earn up to $190.0 million in development and sales milestone payments. Additionally, the agreement provides for double-digit royalties on GATTEX sales in the licensed territories. Under the terms of the agreement, we were responsible to complete the original Phase 3 GATTEX clinical trials in SBS and there is an option to share future joint development costs 50:50 to advance and broaden the indications for GATTEX. Nycomed may terminate the license agreement at will (i) prior to the first commercial sale of GATTEX or a comparable product upon 180 days written notice to us, or (ii) after the first commercial sale of GATTEX or a comparable product upon 365 days written notice to us. After we have received such a termination notice, we may terminate the agreement anytime prior to the requisite period. Either party may terminate the agreement should the other party become insolvent or should the other party commit a material breach that is not cured within 30 days of written notice for a payment obligation and 60 days of written notice for non-

payment obligations. Under the terms of these agreements, we recognized revenue in 2007, 2006 and 2005 of $37.4 million, $3.1 million and $234,000, respectively.

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

Many of our competitors have substantially greater financial, technical, marketing and personnel resources. In addition, some of them have considerable experience in preclinical testing, human clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are more actively seeking patent protection and licensing arrangements to collect royalties for the technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with us in recruiting highly qualified personnel. Our ability to compete successfully will depend, in part, on our ability to:

•	outsource activities critical to the advancement of our product candidates and manage those companies to whom such activities are outsourced;
•	outsource manufacturing capabilities for our proprietary products;
•	leverage our established collaborations and enter into new collaborations for the development of our products;
•	identify new product candidates;
•	develop products that reach the market first;
•	develop products that are superior to other products in the market;
•	develop products that are cost-effective and competitively priced; and
•	obtain and enforce patents covering our technology.

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

With the exception of 2007 and 1996, we have not been profitable since our inception in 1986. As of December 31, 2007, we had an accumulated deficit of approximately $873.2 million. To date, our revenue from product sales has been in the form of royalty payments from Amgen on sales of cinacalcet HCl, royalty payments from Nycomed on sales of Preotact, milestone revenue from our collaborative agreements with Nycomed and product sales to Nycomed of Preotact. We have assigned the right to receive future royalties from Amgen for sales of cinacalcet HCl to a wholly owned subsidiary. The subsidiary has pledged the right to such royalties as security for the repayment of certain notes. As of December 31, 2007, there were approximately $260.7 million of these notes outstanding, including $100.0 million of Class B Notes issued in August 2007 and $6.2 million of additional notes issued as interest on the Class B Notes. The principal amount of the notes issued in August will continue to increase through the issuance of the additional notes in lieu of payment of cash interest until the initial class of notes is paid in full. Though the notes are non-recourse to us, if the Amgen royalties are not sufficient to repay the notes on a timely basis, or at all, then we may never receive additional cash flows from future royalty payments from Amgen on sales of cinacalcet HCl. In July 2007, we assigned our Preotact royalty interest to DRI. Under our agreement with DRI, the Preotact royalty interest will return to us only if DRI receives a certain sum of royalties based on Nycomed's net sales of Preotact. We are entirely dependent on Nycomed for sales of Preotact and we cannot assure you that DRI will receive royalties in an amount sufficient to cause the Preotact royalty interest to be returned to us. We have not generated any other revenue from product sales to date, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates and continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates.

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

The pharmaceutical and biotechnology industries are intensely competitive. We have competitors in both the U.S. and internationally including major multi-national pharmaceutical companies, chemical companies, biotech companies, universities and other research organizations. Many of our competitors have drug products that have already been approved or are in development, and operate large, well-funded research and development programs in these fields. Many of our competitors have substantially greater financial and management resources, superior intellectual property positions and greater manufacturing, marketing and sales capabilities, areas in which we have limited or no experience. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new or improved pharmaceutical products and obtaining required regulatory approvals. Consequently, our competitors may obtain FDA and other regulatory approvals for product candidates sooner and may be more successful in manufacturing and marketing their products than we or our collaborators, which could render our product candidates obsolete and non- non-competitive.

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

Our business is subject to extensive regulation by governmental authorities in the U.S. and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, our collaborators or we must demonstrate, among other things, with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, the approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. Our collaborators, the FDA or we may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory requirements vary widely from country to country, but, in general, are subject to all of the risks associated with U.S. approvals.

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

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2007	2006 (1)	2005	2004	2003
(in thousands, except per share amounts)	Restated (5)
Revenues:
Product sales	$20,310	$2,662	$-	$-	$-
Royalties	49,626	32,078	12,533	2,159	-
Milestones and license fees	16,312	13,762	292	12,078	9,919
Total revenues	86,248	48,502	12,825	14,237	9,919

Operating expenses:
Cost of goods sold	6,180	1,413	-	-	-
Cost of royalties	4,659	2,980	1,144	237	-
Cost of license fees	1,547	-	-	-	-
Research and development	38,723	68,411	117,445	143,099	118,173
Selling, general and administrative	26,998	52,177	48,635	34,351	20,337
Restructuring charges	13,386	8,179	-	-	-
Total operating expenses	91,493	133,160	167,224	177,687	138,510

Other operating (gains) losses:
Gain on sale of assets held for sale	(1,826)	-	-	-	-
Gain on sale of fixed assets	(6,384)	-	-	-	-
Gain on sale of assets (2)	(30,000)	-	-	-	-
Write-down of long-lived assets	-	8,297	-	-	-
Amortization of purchased intangibles	-	-	-	1,598	1,485
Merger costs and termination fees (3)	-	-	-	-	46,114
Total Other operating (gains) losses	(38,210)	8,297	-	1,598	47,599
Operating income (loss)	32,965	(92,955)	(154,399)	(165,048)	(176,190)
Other income (expense), net	(36,467)	(19,713)	(15,379)	(1,570)	3,265
Income (loss) before income tax expense (benefit)	(3,502)	(112,668)	(169,778)	(166,618)	(172,925)
Income tax expense (benefit)	780	-	(55)	1,633	(2,530)
Net loss	$(4,282)	$(112,668)	$(169,723)	$(168,251)	$(170,395)

Basic and diluted net loss per share (4)	$(0.09)	$(2.43)	$(4.14)	$(4.43)	$(4.71)

Basic and Diluted weighted average shares outstanding (4)	46,804	46,374	41,036	37,948	36,148

________________

(1)

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment, or SFAS No. 123R, using the modified prospective method. The adoption of SFAS No. 123R increased our operating loss, loss before income tax expense (benefit) and net loss for 2006 by $13.4 million and basic and diluted net loss per share by $0.29.

(2)	Amount relates to the sale of our mGluRs program to AstraZeneca. See note 3 to the consolidated financial statements for information concerning the AstraZeneca agreement.
(3)

Amount relates primarily to a June 2003 termination fee of $35.6 million relating to our proposed merger with Enzon Pharmaceuticals, Inc and a December 2003 fee of $4.3 million relating to the termination of our contract with the Government of Canada under its Technology Partnerships Canada program.

(4)	See note 1 to the consolidated financial statements for information concerning the computation of net income (loss) per share.
(5)	See note 2 to the consolidated financial statements for information concerning the restatement of the 2007 financial data.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
(in thousands)	Restated (1)

Cash, cash equivalents, and current
marketable investment securities	$133,331	$146,152	$258,967	$329,685	$303,874
Working capital	102,921	145,222	233,907	306,349	283,906
Total assets	231,853	224,740	331,052	397,485	327,508
Long-term portion of lease financing, notes payable
and other long-term liabilities	341,345	373,517	390,117	367,000	192,000
Accumulated deficit	(873,154)	(868,872)	(756,204)	(586,481)	(418,230)
Stockholders' equity (deficit)	(191,656)	(193,244)	(97,524)	(12,789)	112,785

(1)	See note 2 to the consolidated financial statements for information concerning the restatement of the 2007 financial data.
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Restatement of Consolidated Financial Statements

During the preparation of the financial results for the quarter ended March 31, 2008, the Company identified an error in the computation of the redemption premium interest expense, under the effective interest method, for the year ended December 31, 2007, associated with the Secured 8.0% Notes due on March 30, 2017 (Class A Notes). Accordingly, the Company has restated its Consolidated Balance Sheet as of December 31, 2007 to increase accrued interest expense related to the Class A Notes by $3.8 million. Additionally, the Company discovered an error in computing interest expense, under the effective interest method, related to the amortization of debt issuance costs, the correction of which increased debt issuance costs by $96,000. The tax impact on both entries resulted in a decrease of income taxes payable by $74,000. The Company has also restated its Consolidated Statement of Operations as of December 31, 2007 to increase interest expense related to the Class A notes by $3.8 million, decrease interest expense related to reduced amortization of debt issuance costs by $96,000 and decrease income tax expense for the tax effect of these entries by $74,000.

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 17, 2008, for the purpose of restating our audited consolidated financial statements and related notes as of and for the year ended December 31, 2007 contained in Item 8 of Part II.

See Notes 2, 11, 14 and 21 to the audited consolidated financial statements for further discussion of the restatement and related disclosures. All amounts included in this discussion and analysis reflect the effects of the restatement.

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

  Retired more than $191.0 million in convertible debt due in 2008

  Completed a Phase 3 clinical study of GATTEX for the treatment of SBS

  Secured an ex-North America partnership for GATTEX with Nycomed

  Enhanced our leadership team with several key appointments

We have incurred cumulative losses from inception through December 31, 2007 of approximately $873.2 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and commercial manufacturing for GATTEX and NPSP558 in the U.S.

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

The goal of our GATTEX development program is to obtain marketing approval from the FDA and assist Nycomed in obtaining marketing approvals from analogous international agencies. We will consider the project substantially complete if such marketing approvals are obtained even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before the requisite marketing approvals can be obtained, pivotal clinical trials must be completed with satisfactory results and marketing approvals must be submitted to applicable regulatory agencies. We are unable to estimate the costs to completion or the completion date for the GATTEX program because of the on-going work resulting from the results of our pivotal Phase 3 trial in adults with SBS, the early stage of the clinical trials for other indications such as gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease, the risks associated with the clinical trial process, including the risks that patient enrollment in the clinical trials may be slow, that we may repeat, revise or expand the scope of future trials or conduct additional clinical trials not presently planned to secure marketing approvals, and the additional risks identified herein. We cannot predict when material cash inflows from our GATTEX program will commence, if ever, because of the many risks and uncertainties relating to the results of our Phase 3 clinical trial with SBS patients, completion of clinical trials, receipt of marketing approval from the applicable regulatory agency, acceptance in the marketplace, and the availability of sufficient funds to complete development of the product. To date, we have not received any revenues from product sales of GATTEX. The risks and uncertainties associated with completing the development of GATTEX on schedule, or at all, include but are not limited to the following:

•	GATTEX may not be shown to be safe and efficacious in the pivotal and on-going clinical trials;
•	We may be unable to obtain regulatory approval of the drug on a timely basis, or at all;
•	We may be unable to secure adequate clinical and commercial supplies of GATTEX in order to complete preclinical studies, clinical trials and initiate commercial launch upon approval; and
•	We may not have adequate funds to complete the development of GATTEX.

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

The risks and uncertainties associated with completing the development of NSP558 on a timely basis, or at all, and successfully commercializing NSP558include but are not limited to the following:

•	We may be unable to obtain regulatory approval of the drug on a timely basis or at all;
•	We may be unable to secure adequate commercial supplies of NSP558 and the injection delivery device in order to initiate commercial launch when and if NSP558 is approved; and
•	We may not have adequate funds to complete the development and prepare for the commercial launch of NSP558 when and if approved.

A failure to obtain marketing approval for NSP558, secure adequate commercial supplies of NSP558, or secure adequate funds to complete development and prepare for commercial launch would likely have the following results on our operations, financial position and liquidity:

•	We would not earn any sales revenue from NSP558, which would increase the likelihood that we would need to obtain additional financing for our other development efforts;
•	Our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all; and
•	Our profitability would be delayed and our business and stock price may be adversely affected.

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

Years ended December 31, 2007 and 2006

Revenues. Substantially all our revenues relate to license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $86.2 million in 2007 compared to $48.5 million in 2006. We recognized revenue under our research and license agreements as follows:

•	Under our agreement with Amgen for Sensipar® in the U.S. and Mimpara® in Europe (cinacalcet HCl), we recognized revenue of $46.4 million in 2007 and $31.9 million in 2006;
•	Under our agreement with Nycomed for PREOTACT® (parathyroid hormone [rDNA origin] for injection), we recognized revenue of $30.1 million in 2007 and $3.1 million in 2006;

•	Under our agreement with Nycomed for GATTEX™ (teduglutide, recombinant GLP-2)), we recognized revenue of $7.3 million in 2007 and zero in 2006;
•	Under our agreement with Ortho-McNeil, we recognized revenue of zero in 2007 and $8.0 million in 2006;
•	Under our agreement with Kirin, we recognized revenue of $2.0 million in 2007 and $2.0 million in 2006; and
•	Under our agreement with GSK, we recognized revenue of zero in 2007 and $3.0 million in 2006.

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

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, pre- clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Historically, our research and development expenses also included costs for our employees who performed research activities. However, substantially all of our internal research functions were eliminated in connection with our restructuring initiatives. During 2007, we restructured our business to focus our clinical development on specialty indications with high unmet medical need. As a result of this restructuring, our research and development expenses decreased to $38.7 million for the year ended December 31, 2007 from $68.4 million for the year ended December 31, 2006. The reduction in research and development expenses primarily related to (i) a $22.0 million decrease in personnel-related costs primarily due to the 2007 and 2006 restructurings; (ii) a $3.9 million decrease in facilities costs due to the consolidation of our facilities to New Jersey, and (iii) a $3.7 million decline in expenses due to the discontinuation of research and other development activities that are no longer strategically aligned with our current business model; and (iv) other overall decreases in overhead. The declines in 2007 research and development expenses were partially offset by a $4.1 million increase in costs associated with advancing our clinical program for GATTEX for short bowel syndrome.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities, including the cost of our sales force through June 2006. Our selling, general and administrative expenses decreased to $27.0 million for the year ended December 31, 2007 from $52.2 million in 2006. The decrease in selling, general and administrative expenses was primarily due to (i) a $14.0 million decrease in personnel and related costs; (ii) a $9.9 million decline in costs due to the discontinuation of commercial activities associated with PREOS and the 2006 termination of our co- promotional activities for Kineret® and Restasis®; and (iii) $1.0 million decrease in other overall decreases in selling, general and administrative overhead, including facility costs, information technology and depreciation. The declines in selling, general and administrative expenses were attributable to the restructuring of our business during 2007.

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

Total Other Expense, Net. Our total other expense, net, increased to $36.5 million for the year ended December 31, 2007 from $19.7 million for the prior year. The increase in total other expense, net, is due primarily to a $11.8 million increase in interest expense, under the effective interest method, on debt agreements entered into in 2007 (including the class B notes ($6.5 million increase), the 5.75% convertible notes ($1.2 million increase) and, DRI Capital's purchase of our PREOTACT royalty, accounted for as debt, ($4.1 million). The increase was also attributable to a $4.2 million increase in interest expense, under the effective interest method, on the redemption premium associated with the Class A notes due to an increased forecast of sales of Sensipar, a $4.1 million other than temporary impairment charge related to certain ARS, a $970,000 loss on the extinguishment of lease financing obligations related to termination of the Salt Lake City building and $815,000 loss on foreign currency transactions. The increase was partially offset by a reduction in interest expense from our repayment of substantially all of our 3% convertible notes during the fourth quarter of 2007 ($1.5 million decrease), a reduction in interest expense on the Class A notes due to a $19.3 million principal payment in April 2007 ($666,000 decrease), increased interest income of $398,000 and a gain of $1.3 million on the extinguishment of our 3% convertible notes.

Income Taxes. Our income tax expense was $780,000 in 2007 related to United States Federal alternative minimum tax compared to zero in 2006.

As of December 31, 2007, we had a United States federal and state income tax net operating loss carryforward of approximately $227.3 million and $388.1 million, respectively, and a United States federal income tax research credit carryforward of approximately $7.0 million. We also had a Canadian federal and provincial income tax net operating loss carryforward of approximately $646.3 million and $664.4 million, respectively, a Canadian research pool carryforward of approximately $218.6 million and a Canadian investment tax credit carryforward of approximately $21.3 million. Our ability to utilize the United States operating loss and credit carryforwards against future taxable income will be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986.

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

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2007	December 31, 2006
	Restated (1)
Cash, cash equivalents,
and current marketable securities	$133,331	$146,152
Total assets	231,853	224,740
Current debt	24,992	19,044
Non-current debt	336,449	365,533
Stockholders' deficit	$(191,656)	$(193,244)

(1)	See note 2 to the consolidated financial statements for information concerning the restatement of the 2007 financial data.

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through December 31, 2007, we have recognized $247.4 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash and $555.2 million from the sale of secured debt and convertible debt for cash.

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

In August 2007, our wholly owned subsidiary, Cinacalcet Royalty Sub LLC, closed a private placement of $100.0 million of its Pharmaceutical Royalty Monetization AssetSM (PhaRMASM) Secured 15.5% Class B Notes due 2017, or Class B Notes. We received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes are secured by certain royalty and related rights under our agreement with Amgen and are non-recourse to NPS Pharmaceuticals, Inc. The only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes, as described in Note 11 to the consolidated financial statements in this report, are paid in full. Accrued interest on the Class B Notes was $6.2 million as of December 31, 2007. We incurred related debt issuance costs of $3.6 million, which were deferred and are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

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

Net cash provided by operating activities was $27.6 million in 2007 compared to cash used in operating activities of $103.9 million in 2006 and $161.4 million in 2005. The swing to net cash provided by operating activities resulted primarily from the difference of recording net loss of $4.3 million in 2007 as compared to a $112.7 million net loss in 2006 (a $108.4 million difference) which included a gain on the sale of assets of $30.0 million to AZ; a $18.7 million increase in deferred revenue primarily due to the agreement with Nycomed for GATTEX ($35.0 million, partially offset by the $7.3 million recognized in 2007), a $3.9 million decrease in operating assets due to lower accounts receivable in 2007 and a $13.7 million decrease in accounts payable and other current accrued expenses. The overall shift from a use of cash in operating activities during the year ended December 31, 2006 to cash provided by operating activities is due to the restructuring activities undertaken during 2006 and 2007. The decrease in cash used in operating activities during 2006 compared to 2005 is primarily a result of a decreased net loss during 2006. The net loss decreased $57.1 million in 2006 compared to 2005 due primarily to increased revenues recognized under license agreements and decreases in research and development expenses, offset by increased selling, general and administrative expenses and a write down of long-lived assets of $8.3 million. Additionally, we recorded greater non-cash compensation expense of $11.4 million in 2006 related to all equity awards.

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

The following represents our contractual obligations as of December 31, 2007 (in millions):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating Leases	$1.0	$0.4	$0.6	$-	$-
Purchase Commitments (1)	21.4	21.3	0.1	-	-
Convertible Notes Payable	50.6	0.6	-	-	50.0
Interest on Convertible Notes Payable	20.2	4.0	5.8	5.8	4.6
Secured Notes Payable (2)	310.8	24.3	84.1	157.0	45.4
Interest on Secured Notes Payable (2)	241.0	27.4	63.0	125.6	25.0
Capital Lease Obligation	0.2	0.1	0.1	-	-
Royalty payment obligation	$5.8	$1.0	$2.0	$2.0	$0.8

________________

(1)	Purchase obligations primarily represent commitments for services ($17.2 million), manufacturing agreements ($2.8 million) and other research and purchase commitments ($1.4 million).
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

Marketable Securities Risk. At December 31, 2007, included within our investment portfolio are investments in auction rate securities (ARS) with a fair value of $53.3 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market values of these ARS no longer approximates the principal value. As of December 2007, we have recorded an unrealized loss of $2.4 million in accumulated other comprehensive income for auction rate securities with declines in value deemed to be temporary. See Note 5 to the consolidated financial statements.

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

As discussed in Note 2, the Company's 2007 consolidated financial statements have been restated.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008, except for the fifth paragraph of Management's Report on Internal Control over Financial Reported (As Restated), as to which the date is May 19, 2008, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey
March 14, 2008, except for Note 2
as to which the date is May 19, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (As Restated) appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included in its assessment the following material weaknesses: an ineffective control environment, financial reporting risk assessment process, supervisory and monitoring activities, and policies and procedures with respect to share-based compensation, accrued liabilities, and interest expense. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 14, 2008, except for Note 2, as to which the date is May 19, 2008, that expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, NPS Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Princeton, New Jersey
March 14, 2008, except for the fifth paragraph of Management's Report on Internal Control over Financial Reporting (As Restated), as to which the date is May 19, 2008

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except share data)

	2007	2006
	Restated
Assets	(Note 2)
Current assets:
Cash and cash equivalents	$91,682	$36,244
Marketable investment securities	41,649	109,908
Restricted cash and cash equivalents	24,560	21,921
Accounts receivable	19,518	15,534
Inventory	-	363
Prepaid expenses	1,239	1,989
Assets held for sale, net of accumulated depreciation of zero and $2,988, respectively	-	2,327
Other current assets	6,437	1,403
Total current assets	185,085	189,689

Plant and equipment, net	309	19,849
Goodwill	11,088	9,333
Marketable investment securities	28,357	-
Debt issuance costs, net of accumulated amortization of $10,011 and $6,660, respectively	7,014	5,569
Other assets	-	300
	$231,853	$224,740

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,369	$2,057
Accrued expenses and other current liabilities	4,931	6,224
Accrued research and development expenses	5,128	2,020
Accrued severance expenses	-	2,516
Accrued interest expense	12,387	11,241
Accrued restructuring charges	2,337	607
Deferred revenue	29,020	758
Current installments of notes payable, lease financing
and capital lease obligations	24,992	19,044
Total current liabilities	82,164	44,467
Notes payable, less current portion	336,357	346,690
Capital lease and lease financing obligations, less current portion	92	18,843
Deferred revenue	-	5,045
Other liabilities	4,896	2,939
Total liabilities	423,509	417,984

Commitments and contingencies (notes 3, 9, 10, 11, 13, and 19)

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and outstanding
46,834,216 shares and 46,223,649 shares, respectively	47	46
Additional paid-in capital	683,955	677,474
Accumulated other comprehensive loss	(2,504)	(1,892)
Accumulated deficit	(873,154)	(868,872)
Total stockholders' deficit	(191,656)	(193,244)
	$231,853	$224,740

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2007, 2006, and 2005
(In thousands, except per share data)

	2007	2006	2005
	Restated
Revenues:	(Note 2)
Product sales	$20,310	$2,662	$-
Royalties	49,626	32,078	12,533
Milestones and license fees	16,312	13,762	292
Total revenues	86,248	48,502	12,825

Operating expenses:
Cost of goods sold	6,180	1,413	-
Cost of royalties	4,659	2,980	1,144
Cost of license fees	1,547	-	-
Research and development	38,723	68,411	117,445
Selling, general and administrative	26,998	52,177	48,635
Restructuring charges	13,386	8,179	-
Total operating expenses	91,493	133,160	167,224

Other operating (gains) losses:
Gain on sale of assets held for sale	(1,826)	-	-
Gain on sale of fixed assets	(6,384)	-	-
Gain on sale of assets	(30,000)	-	-
Write down of long-lived assets	-	8,297	-
Total other operating (gains) losses	(38,210)	8,297	-
Operating income (loss)	32,965	(92,955)	(154,399)
Other income (expense):
Interest income	9,518	9,120	8,639
Interest expense	(41,397)	(28,970)	(25,119)
Loss on marketable investment securities	(4,113)	(156)	(13)
Gain on extinguishment of debt	1,315	-	-
Loss on extinguishment of lease financing obilgation	(970)	-	-
Foreign currency transaction gain (loss)	(815)	170	904
Other	(5)	123	210
Total other expense, net	(36,467)	(19,713)	(15,379)
Income (loss) before income tax expense (benefit)	(3,502)	(112,668)	(169,778)
Income tax expense (benefit)	780	-	(55)
Net loss	$(4,282)	$(112,668)	$(169,723)

Basic and Diluted net loss per common and potential common share	$(0.09)	$(2.43)	$(4.14)

Weighted average common and potential common
shares outstanding—basic and diluted	46,804	46,374	41,036

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss
Years ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

						Accumulated	Accumulated	Total stock-
			Additional		Comprehensive	other	deficit,	holders' deficit
	Preferred	Common	paid-in	Deferred	loss, Restated	comprehensive	Restated	Restated
	stock	stock	capital	compensation	(Note 2)	loss	(Note 2)	(Note 2)
Balances, December 31, 2004	$-	$39	$578,268	$(2,527)		$(2,088)	$(586,481)	$(12,789)
Issuance of 7,000,000 shares of
common stock for cash (note 10)	-	7	78,646	-		-	-	78,653
Issuance of 132,173 shares of common
stock for cash under option plans	-	-	1,136	-		-	-	1,136
Issuance of 151,962 shares of
deferred stock for services	-	-	1,707	-		-	-	1,707
Issuance of 103,575 shares of common
stock for cash under employee
purchase plan	-	-	1,151	-		-	-	1,151
Compensation expense on stock
options and stock
appreciation rights	-	-	1,334	-		-	-	1,334
Deferred compensation, net of
current year expense	-	-	1,800	(593)		-	-	1,207
Gross unrealized losses on
marketable securities					$(572)
Reclassification for realized losses
on marketable securities					13
Net unrealized losses on marketable
investment securities	-	-	-	-	(559)	(559)	-	(559)
Foreign currency translation gain	-	-	-	-	359	359	-	359
Net loss	-	-	-	-	(169,723)	-	(169,723)	(169,723)
Comprehensive loss	-	-	-	-	$(169,923)	-	-	-

Balances, December 31, 2005	-	46	664,042	(3,120)		(2,288)	(756,204)	(97,524)
Issuance of 8,662 shares of common
stock for cash under option plans	-	-	73	-		-	-	73
Issuance of 37,703 shares of common
stock for deferred stock units	-	-	-	-		-	-	-
Issuance of 169,712 shares of common
stock for cash under employee
purchase plan	-	-	1,036	-		-	-	1,036
Reversal of deferred compensation
upon adoption of SFAS
123R (note 11)	-	-	(3,120)	3,120		-	-	-
Compensation expense on restricted
stock, deferred stock units and
restricted stock units	-	-	2,011	-		-	-	2,011
Compensation expense on stock
options and stock
appreciation rights	-	-	13,432	-		-	-	13,432
Gross unrealized gains on
marketable securities					$406
Reclassification for realized losses
on marketable securities					156
Net unrealized gains on marketable
investment securities	-	-	-	-	562	562	-	562
Foreign currency translation gain	-	-	-	-	(166)	(166)	-	(166)
Net loss	-	-	-	-	(112,668)	-	(112,668)	(112,668)
Comprehensive loss	-	-	-	-	$(112,272)	-	-	-

Balances, December 31, 2006	$-	$46	$677,474	$-		$(1,892)	$(868,872)	$(193,244)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss-(Continued)
Years ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

						Accumulated	Accumulated	Total stock-
			Additional		Comprehensive	other	deficit,	holders' deficit
	Preferred	Common	paid-in	Deferred	loss, Restated	comprehensive	Restated	Restated
	stock	stock	capital	compensation	(Note 2)	loss	(Note 2)	(Note 2)
Balances, December 31, 2006	$-	$46	$677,474	$-		$(1,892)	$(868,872)	$(193,244)
Issuance of 10,386 shares of common
stock for cash under option plans	-	-	52	-		-	-	52
Issuance of 247,347 shares of common
stock for deferred and restricted
stock units	-	1	-	-		-	-	1
Issuance of 229,733 shares of common
stock for services rendered		-	942					942
Issuance of 123,101 shares of common
stock for cash under employee
purchase plan	-	-	395	-		-	-	395
Compensation expense on restricted
stock, deferred stock units and
restricted stock units	-	-	1,509	-		-	-	1,509
Compensation expense on stock
options, stock appreciation rights
and employee stock purchase plan	-	-	3,583	-		-	-	3,583
Gross unrealized loss on
marketable securities					$(2,118)
Reclassification for realized losses
on marketable securities					49
Net unrealized losses on marketable
investment securities	-	-	-	-	(2,069)	(2,069)	-	(2,069)
Foreign currency translation gain	-	-	-	-	1,457	1,457	-	1,457
Net loss	-	-	-	-	(4,282)	-	(4,282)	(4,282)
Comprehensive loss	-	-	-	-	$(4,894)	-	-	-

Balances, December 31, 2007	$-	$47	$683,955	$-		$(2,504)	$(873,154)	$(191,656)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
	Restated
Cash flows from operating activities:	(Note 2)
Net loss	$(4,282)	$(112,668)	$(169,723)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,984	6,487	5,921
Realized gain on disposition of assets held for sale	(1,826)	-	-
(Gain) loss on sale of fixed assets	(6,384)	16	-
Interest expense on notes payable	9,179	-	-
Realized gain on extinguishment of debt and
lease financing obligation	(345)	-	-
Write down of long-lived assets	-	8,297	-
Realized loss on marketable investment securities	4,113	156	13
Bad debt expense	-	50	-
Compensation expense on deferred stock units, restricted stock units
and restricted stock	2,452	2,011	1,564
Compensation expense on stock options and stock appreciation rights	3,583	13,432	2,439
Decrease (increase) in operating assets:
Accounts receivable	(4,645)	(11,313)	(2,849)
Prepaid expenses, other current assets and other assets	(3,786)	(223)	58
Inventory	396	(374)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	587	(13,136)	(1,888)
Deferred revenue	22,581	3,902	2,115
Other liabilities	1,995	(549)	936
Net cash provided by (used in) operating activities	27,602	(103,912)	(161,414)

Cash flows from investing activities:
Sales and maturities of marketable investment securities	423,734	159,306	223,297
Purchases of marketable investment securities	(389,975)	(108,765)	(232,406)
Acquisitions of equipment and leasehold improvements	(160)	(1,302)	(13,359)
Proceeds from sale of assets held for sale	4,371	-	-
Proceeds from sale of fixed assets	24,662	11	-
Net cash provided by (used in) investing activities	62,632	49,250	(22,468)

Cash flows from financing activities:
Proceeds from lease financing obligations	-	-	19,000
Proceeds from issuance of notes payable	200,000	-	-
Principal payments on notes payable and lease financing obligation	(228,546)	(1,266)	-
Principal payments under lease financing obligations	-	(105)	(52)
Payment of debt issuance costs	(4,747)	(434)	(32)
Proceeds from issuance of common stock	448	1,109	80,940
Decrease (increase) in restricted cash and cash equivalents	(2,639)	(7,389)	4,905
Net cash (used in) provided by financing activities	(35,484)	(8,085)	104,761
Effect of exchange rate changes on cash	688	279	617
Net increase (decrease) in cash and cash equivalents	55,438	(62,468)	(78,504)
Cash and cash equivalents at beginning of year	36,244	98,712	177,216
Cash and cash equivalents at end of year	$91,682	$36,244	$98,712

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

In 2006 and 2007, the Company announced plans to restructure operations and in 2007 implemented a new business strategy to focus resources on developing GATTEX and NPSP558 for specialty indications with high unmet medical need. Previously, the Company's strategic priority was to obtain U.S. regulatory approval of PREOS® (parathyroid hormone 1-84 [rDNA origin] injection) for the treatment of osteoporosis. In connection with the implementation of its new plan, during 2007 the Company suspended or monetized programs within its product portfolio that were no longer deemed strategic and discontinued investment in discovery and early stage research. Since inception, the Company's principal activities have been performing research and development, raising capital and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise.

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

Total restricted cash and cash equivalent balances at December 31, 2007 and 2006 were $24.6 million and $21.9 million, respectively. The restricted amount at December 31, 2007 and 2006 consists of amounts for estimated redemption premiums, interest and principal on the Class A Notes (see Note 11), and is classified as current.

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

(2) Restatement of Consolidated Financial Statements

During the preparation of the financial results for the quarter ended March 31, 2008, the Company identified an error in the computation of the redemption premium interest expense, under the effective interest method, for the year ended December 31, 2007, associated with the Secured 8.0% Notes due on March 30, 2017 (Class A Notes). Accordingly, the Company has restated its Consolidated Balance Sheet as of December 31, 2007 to increase accrued interest expense related to the Class A Notes by $3.8 million. Additionally, the Company discovered an error in computing interest expense, under the effective interest method, related to the amortization of debt issuance costs, the correction of which increased debt issuance costs by $96,000. The tax impact on both entries resulted in a decrease of income taxes payable by $74,000. The Company has also restated its Consolidated Statement of Operations as of December 31, 2007 to increase interest expense related to the Class A notes by $3.8 million, decrease interest expense related to reduced amortization of debt issuance costs by $96,000 and decrease income tax expense for the tax effect of these entries by $74,000.

The following tables present the effects of all restatement adjustments on the consolidated financial statements reconciling the "as previously reported" data to the "as restated" data for the Consolidated Balance Sheet as of December 31, 2007, and the Consolidated Statement of Operations for the year ended December 31, 2007.
	December 31, 2007
	As Previously
Consolidated Balance Sheets	Reported	As Restated

Debt issuance costs, net	$6,918	$7,014
Total assets	231,757	231,853
Accrued expenses and other current liabilities	5,005	4,931
Accrued interest expense	8,592	12,387
Total current liabilities	78,443	82,164
Total liabilities	419,788	423,509
Accumulated deficit	(869,529)	(873,154)
Total stockholders' deficit	(188,031)	(191,656)
Total liabilities and stockholders' deficit	$231,757	$231,853

	Year ended December 31, 2007
	As Previously
Consolidated Statement of Operations	Reported	As Restated

Interest expense	$(37,698)	$(41,397)
Total other expense, net	(32,768)	(36,467)
Income (loss) before income tax expense (benefit)	197	(3,502)
Income tax expense (benefit)	854	780
Net loss	(657)	(4,282)
Net loss per share	$(0.01)	$(0.09)

The restatement did not impact the amounts presented in the 2007 Consolidated Statements of Cash Flows as net cash flows from operating, investing or financing activities, although it did impact certain components of cash flows from operating activities. The restatement of the consolidated financial statements also affected footnotes 11, 14 and 21.

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

(4) Income (loss) Per Common Share

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

(5) Marketable Investment Securities

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

(6) Inventory

Inventory consists of material purchased and manufactured subsequent to the April 2006 approval of PREOTACT in the European Union (EU). Costs associated with inventory production that were incurred prior to EU approval of PREOTACT have been previously expensed as research and development expense, creating an initial FIFO inventory layer with a carrying value of zero. The Company does not have any inventory as of December 31, 2007 because the Company sold its entire inventory on hand to Nycomed pursuant to the July 2007 license agreement with Nycomed (see Note 3(f)) which provided for the assumption by Nycomed of the Company's manufacturing and supply obligations to Nycomed.

The following table summarizes the Company's inventory as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Work-in process	$-	$300
Raw materials and supplies	-	63
Total inventory	$-	$363

(7) Plant and Equipment

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

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase its 93,000 square foot laboratory and office building located in Salt Lake City, UT, for $20.0 million. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the year ended December 31, 2007 on such extinguishment.

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

(8) Goodwill

The cost of acquired companies in excess of the fair value of the net assets and purchased intangible assets at acquisition date was recorded as goodwill. As of December 31, 2007 and 2006 the Company had goodwill of $11.1 million and $9.3 million from the acquisition of Allelix in December 1999. As a result of the annual impairment test performed by management at year-end, it was noted that fair value exceeded the carrying value of the reporting unit. The change in goodwill in the current year is due to the change in foreign currency exchange rates.

(9) Leases

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

(10) Restructuring Charges

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

(11) Long-term Debt Obligations

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

In August 2007 the Company repurchased $20.2 million par value of outstanding 3% Convertible Notes in the open market at a price of $19.5 million plus accrued interest. Additionally, in October 2007, the Company closed a tender offer in which $171.2 million of the 3.0% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. These 3% Convertible Notes were subsequently retired during the year ended December 31, 2007. As of December 31, 2007, the Company had $598,000 of the 3% Convertible Notes outstanding. The repurchase and subsequent retirement of the 3% Convertible Notes is considered an early extinguishment of debt. The amount paid to repurchase the 3% Convertible Notes was less than the carrying value of the 3% Convertible Notes. Accordingly, the Company recorded a gain of $1.3 million, which is net of the write-off of $823,000 of deferred financing costs, during the year ended December 31, 2007 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (APB No. 26).

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient revenue available for such principal payment. As of December 31, 2007, the outstanding principal balance on the Class A Notes was $154.5 million. In connection with the issuance of the Class A Notes, the Company was required to place $14.2 million of the Class A Notes proceeds into a restricted cash reserve account to pay any shortfall of interest payments through December 30, 2006. All remaining amounts of this $14.2 million were used to repay principal in March 2007. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of December 31, 2007, the Company classified $24.3 million of the Class A Notes as current based on royalty payments accrued during the year ended December 31, 2007 plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. Accrued interest on the Class A Notes was approximately $8.8 million as of December 31, 2007 which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 24.8%.

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

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. PIK Notes were issued on September 30, 2007 and December 31, 2007 in the amount of $2.3 million and $3.9 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

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

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase from BioMed Realty its 93,000 square foot laboratory and office building for $20.0 million. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the year ended December 31, 2007 on such extinguishment. See Note 7

(d) Contractual maturities of long-term debt obligations

The aggregate contractual maturities of long-term debt obligations, including estimated maturities of the Secured Notes, due subsequent to December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	$24,992
2009	36,316
2010	47,912
2011	101,015
2012	54,923
Thereafter	96,283
Total long-term debt obligations	$361,441
(12) Capital Stock

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

(13) Share-Based Compensation Plans

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

 Prior to January 1, 2006, the Company employed the footnote disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 123 encouraged entities to adopt a fair-value- based method of accounting for stock options or similar equity instruments. However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to continue to apply the provisions APB Opinion No. 25, under which no compensation cost was recognized when the exercise price of the option equaled the market price of the stock on the date of grant. The Company used the straight-line method of amortization for stock-based compensation. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's consolidated net loss and net loss per share for the year ended December 31, 2005 would have been increased to the following pro forma amounts (in thousands, except per share amounts):

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected life of the option.

•	The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the option.

Years ended December 31,
	2007	2006
Dividend yield range	—	—
Expected volatility range	58.5% — 62.4%	51.4% — 64.9%
Risk-free interest rate range	4.3% — 5.0%	4.4% — 5.1%
Expected term (in years)	3.2 — 4.1	3.2 — 4.1

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

(14) Income Taxes

The Company has recorded income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 of $780,000, zero and $(55,000), respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income tax expense (benefit) as a result of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
	Restated
Computed "expected" tax expense	$(1,191)	$(38,307)	$(57,724)
Expiration of tax attributes	6,025	2,726	2,249
Foreign tax rate differential	(812)	967	(1,176)
Change in the valuation allowance for deferred tax assets
attributable to operations and other adjustments	(48,407)	17,327	53,483
Adjustment to deferred tax assets for changes in foreign taxes,
laws and rates	38,478	13,321	6,014
U.S. and foreign credits	-	(431)	(2,686)
State income taxes, net of federal tax effect	2,083	(421)	(1,634)
Foreign R&D wage tax credits (recoverable) payable	-	-	(55)
Equity based compensation expense	58	1,039	335
Other	4,546	3,779	1,139
	$780	$-	$(55)

The Company recorded income tax expense of $780,000 during the year ended December 31, 2007 for U.S. alternative minimum tax. The Company recorded income tax benefit of $55,000 during the year ended December 31, 2005 for refundable income tax credits relating to research and development activities in the province of Quebec.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
	Restated
Domestic	$34,806	$(15,927)	$(50,617)
Foreign	(38,308)	(96,741)	(119,161)
Total loss before taxes	$(3,502)	$(112,668)	$(169,778)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are presented below (in thousands):

	2007		2006
	Domestic	Foreign	Domestic	Foreign
	Restated
Deferred tax assets:
Stock compensation expense	$5,362	$-	$3,684	$-
Accrued compensation	69	-	186	-
Equipment and leasehold improvements, principally due
to differences in depreciation and write down of assets	(40)	-	2,006	3,258
Other accrued expenses	45	-	281	-
Intangible assets	-	5,039	-	5,627
Research and development pool carryforward	-	63,389	-	65,922
Net operating loss carryforward	82,211	189,966	95,505	182,459
Research credit carryforward	7,021	-	8,106	-
Minimum tax credit	780	-	-	-
Capital loss carryfroward	1,915	-	-	-
Investment tax credit carryforward	-	18,080	-	18,124
State credits	-	-	257	-
Deferred royalty income	-	16,207	-	-
Other	-	210	58	-
Total gross deferred tax assets	97,363	292,891	110,083	275,390
Less valuation allowance	(97,363)	(292,891)	(110,083)	(275,390)
Deferred tax assets	-	-	-	-
Deferred tax liabilities	-	-	-	-
Net deferred tax asset (liability)	$-	$-	$-	$-

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated as follows: 1) To the extent that the Allelix acquired net deferred tax assets are recognized, the tax benefit will be applied to reduce any remaining unamortized goodwill. At December 31, 2007, the remaining unamortized goodwill equaled $11.1 million. 2) Tax benefits in excess of the acquired goodwill related to the acquisition will be reported as a reduction of income tax expense. The valuation allowance includes the benefit for stock option exercises which increased the domestic net operating loss carryforwards. Future reductions to the domestic valuation allowance will be allocated $87.5 million to operations and $9.9 million to paid-in capital.

The net change in the Company's total valuation allowance for the years ended December 31, 2007, 2006, and 2005 was an increase of $4.8 million, $23.0 million and $59.9 million, respectively. The Company has a cumulative loss for the previous three years and projects losses into the future. Accordingly, as of December 31, 2007, the Company believes that it is not more likely than not that results of future operations will generate sufficient income to realize any of our gross deferred tax assets and has recorded a 100% valuation allowance.

At December 31, 2007, the Company had domestic and foreign net operating loss and credit carryforwards available to offset future income for tax purposes approximately as follows (in thousands):

	Domestic net operating loss carryforward for regular income	Domestic research credit carry-	Canadian net operating loss carryforward for regular income tax purposes		Canadian research pool carry-	Canadian investment tax credit carry-
	tax purposes	forward	Federal	Provincial	forward	forward
	Restated
Expiring:
2008	$-	$334	$63,523	$68,463		$293
2009	-	317	97,569	101,586		-
2010	-	166	129,284	132,631		1,950
2011	-	360	-	-		3,015
2012	-	846	-	-		2,853
2013	-	-	-	-		3,662
2014	-	-	154,409	157,194		3,743
2015	-	-	109,309	109,600		3,041
2016	-	-	-	-		-
2017	-	-	-	-		-
2018	2,858	1,035	-	-		-
2019	18,695	989	-	-		-
2020	16,136	722	-	-		-
2021	3,951	240	-	-		-
2022	16,083	363	-	-		-
2023	66,194	296	-	-		-
2024	34,616	412	-	-		-
2025	60,688	511	-	-		-
2026	8,107	430	92,239	94,922		1,707
2027	-	-	-	-		1,007
Total	$227,328	$7,021	$646,333	$664,396	$218,581	$21,271

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

(15) Employee Benefit Plan

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

(16) Disclosure about the Fair Value of Financial Instruments

The carrying value for certain short-term financial instruments that mature or reprice frequently at market rates approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, accounts payable, and accrued and other liabilities. The fair values of marketable investment securities are based on quoted market prices at the reporting date or other methods as more fully described in Note 11. The fair value of the Company's Convertible Notes are estimated to be approximately $586,000 and $169.9 million as of December 31, 2007 and 2006 respectively for the outstanding 3% convertible notes and $51.5 million as of December 31, 2007 for the 5.75% convertible notes. The fair value of the Company's Secured Notes was estimated to be $156.0 million and $198.0 million as of December 31, 2007 and 2006, respectively for the Class A Notes and $106.2 million as of December 31, 2007 for the Class B Notes. The Company does not invest in derivatives.

(17) Recent Accounting Pronouncements

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

(18) Commitments and Contingencies

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

(19) Legal Proceedings

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

(20) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities:
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

(21) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
				Restated
(in thousands, except per share amounts)				(Note 2)
2007
Revenues	$9,991	$13,115	$29,161	$33,981
Operating income (loss)	(15,937)	(9,200)	21,412	36,690
Net income (loss)	(21,144)	(14,807)	14,089	17,580
Basic income (loss) per common share	$(0.45)	$(0.32)	$0.30	$0.37
Diluted income (loss) per common and potential common share	$(0.45)	$(0.32)	$0.28	$0.32

2006
Revenues	$6,083	$8,282	$10,071	$24,066
Operating loss	(34,477)	(35,001)	(14,663)	(8,798)
Net loss	(38,329)	(39,275)	(21,079)	(13,985)
Basic and diluted loss per common and potential common share	$(0.83)	$(0.85)	$(0.45)	$(0.30)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

ITEM 9A.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures (As Restated)

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

On May 5, 2008, the Company determined that it needed to restate its previously issued 2007 consolidated financial statements. Management has considered the impact of the restatement (as described in footnote 2 to the consolidated financial statements) on its original disclosure controls and procedures conclusion and has determined that the interest expense errors giving rise to the restatement arose from the previously disclosed material weaknesses and that modification of the original disclosure (as provided in the preceding three paragraphs) is not necessary.

(b) Management's Report on Internal Control over Financial Reporting. (As Restated)

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that at December 31, 2007, it maintained an insufficient number of personnel with an appropriate level of GAAP knowledge and experience commensurate with its financial reporting requirements. This resulted in management determining that its control environment was ineffective. Additionally, management has determined that it did not maintain risk assessment procedures that were adequate to effectively identify and analyze risks to the achievement of financial reporting objectives for individual financial statement accounts and ensure that appropriate control activities are implemented on a timely basis. Furthermore, the insufficient number of personnel resulted in supervisory and monitoring activities inadequate to ensure that deficiencies in the operation of controls are detected on a timely basis. These material weaknesses contributed to material weaknesses related to ineffective policies and procedures with respect to the Company's accounting for share-based compensation, accrued liabilities, and interest expense and resulted in errors in the Company's preliminary 2007 consolidated financial statements.

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by COSO.

On May 5, 2008, the Company determined that it needed to restate its previously issued 2007 consolidated financial statements. In connection with the restatement, we determined that the errors in interest expense (as described in Note 2 to the consolidated financial statements) that resulted in the restatement were the result of the aforementioned material weaknesses in our internal control over financial reporting. These material weaknesses were identified in the assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, included in our original Management's Report on Internal Control over Financial Reporting included in the previously filed Annual Report on Form 10-K for the year ended December 31, 2007.

KPMG LLP, our independent registered public accounting firm, that audited the financial statement included in this annual report has issued an audit report on our internal control over financial reporting in which they expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears on page 60 of this report.

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

•

We are actively recruiting for finance and accounting personnel with an appropriate level of GAAP accounting knowledge and experience and will provide requisite GAAP and SEC training to personnel responsible for our financial statement preparation, and

•	We will supplement existing resources with consultants where needed, including former employees where possible.
ITEM 9B.	Other Information.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

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

4.4B	Second Supplemental Indenture dated October 20, 2006 to the Indenture(23)

4.4C	Third Supplemental Indenture dated July 9, 2007 to the Indenture(23)

4.4D	Fourth Supplemental Indenture dated August 1, 2007 to the Indenture(23)

4.4E	Fifth Supplemental Indenture dated August 7, 2007 to the Indenture(23)

10.1A	1994 Employee Stock Purchase Plan and Form of Offering Document (1)

10.1B	1994 Employee Stock Purchase Plan as amended December 1996, and Form of Offering Document (6)

10.1C	1994 Employee Stock Purchase Plan, as amended December 2002 (11)

10.1D	1994 Employee Stock Purchase Plan, as amended June 2003 (14)

10.1E	1994 Employee Stock Purchase Plan, as amended May 2005 (18)

10.2A	1998 Stock Option Plan (28)

10.2B	1998 Stock Option Plan, as amended December 2002 (11)

10.2C	1998 Stock Option Plan, as amended June 2003 (14)

10.2D	1998 Stock Option Plan (reflects all amendments by the Board of Directors through December 2007)(29)

10.3	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.4A	Severance Pay Plan (11)

10.4B

Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (14)

10.5A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.5B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (8)

10.5C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.5D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (9)

10.5E	Amendment Agreement between the Registrant and GlaxoSmithKline, dated September 26, 1997 (9)

10.5F	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (9)

10.5G	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (11)

10.5H	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (11)

10.5I	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (11)

10.5J	Amendment Agreement dated December 14, 2006 between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline(24)

10.6A	Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993 (1)

10.6B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women's Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc. (11)

10.6C	Amendment to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., effective February 7, 1996 (10)

10.6D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women's Hospital, Inc., effective February 18, 1999 (11)

10.7	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (10)

10.8	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (8)

10.9	Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of May 17, 2001 (12)

10.10	Addendum to Manufacturing Agreement between NPS Allelix Corp. and SynCo Bio Partners B.V., effective as of October 26, 2001 (12)

10.11	Lease Agreement between Registrant and University of Utah, effective December 10, 2003 (14)

10.12	Lease Agreement between MaRS Discovery District and Registrant, dated April 12, 2004 (15)

10.13A	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (15)*

10.13B	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (15)*

10.13C	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Nycomed Danmark ApS*(27)

10.14	Compensation Agreement (17)

10.15A	2005 Omnibus Incentive Plan, as amended on December 28, 2007(29)

10.15B	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (20)

10.16A	Non-Employee Director Deferred Compensation Program (19)

10.16B	Form of Deferred Stock Unit Award Agreement (19)

10.17	Employment Agreement with N. Anthony Coles, M.D. (21)

10.18A	Agreement of Purchase and sale between Registrant and Biomed Realty, L.P. dated December 20, 2005 (21)

10.18B	Lease Agreement between Registrant and BMR-383 Colorow Drive, LLC dated December 22, 2005 (21)

10.18C	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Pharmaceuticals, Inc. and BMR-383 Colorow Drive LLC (25)

10.19	Separation Agreement dated May 11, 2006 by and between NPS Pharmaceuticals and Hunter Jackson (22)

10.20	Separation Agreement dated November 10, 2006 by and between NPS Pharmaceuticals and Edward Nemeth(24)

10.21	Separation Agreement dated July 31, 2007 by and between NPS Pharmaceuticals, Inc. and Gregory M. Torre(29)

10.22	Agreement of Purchase and Sale, dated May 9, 2007, between NPS Allelix Corp. and Transglobe Property Management Services Ltd. in Trust(25)

10.23	Sublease Agreement, dated June 19, 2007, between NPS Pharmaceuticals, Inc. and Celanese Americas Corporation(26)

10.24	Purchase and Sale Agreement, dated June 29, 2007, by and between NPS Pharmaceuticals, Inc. and the University of Utah.(26)

10.25A

Securities Purchase Agreement dated as of August 7, 2007 among NPS Pharmaceuticals, Inc. (the "Issuer") and Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP, Visium Long Bias Offshore Fund, Ltd. and Atlas Master Fund (collectively, the "Investors")(23)

10.25B	Form of Note issued pursuant to the Securities Purchase Agreement referred to in Exhibit 10.25A above(23)

10.25C	Registration Rights Agreement dated as of August 7, 2007 among the Issuer and the Investors(23)

10.26	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and DRI*(27)

10.27	Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GmbH*(27)

10.28	Amendment Agreement to the Distribution and License Agreement, dated September 24, 2007, among NPS Pharmaceuticals, Inc., NPS Allelix Corp. and Nycomed GMBH*(27)

10.29	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc.*(27)

10.30	Asset Purchase Agreement, dated October 9, 2007, between Astrazeneca AB and NPS Pharmaceuticals, Inc.(29)

10.31	Separation Agreement dated December 7, 2007 by and between NPS Pharmaceuticals, Inc. and Val R. Antczak(29)

10.32	Separation Agreement dated November 19, 2007 by and between NPS Pharmaceuticals, Inc. and Gerard J. Michel(29)

10.33A	Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH*(29)

10.33B	Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH*(29)

10.33C	Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH*(29)

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges PDF provided as courtesy

21.1	List of Subsidiaries(29)

23.1	Consent of Independent Registered Public Accounting Firm PDF provided as courtesy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 PDF provided as courtesy

_______________

(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed on January 21, 1994 (SEC File No. 333-74318).
(2)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 filed on September 6, 2000 (SEC File No. 333-45274, Film No. 717603).
(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272, Film No. 96683282).
(4)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A12G/A (SEC File No. 000-23272, Film No. 1826478, filing date December 31, 2001).
(5)	Incorporated herein by reference to the Registrant's Registration Statement on Form 8-A/A (SEC File No. 000-23272, Film No. 03575669, filing date February 21, 2003).
(6)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).
(7)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).
(8)	Incorporated herein by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 29, 1996.
(9)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272, Film No. 98513828).
(10)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(11)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272, Film No. 03612691, filing date March 21, 2003).
(12)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 (SEC File No. 000-23272, Film No. 03739737, filing date June 11, 2003).
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

(28)	Incorporated herein by reference to the Registrant's Definitive Proxy Statement (SEC File No. 000-23272, Film No. 98590984, filing date April 9, 1998).

(29)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272, Film No. 08691123, filing date March 17, 2008).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 19, 2008	By:	/s/ FRANCOIS NADER Francois Nader President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2008	By:	/s/ LUKE M. BESHAR Luke M. Beshar Chief Financial Officer (Principal Financial and Accounting Officer)