Form 10-Q
period 2008-03-31
NPS PHARMACEUTICALS INC
filed 2008-05-19
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-23272

NPS PHARMACEUTICALS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Hills Drive, Bedminster, New Jersey	07921
(Address of Principal Executive Offices)	(Zip Code)

(908) 450-5300
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 13, 2008
Common Stock $.001 par value	47,202,630

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$111,428	$91,682
Marketable investment securities	11,444	41,649
Restricted cash and cash equivalents	-	24,560
Accounts receivable	15,566	19,518
Prepaid expenses	430	1,239
Other current assets	4,085	6,437
Total current assets	142,953	185,085

Equipment, net	273	309
Goodwill	10,641	11,088
Marketable investment securities	26,196	28,357
Debt issuance costs, net	6,495	7,014
	$186,558	$231,853

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,043	$28,152
Deferred revenue	18,196	29,020
Current installments of notes payable and capital lease obligations	8,891	24,992
Total current liabilities	46,130	82,164
Notes payable and capital lease obligations, less current portion	332,209	336,449
Other liabilities	7,511	4,896
Total liabilities	385,850	423,509

Commitments and contingencies (notes 7, 8, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 47,195,599 shares and 46,834,216 shares, respectively	47	47
Additional paid-in capital	687,444	683,955
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable investment securities	123	(2,395)
Foreign currency translation losses	(659)	(109)
Accumulated deficit	(886,247)	(873,154)
Total stockholders' deficit	(199,292)	(191,656)
	$186,558	$231,853

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Royalties	$12,698	$8,795
Product sales	1,684	1,127
Milestones and license fees	10,798	69
Total revenues	25,180	9,991

Operating expenses:
Cost of royalties	1,373	1,047
Cost of goods sold	1,350	952
Cost of license fees	1,920	-
Research and development	6,437	10,245
General and administrative	9,294	6,570
Restructuring (credits) charges	(282)	7,114
Total operating expenses	20,092	25,928
Operating income (loss)	5,088	(15,937)
Other income (expense):
Interest income	1,846	1,970
Interest expense	(16,945)	(7,144)
Loss on impairment of marketable investment securities	(3,502)	-
Foreign currency transaction gain (loss)	280	(33)
Other	140	-
Total other expense, net	(18,181)	(5,207)
Income (loss) before income tax expense (benefit)	(13,093)	(21,144)
Income tax expense (benefit)	-	-
Net loss	$(13,093)	$(21,144)

Net loss per common and potential common share
Basic and diluted	$(0.28)	$(0.45)

Weighted average common and potential common shares outstanding
Basic and diluted	47,447	46,625

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,093)	$(21,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	568
Realized loss on disposition of fixed assets	-	3
Realized loss on impairment of marketable investment securities	3,502	-
Non-cash interest expense	6,409	641
Compensation expense on share based awards	3,490	1,289
Decrease in operating assets:
Accounts receivable	1,934	5,570
Prepaid expenses, other current assets and other assets	3,135	1,506
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,817)	(6,700)
Deferred revenue	(10,793)	883
Other liabilities	2,635	60
Net cash used in operating activities	(11,566)	(17,324)

Cash flows from investing activities:
Sales of marketable investment securities	33,216	45,716
Maturities of marketable investment securities	4,000	10,500
Purchases of marketable investment securities	(5,811)	(45,991)
Acquisitions of fixed assets	-	(20)
Proceeds from sale of fixed assets	-	24
Net cash provided by investing activities	31,405	10,229

Cash flows from financing activities:
Principal payments on notes payable and capital lease	(24,458)	(19,282)
Proceeds from issuance of common stock	-	353
Decrease in restricted cash and cash equivalents	24,560	21,919
Net cash provided by financing activities	102	2,990

Effect of exchange rate changes on cash	(195)	18

Net increase (decrease) in cash and cash equivalents	19,746	(4,087)
Cash and cash equivalents at beginning of period	91,682	36,244
Cash and cash equivalents at end of period	$111,428	$32,157

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,381	$15,423
Cash paid for income taxes	900	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Change in unrealized gains (losses) on marketable investment securities	(984)	123
Debt issued in lieu of interest	4,117	-
Royalties transferred in lieu of interest	1,814	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2008.

These condensed consolidated financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" sections of this Quarterly Report and the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2007, included in the Company's 2007 Annual Report on Form 10-K/A filed with the SEC.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Loss Per Common Share

Basic net income (loss) per common share is the amount of income (loss) for the period applicable to the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income for the period applicable to each share of common stock outstanding during the reporting period and to weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

Potential common shares of approximately 14.2 million during the three months ended March 31, 2008, and 11.8 million during the three months ended March 31, 2007, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debentures were approximately 9.2 million and 5.2 million common shares for the three months ended March 31, 2008 and 2007, respectively. Additionally potential dilutive common shares related to stock options, stock appreciation rights, and restricted stock units were 5.0 million and 6.6 million common shares, for the three months ended March 31, 2008 and 2007, respectively.

(3) Operating Segments

The Company is engaged in the development and commercialization of pharmaceutical products, and in its current state of development, considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company's subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $10.6 million and $11.1 million, respectively, as of March 31, 2008 and December 31, 2007. The Company recognized non-United States revenue of $14.5 million and $1.6 million, respectively, during the three months ended March 31, 2008 and 2007. Substantially all of the Company's revenues for the three months ended March 31, 2008 and 2007 were from two licensees of the Company. As of March 31, 2008 and December 31, 2007, the majority of the Company's accounts receivable balances were from two licensees.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid until there is a successful auction for them and therefore, the Company has classified ARS (except Sold ARS - see below) to non-current assets as of March 31, 2008 and December 31, 2007.

In March 2008, the Company agreed to sell certain of its ARS, or the Sold ARS, to one of the Company's investment advisors for $26.0 million. The fair value as of December 31, 2007 and the principal value of the Sold ARS were $24.9 million and $30.1 million, respectively. During the fourth quarter 2007, the Company recognized an other-than-temporary loss of $4.1 million on the Sold ARS in the Statement of Operations and $1.1 million was recorded as an unrealized loss on the Sold ARS in Accumulated Other Comprehensive Loss at December 31, 2007.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS held as of March 31, 2008 have experienced an other-than-temporary decline in fair value and has recorded an impairment charge of $3.5 million during the three months ended March 31, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further. All of the ARS held as of March 31, 2008 were AAA rated and none were backed by sub-prime mortgages.

(5) Fair Value Measurement

The Company adopted Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's financial statements.

Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, ("SFAS No. 159") entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.

The Company has marketable investment securities that must be measured under SFAS No. 157. The Company does not have non- financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2-Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3-Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of March 31, 2008 (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Commercial paper	$68,751	$-	$-	$68,751
Equity Securities	-	-	-	-
Corporate debt	3,108	-	-	3,108
U.S. government agency debt	40,521	-	-	40,521
Auction rate securities	-	-	26,196	26,196

Total assets at fair value	$112,380	$-	$26,196	$138,576

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

Fair Value
Measurement of Assets
Using Level 3 Inputs

Beginning balance at January 1, 2008	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	(3,454)
Included in other comprehensive income	650
Transfers in (out) of Level 3	1,750
Sales	(26,036)
Ending balance at March 31, 2008	$26,196
Gains (losses) for the 2008 first quarter included in
earnings attributable to change in unrealized gains
or losses (including other-than-temporary impairment)
relating to assets still held at the reporting date	$3,454

The estimated value of the Company's ARS at March 31, 2008, was $26.2 million, which reflects $3.5 million less than the principal value of $29.7 million. In estimating the fair value of its ARS, the Company has used the fair values determined by its investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

(6) Comprehensive Loss

The components of the Company's comprehensive loss are as follows, in thousands:

	Three Months Ended
	March 31,
	2008	2007
Other comprehensive income (loss):
Gross unrealized (loss) gain on marketable investment securities
during the period	$(984)	$123
Reclassification for recognized loss on marketable investment
securities during the period	3,502	-
Net unrealized (loss) gain on marketable investment securities	2,518	123
Foreign currency translation (loss) gain	(550)	35
Net loss	(13,093)	(21,144)
Comprehensive loss	$(11,125)	$(20,986)

(7) Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Convertible notes	$50,598	$50,598
Secured notes	290,364	310,697
Capital lease	138	146
Total borrowings	341,100	361,441
Less current position	8,891	24,992
Total long-term debt obligations	$332,209	$336,449

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $717,000 and $1.2 million at March 31, 2008 and December 31, 2007, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if a fundamental change, as defined, at any time prior to the maturity of the 5.75% Convertible Notes, then the holder shall have the right, at the holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 6.0%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resale of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to covenants to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of March 31, 2008 or December 31, 2007.

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (3% Convertible Notes). The Company received net proceeds from the 3% Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The 3% Convertible Notes accrue interest at an annual rate of 3.0% payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2003. Accrued interest on the 3% Convertible Notes was approximately $5,000 and $0 as of March 31, 2008 and December 31, 2007, respectively. The holders may convert all or a portion of the 3% Convertible Notes into common stock at any time on or before June 15, 2008. The 3% Convertible Notes are convertible into common stock at a conversion price of $36.59 per share, subject to adjustment in certain events. The 3% Convertible Notes are unsecured senior debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after June 20, 2006, the Company may redeem any or all of the 3% Convertible Notes at redemption prices of 100% of their principal amount, plus accrued and unpaid interest through the day preceding the redemption date. Upon the occurrence of a "fundamental change," as defined in the indenture governing the 3% Convertible Notes, holders of the 3% Convertible Notes may require the Company to redeem all or a part of the 3% Convertible Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any. The Company has filed a registration statement with the United States Securities and Exchange Commission covering the resale of the 3% Convertible Notes and common stock issuable upon conversion of the 3% Convertible Notes. The Company incurred debt issuance costs of $6.1 million, which have been deferred and are being amortized over a five-year period. The effective interest rate on the 3% Convertible Notes, including debt issuance costs, is 3.6%.

In August 2007, the Company repurchased $20.2 million par value of outstanding 3% Convertible Notes in the open market at a price of $19.5 million plus accrued interest. Additionally, in October 2007, the Company closed a tender offer in which $171.2 million of the 3.0% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. These 3% Convertible Notes were subsequently retired during the year ended December 31, 2007. The Company also wrote-off $823,000 of deferred financing costs associated with the repurchase of these notes during the year ended December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had $598,000 of the 3% Convertible Notes outstanding.

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen with respect to Sensipar. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non- recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of March 31, 2008 and December 31, 2007, the outstanding principal balance on the Class A Notes was $130.0 million and $154.5 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of March 31, 2008 and December 31, 2007, the Company classified $8.2 million and $24.3 million, respectively, of the Class A Notes as current installments of notes payable based on royalty payments accrued during the three months ended March 31, 2008 and year ended December 31, 2007, respectively, plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. The estimated life is based on projections of royalties earned from Sensipar sales. Accrued interest on the Class A Notes was approximately $4.8 million and $8.8 million as of March 31, 2008 and December 31, 2007, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 24.8%.

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of PREOTACT under its license agreement with Nycomed. Under this agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain PREOTACT sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company determined that it should classify the initial up-front purchase price as debt and amortize it using the "effective interest rate" method over an estimated life of 11 years. The estimated life is based on projections of royalties earned from PREOTACT sales. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of PREOTACT by Nycomed. The liability recorded related to the DRI transaction was $50.0 million as of March 31, 2008 and December 31, 2007, Accrued interest under the DRI agreement was $3.6 million and $2.5 million as of March 31, 2008 and December 31, 2007, respectively. The effective interest rate under the agreement, including debt issuance costs, is approximately 17.8%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. PIK Notes were issued on March 31, 2008 and December 31, 2007 in the amount of $4.1 million and $3.9 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. As of March 31, 2008 and December 31, 2007, the outstanding principal balance on the Class B Notes, including the PIK Notes, was $110.4 million and $106.2 million respectively. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

(8) Restructuring Charges

In March 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company closed its facilities in Toronto, Canada and Salt Lake City, Utah. These steps were part of the Company's strategy to transition to an organization that will rely primarily on outsourcing research, development activities and manufacturing operations, as well as other functions critical to its business. The Company believes this approach enhances its ability to focus on late stage product opportunities, preserve cash, allocate resources rapidly to different projects and reallocate internal resources more effectively.

The charges related to the 2007 Restructuring Plan during the three months ended March 31, 2008 and 2007 were a credit of $282,000 and a charge of $7.1 million, respectively. The credit during the three months ended March 31, 2008 relates primarily to a reversal of previously accrued severance for employees the Company has retained who had previously been expected to be terminated and had earned their severance and had no further service obligations. The charge during the three months ended March 31, 2007 was comprised of $6.4 million in severance related cash expenses, $435,000 for accelerated vesting of options under existing employee severance agreements and retirement plan and $269,000 for accelerated vesting of restricted stock units under employee retention plans. Associated severance payments were substantially paid by March 31, 2008 for severed US employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges through March 31, 2008 related to the 2007 Restructuring Plan were $12.6 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be approximately $13.0 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31,				March 31,
	2007	Charges	Cash	Non-Cash	2008
2006 Restructuring Plan:
Severance	$7	$-	$(7)	$-	$-

2007 Restructuring Plan:
Severance	2,330	(282)	(479)	(683)	886
	$2,337	$(282)	$(486)	$(683)	$886

(9) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards the adjustment related to the FIN 48 liability would not expect to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and State) and Canada as of March 31, 2008 and December 31, 2007. Also, due to the Company's net operating loss carryforwards, the Company does not believe any of its unrecognized tax benefits would have an impact on the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of March 31, 2008, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2002. The statute of limitations for income tax audits in the US remains open for the tax years ended on or after December 31, 2002.

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

(11) Legal Proceedings

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated there under, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of

PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of our NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 19, 2007, the defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion, and it is currently pending before the court. Although defendants believe the motion should be denied, no assurances can be given in this regard. If lead plaintiff's motion for class certification is granted, the parties will continue to engage in the discovery process and prepare for trial.

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

Defendants filed a motion to dismiss the lawsuit, which the Court granted by order dated July 8, 2007, without prejudice with leave to file an Amended Complaint. In the order, the Court also granted plaintiff leave to propound a books and records inspection demand under Utah law and to amend his shareholder derivative complaint. Plaintiff served a books and records inspection demand, in response to which NPS produced the requested documents. On December 14, 2007, defendants filed a motion to stay the lawsuit pending resolution of the securities class action and similar shareholder derivative lawsuits filed in U.S. District Court for the District of Utah, which are described below. Plaintiff has opposed defendants' motion to stay, which is currently pending before the court. If the court does not grant defendants' motion to stay, plaintiff will be permitted to file an amended shareholder derivative complaint.

Three additional shareholder derivative suits are pending against certain of our present and former officers and directors in the U.S. District Court for the District of Utah. These lawsuits are titled Wagner v. Tombros, et al. (filed July 24, 2007), Alvarez v. Jackson, et al. (filed August 17, 2007), and Sutton v. Tombros, et al. (filed November 14, 2007). These lawsuits also allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. In addition, the Sutton complaint alleges that the defendants made false and misleading statements concerning GATTEX™ (teduglutide), and because of these statements, the defendants breached their fiduciary duties. All three lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. If entered by the Court, the Stipulation would consolidate these three suits into one action, and plaintiffs would be required to file a consolidated complaint no later than June 30, 2008. Defendants' response to such consolidated complaint would be due no later than August 14, 2008.

The Company intends to vigorously defend against all the purported shareholder derivative actions, which the Company believes are without merit and were brought in the name of the corporation in violation of controlling law. The Company maintains insurance for actions of this nature, which it believes is adequate.

 No reserve has been established in the financial statements for any of the legal proceedings described above as the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on operating results for that period, on the Company's balance sheet or both.

(12) Recent Accounting Pronouncements

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EIFT 07-01. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008, and is to be applied using a modified retrospective method to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any, the adoption of EITF 07-1 will have on its consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities. EITF Issue No. 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. The Company adopted EITF Issue No. 07-3 on January 1, 2008, which is to be applied prospectively for new contractual agreements entered into after that date. The adoption of EITF Issue No. 07-3 did not have a material effect on the Company's consolidated financial statements.

(13) Departure of Chief Executive Officer

Dr. N. Anthony Coles, the Company's former president, chief executive officer and a director of the Company departed the Company effective March 17, 2008. Pursuant to Dr. Coles' employment agreement, the Company recognized approximately $3.3 million of expenses associated with his departure, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of the condensed consolidated financial statements, financial condition and results of operations of NPS in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes included in our filings with the SEC, including our 2007 Annual Report on Form 10-K/A.

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2007 entitled "Risk Factors" which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

Our Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under "Investor Relations-SEC Filings," as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.npsp.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company engaged in the development of specialty therapeutics to treat gastrointestinal and endocrine disorders with high unmet medical need. Our lead clinical programs involve two proprietary proteins to restore or replace biological function, GATTEX (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). GATTEX is an analog of GLP-2, a protein involved in the regeneration of the intestinal lining, and is in Phase 3 clinical development for intestinal failure associated with short bowel syndrome (SBS). SBS affects patients who have had 50% or more of their small intestine removed. We are also evaluating its role in treating other gastrointestinal conditions associated with intestinal failure, specifically gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease. NPSP558 is in Phase 2 clinical testing as a hormone therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. We have historically developed NPSP558 for osteoporosis under the brand name PREOS®. In addition to our proprietary clinical portfolio, we have a number of royalty-based clinical and commercial stage programs.

We have incurred cumulative losses from inception through March 31, 2008 of approximately $886.2 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and commercial manufacturing for GATTEX and NPSP558 in the U.S.

Results of Operations

Three Months Ended March 31, 2008 and 2007

The following table summarizes selected operating statement data for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Royalties	$12,698	$8,795
Product sales	1,684	1,127
Milestones and license fees	10,798	69
Total revenues	$25,180	$9,991

Operating expenses:
Cost of royalties	$1,373	$1,047
% of royalties	11%	12%
Cost of goods sold	$1,350	$952
% of product sales	80%	84%
Cost of license fees	$1,920	$-
% of milestones and license fees	18%	-%
Research and development	$6,437	$10,245
% of total revenue	26%	103%
General and administrative	$9,294	$6,570
% of total revenue	37%	66%
Restructuring (credits) charges	$(282)	$7,114

Revenues. Substantially all our revenues have come from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $25.2 million for the quarter ended March 31, 2008 compared to $10.0 million for the quarter ended March 31, 2007. We recognized revenue under our research and license agreements during the three months ended March 31, 2008 and 2007, primarily as follows:

  Under our agreement with Amgen, we recognized revenue of $10.7 million and $8.3 million;
  Under our agreement with Nycomed, we recognized revenue of $14.3 million and $1.6 million; and
  Under our agreement with Kirin Pharma, we recognized revenue of $206,000 and zero.

The increase in royalty revenue earned from Amgen is due to sales growth of cinacalcet HCl since launching in March 2004. Amgen pays cinacalcet HCl royalties directly to a wholly owned subsidiary of NPS and the royalties secure non-recourse debt that was issued in August 2007 and December 2004. During the three months ended March 31, 2008, we recognized GATTEX license fee revenue of $9.5 million and PREOTACT® product sales revenue of $1.7 million, royalty revenue of $1.8 million and milestone and licensing fees of $1.3 million from Nycomed. During the three months ended March 31, 2007, we recognized PREOTACT® product sales revenue of $1.1 million, royalty revenue of $356,000 and milestone and license fees of $69,000 from Nycomed.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.4 million and $1.0 million, respectively, during the three months ended March 31, 2008 and 2007. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen and the launch of Regpara in Japan by Kirin Pharma.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of PREOTACT® in the EU, for product sales to Nycomed. Prior to the approval of PREOTACT® in the EU, we expensed the costs associated with inventory as research and development expense, creating an initial (FIFO) inventory layer with a carrying value of zero. We recorded cost of goods sold of $1.4 million and $952,000, respectively, during the three months ended March 31, 2008 and 2007. The increase in cost of goods sold is due to increased sales to Nycomed in the quarter versus the comparative period in 2007.

Cost of License Fees. Our cost of license fees relate to fees owed to a third party upon the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $1.9 million during the three months ended March 31, 2008. Under the third party licensing agreement, we made a cash payment of approximately $6.6 million related to the Nycomed GATTEX agreement. The balance of the license fee payment cost has been deferred at March 31, 2008 and is estimated to be recognized as expense in 2008.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, pre-clinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Historically, our research and development expenses also included costs for our employees who performed research activities. However, substantially all of our internal research functions were eliminated in connection with our restructuring initiatives. During 2007, we restructured our business to focus our clinical development on specialty indications with high unmet medical need. As a result of this restructuring, our research and development expenses decreased to $6.4 million for the three months ended March 31, 2008 from $10.2 million for the three months ended March 31, 2007. The reduction in research and development expenses primarily related to (i) a $3.1 million decrease in personnel and related costs primarily due to the 2007 and 2006 restructurings; (ii) a $360,000 decline in expenses due to the discontinuation of research and other development activities that are no longer strategically aligned with our current business model; and (iii) other overall decreases in overhead costs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities. Our general and administrative expenses increased to $9.3 million for the three months ended March 31, 2008 from $6.6 million for the comparative period in 2007. The increase in general and administrative expenses was primarily due to approximately $3.3 million of expenses associated with the departure of our former chief executive officer, pursuant to his employment agreement, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards. The increase was partially offset by lower information technology, facility and corporate development costs from the restructuring actions described above.

Restructuring (Credits) Charges. Our restructuring charges relate to our initiatives to restructure operations as announced March 14, 2007 and June 12, 2006. In connection with our restructuring initiatives, we reduced our worldwide workforce, including employees and contractors, eliminated all commercial sales and related field-based activities, terminated certain collaboration agreements, and closed and sold facilities located outside of New Jersey. The reductions in workforce involved all functional disciplines, including selling, general and administrative employees as well as research and development personnel. Restructuring charges for the three months ended March 31, 2008 and 2007 were a credit of $282,000 and a charge of $7.1 million, respectively. The credit during the three months ended March 31, 2008 relates primarily to the reversal of previously accrued severance for certain employees who had previously been expected to be terminated and had earned their severance and had no further service obligations, but who we later retained. Restructuring charges during the three months ended March 31, 2007, were primarily comprised of employee termination benefits.

Total Other Expense, Net. Our total other expense, net, increased to $18.2 million for the three months ended March 31, 2008 from $5.2 million for the comparable period in 2007. The increase in total other expense, net, is due primarily to a $7.4 million increase in interest expense on debt agreements entered into in the second half of 2007 including the Class B notes ($4.3 million increase), the 5.75% convertible notes ($739,000 increase) and DRI Capital's purchase of our PREOTACT royalty, accounted for as debt ($2.4 million). The increase is also attributable to an increase in the effective interest rate of our Class A Notes due to an increased sales forecast of Sensipar which increases our redemption premium in future periods which was partially offset by the effect of a $19.3 million principal payment in April 2007 (net $4.7 million increase). The increase is also due to a $3.5 million impairment charge related to an other-than-temporarily decline in fair value of our ARS. The increase was partially offset by a reduction in interest expense on our 3% convertible notes that were substantially repaid during the fourth quarter of 2007 ($1.7 million decrease). The increase was also partially offset by a reduction in interest expense on our Salt Lake City building which was sold during the second quarter of 2007 ($487,000 decrease).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	March 31,	December 31,
	2008	2007
Cash, cash equivalents, and marketable securities	$122,872	$133,331
Total assets	186,558	231,853
Current debt	8,891	24,992
Non-current debt	332,209	336,449
Stockholders' deficit	$(199,292)	$(191,656)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of March 31, 2008, we have recognized $272.6 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash, and $555.2 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $122.9 million at March 31, 2008. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are illiquid until there is a successful auction for them and therefore, we have classified ARS (except "the Sold ARS" - see below) to non-current assets as of March 31, 2008 and December 31, 2007.

The estimated value of our ARS holdings at March 31, 2008, was $26.2 million, which reflects $3.5 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values determined by our investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of March 31, 2008 have experienced an other-than-temporarily decline in fair value and have recorded a corresponding impairment charge of $3.5 million during the three months ended March 31, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further. All of the ARS investments held as of March 31, 2008 were AAA rated and none were backed by sub-prime mortgages.

The following table summarizes our cash flow activity for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash used in operating activities	$(11,566)	$(17,324)
Net cash provided by investing activities	$31,405	$10,229
Net cash provided by financing activities	$102	$2,990

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2008 compared to $17.3 million for the three months ended March 31, 2007. The net cash used in operating activities during the three months ended March 31, 2008 compared to the same period in the prior year is primarily a result of a decreased net loss in the three months ended March 31, 2008, compared with the same period in the prior year. The net loss decreased $8.1 million during the first quarter of 2008 compared to the first quarter of 2007 due primarily to increased recognition of deferred license fees, for which no cash was received in the first quarter of 2008, and decreases in research and development expenses and restructuring charges, offset by increases in cost of license fees, general and administrative expenses and interest expense.

Net cash provided by investing activities was $31.4 million during the three months ended March 31, 2008 compared to $10.2 million during the three months ended March 31, 2007. Net cash provided by investing activities during the three months ended March 31, 2008 and 2007 was primarily the result of the sale and maturity of marketable investment securities.

Net cash provided by financing activities was $102,000 during three months ended March 31, 2008 compared to $3.0 million during the three months ended March 31, 2007. Cash provided in financing activities during the three months ended March 31, 2008 and 2007 primarily relates to $24.6 million and $21.9 million, respectively, decrease in our restricted cash balances related to our Class A notes. This was partially offset by principal payments of $24.5 million and $19.3 million, respectively, on our Class A Notes and capital lease obligation. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan of approximately $353,000 during the three months ended March 31, 2007.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2008, we have a total commitment of up to $520,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on GATTEX net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources excluding long-term marketable investment securities, including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates, GATTEX and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise substantial additional funds to support our product development and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies and Estimates

For a discussion our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Form 10-K/A.

Recent Accounting Pronouncements

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF Issue No. 07-1 applies to the entire collaborative agreement. This EITF Issue No. 07-01 is effective for fiscal years beginning after December 15, 2008, and is to be applied using a modified retrospective method to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact, if any, the adoption of EITF Issue No. 07-1 will have on our consolidated financial position, results of operations and cash flows.

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities, or EITF 07-3. EITF 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. The Company adopted EITF 07-3 on January 1, 2008, which is to be applied prospectively for new contractual agreements entered into after that date. The adoption of EITF 07-3 did not have a material effect on the Company's consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We typically invest in highly liquid, investment- grade securities and money market funds of various issues, types and maturities (see Marketable Securities Risk below). These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit. Our 3.0 % Convertible Notes in the principal amount of $598,000 due June 15, 2008, our 5.75% Convertible Notes in the principal amount of $50.0 million due August 7, 2014, our 8.0% Class A Notes in the principal amount of $130.0 million and our 15.5% Class B Notes in the principal amount of $110.4 million each have a fixed interest rate. The fair value of the convertible notes are affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the secured notes are affected by changes in the interest rates and by expected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At March 31, 2008, included within our investment portfolio are investments in ARS with a fair value of $26.2 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates the principal value. Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of March 31, 2008 have experienced an other-than-temporary decline in fair value and have recorded a corresponding impairment charge of $3.5 million during the three months ended March 31, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further. See Note 4 to the condensed consolidated financial statements.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the March 31, 2008 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting, described below, that existed at December 31, 2007 and continue to exist at March 31, 2008.

As described in Item 9A of our Annual Report on form 10-K/A for the year ended December 31, 2007, management determined that at December 31, 2007, it maintained an insufficient number of personnel with an appropriate level of GAAP knowledge and experience commensurate with its financial reporting requirements. This resulted in management determining that its control environment was ineffective. Additionally, management has determined that it did not maintain risk assessment procedures that were adequate to effectively identify and analyze risks to the achievement of financial reporting objectives for individual financial statement accounts and ensure that appropriate control activities are implemented on a timely basis. Furthermore, the insufficient number of personnel resulted in supervisory and monitoring activities inadequate to ensure that deficiencies in the operation of controls are detected on a timely basis. These material weaknesses contributed to material weaknesses related to ineffective policies and procedures with respect to the Company's accounting for share-based compensation, accrued liabilities and interest expense.

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation Effort of Material Weakness in Internal Control over Financial Reporting. Subsequent to the completion of our evaluation on March 14, 2008, of the effectiveness of internal control over financial reporting as of December 31, 2007, we have commenced efforts to address the material weaknesses in our internal control over financial reporting as described above. Elements of our remediation plan are expected to be accomplished over time. We are remediating our material weaknesses by taking actions, including but not limited to, the following:

  We are actively recruiting for finance and accounting personnel with an appropriate level of GAAP account knowledge and experience and will provide requisite GAAP and SEC training to personnel responsible for our financial statement preparation;
  We are supplementing existing resources with consultants where needed, including former employees where possible; and
  We are in the process of engaging a third party to perform a comprehensive risk assessment and evaluation of our internal control over financial reporting processes.

  The Audit Committee is monitoring our implementation of our remediation measures.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the United States District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. Information with respect to this legal proceeding is contained in Item 3 of Part I, Legal Proceedings, of our Annual Report on Form 10-K/A for the year-ended December 31, 2007. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this legal proceeding.

Derivative Actions.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of our present and former officers and directors. Information with respect to this proceeding is contained in Item 3 of Part I, Legal Proceedings, of our Annual Report on Form 10-K/A for the year-ended December 31, 2007. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to this legal proceeding.

Three additional shareholder derivative lawsuits are pending against certain officers, directors, and former directors of NPS in the United States District Court for the District of Utah. These lawsuits are titled: Wagner v. Tombros, et. al, filed July 24, 2007; Worrest v. Tombros, et. al, filed August 2, 2007; and Alvarez v. Jackson, et. al, filed August 17, 2007. Information with respect to these proceedings is contained in Item 3 of Part I, Legal Proceedings, of our Annual Report on Form 10-K/A for the year-ended December 31, 2007. On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. If entered by the Court, the Stipulation would consolidate these three suits into one action, and plaintiffs would be required to file a consolidated complaint no later than June 30, 2008. Defendants' response to such consolidated complaint would be due no later than August 14, 2008.

We believe the claims in these additional derivative actions are without merit and intend to vigorously defend against these actions. We maintain insurance for actions of this nature, which we believe is adequate.

  No reserve has been established in the financial statements for any of the legal proceedings described above as the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on operating results for that period, on our balance sheet or both.

 Item 1A.     Risk Factors

        There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K/A for the year ended December 31, 2007.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document

10.1	Employment Agreement with Francois Nader
10.2	First Amendment to Restrictive Covenant Agreement with Francois Nader
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 19, 2008	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2008	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Employment Agreement with Francois Nader PDF
10.2	First Amendment to Restrictive Covenant Agreement with Francois Nader PDF
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF