Form 10-Q
period 2008-06-30
NPS PHARMACEUTICALS INC
filed 2008-08-08
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at August 4, 2008
Common Stock $.001 par value	47,227,375

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$102,755	$91,682
Marketable investment securities	9,755	41,649
Restricted cash and cash equivalents	8,169	24,560
Accounts receivable	17,788	19,518
Prepaid expenses	1,761	1,239
Other current assets	4,674	6,437
Total current assets	144,902	185,085

Equipment, net	238	309
Goodwill	10,768	11,088
Marketable investment securities	25,790	28,357
Debt issuance costs, net	6,050	7,014
	$187,748	$231,853

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$23,362	$28,152
Deferred revenue	8,730	29,020
Current installments of notes payable and capital lease obligations	17,478	24,992
Total current liabilities	49,570	82,164
Notes payable and capital lease obligations, less current portion	327,291	336,449
Other liabilities	8,049	4,896
Total liabilities	384,910	423,509

Commitments and contingencies (notes 7, 8, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 47,216,812 shares and 46,834,216 shares, respectively	47	47
Additional paid-in capital	688,095	683,955
Accumulated other comprehensive loss:
Net unrealized gain (loss) on marketable investment securities	118	(2,395)
Foreign currency translation losses	(378)	(109)
Accumulated deficit	(885,044)	(873,154)
Total stockholders' deficit	(197,162)	(191,656)
	$187,748	$231,853

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Royalties	$17,493	$11,467	$30,191	$20,261
Product sales	-	1,454	1,684	2,582
Milestones and license fees	9,466	194	20,264	263
Total revenues	26,959	13,115	52,139	23,106

Operating expenses:
Cost of royalties	1,612	1,088	2,985	2,135
Cost of goods sold	-	1,100	1,350	2,052
Cost of license fees	1,919	-	3,839	-
Research and development	3,829	12,476	10,266	22,721
General and administrative	3,283	5,353	12,577	11,923
Restructuring (credits) charges	(18)	4,124	(300)	11,238
Gain on sale of assets held for sale	-	(1,826)	-	(1,826)
Total operating expenses	10,625	22,315	30,717	48,243
Operating income (loss)	16,334	(9,200)	21,422	(25,137)
Other income (expense):
Interest income	975	1,502	2,821	3,472
Interest expense	(15,671)	(6,454)	(32,616)	(13,598)
Loss on extinguishment of lease financing obligation	-	(970)	-	(970)
Loss on impairment of marketable investment securities	(456)	-	(3,909)	-
Foreign currency transaction (loss) gain	(148)	316	132	283
Other	72	(1)	163	(1)
Total other expense, net	(15,228)	(5,607)	(33,409)	(10,814)
Income (loss) before income tax expense (benefit)	1,106	(14,807)	(11,987)	(35,951)
Income tax benefit	(97)	-	(97)	-
Net income (loss)	$1,203	$(14,807)	$(11,890)	$(35,951)

Net income (loss) per common and potential common share
Basic	$0.03	$(0.32)	$(0.25)	$(0.77)
Diluted	$0.03	$(0.32)	$(0.25)	$(0.77)

Weighted average common and potential common
shares outstanding:
Basic	47,670	46,719	47,559	46,672
Diluted	47,744	46,719	47,559	46,672

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,890)	$(35,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	1,131
Realized loss on disposition of equipment	-	(51)
Realized gain on disposition of assets held for sale	-	(1,826)
Realized loss on extinguishment of lease financing obligation	-	970
Recognized loss on impairment of marketable investment securities	3,909	-
Realized loss (gain) on sale of marketable investment securities	52	(1)
Non-cash interest expense	13,382	1,253
Compensation expense on share based awards	4,111	2,725
(Increase) decrease in operating assets:
Accounts receivable	(2,481)	2,871
Prepaid expenses, other current assets and other assets	1,219	160
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,528)	(6,911)
Deferred revenue	(20,256)	775
Other liabilities	3,157	1,190
Net cash used in operating activities	(13,292)	(33,665)

Cash flows from investing activities:
Sales of marketable investment securities	33,354	101,322
Maturities of marketable investment securities	14,250	21,621
Purchases of marketable investment securities	(14,552)	(74,289)
Acquisitions of fixed assets	-	(42)
Proceeds from sale of assets held for sale	-	4,372
Proceeds from sale of fixed assets	-	235
Net cash provided by investing activities	33,052	53,219

Cash flows from financing activities:
Principal payments on notes payable and capital lease	(25,065)	(39,282)
Proceeds from issuance of common stock	30	353
Decrease in restricted cash and cash equivalents	16,391	13,454
Net cash used in financing activities	(8,644)	(25,475)

Effect of exchange rate changes on cash	(43)	(249)

Net increase (decrease) in cash and cash equivalents	11,073	(6,170)
Cash and cash equivalents at beginning of period	91,682	36,244
Cash and cash equivalents at end of period	$102,755	$30,074

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,707	$18,619
Cash paid for income taxes	900	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Change in unrealized gains (losses) on marketable investment securities	(1,448)	123
Debt issued in lieu of interest	8,394	-
Royalties transferred in lieu of interest	4,040	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2008.

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

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Income (Loss) Per Common Share

Three Months Ended
June 30, 2008
EPS Numerator - Basic:
Net income	$1,203
EPS Denominator - Basic:
Weighted-average number of shares of common
stock outstanding	47,670
EPS Numerator - Diluted:
Net income	$1,203
EPS Denominator - Diluted:
Weighted-average number of shares of common
stock outstanding	47,670
Effect of dilutive securities:
Stock options	1
Restricted stock units	73
Dilutive potential common shares	74
Weighted-average common shares and dilutive
potential common shares	47,744
Basic net income per common share	$0.03
Diluted net income per common share	$0.03

Basic net income (loss) per common share is the amount of income (loss) for the period applicable to the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense applicable to each share of common stock outstanding during the reporting period and to weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

Potential common shares of approximately 14.0 million and 14.2 million during the three and six months ended June 30, 2008, respectively, and 10.9 million and 11.8 million during the three and six months ended June 30, 2007, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debentures were approximately 9.2 million common shares for both the three and six months ended June 30, 2008 and 5.2 million common shares for both the three and six months ended June 30, 2007. Additionally, potential dilutive common shares related to stock options, stock appreciation rights, and restricted stock units were 4.8 million and 5.0 million common shares, for the three and six months ended June 30, 2008, respectively, and 5.7 million shares, for the three and six months ended June 30, 2007.

(3) Operating Segments

The Company is engaged in the development of pharmaceutical products and currently considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company's subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $10.8 million and $11.1 million, as of June 30, 2008 and December 31, 2007, respectively. The Company recognized non-United States revenue of $12.1 million and $2.3 million, respectively, during the three months ended June 30, 2008 and 2007 and the Company recognized non-United States revenue of $26.6 million and $3.9 million, during the six months ended June 30, 2008 and 2007, respectively. Substantially all of the Company's revenues for the three and six months ended June 30, 2008 and 2007 were from two licensees of the Company. As of June 30, 2008 and December 31, 2007, the majority of the Company's accounts receivable balances were from three licensees.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction-rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid and will be until there is a successful auction for them and therefore, the Company has classified ARS (except Sold ARS - see below) as non-current assets as of June 30, 2008 and December 31, 2007.

In March 2008, the Company agreed to sell certain of its ARS, or the Sold ARS, to one of the Company's investment advisors for $26.0 million. The fair value and the principal value of the Sold ARS as of December 31, 2007 were $24.9 million and $30.1 million, respectively. During the fourth quarter 2007, the Company recognized an other-than-temporary loss of $4.1 million on the Sold ARS in the Statement of Operations and $1.1 million was recorded as an unrealized loss on the Sold ARS in Accumulated Other Comprehensive Loss at December 31, 2007.

Due to the severity of the decline in fair value, as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS have experienced an other-than-temporary decline in fair value. Accordingly, the Company has recorded an impairment charge of $456,000 and $3.9 million during the three and six months ended June 30, 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further.

(5) Fair Value Measurement

The Company adopted Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2- Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3- Inputs are unobservable and reflect the Company's assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of June 30, 2008 (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2008
Commercial paper	$47,569	$-	$-	$47,569
Equity securities	-	-	-	-
Corporate debt	3,061	-	-	3,061
U.S. government agency debt	41,920	-	-	41,920
Auction rate securities	-	-	25,790	25,790

Total assets at fair value	$92,550	$-	$25,790	$118,340

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

Fair Value
Measurement of Assets
Using Level 3 Inputs

Beginning balance at January 1, 2008	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	(3,909)
Included in other comprehensive income	699
Transfers in (out) of Level 3	1,750
Sales	(26,036)
Ending balance at June 30, 2008	$25,790
Losses for the 2008 first half included in
earnings attributable to change in unrealized gains
or losses (including other-than-temporary impairment)
relating to assets still held at the reporting date	$3,909

The estimated value of the Company's ARS at June 30, 2008, was $25.8 million, which reflects $3.9 million less than the principal value of $29.7 million. In estimating the fair value of its ARS, the Company has used the fair values determined by its investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

(6) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other comprehensive income (loss):
Gross unrealized (loss) gain on marketable
investment securities during
the period	$(464)	$-	$(1,448)	$123
Reclassification for recognized loss (gain)
on marketable investment securities
during the period	459	(1)	3,961	(1)
Net unrealized (loss) gain on
marketable investment securities	(5)	(1)	2,513	122
Foreign currency translation (loss) gain	281	(28)	(269)	7
Net income (loss)	1,203	(14,807)	(11,890)	(35,951)
Comprehensive income (loss)	$1,479	$(14,836)	$(9,646)	$(35,822)

(7) Long-term Debt Obligations

The following table reflects the carrying value of our long-term debt obligations under our various financing arrangements as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Convertible notes	$50,000	$50,598
Secured notes	294,641	310,697
Capital lease	128	146
Total borrowings	344,769	361,441
Less current position	17,478	24,992
Total long-term debt obligations	$327,291	$336,449

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $717,000 and $1.2 million at June 30, 2008 and December 31, 2007, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if a fundamental change, as defined, occurs at any time prior to the maturity of the 5.75% Convertible Notes, then the holder shall have the right, at the holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 6.0%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resale of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to covenants to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of June 30, 2008 or December 31, 2007.

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (3% Convertible Notes). The Company received net proceeds from the 3% Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. The Company had $598,000 of the

3% Convertible Notes outstanding as of December 31, 2007. In accordance with the terms of the notes, the remaining outstanding balance was paid as of June 30, 2008.

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen with respect to Sensipar. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non- recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of June 30, 2008 and December 31, 2007, the outstanding principal balance on the Class A Notes was $130.0 million and $154.5 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of June 30, 2008 and December 31, 2007, the Company classified $17.4 million and $24.3 million, respectively, of the Class A Notes as current installments of notes payable based on royalty payments accrued during the six months ended June 30, 2008 and year ended December 31, 2007, respectively, plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the effective interest-rate method. The estimated life is based on projections of royalties to be earned from Sensipar sales. Accrued interest on the Class A Notes was approximately $10.0 million and $8.8 million as of June 30, 2008 and December 31, 2007, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the effective interest-rate method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 24.8%. The fair value of the Class A Notes was estimated to be $143.0 million and $156.0 million as of June 30, 2008 and December 31, 2007, respectively.

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact® under its license agreement with Nycomed. Under this agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain Preotact sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company determined that it should classify the initial up-front purchase price as debt and amortize it using the effective interest rate method over an estimated life of 11 years. The estimated life is based on projections of royalties earned from Preotact sales. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The liability recorded related to the DRI transaction was $50.0 million as of June 30, 2008 and December 31, 2007, accrued interest under the DRI agreement was $4.2 million and $2.5 million as of June 30, 2008 and December 31, 2007, respectively. The effective interest rate under the agreement, including debt issuance costs, is approximately 18.1%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. Outstanding PIK Notes as of June 30, 2008 and December 31, 2007 were $14.6 million and $6.2 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the effective interest-rate method. As of June 30, 2008 and December 31, 2007, the outstanding principal balance on the Class B Notes, including the PIK Notes, was $114.6 million and $106.2 million respectively. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

(c) Lease Financing Obligation

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase its 93,000 square foot laboratory and office building located in Salt Lake City, UT, for $20.0 million and subsequently sold it in the third quarter of 2007. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the three and six months ended June 30, 2007 on such extinguishment.

(8) Restructuring Charges

In March 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company closed its facilities in Toronto, Canada and Salt Lake City, Utah.

The net charges related to the 2007 Restructuring Plan during the three months ended June 30, 2008 and 2007 were a credit of $18,000 and a charge of $3.6 million, respectively and a credit of $300,000 and a charge of $10.7 million for the six months ended June 30, 2008 and 2007, respectively. The credits during the three and six months ended June 30, 2008 relates primarily to a reversal of previously accrued severance for employees the Company has retained who had previously been expected to be terminated and had earned their severance and had no further service obligations. These credits were partially offset by employee termination benefits. The charge during the six months ended June 30, 2007 was comprised of $8.4 million in severance related cash expenses, $981,000 for accelerated vesting of options under existing employee severance agreements and retirement plan and $897,000 for accelerated vesting of restricted stock units under employee retention plans and $485,000 for stock awards under employee severance enhancement agreements. Associated severance payments were substantially paid by June 30, 2008 for severed US employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges through June 30, 2008 related to the 2007 Restructuring Plan were $12.6 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be approximately $13 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31,				June 30,
	2007	Charges	Cash	Non-Cash	2008
2006 Restructuring Plan:
Severance	$7	$-	$(7)	$-	$-

2007 Restructuring Plan:
Severance	2,330	(300)	(870)	(683)	477
	$2,337	$(300)	$(877)	$(683)	$477

(9) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a FIN 48 liability would not expect to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and State) and Canada as of June 30, 2008 and December 31, 2007. Also, due to the Company's net operating loss carryforwards, the Company does not believe any of its unrecognized tax benefits would have an impact on the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of June 30, 2008, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2002. The statute of limitations for income tax audits in the US remains open for the tax years ended on or after December 31, 2002.

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

(11) Legal Proceedings

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the Company's NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

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

 Derivative Actions.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of the Company's present and former officers and directors. This action, which names NPS as a nominal defendant, but is asserted on NPS's behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah, as Deane v. Tombros, et al., Case No. 060913838. The complaint asserts allegations similar to those asserted in the securities class action described above and also alleges that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS. The derivative complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

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

Three shareholder derivative actions titled Wagner v. Tombros, et al ., Alvarez v. Jackson, et al ., and Sutton v. Tombros , et al., were filed in the U.S. District Court for the District of Utah on July 24, 2007, August 17, 2007, and November 14, 2007, respectively and are pending there. These lawsuits, as amended by the consolidated action described below, allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. The lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation and Proposed Order to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. The Order was entered by the court on May 9, 2008. On June 30, 2008, the plaintiffs filed a consolidated shareholder derivative complaint in this action, titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK. Defendants' response to the complaint is due no later than August 14, 2008.

The Company intends to vigorously defend against all the purported shareholder derivative actions, which the Company believes are without merit and were brought in the name of the corporation in violation of controlling law. The Company maintains insurance for actions of this nature, which it believes is adequate.

No reserve has been established in the financial statements for any of the legal proceedings described above as the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on the Company's operating results for that period, financial position and or liquidity.

Sensipar® (Cinacalcet HCl) Patent Infringement Litigation.

On June 16, 2008, the Company reported the receipt of Paragraph IV Certification Notice Letters ("Notice Letters") related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration (FDA) by Barr Pharmaceuticals Inc. ("Barr") and Teva Pharmaceutical Industries Ltd. ("Teva") requesting approval to market and sell generic versions of Sensipar (cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 ("the '068 patent"), 6,031,003 ("the '003 patent"), 6,313,146 "the '146 patent"), and 6,211,224 ("the '224 patent") covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The '068 patent, the '003 patent and the '146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the '244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company a filed patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 UNA, against Barr and Teva relating to each of the patents referenced above. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen will vigorously prosecute these actions to protect these patents from infringement.

In 2004 and 2007, the Company partially monetized its rights to receive payments from Amgen through the issuance of Class A and Class B notes, which are non-recourse to NPS. After repayment of this debt, Sensipar royalties will return to the Company.

(12) Sale of Assets Held for Sale

In June 2007, the Company sold its land and 85,795 square foot laboratory and office building, including certain equipment and furnishings, located in Mississauga, Ontario, Canada for $4.4 million. The Company recognized a gain on sale of assets held for sale during the three and six months ended June 30, 2007 of $1.8 million on this transaction.

(13) Recent Accounting Pronouncements

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

Overview

We are a biopharmaceutical company engaged in the development of specialty therapeutics to treat gastrointestinal and endocrine disorders with high unmet medical need. Our lead clinical programs involve two proprietary proteins to restore or replace biological function, GATTEXTM (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). Teduglutide is an analog of GLP-2, a protein involved in the regeneration of the intestinal lining, and is in Phase 3 clinical development as GATTEX for intestinal failure associated with short bowel syndrome (SBS). SBS affects patients who have had 50% or more of their small intestine removed. We are also evaluating its role in treating other gastrointestinal conditions associated with intestinal failure, specifically gastrointestinal mucositis, necrotizing enterocolitis, and Crohn's disease. NPSP558 is in Phase 2 clinical testing as a hormone therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. We have historically developed NPSP558 for osteoporosis under the brand name PREOS®. In addition to our proprietary clinical portfolio, we have a number of royalty-based clinical and commercial stage programs.

We have incurred cumulative losses from inception through June 30, 2008 of approximately $885.0 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and commercial manufacturing for GATTEX and NPSP558 in the U.S.

Collaborative Agreement Recent Developments

In October 1998, we entered into a collaborative agreement with Janssen for the research, development and commercialization of new drugs for the treatment of schizophrenia and dementia. The research phase of this collaboration ended in October 2000. On August 4, 2008, Janssen notified us that they were terminating the agreement. To date, we have received research support and milestone payments totaling $2.9 million under this agreement, which payments are non-refundable. In addition, as a result of this termination by Janssen, the rights to any compounds or products will be transferred to us. A discussion of our collaboration arrangements with other pharmaceutical and biotechnology companies can be found under "Item 1 - Business - Collaborative, Research, Development and License Agreements" in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Results of Operations

Three Months Ended June 30, 2008 and 2007

The following table summarizes selected operating statement data for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Royalties	$17,493	$11,467
Product sales	-	1,454
Milestones and license fees	9,466	194
Total revenues	$26,959	$13,115

Operating expenses:
Cost of royalties	$1,612	$1,088
% of royalties	9%	9%
Cost of goods sold	$-	$1,100
% of product sales	-%	76%
Cost of license fees	$1,919	$-
% of milestones and license fees	20%	-%
Research and development	$3,829	$12,476
% of total revenue	14%	95%
General and administrative	$3,283	$5,353
% of total revenue	12%	41%
Restructuring (credits) charges	$(18)	$4,124
Gain on sale of assets held for sale	$-	$(1,826)

Revenues. Substantially all our revenues are from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $27.0 million for the quarter ended June 30, 2008 compared to $13.1 million for the quarter ended June 30, 2007. We recognized revenue under our research and license agreements during the three months ended June 30, 2008 and 2007, primarily as follows:

  Under our agreement with Amgen for Sensipar® (cinacalcet HCl), we recognized revenue of $14.9 million and $10.8 million;

  Under our agreement with Nycomed for Preotact® (parathyroid hormone [rDNA origin] injection) and teduglutide, we recognized revenue of $11.7 million and $2.3 million; and
  Under our agreement with Kirin Pharma for REGPARA® (cinacalcet HCl), we recognized revenue of $399,000 and zero.

The increase in royalty revenue earned from Amgen is due to sales growth of Sensipar (cinacalcet HCl). Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties secure non-recourse debt that was issued in August 2007 and December 2004. During the three months ended June 30, 2008, we recognized teduglutide license fee revenue of $9.5 million and Preotact royalty revenue of $2.2 million from Nycomed. The balance of the up-front license fee under the September 2007 Nycomed Agreement has been deferred at June 30, 2008 and are estimated to be recognized as revenue in 2008. During the three months ended June 30, 2007, we recognized Preotact product sales of $1.5 million, royalty revenue of $697,000 and milestone and license fees of $144,000 from Nycomed. During the three months ended June 30, 2008, we recognized royalty revenue of $399,000 from Kirin's sales of REGPARA in Japan, which was launched in the first quarter of 2008. Due to our agreement with Nycomed for Preotact, Nycomed has assumed the responsibility for manufacturing Preotact in the first quarter of 2008. Therefore, we will no longer recognize product sale revenue in the future under this arrangement.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.6 million and $1.1 million, respectively, during the three months ended June 30, 2008 and 2007. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen and the launch of REGPARA in Japan by Kirin Pharma.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of Preotact in the EU, for product sales to Nycomed. Prior to the approval of Preotact in the EU, we expensed the costs associated with inventory as research and development expense, creating an initial (FIFO) inventory layer with a carrying value of zero. We recorded cost of goods sold of zero and $1.1 million respectively, during the three months ended June 30, 2008 and 2007. The decrease in cost of goods sold is due to lower product sales to Nycomed for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Cost of License Fees. Our cost of license fees relate to fees owed to a third party upon the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $1.9 million during the three months ended June 30, 2008. Under the third party licensing agreement, we made cash payments of approximately $6.6 million related to the Nycomed GATTEX agreement. The balance of the license fee payment costs have been deferred at June 30, 2008 and are estimated to be recognized as expense in 2008 in conjunction with the deferred revenue related to these costs.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. Historically, our research and development expenses also included costs for our employees who performed research activities; however, as a result of our restructuring initiatives we discontinued our investment in early-stage research and discovery and refocused our proprietary clinical development activities on specialty indications with high unmet medical need. As a result of this restructuring, our research and development expenses decreased to $3.8 million for the three months ended June 30, 2008 from $12.5 million for the three months ended June 30, 2007. The reduction in research and development expenses primarily related to (i) a $5.5 million decline in expenses due to the discontinuation of research and other development activities that are no longer strategically aligned with our current business model; (ii) a $1.6 million decrease in personnel and related costs primarily due to the restructurings; and (iii) other overall decreases in overhead costs.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities. Our general and administrative expenses decreased to $3.3 million for the three months ended June 30, 2008 from $5.4 million for the comparative period in 2007. The reduction in general and administrative expenses primarily related to (i) a net $1.2 million decrease in legal fees, primarily due to our recording of a $2.7 million credit for legal fees that are reimbursable from our insurance carriers for the consolidated shareholders' securities class action lawsuit, partially offset by a $1.5 million increase in legal fees; (ii) a $668,000 decrease in costs primarily related to reductions in personnel and related costs due to the restructurings and (iii) a $392,000 decline in certain overhead costs primarily related to the restructurings and changes to the business model.

Restructuring (Credits) Charges. Our restructuring charges relate to our initiatives to restructure operations as announced March 14, 2007 and June 12, 2006. Restructuring (credits) charges for the three months ended June 30, 2008 and 2007 included a credit of $18,000 and a charge of $4.1 million, respectively. The credit during the three months ended June 30, 2008 relates primarily to the reversal of previously accrued severance for certain employees who had previously been expected to be terminated and had earned their severance and had no further service obligations, but who we later retained. These costs were partially offset by employee termination benefits. Restructuring charges during the three months ended June 30, 2007, were primarily comprised of employee termination benefits.

Gain on Sale of Assets Held for Sale.   Our gain on sale of assets held for sale relates to the sale of our laboratory and administrative office building, including equipment, located in Mississauga, Ontario, Canada in June 2007. Our gain on sale of assets held for sale during the three months ended June 30, 2008 and 2007 was zero and $1.8 million, respectively.

Interest Income. Interest income decreased primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense increased to $15.7 million for the three months ended June 30, 2008 from $6.5 million for the comparable period in 2007. The increase is due primarily to a $7.6 million increase in interest expense on debt agreements entered into in the second half of 2007 including (i) the Class B notes ($4.5 million increase); (ii)DRI Capital's purchase of our Preotact royalty, accounted for as debt ($2.4 million increase); and (iii) the 5.75% convertible notes ($739,000 increase). The increase is also attributable to an increase in the effective interest rate of our Class A Notes ($4.2 million increase) due to an increased sales forecast of Sensipar which increases our redemption premium in future periods partially offset by lower interest expense ($489,000) resulting from a $24.5 million principal payment on the Class A Notes, in March 2008. The increase was partially offset by a reduction in interest expense on our 3% convertible notes that were substantially repaid during the fourth quarter of 2007 and completely repaid during the second quarter of 2008 ($1.7 million decrease). The increase was also partially offset by a reduction in interest expense on our Salt Lake City building which was repurchased during the second quarter of 2007 ($321,000 decrease).

Loss on Extinguishment of Lease Financing Obligation. We recorded a $970,000 charge related to the early extinguishment of our lease financing obligation related to our Salt Lake City building during the three months ended June 30, 2007.

Loss on Impairment of Marketable Investment Securities. We recorded a $456,000 impairment charge related to an other- than-temporarily decline in fair value of our ARS during the three months ended June 30, 2008. (See Liquidity and Capital Resources)

Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,
	2008	2007
Revenues:
Royalties	$30,191	$20,261
Product sales	1,684	2,582
Milestones and license fees	20,264	263
Total revenues	$52,139	$23,106

Operating expenses:
Cost of royalties	$2,985	$2,135
% of royalties	10%	11%
Cost of goods sold	$1,350	$2,052
% of product sales	80%	79%
Cost of license fees	$3,839	$-
% of milestones and license fees	19%	-%
Research and development	$10,266	$22,721
% of total revenue	20%	98%
General and administrative	$12,577	$11,923
% of total revenue	24%	52%
Restructuring (credits) charges	$(300)	$11,238
Gain on sale of assets held for sale	$-	$(1,826)

Revenues. Our revenues were $52.1 million for the six months ended June 30, 2008 compared to $23.1 million for the six months ended June 30, 2007. We recognized revenue under our research and license agreements during the six months ended June 30, 2008 and 2007 primarily as follows:

  Under our agreement with Amgen, we recognized revenue of $25.6 million and $19.2 million;
  Under our agreement with Nycomed, we recognized revenue of $25.9 million and $3.9 million; and
  Under our agreement with Kirin, we recognized revenue of $605,000 and zero; and

The increase in royalty revenue earned from Amgen is due to an increase in sales of Sensipar. The increase in milestone income and royalty income earned from Nycomed is due primarily to the April 2006 approval of Preotact in the EU and our teduglutide agreement with Nycomed, which was signed in September 2007. During the six months ended June 30, 2008, we recognized teduglutide license fee revenue of $18.9 million and Preotact royalty revenue of $4.0 million, product sales of $1.7 million, and milestone revenue of $1.3 million from Nycomed. The balance of the up-front license fee under the September 2007 Nycomed Agreement has been deferred at June 30, 2008 and are estimated to be recognized as revenue in 2008. During the six months ended June 30, 2007, we recognized Preotact product sales of $2.6 million, royalty revenue of $1.1 million and milestone revenue of $213,000 from Nycomed. During the six months ended June 30, 2008, we recognized royalty revenue of $605,000 from Kirin's sales of REGPARA in Japan, which was launched in the first quarter of 2008. Due to our agreement with Nycomed for Preotact, Nycomed has assumed the responsibility for manufacturing Preotact in the first quarter of 2008. Therefore, we will no longer recognize product sale revenue in the future under this arrangement.

Cost of Royalties. We recorded cost of royalties of $3.0 million and $2.1 million, respectively, during the six months ended June 30, 2008 and 2007. The increase in cost of royalties is due to increased sales of Sensipar by Amgen and the launch of REGPARA in Japan by Kirin Pharma in the first quarter of 2008.

Cost of Goods Sold. We recorded cost of goods sold of $1.4 million and $2.1 million, respectively, during the six months ended June 30, 2008 and 2007. The decrease in cost of goods sold is due to lower product sales to Nycomed. The decrease in cost of goods sold is due to lower product sales to Nycomed for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Cost of License Fees. We recorded cost of license fees of $3.8 million during the six months ended June 30, 2008. Under the third party licensing agreement, we made cash payments of approximately $6.6 million related to the Nycomed GATTEX agreement. The balance of the license fee payment costs have been deferred at June 30,

2008 and are estimated to be recognized as expense in 2008 in conjunction with the deferred revenue related to these costs.

Research and Development. Our research and development expenses decreased to $10.3 million for the six months ended June 30, 2008 from $22.7 million for the comparable period in 2007. The decrease is principally due to (i) a $4.9 million decrease in expenses due to the discontinuation of research and other development activities that are no longer strategically aligned with our current business model; (ii) a $4.7 million decrease in personnel and related costs primarily due to the restructurings; (iii) a $1.6 million decrease in our research and development overhead, including lower facility, information technology and insurance costs related to the restructurings; and (iv) other overall decreases in overhead costs.

General and Administrative. Our general and administrative expenses increased to $12.6 million for the six months ended June 30, 2008 from $11.9 million for the comparable period in 2007. The increase is due primarily to approximately $3.3 million of expenses associated with the departure of our former chief executive officer, pursuant to his employment agreement, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards and a $298,000 increase in professional services, partially offset by (i) a $2.0 million decline in expenses resulting from our restructurings; (ii) a $773,000 decrease in share-based compensation costs resulting from our restructurings; (iii) a $319,000 decrease in outside consultants; and (iv) a $107,000 net increase in legal fees, consisting of a $2.8 million increase in legal fees for the six months ended June 30, 2008 offset by a $2.7 million credit for legal fees that are reimbursable from our insurance carriers for the consolidated shareholders' securities class action lawsuit.

Restructuring (Credits) Charges. The (credit) charge related to the 2007 Restructuring Plan during the six months ended June 30, 2008 and 2007, was a credit of $300,000 and a charge of $10.7 million, respectively, and was comprised primarily of severance related expenses. The charge related to the 2006 Restructuring Plan during the six months ended June 30, 2008 and 2007 was zero and $512,000, respectively.

Gain on Sale of Assets Held for Sale.   Our gain on sale of assets held for sale relates to the sale of our laboratory and administrative office building, including equipment, located in Mississauga, Ontario, Canada in June 2007. Our gain on sale of assets held for sale during the six months ended June 30, 2008 and 2007 was zero and $1.8 million, respectively.

Interest Income. Interest income decreased primarily due to lower interest rates on our investments.

Interest Expense. Interest expense increased to $32.6 million for the six months ended June 30, 2008 from $13.6 million for the comparable period in 2007. The increase is due primarily to a $15.0 million increase in interest expense on debt agreements entered into in the second half of 2007 including (i) the Class B notes ($8.7 million), (ii) DRI Capital's purchase of our Preotact royalty, accounted for as debt ($4.8 million); and (iii) the 5.75% convertible notes ($1.5 million). The increase is also attributable to an increase in the effective interest rate of our Class A Notes ($9.3 million increase) due to an increased sales forecast of Sensipar which increases our redemption premium in future periods partially offset by (i) lower interest expense resulting from a $24.5 million principal payment on the Class A Notes in March 2008 ($875,000 decrease); (ii) a reduction in interest expense on our 3% convertible notes that were substantially repaid during the fourth quarter of 2007 and completely repaid during the second quarter of 2008 ($3.5 million decrease); and (iii) a reduction in interest expense on our Salt Lake City building which was repurchased during the second quarter of 2007 ($808,000 decrease).

Loss on Extinguishment of Lease Financing Obligation. We recorded a $970,000 charge related to the early extinguishment of our lease financing obligation related to our Salt Lake City building during the six months ended June 30, 2007.

Loss on impairment of marketable Investment Securities. We recorded a $3.9 million impairment charge related to an other-than-temporarily decline in fair value of our ARS during the six months ended June 30, 2008. (See Liquidity and Capital Resources)

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	June 30,	December 31,
	2008	2007
Cash, cash equivalents, and current marketable investment securities	$112,510	$133,331
Total assets	187,748	231,853
Current debt	17,478	24,992
Non-current debt	327,291	336,449
Stockholders' deficit	$(197,162)	$(191,656)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of June 30, 2008, we have recognized $299.5 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.0 million from the sale of equity securities for cash, and $555.2 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $112.5 million at June 30, 2008. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are considered illiquid and will be until there is a successful auction for them and therefore, we have classified ARS (except "the Sold ARS" - see below) as non-current assets as of June 30, 2008 and December 31, 2007.

The estimated value of our ARS holdings at June 30, 2008, was $25.8 million, which is $3.9 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values determined by our investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of June 30, 2008 have experienced an other-than-temporarily decline in fair value and have recorded a corresponding impairment charge of $3.9 million during the six months ended June 30, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further.

The following table summarizes our cash flow activity for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash used in operating activities	$(13,292)	$(33,665)
Net cash provided by investing activities	$33,052	$53,219
Net cash used in financing activities	$(8,644)	$(25,475)

Net cash used in operating activities was $13.3 million for the six months ended June 30, 2008 compared to $33.7 million for the six months ended June 30, 2007. The net cash used in operating activities during the six months ended June 30, 2008 compared to the same period in the prior year is primarily a result of a decreased net loss in the six months ended June 30, 2008, compared with the same period in the prior year. The net loss decreased $24.1 million during the first half of 2008 compared to the first half of 2007 due primarily to increased recognition of deferred license fees, for which no cash was received in the first half of 2008, and decreases in research and development expenses and restructuring charges, offset by increases in cost of license fees, for which no cash was paid during the first half of 2008 and interest expense, which is partially non-cash.

Net cash provided by investing activities was $33.1 million during the six months ended June 30, 2008 compared to $53.2 million during the six months ended June 30, 2007. Net cash provided by investing activities during the six months ended June 30, 2008 and 2007 was primarily the result of the sale and maturity of marketable investment securities. We received $4.4 million in proceeds on the sale of our Mississauga facility in 2007. Capital expenditures for the six months ended June 30, 2008 and 2007 were zero and $42,000, respectively.

Net cash used in financing activities was $8.6 million during six months ended June 30, 2008 compared to $25.5 million used in financing activities during the six months ended June 30, 2007. Cash provided in financing activities during the six months ended June 30, 2008 and 2007 primarily consisted of principal payments of $25.0 million and $19.3 million, respectively, on our Class A Notes, 3% convertible notes and capital lease obligation. This was partially offset by reductions in our restricted cash balances related to our Class A notes of $16.4 million and $13.5 million in the six months ended June 30, 2008 and 2007, respectively. Additionally, we received cash from the exercise of employee stock options and proceeds from the sale of stock by us pursuant to the employee stock purchase plan of approximately $30,000 and $353,000 during the six months ended June 30, 2008 and 2007, respectively. Cash used in financing activities during the six months ended June 30, 2007 includes the retirement of our lease financing obligation for $20.0 million in May 2007 resulting from the repurchase of the Salt Lake City building.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30, 2008, we have a total commitment of up to $541,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources excluding long-term marketable investment securities, including interest earned thereon will be sufficient to allow us to maintain our current and planned operations through at least the next 12 months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates, GATTEX and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities could be significant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We typically invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities (see Marketable Securities Risk below). These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income in stockholders' deficit. Our 5.75% Convertible Notes in the principal amount of $50.0 million due August 7, 2014, our 8.0% Class A Notes in the principal amount of $130.0 million and our 15.5% Class B Notes in the principal amount of $114.6 million each have a fixed interest rate. The fair value of the convertible notes are affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the secured notes are affected by changes in the interest rates and by expected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At June 30, 2008, included within our investment portfolio are investments in ARS with a fair value of $25.8 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates the principal value. Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of June 30, 2008 have experienced an other-than-temporary decline in fair value and have recorded a corresponding impairment charge of $3.9 million during the six months ended June 30, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further. See Note 4 to the condensed consolidated financial statements.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the June 30, 2008 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2008, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting, described below, that existed at December 31, 2007 and continue to exist at June 30, 2008.

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

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as follows. During the quarter ended June 30, 2008, we have hired an assistant controller. We also engaged a third party and have commenced a comprehensive risk assessment and evaluation of our internal control over financial reporting processes. Additionally, we have implemented enhanced procedures related to the accounting for share-based compensation, accrued liabilities and interest expense, however, we may further revise these procedures as a result of our comprehensive risk assessment and evaluation of our internal control over financial reporting processes. The revised procedures have not been in operation long enough to determine that they are operating effectively. Management continues to monitor the situation.

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

  We have hired an assistant controller and we are actively recruiting for finance personnel to supplement our current accounting personnel to increase the level of finance, GAAP and accounting knowledge and experience and will provide requisite GAAP and SEC training to personnel responsible for our financial statement preparation;

  We are supplementing existing resources with consultants where needed, including former employees where possible; and
  We have engaged a third party and have commenced a comprehensive risk assessment and evaluation of our internal control over financial reporting processes.

  The Audit Committee is monitoring our implementation of our remediation measures.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the dangers of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the our NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

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

We believe the claims are without merit and intend to vigorously defend ourselves and the related defendants in this action. We maintain insurance for actions of this nature, which we believe is adequate.

 Derivative Actions.

On August 22, 2006, an NPS shareholder filed a shareholder derivative action against certain of the our present and former officers and directors. This action, which names NPS as a nominal defendant, but is asserted on NPS's behalf, is pending in the Third Judicial District Court of Salt Lake County, State of Utah, as Deane v. Tombros, et al., Case No. 060913838. The complaint asserts allegations similar to those asserted in the securities class action described above and also alleges that the defendant directors and officers violated their fiduciary duties by making the allegedly false and misleading statements to the investing public concerning PREOS. The derivative complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

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

Three shareholder derivative actions titled Wagner v. Tombros, et al ., Alvarez v. Jackson, et al ., and Sutton v. Tombros , et al., were filed in the U.S. District Court for the District of Utah on July 24, 2007, August 17, 2007, and November 14, 2007, respectively and are pending there. These lawsuits, as amended by the consolidated action described below, allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. The lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation and Proposed Order to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. The Order was entered by the court on May 9, 2008. On June 30, 2008, the plaintiffs filed a consolidated shareholder derivative complaint in this action titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK. Defendants' response to the complaint is due no later than August 14, 2008.

We intend to vigorously defend against all the purported shareholder derivative actions, which we believe are without merit and were brought in the name of the corporation in violation of controlling law. We maintain insurance for actions of this nature, which we believe is adequate.

No reserve has been established in the financial statements for any of the legal proceedings described above as we do not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising there from, if any, may have a material adverse impact on our operating results for that period, financial position and or liquidity.

Sensipar® (Cinacalcet HCl) Patent Infringement Litigation.

On June 16, 2008, we reported the receipt of Paragraph IV Certification Notice Letters ("Notice Letters") related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration (FDA) by Barr Pharmaceuticals Inc. ("Barr") and Teva Pharmaceutical Industries Ltd. ("Teva") requesting approval to market and sell generic versions of Sensipar (cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 ("the '068 patent"), 6,031,003 ("the '003 patent"), 6,313,146 ("the '146 patent"), and 6,211,224 ("the '224 patent") covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under our licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The '068 patent, the '003 patent and the '146 patent are co-owned by us and The Brigham and Women's Hospital, which licensed its rights to us. We have licensed rights to these patents and the '244 patent to Amgen. On July 25, 2008, along The Brigham and Women's Hospital and Amgen, we filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 UNA, against Barr and Teva relating to each of the patents referenced above. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid or not infringed. Wer are confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen will vigorously prosecute these actions to protect these patents from infringement.

In 2004 and 2007, we partially monetized our rights to receive payments from Amgen through the issuance of Class A and Class B notes, which are non-recourse to us. After repayment of this debt, Sensipar royalties will return to us.

Item 1A.     Risk Factors

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K/A for the year ended December 31, 2007.

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 22, 2008. The stockholders approved all proposals by the votes specified below:

Proposal One: To elect six (6) members of the Board of Directors as set forth in our 2008 Proxy Statement.

Nominees	For	Withheld
Michael W. Bonney	30,933,211	1,913,130
James G. Groninger	32,344,179	502,162
Donald E. Kuhla	32,332,865	513,476
Francois Nader	32,397,597	448,744
Rachel R. Selisker	30,913,154	1,933,187
Peter G. Tombros	30,694,230	2,152,111

Proposal Two: To approve amendment to 1998 Stock Option Plan:

			Broker
For	Against	Abstain	Non Votes
22,377,751	603,345	9,368	9,855,877

Proposal Three: to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
32,586,383	236,398	23,559
Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: August 8, 2008	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF