Form 10-Q
period 2008-09-30
NPS PHARMACEUTICALS INC
filed 2008-11-05
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at October 30, 2008
Common Stock $.001 par value	47,368,622

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$98,116	$91,682
Marketable investment securities	9,653	41,649
Restricted cash and cash equivalents	20,493	24,560
Accounts receivable	21,707	19,518
Litigation settlement receivable	16,000	-
Prepaid expenses	1,275	1,239
Other current assets	2,122	6,437
Total current assets	169,366	185,085

Equipment, net	264	309
Goodwill	10,481	11,088
Marketable investment securities	14,959	28,357
Debt issuance costs, net	5,586	7,014
Other assets	1,306	-
	$201,962	$231,853

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,497	$28,152
Litigation settlement payable	16,000	-
Deferred revenue	4,364	29,020
Current installments of notes payable and capital lease obligations	28,027	24,992
Total current liabilities	78,888	82,164
Notes payable and capital lease obligations, less current portion	321,166	336,449
Other liabilities	9,747	4,896
Total liabilities	409,801	423,509

Commitments and contingencies (notes 7, 8, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 47,340,134 shares and 46,834,216 shares, respectively	47	47
Additional paid-in capital	689,208	683,955
Accumulated other comprehensive loss:
Net unrealized losses on marketable investment securities	(35)	(2,395)
Foreign currency translation losses	(656)	(109)
Accumulated deficit	(896,403)	(873,154)
Total stockholders' deficit	(207,839)	(191,656)
	$201,962	$231,853

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Royalties	$21,703	$15,268	$51,894	$35,529
Product sales	-	12,357	1,684	14,939
Milestones and license fees	4,372	1,536	24,636	1,799
Total revenues	26,075	29,161	78,214	52,267

Operating expenses:
Cost of royalties	1,705	1,228	4,690	3,363
Cost of goods sold	-	823	1,350	2,875
Cost of license fees	885	-	4,724	-
Research and development	5,797	5,400	16,063	28,121
General and administrative	3,148	5,744	15,725	17,667
Restructuring (credits) charges	(5)	1,013	(305)	12,252
Gain on sale of fixed assets	-	(6,459)	-	(6,459)
Gain on sale of assets held for sale	-	-	-	(1,826)
Total operating expenses	11,530	7,749	42,247	55,993
Operating income (loss)	14,545	21,412	35,967	(3,726)
Other income (expense):
Interest income	983	3,225	3,804	6,697
Interest expense	(16,405)	(10,813)	(49,021)	(24,411)
Loss on extinguishment of lease financing obligation	-	-	-	(970)
Gain on extinguishment of debt	-	604	-	604
Loss on impairment of marketable investment securities	(10,782)	-	(14,691)	-
Foreign currency transaction (loss) gain	(35)	(303)	97	(19)
Other	212	(36)	375	(37)
Total other expense, net	(26,027)	(7,323)	(59,436)	(18,136)
Income (loss) before income tax expense (benefit)	(11,482)	14,089	(23,469)	(21,862)
Income tax benefit	(123)	-	(220)	-
Net income (loss)	$(11,359)	$14,089	$(23,249)	$(21,862)
Net income (loss) per common and potential common share
Basic	$(0.24)	$0.30	$(0.49)	$(0.47)
Diluted	$(0.24)	$0.28	$(0.49)	$(0.47)

Weighted average common and potential common
shares outstanding:
Basic	47,777	46,841	47,632	46,729
Diluted	47,777	52,396	47,632	46,729

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,249)	$(21,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	1,458
Realized loss on disposition of equipment	-	(6,489)
Realized gain on disposition of assets held for sale	-	(1,826)
Realized loss on extinguishment of notes payable and lease financing obligation	-	366
Recognized loss on impairment of marketable investment securities	14,691	-
Realized loss on sale of marketable investment securities	53	35
Non-cash interest expense	19,529	5,989
Compensation expense on share based awards	4,642	3,568
(Increase) decrease in operating assets:
Accounts receivable	(2,428)	(2,083)
Prepaid expenses, other current assets and other assets	(13,063)	310
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	13,425	(5,839)
Deferred revenue	(24,606)	9,373
Other liabilities	4,875	701
Net cash used in operating activities	(6,064)	(16,299)

Cash flows from investing activities:
Sales of marketable investment securities	33,405	317,205
Maturities of marketable investment securities	17,250	22,996
Purchases of marketable investment securities	(17,604)	(325,996)
Acquisitions of fixed assets	(61)	(42)
Proceeds from sale of assets held for sale	-	4,372
Proceeds from sale of fixed assets	-	24,555
Net cash provided by investing activities	32,990	43,090

Cash flows from financing activities:
Principal payments on notes payable and capital lease	(25,083)	(58,775)
Proceeds from issuance of notes payable	-	200,000
Payment of debt issuance costs	-	(4,769)
Proceeds from issuance of common stock	612	423
Decrease in restricted cash and cash equivalents	4,067	5,675
Net cash (used in) provided by financing activities	(20,404)	142,554

Effect of exchange rate changes on cash	(88)	689

Net increase in cash and cash equivalents	6,434	170,034
Cash and cash equivalents at beginning of period	91,682	36,244
Cash and cash equivalents at end of period	$98,116	$206,278

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$21,024	$22,503
Cash paid for income taxes	900	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Change in unrealized gains (losses) on marketable investment securities	(12,383)	302
Debt issued in lieu of interest	12,836	2,282
Royalties transferred in lieu of interest	5,297	692

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. All monetary amounts are reported in U.S. dollars unless specified otherwise. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2008.

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

(2) Income (Loss) Per Common Share

Three Months Ended
September 30, 2007
EPS Numerator — Basic:
Net income	$14,089
EPS Denominator — Basic:
Weighted-average number of shares of common
stock outstanding	46,841
EPS Numerator — Diluted:
Net income	$14,089
Adjustment for interest	436
Net income, adjusted	$14,525
EPS Denominator — Diluted:
Weighted-average number of shares of common
stock outstanding	46,841
Effect of dilutive securities:
Stock options	1
Restricted stock units	59
Convertible debt	5,495
Dilutive potential common shares	5,555
Weighted-average common shares and dilutive
potential common shares	52,396
Basic net income per common share	$0.30
Diluted net income per common share	$0.28

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

Potential common shares of approximately 12.1 million and 14.0 million during the three and nine months ended September 30, 2008, respectively, and 10.1 million and 15.6 million during the three and nine months ended September 30, 2007, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debentures were approximately 9.2 million common shares for both the three and nine months ended September 30, 2008 and 5.1 million and 10.6 million common shares, respectively for the three and nine months ended September 30, 2007. Additionally, potential dilutive common shares related to stock options, stock appreciation rights, and restricted stock units were 2.9 million and 4.8 million common shares, for the three and nine months ended September 30, 2008, respectively, and 5.0 million shares, for the three and nine months ended September 30, 2007.

(3) Operating Segments

The Company is engaged in the development of pharmaceutical products and currently considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying condensed consolidated financial statements. The Company's subsidiaries operating outside of the United States of America had long-lived assets, including goodwill, of approximately $10.5 million and $11.1 million, as of September 30, 2008 and December 31, 2007, respectively. The Company recognized non-United States revenue of $7.1 million and $14.8 million, respectively, during the three months ended September 30, 2008 and 2007 and the Company recognized non-United States revenue of $33.7 million and $18.7 million, during the nine months ended September 30, 2008 and 2007, respectively. Substantially all of the Company's revenues for the three and nine months ended September 30, 2008 and 2007 were from three and two licensees of the Company, respectively. As of September 30, 2008 and December 31, 2007, the majority of the Company's accounts receivable balances were from three and two licensees, respectively.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction-rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid and will be until there is a successful auction for them and therefore, the Company has classified ARS (except Sold ARS - see below) as non-current assets as of September 30, 2008 and December 31, 2007.

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

Due to the severity of the decline in fair value, as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS have experienced an other-than-temporary decline in fair value. Accordingly, the Company has recorded impairment charges of $10.8 million and $14.7 million during the three and nine months ended September 30, 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further.

(5) Fair Value Measurement

The Company adopted Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS No. 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company's consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of September 30, 2008 (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Marketable investment securities	$9,653	$-	$-	$9,653
Marketable investment securities, non-current	-	-	14,959	14,959

Total assets at fair value	$9,653	$-	$14,959	$24,612

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

Fair Value
Measurement of Assets
Using Level 3 Inputs

Beginning balance at January 1, 2008	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	(14,691)
Included in other comprehensive income	650
Transfers in (out) of Level 3	1,750
Sales	(26,036)
Ending balance at September 30, 2008	$14,959
Losses for the 2008 first half included in
earnings attributable to change in unrealized gains
or losses (including other-than-temporary impairments)
relating to assets still held at the reporting date	$14,691

The estimated value of the Company's ARS at September 30, 2008, was $15.0 million, which reflects $14.7 million less than the principal value of $29.7 million. In estimating the fair value of its ARS, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC or by its investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

(6) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other comprehensive income (loss):
Gross unrealized (loss) gain on marketable
investment securities during
the period	$(10,935)	$181	$(12,383)	$302
Reclassification for recognized loss (gain)
on marketable investment securities
during the period	10,782	(36)	14,743	(35)
Net unrealized (loss) gain on
marketable investment securities	(153)	145	2,360	267
Foreign currency translation (loss) gain	(278)	1,118	(547)	1,125
Net income (loss)	(11,359)	14,089	(23,249)	(21,862)
Comprehensive income (loss)	$(11,790)	$15,352	$(21,436)	$(20,470)

(7) Long-term Debt Obligations

The following table reflects the carrying value of the Company's long-term debt obligations under various financing arrangements as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Convertible notes	$50,000	$50,598
Secured notes	299,083	310,697
Capital lease	110	146
Total borrowings	349,193	361,441
Less current position	28,027	24,992
Total long-term debt obligations	$321,166	$336,449

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $725,000 and $1.2 million at September 30, 2008 and December 31, 2007, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if a fundamental change, as defined, occurs at any time prior to the maturity of the 5.75% Convertible Notes, then the holder shall have the right, at the holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 6.0%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resale of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to covenants to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2008 or December 31, 2007.

In July 2003, the Company completed a private placement of $192.0 million in 3.0% Convertible Notes due June 15, 2008 (3% Convertible Notes). The Company received net proceeds from the 3% Convertible Notes of approximately $185.9 million, after deducting costs associated with the offering. In August 2007 the Company repurchased $20.2 million par value of outstanding 3% Convertible Notes in the open market at a price of $19.5 million plus accrued interest. These 3% Convertible Notes were subsequently retired in September 2007. As of September 30, 2007, the Company had $171.8 million of the 3% Convertible Notes outstanding. The repurchase and subsequent retirement of the 3% Convertible Notes is considered an early extinguishment of debt. The amount paid to repurchase the 3% Convertible Notes was less than the carrying value of the 3% Convertible Notes. Accordingly, the Company recorded a gain of $604,000, which is net of the write-off of $103,000 of deferred financing costs, during the three and nine months ended September 30, 2007 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (APB No. 26). Additionally on October 17, 2007, the Company closed a tender offer in which $171.2 million in 3% Convertible Notes were tendered to the Company for $169.1 million plus accrued interest. After acquiring these 3% Convertible Notes the Company retired them in October 2007. The Company had $598,000 of the 3% Convertible Notes outstanding as of December 31, 2007. In accordance with the terms of the notes, the remaining outstanding balance was paid during the second quarter of 2008.

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen with respect to Sensipar. Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen plus any amounts available in the restricted cash reserve account and earnings thereon as described later. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of September 30, 2008 and December 31, 2007, the outstanding principal balance on the Class A Notes was $130.0 million and $154.5 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts, a redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of September 30, 2008 and December 31, 2007, the Company classified $28.0 million and $24.3 million, respectively, of the Class A Notes as current installments of notes payable based on royalty payments accrued during the nine months ended September 30, 2008 and year ended December 31, 2007, respectively, plus available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the effective interest rate method. The estimated life is based on projections of royalties to be earned from Sensipar sales. Accrued interest on the Class A Notes was approximately $16.0 million and $8.8 million as of September 30, 2008 and December 31, 2007, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the effective interest rate method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 27.3%. The fair value of the Class A Notes was estimated to be $143.0 million and $156.0 million as of September 30, 2008 and December 31, 2007, respectively.

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact® under its license agreement with Nycomed. Under this agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain Preotact sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company determined that it should classify the initial up-front purchase price as debt and amortize it using the effective interest rate method over an estimated life of 14 years. The estimated life is based on projections of royalties earned from Preotact sales. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The liability recorded related to the DRI transaction was $50.0 million as of September 30, 2008 and December 31, 2007, accrued interest under the DRI agreement was $4.1 million and $2.5 million as of September

30, 2008 and December 31, 2007, respectively. The effective interest rate under the agreement, including debt issuance costs, is approximately 17.4%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. Outstanding PIK Notes as of September 30, 2008 and December 31, 2007 were $19.1 million and $6.2 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the effective interest-rate method. As of September 30, 2008 and December 31, 2007, the outstanding principal balance on the Class B Notes, including the PIK Notes, was $119.1 million and $106.2 million, respectively. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%. The fair value of the Class B Notes was estimated to be $96 million and $100.0 million as of September 30, 2008 and December 31, 2007, respectively.

(c) Lease Financing Obligation

In May 2007, the Company closed an Agreement of Purchase and Sale to repurchase its 93,000 square foot laboratory and office building located in Salt Lake City, UT, for $20.0 million and subsequently sold it in the third quarter of 2007. Under the terms of the agreement, the Company's 15-year lease obligation was extinguished. The repurchase of the laboratory and office building is considered an early extinguishment of debt. The amount paid to repurchase the laboratory and office building was in excess of the carrying value of the lease financing obligation. Accordingly, the Company recorded a loss of $1.0 million during the nine months ended September 30, 2007 on such extinguishment.

(8) Restructuring Charges

In March 2007, the Company announced an initiative to restructure operations and to reduce its work force from 196 employees to approximately 35 employees by the end of 2007 (the 2007 Restructuring Plan). Under the 2007 Restructuring Plan, the Company closed its facilities in Toronto, Canada and Salt Lake City, Utah.

The net charges related to the 2007 Restructuring Plan during the three months ended September 30, 2008 and 2007 were a credit of $5,000 and a charge of $1.0 million, respectively and a credit of $305,000 and a charge of $11.8 million for the nine months ended September 30, 2008 and 2007, respectively. The credits during the three and nine months ended September 30, 2008 relates primarily to a reversal of previously accrued severance for employees the Company has retained who had previously been expected to be terminated and had earned their severance and had no further service obligations. These credits were partially offset by employee termination benefits. The charge during the nine months ended September 30, 2007 was comprised of $9.0 million in severance related cash expenses, $1.0 million for accelerated vesting of options under existing employee severance agreements and retirement plan and $1.3 million for accelerated vesting of restricted stock units under employee retention plans and $485,000 for stock awards under employee severance enhancement agreements. Associated severance payments were substantially paid by September 30, 2008 for severed US employees and are anticipated to be paid by December 31, 2008 for severed Canadian employees. The cumulative restructuring charges through September 30, 2008 related to the 2007 Restructuring Plan were $12.6 million. Total anticipated restructuring charges as a result of the 2007 Restructuring Plan are estimated to be approximately $12.7 million.

A summary of accrued restructuring costs is as follows (in thousands):

	December 31,				September 30,
	2007	Charges	Cash	Non-Cash	2008
2006 Restructuring Plan:
Severance	$7	$-	$(7)	$-	$-

2007 Restructuring Plan:
Severance	2,330	(305)	(936)	(683)	406
	$2,337	$(305)	$(943)	$(683)	$406

(9) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability under the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and state) and Canada as of September 30, 2008 and December 31, 2007. Also, due to the Company's net operating loss carryforwards, the Company does not believe any of its unrecognized tax benefits would have an impact on the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of September 30, 2008, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2002. The statute of limitations for income tax audits in the U.S. remains open for the tax years ended on or after December 31, 2002.

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

(11) Legal Proceedings

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against the Company and certain of its present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the risk of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of the Company's NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 19, 2007, the defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion. On February 29, 2008, lead plaintiff filed its reply brief in support of the motion for class certification. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation commencing on June 3, 2008.

Following mediation, the parties reached an agreement to settle this matter and entered into a Memorandum of Understanding ("MOU") with respect to the same. The MOU memorializes the terms pursuant to which the plaintiffs and the defendants intend to settle the case, subject to court approval. Under the terms of the MOU, the defendants' directors' and officers' liability insurers will pay $15 million in resolution of the matter and all claims asserted against the Company, and the other named defendants will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. The Company has recorded $15.0 million as Litigation receivable and Litigation payable on its balance sheet as of September 30, 2008. The settlement is subject to negotiation of definitive settlement documents and preliminary and final court approvals following notices to shareholders and members of the class.

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

Defendants filed a motion to dismiss the lawsuit, which the court granted by order dated July 8, 2007, without prejudice with leave to file an Amended Complaint. In the order, the court also granted plaintiff leave to propound a books and records inspection demand under Utah law and to amend the shareholder derivative complaint. Plaintiff served a books and records inspection demand, in response to which NPS produced the requested documents. On December 14, 2007, defendants filed a motion to stay the lawsuit pending resolution of the securities class action and similar shareholder derivative lawsuits filed in U.S. District Court for the District of Utah, which are described below. Plaintiff has opposed defendants' motion to stay, which is currently pending before the court. If the court does not grant defendants' motion to stay, plaintiff will be permitted to file an amended shareholder derivative complaint.

Three shareholder derivative actions titled Wagner v. Tombros, et al ., Alvarez v. Jackson, et al .., and Sutton v. Tombros , et al., were filed in the U.S. District Court for the District of Utah on July 24, 2007, August 17, 2007, and November 14, 2007, respectively and are pending there. These lawsuits, as amended by the consolidated action described below, allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. The lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation and Proposed Order to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. The Order was entered by the court on May 9, 2008. On June 30, 2008, the plaintiffs filed a consolidated shareholder derivative complaint in this action, titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK. On August 14, 2008, Defendants filed two motions to dismiss: one motion to dismiss on behalf of all defendants for failure to plead demand futility, and a second motion to dismiss on behalf of the individual defendants for failure to state a claim. On the same date, defendants also filed a motion in the alternative to stay the derivative suit in favor of In re NPS Pharmaceuticals, Inc. Securities Litigation, which is pending before the same court. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation of all of the derivative cases commencing on June 3, 2008. On October 1, 2008, pursuant to a stipulation by the parties, the court ordered that plaintiffs' obligation to respond to the pending motions was extended until November 1, 2008.

Following mediation, the parties reached an agreement in principle to settle this action. Under the terms of the agreement in principle, the defendants' directors' and officers' liability insurers will pay $1 million toward plaintiffs' legal fees in resolution of the matter and all claims asserted against the defendants, will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. As a term of the settlement, the Company will also implement certain corporate governance measures. The Company has recorded $1.0 million as Litigation receivable and Litigation payable on its balance sheet as of September 30, 2008. The parties expect to enter into a MOU and formal settlement agreement in the near future and to thereafter seek court approval.

No reserve has been established in the financial statements for any of the legal proceedings described above as the Company does not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, the Company will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on the Company's operating results for that period, financial position and or liquidity.

Sensipar® (Cinacalcet HCl) Patent Infringement Litigation.

On June 16, 2008, the Company reported the receipt of Paragraph IV Certification Notice Letters ("Notice Letters") related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration (FDA) by Barr Laboratories Inc. ("Barr") and Teva Pharmaceutical USA, Inc.("Teva") requesting approval to market and sell generic versions of Sensipar (Cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 ("the '068 patent"), 6,031,003 ("the '003 patent"), 6,313,146 ("the '146 patent"), and 6,211,244 ("the '244 patent") covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The '068 patent, the '003 patent and the '146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the '244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr and Teva relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and couterclaims alleging that the '068, '003, '146, and '244 are invalid and/or not infringed. On September 8, 2008, The Brigham and Women's Hospital, Amgen and the Company filed answers to Barr's and Teva's counterclaims.

By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen will vigorously prosecute these actions to protect these patents from infringement.

In 2004 and 2007, the Company partially monetized its rights to receive payments from Amgen through the issuance of Class A and Class B notes, which are non-recourse to NPS. After repayment of this debt, Sensipar royalties, if any, will return to the Company.

(12) Sale of Assets Held for Sale

In June 2007, the Company sold land and a 85,795 square foot laboratory and office building, including certain equipment and furnishings, located in Mississauga, Ontario, Canada for $4.4 million. The Company recognized a gain on sale of assets held for sale during the nine months ended September 30, 2007 of $1.8 million on this transaction.

(13) Lease Termination Agreement

In July 2007, the Company entered into a Lease Termination Agreement with the Mars Discovery District (MaRs) in which the Company's operating lease for the office and laboratory space in Toronto, Canada was terminated. Pursuant to the Lease Termination Agreement, the Company sold its Tenant Improvements to a third party for $2.4 million. In August 2007, the Company auctioned off the remaining Toronto facility equipment for

$1.1 million. The Company recognized a gain on sale of fixed assets during the three and nine months ended September 30, 2007 of $3.2 million on these transactions. The termination of the Company's operating lease and sale of its leasehold tenant improvements was part of the Company's restructuring initiatives, which included a plan to close its Mississauga and Toronto facilities and discontinue all operations in Canada.

(14) Sale of Building and Termination of Ground Lease

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

(15) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, or FSP, No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for the Company's financial statements issued in the first quarter of 2009. The Company is currently evaluating the impact this FSP will have on its financial position or results of operations.

The Company adopted FASB Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS No. 157 as related to non-financial assets and non-financial liabilities, effective January 1, 2009 and the Company does not expect this adoption to have a material impact on its consolidated financial statements.

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity's business and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-01 is effective for fiscal years beginning after December 15, 2008, and is to be applied using a modified retrospective method to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact, if any, the adoption of EITF 07-1 will have on its consolidated financial position, results of operations and cash flows.

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

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward- looking statements due to a number of factors, including:

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

Overview

We are a biopharmaceutical company engaged in the development of specialty therapeutics to treat gastrointestinal and endocrine disorders with high unmet medical need. Our lead clinical programs involve two proprietary proteins to restore or replace biological function, GATTEXTM (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection or PTH 1-84). Teduglutide is an analog of GLP-2, a protein involved in the regeneration of the intestinal lining, and is in Phase 3 clinical development as GATTEX for the treatment of intestinal failure associated with short bowel syndrome (SBS). SBS affects patients who have had 50% or more of their small intestine removed. We are also evaluating teduglutide's role in treating other gastrointestinal conditions associated with intestinal failure, specifically gastrointestinal mucositis, pediatric indications, and Crohn's disease. NPSP558 is entering Phase 3 clinical testing as a hormone therapy for hypoparathyroidism, a disorder that decreases blood calcium due to an insufficiency of parathyroid hormone. Our partner Nycomed markets PTH 1-84 under the brand name Preotact® for the treatment of osteoporosis in Europe. In addition to our proprietary clinical portfolio, we have a number of royalty-based clinical and commercial stage programs.

We have incurred cumulative losses from inception through September 30, 2008 of approximately $896.4 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and commercial manufacturing for GATTEX and NPSP558 in the U.S.

Collaborative Agreement Recent Developments

In September 2008, we were notified by GlaxoSmithKline ("GSK") that they have decided to terminate a Phase 2 dose-range finding study with Ronacaleret (SB-751689) in post-menopausal women with osteoporosis (study "CR9108963") earlier than expected due to an observed lack of efficacy based on lumbar spine and hip bone mineral density.  Ronacaleret (751689) is a calcilytic compound developed under a November 1993 collaborative research and worldwide exclusive license agreement between the Company and GSK for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism.

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

In December 2006, we entered into an agreement with Ortho-McNeil Pharmaceuticals, Inc. (Ortho), a wholly owed subsidiary of Johnson & Johnson (J&J) pertaining to certain NPS patents. In 2006, Ortho paid us an $8.0 million fee and agreed to pay royalties on product sales. In January 2008, Ortho announced that it submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for tapentadol hydrochloride immediate release (IR) tablets, an investigational oral analgesic for the relief of moderate to severe acute pain, which is covered under our agreement with Ortho. If approved, Ortho is required to pay us a royalty on the product's sales. Tapentadol is a novel investigational, centrally acting oral analgesic. It is being developed in immediate-release and extended-release formulations.

A discussion of our collaboration arrangements with other pharmaceutical and biotechnology companies can be found under "Item 1 - Business - Collaborative, Research, Development and License Agreements" in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

Results of Operations

Three Months Ended September 30, 2008 and 2007

The following table summarizes selected operating statement data for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Royalties	$21,703	$15,268
Product sales	-	12,357
Milestones and license fees	4,372	1,536
Total revenues	$26,075	$29,161

Operating expenses:
Cost of royalties	$1,705	$1,228
% of royalties	8%	8%
Cost of goods sold	$-	$823
% of product sales	-%	7%
Cost of license fees	$885	$-
% of milestones and license fees	20%	-%
Research and development	$5,797	$5,400
% of total revenue	22%	19%
General and administrative	$3,148	$5,744
% of total revenue	12%	20%
Restructuring (credits) charges	$(5)	$1,013
Gain on sale of fixed assets	$-	$(6,459)
Gain on sale of assets held for sale	$-	$-

Revenues. Substantially all our revenues are from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $26.1 million for the quarter ended September 30, 2008 compared to $29.2 million for the quarter ended September 30, 2007. We recognized revenue under our research and license agreements during the three months ended September 30, 2008 and 2007, respectively, as follows:

  Under our agreement with Amgen for Sensipar® (cinacalcet HCl), we recognized revenue of $19.0 million and $14.3 million;

The increase in royalty revenue earned from Amgen is due to sales growth of Sensipar (cinacalcet HCl). Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties are used to repay the non-recourse debt issued in August 2007 and December 2004.

  Under our agreement with Nycomed for Preotact® (parathyroid hormone [rDNA origin] injection) and teduglutide, we recognized revenue of $6.5 million and $14.8 million; and

We recognized increased teduglutide license fee revenue from Nycomed of $4.4 million during the three months ended September 30, 2008 versus zero last year under the September 2007 Nycomed Agreement. $4.4 million of the up-front license fees have been deferred at September 30, 2008 and are estimated to be recognized as revenue over the balance of 2008.

We recognized Preotact royalty revenue from Nycomed of $2.2 million during the three months ended September 30, 2008 versus $949,000 last year due to continued successful introduction of this product by Nycomed.

We recognized zero revenues from bulk sales of Preotact product this year versus $12.4 million during the three months ended September 30, 2007. Nycomed has assumed the responsibility for manufacturing Preotact during the first quarter of 2008.

We recognized zero revenues for Nycomed Preotact milestone and license fees this year versus $1.5 million during the three months ended September 30, 2007 due to the completion of our continuing involvement in the Nycomed Preotact Agreement during the first quarter of 2008, in which we recognized all remaining deferred milestone revenue.

  Under our agreement with Kyowa Kirin, (formerly Kirin Pharma), for REGPARA® (cinacalcet HCl), we recognized revenue of $531,000 and zero.

During the three months ended September 30, 2008, we recognized royalty revenue of $531,000 from Kyowa Kirin's sales of REGPARA in Japan, which was launched in the first quarter of 2008.

Cost of Royalties. Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of $1.7 million and $1.2 million, respectively, during the three months ended September 30, 2008 and 2007. The increase in cost of royalties is due to increased sales of cinacalcet HCl by Amgen and the launch of REGPARA in Japan by Kyowa Kirin. Under our agreement with the Brigham and Women's Hospital, our royalty obligation is completed when cumulative royalty expense reaches $15.0 million, which we expect to reach during the three months ending December 31, 2008 and if so, will no longer recognize cost of royalty expense related to sales of cinacalcet HC1 after December 31, 2008.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of Preotact in the EU, for product sales to Nycomed. Prior to the approval of Preotact in the EU, we expensed the costs associated with inventory as research and development expense. We recorded cost of goods sold of zero and $823,000 respectively, during the three months ended September 30, 2008 and 2007. The decrease in cost of goods sold is due to lower product sales to Nycomed for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Cost of License Fees. Our cost of license fees relate to fees owed to a third party resulting from the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $885,000 during the three months ended September 30, 2008. Under the third party licensing agreement, we made cash payments of approximately $6.6 million related to the Nycomed GATTEX agreement. $883,000 of the license fee payment costs have been deferred at September 30, 2008 and are estimated to be recognized as expense over the balance of 2008 in conjunction with the deferred revenue related to these costs.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. For the three months ended September 30, 2008 our research and development expenses increased to $5.8 million from $5.4 million for the three months ended September 30, 2007. The increase in research and development expenses primarily related to a $1.8 million credit to rent expense which was recorded during the three months ended September 30, 2007 from the termination of a facility lease in Canada, offset by (i) a $856,000 decrease in outside services, project management and monitoring services; (ii) a $289,000 decrease in depreciation expense; (iii) a $169,000 decrease in personnel and related costs; and (iv) other overall decreases in overhead costs, all primarily due to the restructurings.

General and Administrative. Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product planning activities. Our general and administrative expenses decreased to $3.1 million for the three months ended September 30, 2008 from $5.7 million for the comparative period in 2007. The reduction in general and administrative expenses primarily related to (i) a $640,000 decrease in costs primarily related to reductions in personnel; (ii) a $380,000 decrease in legal fees due to reaching our insurance deductible for litigation costs during the second quarter; (iii) a $320,000 decrease in outside costs and professional fees; (iv) a $305,000 decrease in rent, (v) a $226,000 decline in insurance related costs; and (vi) generally lower overhead costs resulting from the 2007 restructuring.

Restructuring (Credits) Charges. Our restructuring charges relate to our initiatives to restructure operations as announced March 14, 2007 and June 12, 2006. Restructuring (credits) charges for the three months ended September 30, 2008 and 2007 included a credit of $5,000 and a charge of $1.0 million, respectively. The credit during the three months ended September 30, 2008 relates primarily to a refund from our employee termination benefit provider for an overpayment of certain benefits paid in prior periods. The refund was partially offset by employee termination benefits incurred during the three months ended September 30, 2008. Restructuring charges during the three months ended September 30, 2007, were primarily comprised of employee termination benefits.

Gain on Sale of Fixed Assets.   Our gain on sale of fixed assets of $6.5 million in the three months ended September 30, 2007 relates primarily to the sale of our laboratory and administrative office building, including equipment, located in Salt Lake City, Utah in July 2007, and the sale of our leasehold improvements and equipment at a laboratory facility in Toronto, Canada in August 2007.

Interest Income. Interest income decreased primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2008 compared with 2007.

Interest Expense. Our interest expense increased to $16.4 million for the three months ended September 30, 2008 from $10.8 million for the comparable period in 2007. The increase is due primarily to an increase in the effective interest rate of our Class A Notes ($5.0 million increase) due to an increased sales forecast of Sensipar which increases our redemption premium in future periods, partially offset by lower interest expense ($489,000) resulting from a $24.5 million principal payment on the Class A Notes in March 2008. The increase is also attributable to a $2.8 million increase in interest expense on debt agreements entered into in the second half of 2007 including (i) the Class B notes ($2.2 million increase); (ii) the 5.75% convertible notes ($310,000 increase); and (iii) DRI Capital's purchase of our Preotact royalty, accounted for as debt ($325,000 increase). The increase was partially offset by a reduction in interest expense on our 3% convertible notes that were substantially repaid during the fourth quarter of 2007 and completely repaid during the second quarter of 2008 ($1.7 million decrease).

Gain on Extinguishment of Debt. We recorded a $604,000 gain related to the early retirement of a portion of our outstanding 3% Convertible Notes which were purchased in the open market at a discount during the three months ended September 30, 2007.

Loss on Impairment of Marketable Investment Securities. We recorded a $10.8 million impairment charge related to an other-than-temporary decline in fair value of our ARS during the three months ended September 30, 2008. (See Liquidity and Capital Resources)

Nine Months Ended September 30, 2008 and 2007

The following table summarizes selected operating statement data for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Revenues:
Royalties	$51,894	$35,529
Product sales	1,684	14,939
Milestones and license fees	24,636	1,799
Total revenues	$78,214	$52,267

Operating expenses:
Cost of royalties	$4,690	$3,363
% of royalties	9%	9%
Cost of goods sold	$1,350	$2,875
% of product sales	80%	19%
Cost of license fees	$4,724	$-
% of milestones and license fees	19%	-%
Research and development	$16,063	$28,121
% of total revenue	21%	54%
General and administrative	$15,725	$17,667
% of total revenue	20%	34%
Restructuring (credits) charges	$(305)	$12,252
Gain on sale of fixed assets	$-	$(6,459)
Gain on sale of assets held for sale	$-	$(1,826)

Revenues. Our revenues were $78.2 million for the nine months ended September 30, 2008, compared to $52.3 million for the nine months ended September 30, 2007. We recognized revenue under our research and license agreements during the nine months ended September 30, 2008 and 2007 respectively, as follows:

  Under our agreement with Amgen, we recognized revenue of $44.6 million and $33.4 million;

The increase in royalty revenue earned from Amgen is due to sales growth of Sensipar (cinacalcet HCl). Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties are used to repay the non-recourse debt issued in August 2007 and December 2004.

  Under our agreement with Nycomed, we recognized revenue of $32.5 million and $18.7 million; and

We recognized increased teduglutide license fee revenue from Nycomed of $23.3 million during the nine months ended September 30, 2008 versus zero last year under the September 2007 Nycomed Agreement. $4.4 million of the up-front license fees have been deferred at September 30, 2008 and are estimated to be recognized as revenue over the balance of 2008.

We recognized Preotact royalty revenue from Nycomed of $6.2 million during the nine months ended September 30, 2008 versus $2.0 million last year due to continued successful introduction of this product by Nycomed.

We recognized $1.7 million in revenues from bulk sales of Preotact product this year versus $14.9 million during the nine months ended September 30, 2007. Nycomed has assumed the responsibility for manufacturing Preotact during the first quarter of 2008.

We recognized $1.3 million in revenues for Nycomed Preotact milestone and license fees this year versus $1.7 million during the nine months ended September 30, 2007. During the first quarter of 2008 we completed our continuing involvement in the Nycomed Preotact Agreement and therefore, we recognized all remaining deferred milestone revenue.

  Under our agreement with Kyowa Kirin, we recognized revenue of $1.1 million and zero.

During the nine months ended September 30, 2008, we recognized royalty revenue of $1.1 million from Kyowa Kirin's sales of REGPARA in Japan, which was launched in the first quarter of 2008.

Cost of Royalties. We recorded cost of royalties of $4.7 million and $3.4 million, respectively, during the nine months ended September 30, 2008 and 2007. The increase in cost of royalties is due to increased sales of Sensipar by Amgen and the launch of REGPARA in Japan by Kyowa Kirin in the first quarter of 2008. Under our agreement with the Brigham and Women's Hospital, our royalty obligation is completed when cumulative royalty expense reaches $15.0 million, which we expect to reach during the three months ended December 31, 2008 and if so, will no longer recognize cost of royalty expense related to sales of cinacalcet HC1 after December 31, 2008.

Cost of Goods Sold. We recorded cost of goods sold of $1.4 million and $2.9 million, respectively, during the nine months ended September 30, 2008 and 2007. The decrease in cost of goods sold is due to lower product sales to Nycomed for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cost of License Fees. We recorded cost of license fees of $4.7 million during the nine months ended September 30, 2008. Under the third party licensing agreement, we made cash payments of approximately $6.6 million related to the Nycomed GATTEX agreement. $883,000 of the license fee payment costs have been deferred at September 30, 2008 and are estimated to be recognized as expense over the balance of 2008.

Research and Development. Our research and development expenses decreased to $16.1 million for the nine months ended September 30, 2008 from $28.1 million for the comparable period in 2007. The decrease is principally due to (i) a $5.7 million decrease in outside services, project management and data management; (ii) a $4.9 million decrease in personnel and related costs; (iii) a $1.3 million decrease in depreciation expense; (iv) a $640,000 decrease in utility costs; and (v) a $254,000 decrease in insurance costs, all primarily due to the restructuring, offset by a $1.2 million credit in rent expense which was recorded during the nine months ended September 30, 2007 from the termination of a facility lease in Canada.

General and Administrative. Our general and administrative expenses decreased to $15.7 million for the nine months ended September 30, 2008 from $17.7 million for the comparable period in 2007. The decrease is due primarily to (i) a $2.9 million decrease in personnel and related costs related to the restructurings; (ii) a $1.1 million decrease in administrative and overhead costs such as utilities, software and IT support, and insurance; (iii) a $483,000 decrease in rent expense; and (iv) a $273,000 net decrease in legal fees, consisting of a $2.3 million increase in legal fees for the nine months ended September 30, 2008 offset by a $2.7 million credit for legal fees that are reimbursable by our insurance carriers for the consolidated shareholders' securities class action lawsuit; and (v) $252,000 decrease in outside services and professional fees, partially offset by $3.3 million of expenses associated with the departure of our former chief executive officer, pursuant to his employment agreement, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards.

Restructuring (Credits) Charges. The (credit) charge related to the 2007 Restructuring Plan during the nine months ended September 30, 2008 and 2007, was a credit of $305,000 and a charge of $11.8 million, respectively, and was comprised primarily of severance-related expenses. The charge related to the 2006 Restructuring Plan during the nine months ended September 30, 2008 and 2007 was zero and $476,000, respectively.

Gain on Sale of Fixed Assets.   Our gain on sale of fixed assets of $6.5 million in the nine months ended September 30, 2007 relates primarily to the sale of our laboratory and administrative office building, including equipment, located in Salt Lake City, Utah in July 2007, and the sale of our leasehold improvements and equipment at a laboratory facility in Toronto, Canada in August 2007.

Gain on Sale of Assets Held for Sale.   Our gain on sale of assets held for sale relates to the sale of our laboratory and administrative office building, including equipment, located in Mississauga, Ontario, Canada in June 2007. Our gain on sale of assets held for sale during the nine months ended September 30, 2008 and 2007 was zero and $1.8 million, respectively.

Interest Income. Interest income decreased primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2008 compared with 2007.

Interest Expense. Interest expense increased to $49.0 million for the nine months ended September 30, 2008 from $24.4 million for the comparable period in 2007. The increase is due primarily to a $17.7 million increase in interest expense on debt agreements entered into in the second half of 2007 including (i) the Class B notes ($10.8 million), (ii) DRI Capital's purchase of our Preotact royalty, accounted for as debt ($5.1 million); and (iii) the 5.75% convertible notes ($1.8 million). The increase is also attributable to an increase in the effective interest rate of our Class A Notes ($14.3 million increase) due to an increased sales forecast of Sensipar which increases our redemption premium in future periods partially offset by (i) lower interest expense resulting from a $24.5 million principal payment on the Class A Notes in March 2008 ($1.4 million decrease); (ii) a reduction in interest expense on our 3% convertible notes that were substantially repaid during the fourth quarter of 2007 and completely repaid during the second quarter of 2008 ($5.2 million decrease); and (iii) a reduction in interest expense on our Salt Lake City building which was repurchased during the second quarter of 2007 ($808,000 decrease).

Loss on Extinguishment of Lease Financing Obligation. We recorded a $970,000 charge related to the early extinguishment of our lease financing obligation related to our Salt Lake City building during the nine months ended September 30, 2007.

Gain on Extinguishment of Debt. We recorded a $604,000 gain related to the early extinguishment of a portion of our outstanding 3% Convertible Notes, which we purchased in the open market at a discount during the during the nine months ended September 30, 2007.

Loss on Impairment of Marketable Investment Securities. We recorded a $14.7 million impairment charge related to an other-than-temporary decline in fair value of our ARS during the nine months ended September 30, 2008. (See Liquidity and Capital Resources)

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2008	2007
Cash, cash equivalents, and current marketable investment securities	$107,769	$133,331
Total assets	201,962	231,853
Current debt	28,027	24,992
Non-current debt	321,166	336,449
Stockholders' deficit	$(207,839)	$(191,656)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. As of September 30, 2008, we have recognized $325.6 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.6 million from the sale of equity securities for cash, and $555.2 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $107.8 million at September 30, 2008. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are considered illiquid and will be until there is a successful auction for them and therefore, we have classified ARS (except "the Sold ARS" - see below) as non-current assets as of September 30, 2008 and December 31, 2007.

The estimated value of our ARS holdings at September 30, 2008, was $15.0 million, which is $14.7 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC or by our investment advisors. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of September 30, 2008 have experienced an other-than-temporarily decline in fair value and have recorded a corresponding impairment charge of $14.7 million during the nine months ended September 30, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further.

The following table summarizes our cash flow activity for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash used in operating activities	$(6,064)	$(16,299)
Net cash provided by investing activities	$32,990	$43,090
Net cash (used in) provided by financing activities	$(20,404)	$142,554

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2008 compared to $16.3 million for the nine months ended September 30, 2007. The decrease in net cash used in operating activities during the nine months ended September 30, 2008 compared to the same period in the prior year is primarily a result of lower spending due to the restructurings, described previously.

Net cash provided by investing activities was $33.0 million during the nine months ended September 30, 2008 compared to $43.1 million during the nine months ended September 30, 2007. Net cash provided by investing activities during the nine months ended September 30, 2008 and 2007 was primarily the result of the sale and maturity of marketable investment securities. We also received $24.6 million in proceeds on the sale of our Mississauga and Salt Lake City facilities and leasehold tenant improvements at MaRs in 2007. Capital expenditures for the nine months ended September 30, 2008 and 2007 were $61,000 and $42,000, respectively.

Net cash used in financing activities was $20.4 million during nine months ended September 30, 2008 compared to $142.6 million provided by financing activities during the nine months ended September 30, 2007. Cash used in financing activities during the nine months ended September 30, 2008 primarily consisted of principal payments of $25.1 million on our Class A Notes, 3% convertible notes and capital lease obligation. This was partially offset by reductions in our restricted cash balances related to our Class A notes of $4.1 million in the nine months ended September 30, 2008. Cash provided by financing activities during the nine months ended September 30, 2007 primarily relates to the issuance of $100.0 million Class B Notes, the $50.0 million issuance of 5.75% Convertible Notes and the $50.0 million sale of PREOTACT royalties to DRI and the $5.7 million decrease in our restricted cash balances related to our Class A Notes. Cash provided by financing activities was partially offset by the purchase of our Salt Lake City administrative and office building and related retirement of our lease financing obligations for $20.0 million in May 2007, the repurchase and retirement of a portion of our 3% Convertible Notes for $19.5 million, principal payments of $19.3 million on our Class A Notes and the payment of $4.8 million in debt issuance costs. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $612,000 and $423,000, respectively, of cash during the nine months ended September 30, 2008 and 2007. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of NPS's stock relative to the exercise price of such options.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2008, we have a total commitment of up to $405,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, or FSP, No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,

Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP will be effective for our financial statements issued in the first quarter of 2009. We are currently evaluating the impact this FSP will have on our financial position or results of operations.

We adopted FASB Statement on Financial Accounting Standard No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value. In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Based on this guidance, we expect to adopt the provisions of SFAS No. 157 as related to non-financial assets and non-financial liabilities, effective January 1, 2009 and we do not expect this adoption to have a material impact on our consolidated financial statements.

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

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-3, Advance Payments for Research and Development Activities, or EITF 07-3. EITF 07-3 requires companies to record non-refundable advance research and development payments to acquire goods and services as an asset if the contracted party has not yet performed the related activities. The amount capitalized is then recognized as expense when the research and development activities are performed. We adopted EITF 07-3 on January 1, 2008, which is to be applied prospectively for new contractual agreements entered into after that date. The adoption of EITF 07-3 did not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, and our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities could be significant to the financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We typically invest in highly liquid, investment-

grade securities and money market funds of various issues, types and maturities (see Marketable Securities Risk below). These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income in stockholders' deficit. Our 5.75% Convertible Notes in the principal amount of $50.0 million due August 7, 2014, our 8.0% Class A Notes in the principal amount of $130.0 million and our 15.5% Class B Notes in the principal amount of $119.1 million each have a fixed interest rate. The fair value of the convertible notes are affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the secured notes are affected by changes in the interest rates and by expected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At September 30, 2008, included within our investment portfolio are investments in ARS with a fair value of $15.0 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates the principal value. Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of September 30, 2008 have experienced an other-than- temporary decline in fair value and have recorded a corresponding impairment charge of $14.7 million during the nine months ended September 30, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further. See Note 4 to the condensed consolidated financial statements.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts receivable, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the September 30, 2008 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.
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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2008, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were not effective, due to the material weaknesses in internal control over financial reporting, described below, that existed at December 31, 2007 and continue to exist at September 30, 2008.

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

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as follows. We have engaged a third party and have commenced a comprehensive risk assessment and evaluation of our internal control over financial reporting process. Management continues to monitor the situation.

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

  We have hired an assistant controller to increase the level of finance, GAAP and accounting knowledge and experience and will provide requisite GAAP and SEC training to personnel responsible for our financial statement preparation;
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

Securities Class Action.

A consolidated shareholders' securities class action lawsuit is currently pending against us and certain of our present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK. By order dated September 14, 2006, the court consolidated four separately filed lawsuits into this action. By order dated November 17, 2006, the court appointed lead plaintiff and counsel for the proposed class. On January 16, 2007, the lead plaintiff and its counsel filed a consolidated amended complaint asserting two federal securities claims on behalf of lead plaintiff and all other shareholders of NPS who purchased publicly traded shares of NPS between August 7, 2001, and May 2, 2006, which period is referred to in this paragraph as the "class period." The consolidated complaint asserts two claims: a claim founded upon Section 10(b) of the Securities Exchange Act of 1934, or the 1934 Act, and SEC Rule 10b-5 promulgated thereunder, which is asserted against all defendants, and a claim founded upon Section 20(a) of the 1934 Act, which is asserted against the individual defendants. Both claims are based on the allegations that, during the class period, NPS and the individual defendants made false and misleading statements to the investing public concerning PREOS. The consolidated complaint alleges that false and misleading statements were made during the class period concerning the efficacy of PREOS as a treatment for postmenopausal osteoporosis, the potential market for PREOS, the risk of hypercalcemic toxicity as a side effect of injectable PREOS, and the prospects of FDA approval of our NDA for injectable PREOS. The complaint also alleges claims of option backdating and insider trading of NPS stock during the class period. The consolidated complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 19, 2007, the defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion. On February 29, 2008, lead plaintiff filed its reply brief in support of the motion for class certification. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation commencing on June 3, 2008.

Following mediation, the parties reached an agreement to settle this matter, and entered into a Memorandum of Understanding ("MOU") with respect to the same. The MOU memorializes the terms pursuant to which the plaintiffs and the defendants intend to settle the case, subject to court approval. Under the terms of the MOU, the defendants' directors' and officers' liability insurers will pay $15 million in resolution of the matter and all claims asserted against us, and the other named defendants will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. We have recorded $15.0 million as Litigation receivable and Litigation payable on our balance sheet as of September 30, 2008. The settlement is subject to negotiation of definitive settlement documents and preliminary and final court approvals following notices to shareholders and members of the class.

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

Defendants filed a motion to dismiss the lawsuit, which the court granted by order dated July 8, 2007, without prejudice with leave to file an Amended Complaint. In the order, the court also granted plaintiff leave to propound a books and records inspection demand under Utah law and to amend the shareholder derivative complaint.

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

Three shareholder derivative actions titled Wagner v. Tombros, et al ., Alvarez v. Jackson, et al .., and Sutton v. Tombros , et al., were filed in the U.S. District Court for the District of Utah on July 24, 2007, August 17, 2007, and November 14, 2007, respectively and are pending there. These lawsuits, as amended by the consolidated action described below, allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. The lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation and Proposed Order to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. The Order was entered by the court on May 9, 2008. On June 30, 2008, the plaintiffs filed a consolidated shareholder derivative complaint in this action titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK. On August 14, 2008, defendants filed two motions to dismiss: one motion to dismiss on behalf of all defendants for failure to plead demand futility, and a second motion to dismiss on behalf of the individual defendants for failure to state a claim. On the same date, defendants also filed a motion in the alternative to stay the derivative suit in favor of In re NPS Pharmaceuticals, Inc. Securities Litigation, which is pending before the same court. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation of all of the derivative cases commencing on June 3, 2008. On October 1, 2008, pursuant to a stipulation by the parties, the court ordered that Plaintiffs' obligation to respond to the pending motions was extended until November 1, 2008.

Following mediation, the parties reached an agreement in principle to settle this action. Under the terms of the agreement in principle, the defendants' directors' and officers' liability insurers will pay $1 million toward plaintiffs' legal fees in resolution of the matter and all claims asserted against the defendants will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. As a term of the settlement, we will also implement certain policy changes. We have recorded $1.0 million as Litigation receivable and Litigation payable on our balance sheet as of September 30, 2008. The parties expect to enter into a MOU and formal settlement agreement in the near future and to thereafter seek court approval.

No reserve has been established in the financial statements for any of the legal proceedings described above as we do not believe that such a reserve is required to be established at this time under SFAS No. 5. However, if in a future period, events in any such legal proceedings render it probable that a loss will be incurred and if such loss is reasonably estimable at that time, we will establish such a reserve. Thus, it is possible that legal proceedings and settlements arising therefrom, if any, may have a material adverse impact on our operating results for that period, financial position and or liquidity.

Sensipar® (Cinacalcet HCl) Patent Infringement Litigation.

On June 16, 2008, we reported the receipt of Paragraph IV Certification Notice Letters ("Notice Letters") related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration (FDA) by Barr Laboratories Inc. ("Barr") and Teva Pharmaceutical USA, Inc.. ("Teva") requesting approval to market and sell generic versions of Sensipar (cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 ("the '068 patent"), 6,031,003 ("the '003 patent"), 6,313,146 ("the '146 patent"), and 6,211,244 ("the '244 patent") covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under our licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The '068 patent, the '003 patent and the '146 patent are co-owned by us and The Brigham and Women's Hospital, which licensed its rights to us. We have licensed rights to these patents and the '244 patent to Amgen. On July 25, 2008, along with The Brigham and Women's Hospital and Amgen, we filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr and Teva relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and couterclaims alleging that the '068, '003, '146, and '244 are invalid and/or not infringed. On September 8, 2008, along with the Brigham and Women's Hospital and Amgen, we filed answers to Barr's and Teva's counterclaims.

By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. We are confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen will vigorously prosecute these actions to protect these patents from infringement.

In 2004 and 2007, we partially monetized our rights to receive payments from Amgen through the issuance of Class A and Class B notes, which are non-recourse to us. After repayment of this debt, Sensipar royalties, if any, will return to us.

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

NPS PHARMACEUTICALS, INC.

Date: November 5, 2008	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF