Form 10-Q
period 2009-03-31
NPS PHARMACEUTICALS INC
filed 2009-05-05
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☐     NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at April 28, 2009
Common Stock $.001 par value	47,503,837

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$51,862	$50,834
Marketable investment securities	40,266	46,546
Restricted cash and cash equivalents	49,570	37,016
Accounts receivable	18,192	25,406
Litigation settlement receivable	16,000	16,000
Prepaid expenses	981	1,144
Other current assets	904	1,550
Total current assets	177,775	178,496

Equipment, net	423	285
Goodwill	9,429	9,429
Marketable investment securities	6,548	8,752
Debt issuance costs, net	4,701	5,158
Other assets	1,874	1,486
	$200,750	$203,606

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,447	$27,897
Litigation settlement payable	16,000	16,000
Deferred revenue	624	2,494
Current installments of notes payable and capital lease obligations	42,723	35,498
Total current liabilities	89,794	81,889
Notes payable and capital lease obligations, less current portion	315,841	318,291
Other liabilities	20,360	18,512
Total liabilities	425,995	418,692

Commitments and contingencies (notes 7, 9 and 10)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 47,503,837 shares and 47,467,164 shares, respectively	48	47
Additional paid-in capital	690,703	689,947
Accumulated other comprehensive loss:
Net unrealized gains on marketable investment securities	251	470
Foreign currency translation losses	(631)	(670)
Accumulated deficit	(915,616)	(904,880)
Total stockholders' deficit	(225,245)	(215,086)
	$200,750	$203,606

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Royalties	$14,408	$12,698
Product sales	-	1,684
Milestones and license fees	1,921	10,798
Total revenues	16,329	25,180

Operating expenses:
Cost of royalties	-	1,373
Cost of goods sold	-	1,350
Cost of license fees	358	1,920
Research and development	5,832	4,857
General and administrative	4,553	10,592
Total operating expenses	10,743	20,092
Operating income	5,586	5,088
Other income (expense):
Interest income	600	1,846
Interest expense	(15,691)	(16,945)
Loss on impairment of marketable investment securities	(2,204)	(3,502)
Other	(41)	420
Total other expense, net	(17,336)	(18,181)
Loss before income tax benefit	(11,750)	(13,093)
Income tax benefit	(1,014)	-
Net loss	$(10,736)	$(13,093)

Net loss per common and potential common share
Basic and diluted	$(0.22)	$(0.28)

Weighted average common and potential common
shares outstanding:
Basic and diluted	47,959	47,447

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,736)	$(13,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36	36
Accretion of premium (discount) on marketable investment securities	(52)	(22)
Recognized loss on impairment of marketable investment securities	2,204	3,502
Non-cash interest expense	7,262	6,961
Non-cash royalty receivable	(2,060)	(1,814)
Compensation expense on share based awards	672	3,490
(Increase) decrease in operating assets:
Accounts receivable	6,809	4,306
Prepaid expenses, other current assets and other assets	420	3,135
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,938	(9,909)
Deferred revenue	(1,870)	(10,793)
Other liabilities	1,847	2,635
Net cash provided by (used in) operating activities	7,470	(11,566)

Cash flows from investing activities:
Sales of marketable investment securities	-	33,216
Maturities of marketable investment securities	8,500	4,000
Purchases of marketable investment securities	(2,387)	(5,811)
Acquisitions of fixed assets	(100)	-
Net cash provided by investing activities	6,013	31,405

Cash flows from financing activities:
Principal payments on notes payable and capital lease	(19)	(24,458)
Proceeds from issuance of common stock	85	-
(Increase) decrease in restricted cash and cash equivalents	(12,554)	24,560
Net cash (used in) provided by financing activities	(12,488)	102

Effect of exchange rate changes on cash	33	(195)

Net increase in cash and cash equivalents	1,028	19,746
Cash and cash equivalents at beginning of period	50,834	91,682
Cash and cash equivalents at end of period	$51,862	$111,428

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,325	$14,381
Cash paid for income taxes	-	900

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	(2,423)	(984)
Accrued acquisition of fixed assets	74	-
Debt issued in lieu of interest	4,794	4,117

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2008, included in the Company's 2008 Annual Report on Form 10-K filed with the SEC.

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

Revisions to Previously Issued 2008 Financial Statements

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company reclassified $1.6 million for the three months ended March 31, 2008, from research and development expenses to selling, general and administrative expenses, for legal costs related to patents that were incorrectly included in research and development expenses in 2008.

(2) Loss Per Common Share

Basic net income (loss) per common share is the amount of income (loss) for the period divided by the weighted average shares of common stock outstanding during the reporting period. Diluted income (loss) per common share is the amount of income (loss) for the period plus interest expense on convertible debt divided by the sum of common stock outstanding during the reporting period and weighted average shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares.

Potential common shares of approximately 13.2 million and 14.2 million during the three months ended March 31, 2009 and 2008, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debentures were approximately 9.2 million common shares for the three months ended March 31, 2009 and 2008. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.0 million and 5.0 million common shares, for the three months ended March 31, 2009 and 2008, respectively.

(3) Concentrations

The Company recognized non-United States revenue of $4.7 million and $14.5 million during the three months ended March 31, 2009 and 2008, respectively. Substantially all of the Company's revenues for the three months ended March 31, 2009 and 2008 were from three and two licensees of the Company, respectively. As of March 31, 2009 and December 31, 2008, substantially all of the Company's accounts receivable balances were from three licensees and four licensees, respectively.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction-rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid and will be until there is a successful auction for them and therefore, the Company has classified ARS as non-current assets as of March 31, 2009 and December 31, 2008.

The estimated value of the Company's ARS holdings was $6.5 million and $8.8 million at March 31, 2009 and December 31, 2008, respectively, which were $23.2 million and $20.9 million, respectively, less than the principal value of $29.7 million. In estimating the fair value of the Company's ARS, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value, as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS held as of March 31, 2009 and 2008, except those subject to the settlement (see below), have experienced an other-than-temporary decline in fair value. Accordingly, the Company has recorded impairment charges of $2.2 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further.

In October 2008, the Company entered into a settlement agreement to sell certain of its ARS back to its investment advisor no later than June 2010 at par of $1.8 million, and the Company transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million, as of March 31, 2009 and December 31, 2008, respectively, which have been recorded as long-term ARS, and the Company has recognized $365,000 and $351,000 as a put option in other long-term assets at March 31, 2009 and December 31, 2008, respectively, and a $14,000 corresponding gain in other income for the three months ended March 31, 2009. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159") entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company elected the fair value measurement option under SFAS No. 159 for its ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of March 31, 2009 and December 31, 2008 (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Marketable investment securities	$40,266	$-	$-	$40,266
Marketable investment securities, non-current	-	-	6,548	6,548

Total assets at fair value at March 31, 2009	$40,266	$-	$6,548	$46,814

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Marketable investment securities	$46,546	$-	$-	$46,546
Marketable investment securities, non-current	-	-	8,752	8,752

Total assets at fair value at December 31, 2008	$46,546	$-	$8,752	$55,298

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Beginning balance	$8,752	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	(2,204)	(3,454)
Included in other comprehensive income	-	650
Transfers in (out) of Level 3	-	1,750
Sales	-	(26,036)
Ending balance	$6,548	$26,196
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$2,204	$3,454

Effective this quarter, the Company implemented SFAS No. 157, for its nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of SFAS No. 157 did not impact the Company's financial position or results of operations.

(6) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended
	March 31,
	2009	2008
Other comprehensive income (loss):
Gross unrealized loss on marketable investment securities
during the period	$(2,423)	$(984)
Reclassification for recognized loss on marketable
investment securities during the period	2,204	3,502
Net unrealized (loss) gain on marketable investment securities	(219)	2,518
Foreign currency translation gain (loss)	39	(550)
Net loss	(10,736)	(13,093)
Comprehensive loss	$(10,916)	$(11,125)

(7) Long-term Debt Obligations

The following table reflects the carrying value of the Company's long-term debt obligations under various financing arrangements as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Convertible notes	$50,000	$50,000
Secured notes	308,491	303,697
Capital lease	73	92
Total borrowings	358,564	353,789
Less current position	42,723	35,498
Total long-term debt obligations	$315,841	$318,291

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $709,000 and $725,000 as of March 31, 2009 and December 31, 2008, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75 % Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of March 31, 2009.

(b) Secured Notes Payable

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen, Inc., which develops and commercializes Sensipar® (cinacalcet HCl). Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of March 31, 2009 and December 31, 2008, the outstanding principal balance on the Class A Notes was $130.0 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of March 31, 2009 and December 31, 2008, the Company classified $42.7 and $35.4 million, respectively, of the Class A Notes as current based on royalty payments accrued during the three months ended March 31, 2009 and the year ended December 31, 2008 plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. The estimated life is based on projections of royalties to be earned from Sensipar sales. Accrued interest on the Class A Notes was approximately $27.0 million and $21.9 million as of March 31, 2009 and December 31, 2008, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 24.5%.

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain Preotact sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company has determined that it should classify the initial up-front purchase price as debt and amortize using the effective interest rate method over an estimated life of 11 years. The liability recorded related to the DRI transaction was $50.0 million as of March 31, 2009 and December 31, 2008, and accrued interest under the DRI agreement was $3.6 million and $4.1 million as of March 31, 2009 and December 31, 2008, respectively. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including issuance costs, is approximately 15.1%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. The outstanding principal balance on the Class B Notes, including PIK Notes of $28.5 million and $23.7 million, were $128.5 million and $123.7 million, as of March 31, 2009 and December 31, 2008, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%. The fair value of the Class B Notes was estimated to be $65.0 million and $75.0 million as of March 31, 2009 and December 31, 2008, respectively, based on broker estimates.

(8) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability under the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and state) and Canada as of March 31, 2009 and December 31, 2008. Also, due to the Company's net operating loss carryforwards, the Company does not believe any of its unrecognized tax benefits, if any, would have an impact on the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of March 31, 2009, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2003. The statute of limitations for income tax audits in the U.S. remains open for the tax years ended on or after December 31, 2003.

The Company recorded income tax benefit of $1.0 million for the three months ended March 31, 2009 related to the Company's recognition of refundable income tax credits from the Canadian province of Quebec relating to research and development activities for which the statute of limitations expired.

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

On March 19, 2007, the defendants filed a motion to dismiss the consolidated complaint, which the court denied on July 3, 2007. On August 1, 2007, the court entered a scheduling order setting a trial date for the action on April 20, 2009. On November 1, 2007, lead plaintiff filed its motion to certify the class of shareholders that it seeks to represent in the action. On January 30, 2008, defendants filed an opposition to this motion. On February 29, 2008, lead plaintiff filed its reply brief in support of the motion for class certification. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation that was to commence on June 3, 2008.

Following mediation, the parties reached an agreement to settle this matter and entered into a Memorandum of Understanding (MOU) with respect to the same. The MOU memorializes the terms pursuant to which the plaintiffs and the defendants intend to settle the case, subject to court approval. Under the terms of the MOU, the defendants' directors' and officers' liability insurers will pay $15.0 million in resolution of the matter and all claims asserted against the Company, and the other named defendants will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. Subsequently, on February 24, 2009, the parties executed a Stipulation of Settlement finalizing the terms of the settlement, subject to final court approvals following notices to shareholders and members of the settlement class. On March 12, 2009, the court issued a Preliminary Order approving the Stipulation of Settlement. The final settlement hearing is scheduled to be held on June 18, 2009. The Company has recorded $15.0 million as Litigation settlement receivable and Litigation settlement payable on its balance sheets as of March 31, 2009 and December 31, 2008.

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

Three shareholder derivative actions titled Wagner v. Tombros, et al., Alvarez v. Jackson, et al., and Sutton v. Tombros, et al., were filed in the U.S. District Court for the District of Utah on July 24, 2007, August 17, 2007, and November 14, 2007, respectively and are pending there. These lawsuits, as amended by the consolidated action described below, allege the defendants made false and misleading statements concerning PREOS, and that because of these statements, the defendants breached their fiduciary duties. The lawsuits seek compensatory damages in an unspecified amount, unspecified equitable or injunctive relief and an award of an unspecified amount for plaintiff's costs and attorneys fees.

On March 13, 2008, the parties in the Wagner, Alvarez, and Sutton suits filed a Stipulation and Proposed Order to Consolidate Related Actions, Appoint Lead Counsel and Liaison Counsel and Set a Schedule. The Order was entered by the court on May 9, 2008. On June 30, 2008, the plaintiffs filed a consolidated shareholder derivative complaint in this action, titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK. On August 14, 2008, Defendants filed two motions to dismiss: one motion to dismiss on behalf of all defendants for failure to plead demand futility, and a second motion to dismiss on behalf of the individual defendants for failure to state a claim. On the same date, defendants also filed a motion in the alternative to stay the derivative suit in favor of In re NPS Pharmaceuticals, Inc. Securities Litigation, which is pending before the same court. On March 20, 2008, the court entered a stipulation by the parties staying the action pending mediation of all of the derivative cases that was to commence on June 3, 2008.

Following mediation, the parties reached an agreement in principle to settle both the state and federal derivative actions. The parties subsequently executed a Memorandum of Understanding, pursuant to which the defendants' directors' and officers' liability insurers will pay $1.0 million toward plaintiffs' legal fees in resolution of the matter and all claims asserted against the defendants, will be dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. As a term of the settlement, the Company will also implement certain corporate governance measures. On March 16, 2009, the parties entered into a Stipulation of Settlement finalizing the terms of the settlement, subject to shareholder notice and court approval. On March 25, 2009, the court issued an order preliminarily approving the Stipulation of Settlement. The final settlement hearing is scheduled to be held on May 13, 2009. The Company has recorded $1.0 million as Litigation settlement receivable and Litigation settlement payable on its balance sheets as of March 31, 2009 and December 31, 2008.

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

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The '068 patent, the '003 patent and the '146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the '244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr and Teva relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and counterclaims alleging that the '068, '003, '146, and '244 are invalid and/or not infringed. On September 8, 2008, the Company, The Brigham and Women's Hospital and Amgen filed answers to Barr's and Teva's counterclaims. On April 3, 2009, Barr and Teva filed motions to amend their answers, defenses, and counterclaims to include allegations that the Sensipar patents are unenforceable for inequitable conduct. Teva also seeks to add a counterclaim asserting that Amgen infringes Teva's U.S. Patent No. 7,449,603. The parties are currently engaged in active discovery and the case will be placed in the trial pool in May 2010. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen will vigorously prosecute these actions to protect these patents from infringement.

(11) Stock Options

During the three months ended March 31, 2009, the Company's Board of Directors awarded a total of 378,000 options to certain of the Company's executive officers. Vesting of these options are subject to achieving certain criteria established at the beginning of each of the two and three year performance periods, beginning January 20, 2009. Vesting percentages are calculated based on the Total Shareholder Return (TSR) of NPS' common stock as compared to the TSR of the NASDAQ Biotechnology Index. The vesting schedule, as seen below, can produce vesting percentages of 0%, 50%, 115% and 125% of the options granted, half of which relate to each performance period. TSR is determined as the change in stock prices from January 20, 2009 to the end of each performance period using a 20 day average of the adjusted closing price.

Vesting Schedule
Vesting
Performance of Company	(% of Target
Stock Price Relative to the NASDAQ	Award for
Biotechnology Index	Performance Period)
Top Quartile	125%
Second Quartile	115%
Third Quartile	50%
Bottom Quartile	0%

NPS utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans. For the three months ended March 31, 2009, the Company recorded $100,000 of share-based compensation expense related to these options.

(12) Collaborations

The Company is pursuing product development both on an independent basis and in collaboration with others. Because the Company has granted exclusive development, commercialization, and marketing rights under certain of the below-described collaborative research, development, and license agreements, the success of each program is dependent upon the efforts of the licensees. Each of the respective agreements may be terminated early. If any of the licensees terminate an agreement, such termination may have a material adverse effect on the Company's operations.

Effective January 1, 2009, the Company implemented Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-1, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from the Company's collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from the Company's collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For collaborations with commercialized products, if the Company is the principal, as defined in EITF No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, or EITF 99-19, the Company records revenue and the corresponding operating costs in their respective line items within the Company's condensed consolidated statements of operations; if the Company is not the principal, the Company records operating costs as a reduction of revenue. EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF 07-1 did not affect the Company's financial position or results of operations, however it resulted in enhanced disclosures for the Company's collaboration activities.

Following is a description of significant current collaborations and license agreements:

(a) Amgen Inc.

The Company has a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing these products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized royalties from product sales of $11.6 million and $10.7 million for the three months ended March 31, 2009 and 2008, respectively, under the contract.

(b) Kyowa Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Kirin, formerly Kirin Pharma, a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kyowa Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kyowa Kirin has paid the Company $13.0 million in milestone payments. In October 2007, Kyowa Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis, where the Company achieved the 2007 milestone. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. The Company recognized license fee revenue of $0 in the three months ended March 31, 2009 and 2008. The Company recognized royalty revenue of $699,000 and $206,000 in the three months ended March 31, 2009 and 2008, respectively.

(c) Nycomed Danmark ApS

GATTEX

In September 2007 the Company entered into a license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed the right to develop and commercialize GATTEX, or teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. The Company received $35.0 million in up-front fees under the agreement. Nycomed paid the Company $10.0 million upon signing the license agreement and paid the Company an additional $25.0 million in up-front license fees in the fourth quarter of 2007. Under the terms of the agreement, the Company has the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. Under the terms of the agreement, the Company is responsible to complete the on-going Phase 3 GATTEX clinical trials in SBS and Nycomed may elect to share equally the future development costs with NPS to advance and broaden the indications for GATTEX. Additionally, under a previously existing licensing agreement with a third party, the Company was required to pay $6.6 million to the licensor and will be required to make future payments based on GATTEX royalties and milestone payments earned. Due to the Company's continuing involvement, the Company is recognizing revenue over the estimated performance period and for the three months ended March 31, 2009 and 2008, the Company has recognized $1.9 million and $9.5 million in license fee revenue, respectively. The balance of the up-front license fee has been deferred at March 31, 2009 and is expected to be recognized as revenue in 2009.

In December 2008, Nycomed and the Company agreed to share equally in both companies' external costs for the clinical trial for GATTEX in SBS. Reimbursements from Nycomed for their portion of the research and development activities are characterized as a reduction of the Company's research and development costs because performing contract research and development services is not central to the Company's operations. During the three months ended March 31, 2009 the Company recorded $698,000 as a reduction of research and development expenses.

Preotact®

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company's common stock. The agreement requires Nycomed to pay the Company up to 20.8 million Euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. To date, the Company has received 5.6 million Euros in milestone payments from Nycomed, all of which has been recognized as revenue. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize PREOS in all non-U.S. territories, excluding Japan and Israel. Nycomed's licensed rights in Canada and Mexico, however, revert back to the Company if PREOS receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement, which occurred in 2008.

Revenues from Nycomed related to the Preotact agreement are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Royalties	$2,063	$1,815
Product sales	-	1,684
Milestone and license fees	-	1,283
Total revenues	$2,063	$4,782

(13) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, or FSP, No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this FSP effective January 1, 2009. The adoption of this FSP did not have any impact on the Company's consolidated financial statements.

In June 2008, the EITF issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock. The issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock and establishes a two-step approach with which to make the determination. The adoption of this EITF did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued the following new accounting standards:

  FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4; FSP FAS 157-4 provides additional guidance for estimating fair value guidelines in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.
  FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2; and FSP FAS 115-2 and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.
  FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for the Company for the quarter ended June 30, 2009. The Company is evaluating the impact that these standards will have on its consolidated financial statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of the condensed consolidated financial statements, financial condition and results of operations of NPS in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes included in our filings with the SEC, including our 2008 Annual Report on Form 10-K.

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

•

the successful continuation of our strategic collaborations, our and our collaborators' ability to successfully complete clinical trials, receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals and commercialize products;

•	competitive factors;

•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements;

•	changes in our relationships with our collaborators;

•	variability of our royalty, license and other revenues;

•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;

•	the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;

•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;

•	technological change; and

•	general economic and market conditions.

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A in part II of this Quarterly Report on From 10-Q for the three months ended March 31, 2009 entitled "Risk Factors" which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all such reports are available, free of charge, on our Internet website under "Investors-SEC Filings," as soon as reasonably practicable after we file electronically such reports with, or furnish such reports to, the SEC. Our Internet website address is http://www.npsp.com. Information on our website does not constitute a part of this Quarterly Report on Form 10-Q.

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

We have incurred cumulative losses from inception through March 31, 2009 of approximately $915.6 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and manufacturing costs for GATTEX and NPSP558 in the U.S.

Results of Operations

Three Months Ended March 31, 2009 and 2008

The following table summarizes selected operating statement data for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Royalties	$14,408	$12,698
Product sales	-	1,684
Milestones and license fees	1,921	10,798
Total revenues	$16,329	$25,180

Operating expenses:
Cost of royalties	$-	$1,373
% of royalties	-%	11%
Cost of goods sold	$-	$1,350
% of product sales	-%	80%
Cost of license fees	$358	$1,920
% of milestones and license fees	19%	18%
Research and development	$5,832	$4,857
% of total revenue	36%	19%
General and administrative	$4,553	$10,592
% of total revenue	28%	42%

Revenues.  Substantially all our revenues are from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $16.3 million for the quarter ended March 31, 2009 compared to $25.2 million for the quarter ended March 31, 2008. We recognized revenue under our research and license agreements during the three months ended March 31, 2009 and 2008, respectively, as follows:

	Three Months Ended
	March 31,
	2009	2008
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$11,644	$10,677
Preotact (parathyroid hormone [rDNA origin] for injection)	2,063	1,815
Regpara (cinacalcet HCl)	699	206
Other	2	-
Total royalties	14,408	12,698

Product sales - preotact	-	1,684

Milestones and license fees:
GATTEX (teduglutide, recombinant GLP-2)	1,870	9,466
Preotact	-	1,283
Other	51	49
Total royalties	1,921	10,798

Total revenues	$16,329	$25,180

The increase in royalty revenue earned from Amgen for the three months ended March 31, 2009 is due to sales growth of Sensipar (cinacalcet HCl). Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties are used to repay the non-recourse debt issued in August 2007 and December 2004.

For the three months ended March 31, 2009 and 2008, our revenues related to our agreement with Nycomed for GATTEX were $1.9 million and $9.5 million, respectively. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize GATTEX in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee under the Nycomed agreement. Due to our continuing involvement under the agreement we are recognizing revenue over the estimated performance period and at March 31, 2009 we had $624,000 of deferred revenue, which we expect to recognize as revenue during the second quarter of 2009.

For the three months ended March 31, 2009, our revenues related to our agreement with Nycomed for Preotact were comprised of $2.1 million in royalty revenue. For the three months ended March 31, 2008, our revenues related to our agreement with Nycomed for Preotact were comprised of (i) $1.8 million in royalty revenue; (ii) $1.7 million in product sales; and (iii) $1.3 million in license fee and milestone revenue. In April 2006, the European Medicines Agency or EMEA approved Preotact for the treatment of postmenopausal women with osteoporosis at high risk for fractures. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital.

During the three months ended March 31, 2009 and 2008, we recognized royalty revenue of $699,000 and $206,000, respectively, from Kyowa Kirin (formerly Kirin Pharma) for sales of Regpara in Japan, which was launched in the first quarter of 2008.

Cost of Royalties.  Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of zero and $1.4 million, respectively, during the three months ended March 31, 2009 and 2008, respectively. The decrease in cost of royalties is due to us meeting our contractual obligation of under our agreement with the Brigham and Women's Hospital during the fourth quarter of 2008. Under our agreement with the Brigham and Women's Hospital, our royalty obligation was fulfilled when cumulative royalty expense reached $15.0 million.

Cost of Goods Sold. Our cost of goods sold consists of the cost of inventory, subsequent to the April 2006 approval of Preotact in the EU, for product sales to Nycomed. Prior to the approval of Preotact in the EU, we expensed the costs associated with inventory as research and development expense. We recorded cost of goods sold of zero and $1.4 million respectively, during the three months ended March 31, 2009 and 2008, respectively. Nycomed assumed the responsibility for manufacturing Preotact during the first quarter of 2008, which resulted in no product sales to Nycomed for the three months ended March 31, 2009.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party resulting from the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $358,000 and $1.9 million during the three months ended March 31, 2009 and 2008, respectively. Under the third party licensing agreement, we have made cash payments of approximately $6.6 million to date, related to the Nycomed GATTEX agreement. $116,000 of the license fee payment costs have been deferred at March 31, 2009 and are estimated to be recognized as expense in the second quarter of 2009 in conjunction with the related deferred revenue.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. For the three months ended March 31, 2009 our research and development expenses increased to $5.8 million from $4.9 million for the three months ended March 31, 2008. The increase in research and development expenses primarily related to a $713,000 increase in outside services, and a $344,000 increase in personnel and related costs primarily due advancing our ongoing clinical trials.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product marketing activities. Our general and administrative expenses decreased to $4.6 million for the three months ended March 31, 2009 from $10.6 million for the comparative period in 2008. The reduction in general and administrative expenses primarily related to (i) a $3.4 million decrease in personnel costs (the Company recognized approximately $3.3 million of expenses during the three months ended March 31, 2008, associated with the departure of the former CEO, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards); (ii) a $2.3 million decrease in outside costs primarily related to legal activities for the three months ended March 31, 2008.

Interest Income. Interest income decreased $1.2 million for the three months ended March 31, 2009 from $1.8 million from the comparative period in 2008, primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2009 compared with 2008.

Interest Expense.  Our interest expense decreased to $15.7 million for the three months ended March 31, 2009 from $16.9 million for the comparable period in 2008. The decrease is due primarily to lower interest expense ($1.6 million) resulting from a $24.5 million principal payment on the Class A Notes in March 2008 and lower interest expense related to DRI Capital's purchase of our Preotact royalty, accounted for as debt ($344,000 decrease) due to an increase in forecasted Preotact royalties. The decrease was partially offset by increased interest expense on the Class B notes ($701,000 increase) due to the issuance of paid-in-kind notes to service the debt until the Class A notes are paid in full.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges of $2.2 million and $3.5 million for the three months ended March 31, 2009 and 2008, respectively, related to other-than-temporary declines in fair value of our ARS. (See Liquidity and Capital Resources)

Income Taxes.  Our income tax benefit was $1.0 million for the three months ended March 31, 2009. The income tax benefit relates to the recognition of refundable tax credits from the Canadian province of Quebec for research and development activities for which the statute of limitations expired.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	March 31,	December 31,
	2009	2008
Cash, cash equivalents, and current marketable investment securities	$92,128	$97,380
Total assets	200,750	203,606
Current debt	42,723	35,498
Non-current debt	315,841	318,291
Stockholders' deficit	$(225,245)	$(215,086)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through March 31, 2009, we have recognized $366.0 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $563.9 million from the sale of equity securities for cash, and $555.2 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $92.1 million at March 31, 2009. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are considered illiquid and will be until there is a successful auction for them and therefore, we have classified ARS (except "the Sold ARS" - see below) as non-current assets as of March 31, 2009 and December 31, 2008.

The estimated fair value of our ARS holdings at March 31, 2009, was $6.5 million, which is $23.2 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In October 2008, we entered into a settlement agreement to sell certain of our ARS back to our investment advisor no later than June 2010 at par of $1.8 million, and we transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million at March 31, 2009 and December 31, 2008, respectively, which have been recorded as a long-term ARS, and we have recognized $365,000 and $351,000 as a put option in other long-term assets at March 31, 2009 and December 31, 2008, respectively, and a corresponding gain of $14,000 in other income for the three months ended March 31, 2009. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159") entities are permitted to choose to measure many financial instruments and certain other items at fair value. We elected the fair value measurement option under SFAS No. 159 for our ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of March 31, 2009 and 2008, except those subject to the settlement, have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded impairment charges of $2.2 million and $3.5 million for the three months ended March 31, 2009, and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

The following table summarizes our cash flow activity for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in) operating activities	$7,470	$(11,566)
Net cash provided by investing activities	$6,013	$31,405
Net cash (used in) provided by financing activities	$(12,488)	$102

Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2009 compared to cash used in operating activities of $11.6 million for the three months ended March 31, 2008. The change between the two periods primarily relates to a $8.0 million increase in accrued expenses due to the payment, on April 1, 2009, of the 2009 annual redemption premium payment, on the Class A Notes. The 2008 redemption premium payment was made on March 30, 2008. The change is also due to decreases of $3.4 million and $2.3 million, in 2008, in personnel costs associated with the departure of our former CEO and outside costs primarily related to legal activities and other cost reductions related to the restructuring of the Company, respectively. The change was also due to the $2.5 million decrease in accounts receivable due to changes in amounts receivable from Amgen and other non-recurring receivables.

Net cash provided by investing activities was $6.0 million during the three months ended March 31, 2009 compared to $31.4 million during the three months ended March 31, 2008. Net cash provided by investing activities during the three months ended March 31, 2009 and 2008 was primarily the result of the sales, purchases and maturities of marketable investment securities. Capital expenditures for the three months ended March 31, 2009 and 2008 were $100,000 and zero, respectively.

Net cash used in financing activities was $12.5 million during three months ended March 31, 2009 compared to $102,000 provided by financing activities during the three months ended March 31, 2008. Cash used in financing activities during the three months ended March 31, 2009 primarily relates to a $12.5 million increase in restricted cash due to the payment, on April 1, 2009, of the 2009 annual principal payment on the Class A Notes. The 2008 principal payment was made on March 30, 2008. During the three months ended March 31, 2008 our restricted cash balances related to our Class A Notes decreased by $24.6 million, this was offset by a principal payment of $24.5 million on our Class A Notes. Additionally, we received cash from the exercise of employee stock options of approximately $85,000 and zero during the three months ended March 31, 2009 and 2008, respectively.

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

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of March 31, 2009, we have a total commitment of up to $433,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on GATTEX net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources, excluding marketable investment securities classified as long-term, but including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next twelve months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated clinical trials to obtain regulatory approval of our product candidates, GATTEX and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We will need to raise additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

Critical Accounting Policies and Estimates

For a discussion our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K.

New Accounting Standards

Refer to Note 13, Recent Accounting Pronouncements, in "Notes to Condensed Consolidated Financial Statements", for a discussion of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our interest rate risk exposure results from our investment portfolio, our convertible notes, and our secured notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. With the exception of our investment in auction rate securities, we invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit.

Our 5.75% Convertible Notes due 2014, our 8.0% Class A Notes due 2017, and our 15.5% Class B Notes due 2017, each have a fixed interest rate. As of March 31, 2009, our Convertible Notes, Class A Notes and Class B Notes had $50.0 million, $130.0 million and $128.5 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class A Notes and Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At March 31, 2009, included within our investment portfolio are investments in ARS with a fair value of $6.5 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated market values of these ARS no longer approximates the principal value. Through March 31, 2009, we have recognized cumulative impairment charges of $23.2 million for these ARS with declines in value deemed to be other than temporary. See Note 4 to the condensed consolidated financial statements.

Foreign Currency Risk.  We have significant clinical and commercial manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the March 31, 2009 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2009, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on From 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to Note 10, Legal Proceedings, in "Notes to Condensed Consolidated Financial Statements" in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

        Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. The following risk factors are amended and restated in its entirety:

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. As of March 31, 2009, we had an accumulated deficit of approximately $915.6 million. To date, our revenue from product sales has been in the form of royalty payments from Amgen on sales of Sensipar (cinacalcet HCl), royalty payments from Nycomed on sales of Preotact, milestone revenue from our collaborative agreements with Nycomed, product sales to Nycomed and beginning in 2008, royalty payments on sales of REGPARA by Kyowa Kirin. In July 2007, we entered into an agreement with Nycomed whereby they would assume sole responsibility for manufacturing Preotact. As described further herein, we have non-recourse debt that is secured by our royalty rights related to sales of Sensipar under our agreement with Amgen and we sold to DRI our right to receive royalty payments under our agreement with Nycomed arising from sales of Preotact. The right to royalties on Amgen's Sensipar sales will only be returned to us if those royalties are sufficient to repay our non-recourse Class A Notes and Class B Notes on a timely basis. The right to royalties on Nycomed's Preotact sales will only be returned to us if the amount of royalties received by DRI exceeds two and a half times the amount DRI has paid to us.

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

The right to royalties on Amgen's Sensipar sales will only be returned to us if those royalties are sufficient to repay our non-recourse Class A Notes and Class B Notes on a timely basis.  Our agreement with Amgen provides that, during the pendency of any third party suit against Amgen for patent infringement arising from the sale of a compound under the agreement, Amgen may reserve up to fifty percent of the royalties otherwise payable by Amgen with respect to the affected compound. If the third party's patent is finally determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay the reserved royalties to the Company. If the third party's patent is upheld and held to be infringed or if Amgen enters into a settlement of such infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. If Amgen reserves or reduces the royalties paid on Sensipar sales as a result of a third party claim, our ability to repay the non-recourse Class A and Class B Notes on a timely basis could be adversely affected.  In addition, if any such claim is successful or if Amgen settles the claim, the right to receive future royalty payments on the sales of Sensipar may never be returned to us. See Note 10 of our condensed consolidated financial statements for a description of a pending patent infringement claim against Amgen.

We may be unable to obtain patents to protect our technologies from other companies with competitive products, our patents may be challenged or circumvented by third parties, and patents of other companies could prevent us from manufacturing, developing or marketing our products.

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Until recently, patent applications in the U.S. were maintained in secrecy until the patents issued, and publication of discoveries in scientific or patent literature often lags behind discoveries. Patent applications filed in the U.S. after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

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

Additionally, under the Hatch-Waxman Act, a generic pharmaceutical manufacturer may file an Abbreviated New Drug Application, or ANDA, seeking permission to market a generic version of one of our products prior to the expiration of our relevant patents. For example, on June 15, 2008, we reported the receipt of Paragraph IV certification notification letters related to ANDA's submitted to the FDA by Barr Laboratories and Teva Pharmaceuticals USA, Inc. requesting approval to market and sell generic versions of cinacalcet HCl. Such a filing is an act of patent infringement and resulted in our filing patent infringement litigation to enforce our proprietary rights. On April 3, 2009, Teva filed a motion to amend its counterclaim asserting that Amgen infringes Teva's U.S. Patent No. 7,449,603. If Teva's motion is granted, our agreement with Amgen provides that Amgen may reserve up to fifty percent of the royalties otherwise payable by Amgen with respect to the affected compound. If Teva's patent is finally determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay the reserved royalties to the Company. If Teva's patent is upheld and held to be infringed or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. Amgen and the Company have both opposed the motion by Teva to amend its counterclaim.

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

NPS PHARMACEUTICALS, INC.

Date: May 5, 2009	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF