Form 10-Q
period 2009-06-30
NPS PHARMACEUTICALS INC
filed 2009-08-06
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at July 30, 2009
Common Stock $.001 par value	47,558,807

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$26,285	$50,834
Marketable investment securities	57,385	46,546
Restricted cash and cash equivalents	9,765	37,016
Accounts receivable	24,226	25,406
Litigation settlement receivable	-	16,000
Prepaid expenses	2,171	1,144
Other current assets	930	1,550
Total current assets	120,762	178,496

Equipment, net	395	285
Goodwill	9,429	9,429
Marketable investment securities	8,343	8,752
Debt issuance costs, net	4,295	5,158
Other assets	1,696	1,486
	$144,920	$203,606

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,412	$27,897
Litigation settlement payable	-	16,000
Deferred revenue	-	2,494
Current portion of capital lease obligation	53	78
Current portion of non-recourse debt	22,950	35,420
Total current liabilities	40,415	81,889
Convertible notes payable and capital lease obligation, less current portion	50,000	50,014
Non-recourse debt payable, less current portion	255,200	268,277
Other liabilities	19,179	18,512
Total liabilities	364,794	418,692

Commitments and contingencies (notes 8, 10 and 11)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 47,527,787 shares and 47,467,164 shares, respectively	48	47
Additional paid-in capital	691,675	689,947
Accumulated other comprehensive loss:
Net unrealized gains on marketable investment securities	2,024	470
Foreign currency translation losses	(622)	(670)
Accumulated deficit	(912,999)	(904,880)
Total stockholders' deficit	(219,874)	(215,086)
	$144,920	$203,606

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Royalties	$22,827	$17,493	$37,235	$30,191
Product sales	8	-	8	1,684
Milestones and license fees	2,814	9,466	4,735	20,264
Total revenues	25,649	26,959	41,978	52,139

Operating expenses:
Cost of royalties	-	1,612	-	2,985
Cost of goods sold	-	-	-	1,350
Cost of license fees	123	1,919	481	3,839
Research and development	6,427	3,998	12,259	8,855
General and administrative	4,981	3,096	9,534	13,688
Total operating expenses	11,531	10,625	22,274	30,717
Operating income	14,118	16,334	19,704	21,422
Other income (expense):
Interest income	400	975	1,000	2,821
Interest expense	(11,800)	(15,671)	(27,491)	(32,616)
Loss on impairment of marketable investment securities	-	(456)	(2,206)	(3,909)
Other	(101)	(76)	(140)	295
Total other expense, net	(11,501)	(15,228)	(28,837)	(33,409)
Income (loss) before income tax benefit	2,617	1,106	(9,133)	(11,987)
Income tax benefit	-	(97)	(1,014)	(97)
Net income (loss)	$2,617	$1,203	$(8,119)	$(11,890)

Net income (loss) per common and potential common share
Basic	$0.05	$0.03	$(0.17)	$(0.25)
Diluted	$0.05	$0.03	$(0.17)	$(0.25)

Weighted average common and potential common
shares outstanding:
Basic	48,017	47,670	47,988	47,559
Diluted	48,034	47,744	47,988	47,559

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,119)	$(11,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	71
Accretion of discount on marketable investment securities	(17)	(38)
Recognized loss on impairment of marketable investment securities	2,206	3,909
Non-cash interest expense	14,693	13,998
Non-cash interest accrual/change in royalty receivable	(4,476)	(3,932)
Realized (gain) loss on marketable investment securities	(24)	52
Compensation expense on share based awards	1,556	4,111
(Increase) decrease in operating assets:
Accounts receivable	1,131	2,530
Prepaid expenses, other current assets and other assets	(611)	1,219
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,976)	(6,223)
Deferred revenue	(2,494)	(20,256)
Other liabilities	666	3,157
Net cash used in operating activities	(5,390)	(13,292)

Cash flows from investing activities:
Sales of marketable investment securities	-	33,354
Maturities of marketable investment securities	17,645	14,250
Purchases of marketable investment securities	(28,684)	(14,552)
Acquisitions of equipment	(240)	-
Net cash (used in) provided by investing activities	(11,279)	33,052

Cash flows from financing activities:
Principal payments on debt and capital lease	(35,358)	(25,065)
Proceeds from issuance of common stock	172	30
Decrease in restricted cash and cash equivalents	27,251	16,391
Net cash used in financing activities	(7,935)	(8,644)

Effect of exchange rate changes on cash	55	(43)

Net (decrease ) increase in cash and cash equivalents	(24,549)	11,073
Cash and cash equivalents at beginning of period	50,834	91,682
Cash and cash equivalents at end of period	$26,285	$102,755

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,169	$17,707
Cash paid for income taxes	-	900

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	(628)	(1,448)
Accrued acquisition of equipment	(55)	-
Debt issued in lieu of interest	9,772	8,394

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2009.

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

Revisions to Previously Issued 2008 Financial Statements

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company reclassified $169,000 for the three months ended June 30, 2008 from general and administrative expenses to research and development expenses and $1.4 million for the six months ended June 30, 2008 from research and development expenses to general and administrative expenses, for legal costs and credits related to patents that were incorrectly included in or credited to research and development expenses in 2008.

Subsequent Events

Effective this quarter, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 165, Subsequent Events, ("SFAS No. 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognized subsequent events, however, there were two nonrecognized subsequent events related to legal proceedings (see Note 11) and an equity financing (see below).

Equity Financing

On August 5, 2009, the Company entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. ("Azimuth").  The Company entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $40,000,000 of the Company's common stock, or the number of shares which is one share less than twenty percent (20%) of the issued and outstanding shares of the Company's common stock as of August 5, 2009 (subject to automatic reduction in certain circumstances), over the 18-month term of the Purchase Agreement. The Company is not obligated to utilize this facility but if it elects to make a draw under this facility, the timing, dollar amount, and floor price per share are at the sole discretion of the Company, subject to certain limits as to the price per share and the draw down amounts. NPS did not pay a commitment fee or issue any warrants to secure this facility. As of August 6, 2009, the Company has not sold any of its stock related to this agreement.

(2) Income (Loss) Per Common Share

	Three Months Ended
	June 30, 2009	June 30, 2008
EPS Numerator — Basic:
Net income	$2,617	$1,203
EPS Denominator — Basic:
Weighted-average number of shares of common
stock outstanding	48,017	47,670
EPS Numerator — Diluted:
Net income	$2,617	$1,203
EPS Denominator — Diluted:
Weighted-average number of shares of common
stock outstanding	48,017	47,670
Effect of dilutive securities:
Stock options	-	1
Restricted stock units	17	73
Dilutive potential common shares	17	74
Weighted-average common shares and dilutive
potential common shares	48,034	47,744
Basic net income per common share	$0.05	$0.03
Diluted net income per common share	$0.05	$0.03

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

Potential common shares of approximately 14.5 million and 13.9 million during the three and six months ended June 30, 2009, respectively, and 14.0 million and 14.2 million during the three and six months ended June 30, 2008, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 9.2 million common shares for both the three and six months ended June 30, 2009 and 2008. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 5.3 million and 4.7 million common shares, for the three and six months ended June 30, 2009, respectively, and 4.8 million and 5.0 million common shares, for the three and six months ended June 30, 2008, respectively.

(3) Concentrations

The Company recognized non-United States revenue of $6.1 million and $12.1 million during the three months ended June 30, 2009 and 2008, respectively, and $10.8 million and $26.6 million, during the six months ended June 30, 2009 and 2008, respectively. Substantially all of the Company's revenues for the three and six months ended June 30, 2009 and 2008 were from four and two licensees of the Company, respectively. At June 30, 2009 and December 31, 2008, substantially all of the Company's accounts receivable balances were from four licensees.

(4) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction-rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid and will be until there is a successful auction for them and therefore, the Company has classified ARS as non-current assets as of June 30, 2009 and December 31, 2008.

The estimated value of the Company's ARS holdings was $8.3 million and $8.8 million at June 30, 2009 and December 31, 2008, respectively, which were $21.4 million and $20.9 million, respectively, less than the principal value of $29.7 million. In estimating the fair value of the Company's ARS, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value, as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS held as of June 30, 2009 and 2008, except those subject to the settlement (see below), have experienced an other-than-temporary decline in fair value. Accordingly, the Company has recorded impairment charges of zero and $456,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.2 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further.

In October 2008, the Company entered into a settlement agreement to sell certain of its ARS back to its investment advisor no later than June 30, 2010 at par of $1.8 million, and the Company transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million, as of June 30, 2009 and December 31, 2008, respectively, which have been recorded as long-term ARS at June 30, 2009 and December 31, 2008, and the Company has recognized $362,000 and $351,000 as a put option in other long-term assets at June 30, 2009 and December 31, 2008, respectively, and $3,000 loss and $11,000 gain in other income for the three and six months ended June 30, 2009, respectively. Under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159") entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company elected the fair value measurement option under SFAS No. 159 for its ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models. The Company has recognized $22,000 and $0 as a gain in other income for the three months ended June 30, 2009, and June 30, 2008, respectively and $24,000 and $0 as a gain in other income for the six months ended June 30, 2009, and June 30, 2008, respectively.

(5) Fair Value Measurement

The Company adopted FASB Statement of Financial Accounting Standards No. 157 Accounting for Fair Value Measurements ("SFAS No. 157") on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. generally accepted accounting principles, certain assets and liabilities must be measured at fair value and SFAS No. 157 details the disclosures that are required for items measured at fair value.

Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company elected the fair value measurement option under SFAS No. 159 for its ARS put option.

Effective January 1, 2009, the Company adopted SFAS No. 157, for its nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of SFAS No. 157 did not impact the Company's financial position or results of operations.

Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact the Company's financial position or results of operations; however, adoption has enhanced disclosures for the Company's investments in marketable debt securities.

Effective April 1, 2009, the Company has also adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1"). FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to the Company's debt instruments within the Company's interim report. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact the Company's financial position or results of operations.

Summary of Assets Recorded at Fair Value

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of June 30, 2009 and December 31, 2008 (in thousands):

				June 30,
	Level 1	Level 2	Level 3	2009

Marketable investment securities	$57,385	$-	$-	$57,385
Marketable investment securities, non-current	-	-	8,343	8,343

Total assets at fair value at June 30, 2009	$57,385	$-	$8,343	$65,728

				December 31,
	Level 1	Level 2	Level 3	2008

Marketable investment securities	$46,546	$-	$-	$46,546
Marketable investment securities, non-current	-	-	8,752	8,752

Total assets at fair value at December 31, 2008	$46,546	$-	$8,752	$55,298

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$6,548	$26,196	$8,752	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	22	(455)	(2,182)	(3,909)
Included in other comprehensive income	1,773	49	1,773	699
Transfers in (out) of Level 3	-	-	-	1,750
Sales	-	-	-	(26,036)
Ending balance	$8,343	$25,790	$8,343	$25,790
(Gains) losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$(22)	$455	$2,182	$3,909

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital liability using a discounted cash flow model is approximately $4.9 million and $9.6 million, respectively, at June 30, 2009.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$53,151	$50,000	$50,380	$50,000
8.0% Secured Notes - Class A	94,682	94,682	140,402	130,002
15.0% Secured Notes - Class B	106,774	133,468	92,771	123,695
Total	$254,607	$278,150	$283,553	$303,697

The fair values of the Company's convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The fair values of the Company's secured notes were estimated using market observable inputs, including quoted prices and market indices. Within the hierarchy of fair value measurements, these are Level 2 fair values.

(6) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these large customers. The Company monitors the financial performance and credit worthiness of its large customers so that it can properly assess and respond to changes in their credit profile. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

Marketable Investment Securities

The following is a summary of the Company's cash, cash equivalents and marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of June 30, 2009:	cost	gains	losses	value
Cash and Cash Equivalents:	$26,285	$-	$-	$26,285

Available for Sale:
Debt securities:
Corporate	$12,981	$50	$(2)	$13,029
Government agency	44,152	204	-	44,356
Total investments in marketable securites-current	$57,133	$254	$(2)	$57,385

Debt securities:
Auction rate securities	5,199	1,772	-	6,971
Total investments in marketable securites-noncurrent	$5,199	$1,772	$-	$6,971

Trading:
Debt securities:
Auction rate securities	1,372	-	-	1,372
Total investments in marketable securites-noncurrent	$1,372	$-	$-	$1,372

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2008:	cost	gains	losses	value
Cash and Cash Equivalents:	$50,825	$9	$-	$50,834

Available for Sale:
Debt securities:
Corporate	$2,992	$51	$-	$3,043
Government agency	43,093	412	(2)	43,503
Total investments in marketable securites-current	$46,085	$463	$(2)	$46,546

Debt securities:
Auction rate securities	7,404	-	-	7,404
Total investments in marketable securites-noncurrent	$7,404	$-	$-	$7,404

Trading:
Debt securities:
Auction rate securities	1,348	-	-	1,348
Total investments in marketable securites-noncurrent	$1,348	$-	$-	$1,348

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at June 30, 2009 and December 31, 2008 (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$55,398	$55,605	$39,482	$39,820
Due after one year through five years	3,107	3,152	7,951	8,074
Due after five years through ten years	-	-	-	-
Due after ten years	5,199	6,971	7,404	7,404
Total debt securities	$63,704	$65,728	$54,837	$55,298

Impairments

Other-than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, ("FSP FAS 115-2"), which amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected.

Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security and if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The Company adopted the provisions of FSP FAS 115-2 on April 1, 2009. The adoption of the FSP did not have a material impact on the Company's financial position or results of operations.

Evaluating Investments for Other-than-Temporary Impairments

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, ("FSP FAS 115-1"), and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether the Company intends to sell or whether it would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where the Company intends to sell a security, or where it may be more likely than not be required to sell the security before the expected recovery of the amortized cost basis, the security's decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of the Company's intent to sell a security, the Company performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below the Company's cost basis is other-than-temporary, the Company considers the fair value of the security, the duration of the security's decline, and the financial condition of the issuer. The Company then considers its intent and ability to hold the equity security for a period of time sufficient to recover its carrying value. Where the Company has determined that it lacks the intent and ability to hold an equity security to its expected recovery, the security's decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

Recognition and Measurement of Other-than-Temporary Impairment

No impairment losses were recognized through earnings related to available for sale securities during the three months ended June 30, 2009. During the six months ended June 30, 2009, the Company recognized $2.2 million in charges for the impairment of available for sale securities primarily related to auction rate securities due to the duration of time for which the securities have been in a loss position and the severity of the decline in fair value.

For the three and six months ended June 30, 2008, the Company recognized $456,000 and $3.9 million, respectively, in charges for the other-than-temporary impairment of available-for-sale securities primarily related to auction rate securities.

During the three and six months ended June 30, 2009, the Company recognized unrealized gains of $1.8 million in other comprehensive income.

Proceeds from Marketable Investment Securities

The proceeds from maturities and sales of marketable investment securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$9,145	$10,388	$17,645	$47,604
Realized gains	22	-	24	-
Realized losses	-	3	-	52

The realized gains and losses for the three and six months ended June 30, 2009 and 2008 primarily relate to sale of corporate debt securities.

(7) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other comprehensive income (loss):
Gross unrealized gain (loss) on marketable investment securities
during the period	$1,795	$(464)	$(628)	$(1,448)
Reclassification for recognized (gain) loss on marketable
investment securities during the period	(22)	459	2,182	3,961
Net unrealized gain (loss) on marketable investment securities	1,773	(5)	1,554	2,513
Foreign currency translation gain (loss)	9	281	48	(269)
Net income (loss)	2,617	1,203	(8,119)	(11,890)
Comprehensive income (loss)	$4,399	$1,479	$(6,517)	$(9,646)

(8) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Convertible notes	$50,000	$50,000
Non-recourse debt	278,150	303,697
Capital lease	53	92
Total debt	328,203	353,789
Less current position	23,003	35,498
Total long-term debt	$305,200	$318,291

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $717,000 and $725,000 as of June 30, 2009 and December 31, 2008, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75 % Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of June 30, 2009.

(b) Non-recourse Debt

Sensipar-Secured Non-recourse Debt

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen, Inc., for Sensipar® (cinacalcet HCl). Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal are made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of June 30, 2009 and December 31, 2008, the outstanding principal balance on the Class A Notes was $94.7 million and $130.0 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of Sensipar by Amgen. As of June 30, 2009 and December 31, 2008, the Company classified $23.0 and $35.4 million, respectively, of the Class A Notes as current based on royalty payments accrued during the six months ended June 30, 2009 and the year ended December 31, 2008 plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of Sensipar by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. The estimated life is based on projections of royalties to be earned from Sensipar sales. Accrued interest on the Class A Notes was approximately $14.5 million and $21.9 million as of June 30, 2009 and December 31, 2008, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 16.2%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. The outstanding principal balance on the Class B Notes, including PIK Notes of $33.5 million and $23.7 million, were $133.5 million and $123.7 million, as of June 30, 2009 and December 31, 2008, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.1%.

Preotact-Secured Non-recourse Debt

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3., in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain Preotact sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company has determined that it should classify the initial up-front purchase price as debt and amortize using the effective interest rate method over an estimated life of 11 years. The liability recorded related to the DRI transaction was $50.0 million as of June 30, 2009 and December 31, 2008, and accrued interest under the DRI agreement was $3.6 million and $4.1 million as of June 30, 2009 and December 31, 2008, respectively. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including issuance costs, is approximately 15.4%.

(9) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability under the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and state) and Canada as of June 30, 2009 and December 31, 2008. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of June 30, 2009, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2003. The statute of limitations for income tax audits in the U.S. remains open for the tax years ended on or after December 31, 2003.

The Company recorded income tax benefit of zero and $1.0 million for the three and six months ended June 30, 2009, respectively, for the Company's recognition of refundable income tax credits from the Canadian province of Quebec relating to research and development activities for which the statute of limitations expired.

(10) Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers. The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug product and vials. Under the terms of these various contracts, the Company may be required to purchase certain minimum quantities of drug product each year.

(11) Legal Proceedings

Securities Class Action and Derivatives Actions

A final settlement and dismissal of a consolidated shareholders' securities class action lawsuit that was filed against the Company and certain of its present and former officers and directors in the U.S. District Court for the District of Utah, Central Division, as Case No. 2:06cv00570 DAK was approved by the court on June 18, 2009. The Company's directors' and officers' liability insurers paid $15.0 million in resolution of the matter and all claims asserted against the Company, and the other named defendants were dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant.

A final settlement and dismissal of the consolidated shareholder derivative action against certain of the Company's present and former officers and directors that was filed in the U.S. District Court for the District of Utah, titled In re NPS Pharmaceuticals, Inc. Derivative Litigation, No. 2:07-cv-0611-DAK was approved by the federal court on May 13, 2009. A final settlement and dismissal of the shareholder derivative action against certain of the Company's present and former officers and directors that was filed in the Third Judicial District Court of Salt Lake County, State of Utah, as Deane v. Tombros, et al., Case No. 060913838 was approved by the Utah state court on June 25, 2009. For both the federal and state shareholder derivative actions, the Company's directors' and officers' liability insurers paid $1.0 million toward plaintiffs' legal fees in resolution of the matter and all claims asserted against the defendants, were dismissed with prejudice with no admission or finding of wrongdoing on the part of any defendant. As a term of the settlement, the Company will implement or reaffirm certain corporate governance measures.

All settlement amounts were paid by the Company's directors' and officers' liability insurers in the second quarter of 2009. The Company's balance sheet reflected a $16 million and $0 litigation receivable and a $16 million and $0 litigation settlement payable as of December 31, 2008 and June 30, 2009, respectively.

Sensipar® (Cinacalcet HCl) Patent Infringement Litigation

On June 16, 2008, the Company reported the receipt of Paragraph IV Certification Notice Letters ("Notice Letters") related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration ("FDA") by Barr Laboratories Inc. ("Barr") and Teva Pharmaceuticals USA, Inc. ("Teva U.S.") requesting approval to market and sell generic versions of Sensipar (cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 ("the `068 patent"), 6,031,003 ("the `003 patent"), 6,313,146 ("the `146 patent"), and 6,211,244 ("the `244 patent") covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The `068 patent, the `003 patent and the `146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the `244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd ("Teva Israel" and collectively with Teva U.S., "Teva") relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and counterclaims alleging that the `068, `003, `146, and `244 are invalid and/or not infringed. On September 10, 2008, the Company, The Brigham and Women's Hospital and Amgen filed answers to Barr's and Teva's counterclaims. On April 3, 2009, Barr and Teva filed motions to amend their answers, defenses, and counterclaims to include allegations that the Sensipar patents are unenforceable for inequitable conduct. Teva also sought to add a counterclaim asserting that Amgen infringed Teva's U.S. Patent No. 7,449,603. On May 15, 2009, the Court denied the motion to add the counterclaim against Amgen but granted motions by Teva and Barr to add counterclaims of unenforceability for inequitable conduct. The parties are currently engaged in active discovery and the case is scheduled to be placed in the trial pool on September 1, 2010. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen is vigorously prosecuting these actions to protect these patents from infringement.

On May 20, 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603.  Teva is seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded.  If Teva's patent is determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay any reserved royalties to the Company. If Teva's patent is held to be valid and infringed, or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount.  In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. On July 29, 2009, Amgen notified the Company that it is not reserving any of the 2009 second quarter's cinacalcet HCl royalties payable to the Company. Amgen filed a motion to dismiss the complaint, in part, based on Amgen's claim that the Court lacks subject matter jurisdiction over Teva U.S.. On July 22, 2009, an amended complaint was filed by Teva Israel against Amgen. Teva U.S. is not named as a plaintiff in the amended complaint.

(12) Stock Options

During the six months ended June 30, 2009, the Company's Board of Directors awarded a total of 378,000 options to certain of the Company's executive officers. Vesting of these options are subject to achieving certain criteria established at the beginning of each of the two and three year performance periods, beginning January 20, 2009. Vesting percentages are calculated based on the Total Shareholder Return (TSR) of NPS' common stock as compared to the TSR of the NASDAQ Biotechnology Index. The vesting schedule, as seen below, can produce vesting percentages of 0%, 50%, 115% and 125% of the options granted, half of which relate to each performance period. TSR is determined as the change in stock prices from January 20, 2009 to the end of each performance period using a 20 day average of the adjusted closing price.

Vesting Schedule
Vesting
Performance of Company	(% of Target
Stock Price Relative to the NASDAQ	Award for
Biotechnology Index	Performance Period)
Top Quartile	125%
Second Quartile	115%
Third Quartile	50%
Bottom Quartile	0%

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans. For the three and six months ended June 30, 2009, the Company recorded $114,000 and $202,000, respectively, of share-based compensation expense related to these options.

On May 14, 2009, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the

Company's stockholders approved an amendment to the Company's 2005 Omnibus Incentive Plan to increase by 1,800,000 the shares reserved for issuance under the Plan.

(13) Collaborations

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

Effective January 1, 2009, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-01, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-1, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from the Company's collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from the Company's collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For collaborations with commercialized products, if the Company is the principal, as defined in EITF No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, or EITF 99-19, the Company records revenue and the corresponding operating costs in their respective line items within the Company's condensed consolidated statements of operations, if the Company is not the principal, the Company records operating costs as a reduction of revenue. EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF 07-1 did not affect the Company's financial position or results of operations, however it resulted in enhanced disclosures for the Company's collaboration activities.

Following is a description of significant current collaborations and license agreements:

(a) Amgen Inc.

The Company has a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing these products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized royalties from product sales of $19.4 million and $14.9 million for the three months ended June 30, 2009 and 2008, respectively, and $31.0 million and $25.5 million for the six months ended June 30, 2009 and 2008, respectively, under the contract.

(b) Kyowa Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Kirin, formerly Kirin Pharma, a Japanese company, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kyowa Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kyowa Kirin has paid the Company $13.0 million in milestone payments. In October 2007, Kyowa Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis, where the Company achieved the 2007 milestone. The Company recognized license fee revenue of $0 in the three and six months ended June 30, 2009 and 2008. The Company recognized royalty revenue of $885,000 and $399,000 in the three months ended June 30, 2009 and 2008, respectively and $1.6 million and $605,000 in the six months ended June 30, 2009 and 2008, respectively.

(c) Nycomed Danmark ApS

GATTEX

In September 2007 the Company entered into a license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed the right to develop and commercialize GATTEX, or teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. The Company received $35.0 million in up-front fees under the agreement. Nycomed paid the Company $10.0 million upon signing the license agreement and paid the Company an additional $25.0 million in up-front license fees in the fourth quarter of 2007. Under the terms of the agreement, the Company has the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. Under the terms of the agreement, the Company was responsible to complete the on-going Phase 3 GATTEX clinical trials in SBS and Nycomed may elect to share equally the future development costs with NPS to advance and broaden the indications for GATTEX. Additionally, under a previously existing licensing agreement with a third party, the Company was required to pay $6.6 million to the licensor and will be required to make future payments based on GATTEX royalties and milestone payments earned. Due to the Company's continuing involvement, the Company is recognizing revenue over the estimated performance period and for the three months ended June 30, 2009 and 2008, the Company has recognized $624,000 and $9.5 million in license fee revenue, respectively and $2.5 million and $18.9 million for the six months ended June 30, 2009 and 2008, respectively. The up-front license fee has been fully recognized, as revenue, as of June 30, 2009.

In December 2008, Nycomed and the Company agreed to share equally in certain external clinical costs incurred by both companies, including those related to the Phase 3 confirmatory study for GATTEX in SBS. Reimbursements from Nycomed for their portion of the research and development activities are characterized as a reduction of the Company's research and development costs because performing contract research and development services is not central to the Company's operations. During the three and six months ended June 30, 2009 the Company recorded $389,000 and $1.1 million, respectively, as a reduction of research and development expenses.

Preotact®

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company's common stock. The agreement requires Nycomed to pay the Company up to 20.8 million Euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. To date, the Company has received 7.2 million Euros in milestone payments from Nycomed, all of which has been recognized as revenue. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize PREOS in all non-U.S. territories, excluding Japan and Israel. Nycomed's licensed rights in Canada and Mexico, however, revert back to the Company if PREOS receives regulatory approval in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement, which occurred in 2008.

Revenues from Nycomed related to the Preotact agreement are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Royalties	$2,416	$2,227	$4,479	$4,042
Product sales	-	-	-	1,684
Milestone and license fees	2,203	-	2,203	1,283
Total revenues	$4,619	$2,227	$6,682	$7,009

(14) Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this FSP effective January 1, 2009. The adoption of this FSP did not have any impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Standards

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, ("the Codification"), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, ("GAAP"), in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for NPS Pharmaceuticals. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

In June 2009, the FASB issued the following new accounting standards:

  SFAS No. 167, Amendments to FASB Interpretation No. 46(R), ("SFAS No. 167"); and
  SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, ("SFAS No. 168")

SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51, ("FIN 46(R)"), to require an enterprise to determine whether it's variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on its financial position or results of operations.

SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.

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

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

•	Our ability to effectively outsource activities critical to the advancement of our product candidates and manage those companies to whom such activities are outsourced;

•	our ability to secure additional funds;

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

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A in part II of this Quarterly Report on Form 10-Q for the six months ended June 30, 2009 entitled "Risk Factors" which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Overview

We are a biopharmaceutical company focused on the development of new treatment options for patients with rare gastrointestinal and endocrine disorders and serious unmet medical needs. Our lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: GATTEX™ (teduglutide) and NPSP558 (parathyroid hormone 1-84 [rDNA origin] injection). GATTEX is our analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining, and is in Phase 3 clinical development for parenteral nutrition (PN) dependent short bowel syndrome (SBS). SBS is a highly disabling condition that results from surgical resection, congenital defect or disease-associated loss of absorption and the subsequent inability to maintain fluid, electrolyte, and nutrient balances on a conventional diet. NPSP558 is our recombinant full-length human parathyroid hormone (PTH 1-84) that is in Phase 3 clinical development for hypoparathyroidism, a rare condition in which the body does not maintain normal calcium levels in the blood due to insufficient levels of parathyroid hormone.

We have incurred cumulative losses from inception through June 30, 2009 of approximately $913.0 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market GATTEX and NPSP558 in the U.S.; current and future clinical trials with GATTEX and NPSP558; and clinical and manufacturing costs for GATTEX and NPSP558 in the U.S.

Results of Operations

Three Months Ended June 30, 2009 and 2008

The following table summarizes selected operating statement data for the three months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues:
Royalties	$22,827	$17,493
Product sales	8	-
Milestones and license fees	2,814	9,466
Total revenues	$25,649	$26,959

Operating expenses:
Cost of royalties	$-	$1,612
% of royalties	-%	9%
Cost of goods sold	$-	$-
% of product sales	-%	-%
Cost of license fees	$123	$1,919
% of milestones and license fees	4%	20%
Research and development	$6,427	$3,998
% of total revenue	25%	15%
General and administrative	$4,981	$3,096
% of total revenue	19%	11%

Revenues.  Substantially all our revenues are from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $25.7 million for the quarter ended June 30, 2009 compared to $27.0 million for the quarter ended June 30, 2008. We recognized revenue under our research and license agreements during the three months ended June 30, 2009 and 2008, respectively, as follows:

	Three Months Ended
	June 30,
	2009	2008
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$19,359	$14,867
Preotact (parathyroid hormone [rDNA origin] for injection)	2,416	2,227
Regpara (cinacalcet HCl)	885	399
Nucynta (tapentadol)	167	-
Total royalties	22,827	17,493

Product sales - GATTEX (teduglutide, recombinant GLP-2)	8	-

Milestones and license fees:
GATTEX	624	9,466
Preotact	2,203	-
Other	(13)	-
Total milestones and license fees	2,814	9,466

Total revenues	$25,649	$26,959

The increase in royalty revenue earned from Amgen for the three months ended June 30, 2009 is due to sales growth of Sensipar (cinacalcet HCl) and due to an increase in the royalty rate on net sales of cinacalcet HC1 due to

Amgen's achievement of certain annual cumulative sales thresholds in the three months ended June 30, 2009, but not in the three months ended June 30, 2008. Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties are used to repay the non-recourse debt issued in August 2007 and December 2004.

For the three months ended June 30, 2009 and 2008, our revenues related to our agreement with Nycomed for GATTEX were $632,000 and $9.5 million, respectively. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize GATTEX in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee under the Nycomed agreement. Due to our continued involvement under the agreement we recognized revenue over the estimated performance period and at June 30, 2009 we had fully recognized the deferred revenue.

For the three months ended June 30, 2009 and 2008, our revenues related to our agreement with Nycomed for Preotact were $2.4 million and $2.2 million in royalty revenue, respectively and $2.2 million and zero in milestone revenue, respectively. The milestone earned in the three months ended June 30, 2009 relates to achieving a certain cumulative sales threshold during the quarter. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital.

During the three months ended June 30, 2009 and 2008, we recognized royalty revenue of $885,000 and $399,000, respectively, from Kyowa Kirin (formerly Kirin Pharma) for sales of Regpara in Japan, which was launched in the first quarter of 2008.

During the three months ended June 30, 2009 and 2008, we recognized royalty revenue of $167,000 and $0, respectively, from Ortho- McNeil-Janssen Pharmaceutical, Inc. ("Ortho") for sales of Nucynta, which was launched in the second quarter of 2009.

Cost of Royalties.  Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of zero and $1.6 million during the three months ended June 30, 2009 and 2008, respectively. The decrease in cost of royalties is due to our meeting the contractual obligations under the agreement with the Brigham and Women's Hospital during the fourth quarter of 2008. Under our agreement with the Brigham and Women's Hospital, our royalty obligation was fulfilled when cumulative royalty expense reached $15.0 million.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party resulting from the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $123,000 and $1.9 million during the three months ended June 30, 2009 and 2008, respectively. Under the third party licensing agreement, we have made cash payments of approximately $6.6 million to date, related to the Nycomed GATTEX agreement. All of the cost of license fees have been recognized as expense as of June 30, 2009 in conjunction with the related deferred revenue.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. For the three months ended June 30, 2009 our research and development expenses increased to $6.4 million from $4.0 million for the three months ended June 30, 2008. The increase in research and development expenses primarily related to a $1.9 million increase in outside services, and a $408,000 increase in personnel and related costs primarily due advancing our ongoing clinical trials. The increase was partially offset by a $389,000 reduction of research and development expenses due to our agreement with Nycomed where we agreed to share equally in both companies' external costs for the clinical trial for GATTEX in SBS.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product marketing activities. Our general and administrative expenses increased to $5.0 million for the three months ended June 30, 2009 from $3.1 million for the comparative period in 2008. The increase in general and administrative expenses for 2009 primarily related to a $1.6 million increase in legal fees in the three months ended June 30, 2009, primarily due to our recording of a $2.7 million credit for legal fees that were reimbursable from our insurance carriers for the consolidated shareholders' securities class action lawsuit in 2008.

Interest Income. Interest income decreased to $400,000 for the six months ended June 30, 2009 from $975,000 from the comparative period in 2008, primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2009 compared with 2008.

Interest Expense.  Our interest expense decreased to $11.8 million for the three months ended June 30, 2009 from $15.7 million for the comparable period in 2008. Our long-term royalty forecasts for Sensipar and Preotact are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to a lower effective interest rate ($3.5 million decrease) related to the Class A Notes resulting from a decrease in the forecast of Sensipar royalties, ($706,000 decrease) resulting from a $35.3 million principal payment on the Class A Notes in April 2009 and a lower effective interest rate related to DRI Capital's purchase of our Preotact royalty, accounted for as debt ($374,000 decrease) due to a decrease in forecasted Preotact royalties. The decrease was partially offset by increased interest expense on the Class B notes ($731,000 increase) due to the issuance of paid-in-kind notes to service the debt until the Class A notes are paid in full.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges in earnings of zero and $456,000 for the three months ended June 30, 2009 and 2008, respectively, related to other-than-temporary declines in fair value of our ARS. (See Liquidity and Capital Resources)

Six Months Ended June 30, 2009 and 2008

The following table summarizes selected operating statement data for the six months ended June 30, 2009 and 2008 (amounts in thousands):

	Six Months Ended
	June 30,
	2009	2008
Revenues:
Royalties	$37,235	$30,191
Product sales	8	1,684
Milestones and license fees	4,735	20,264
Total revenues	$41,978	$52,139

Operating expenses:
Cost of royalties	$-	$2,985
% of royalties	-%	10%
Cost of goods sold	$-	$1,350
% of product sales	-%	80%
Cost of license fees	$481	$3,839
% of milestones and license fees	10%	19%
Research and development	$12,259	$8,855
% of total revenue	29%	17%
General and administrative	$9,534	$13,688
% of total revenue	23%	26%

Revenues.  Our revenues were $42.0 million for the six months ended June 30, 2009 compared to $52.1 million for the six months ended June 30, 2008. We recognized revenue under our research and license agreements during the six months ended June 30, 2009 and 2008, respectively, as follows:

	Six Months Ended
	June 30,
	2009	2008
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$31,003	$25,544
Preotact (parathyroid hormone [rDNA origin] for injection)	4,479	4,042
Regpara (cinacalcet HCl)	1,584	605
Nucynta (tapentadol)	167	-
Other	2	-
Total royalties	37,235	30,191

Product sales:
Preotact	-	1,684
GATTEX (teduglutide, recombinant GLP-2)	8	-
Total product sales	8	1,684

Milestones and license fees:
GATTEX	2,494	18,932
Preotact	2,203	1,283
Other	38	49
Total milestones and license fees	4,735	20,264

Total revenues	$41,978	$52,139

The increase in royalty revenue earned from Amgen for the six months ended June 30, 2009 is due to sales growth of Sensipar (cinacalcet HCl) and due to an increase in the royalty rate on net sales of cinacalcet HC1 due to Amgen's achievement of certain annual cumulative sales thresholds in the six months ended June 30, 2009, but not in the six months ended June 30, 2008.

For the six months ended June 30, 2009 and 2008, we recognized $2.5 million and $18.9 million, respectively, of previously deferred license revenue related to our agreement with Nycomed for GATTEX.

For the six months ended June 30, 2009, our revenues related to our agreement with Nycomed for Preotact were comprised of $4.5 million in royalty revenue and $2.2 million in milestone revenue related to Preotact achieving a certain cumulative sales threshold during the year. For the six months ended June 30, 2008, our revenues related to our agreement with Nycomed for Preotact were comprised of (i) $4.0 million in royalty revenue; (ii) $1.7 million in product sales; and (iii) $1.3 million in license fee and milestone revenue. Due to our agreement with Nycomed for Preotact, Nycomed has assumed the responsibility for manufacturing Preotact in the first quarter of 2008. Therefore, we will no longer recognize product sale revenue in the future under this arrangement.

During the six months ended June 30, 2009 and 2008, we recognized royalty revenue of $1.6 million and $605,000, respectively, from Kyowa Kirin (formerly Kirin Pharma) for sales of Regpara in Japan.

During the six months ended June 30, 2009 and 2008, we recognized royalty revenue of $167,000 and $0, respectively, from Ortho for sales of Nucynta, which was launched in the second quarter of 2009.

Cost of Royalties.  Our cost of royalties consists of royalties owed under our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl. We recorded cost of royalties of zero and $3.0 million during the six months ended June 30, 2009 and 2008, respectively. The decrease in cost of royalties is due to meeting our contractual obligations under the agreement with the Brigham and Women's Hospital during the fourth quarter of 2008.

Cost of Goods Sold. Our cost of goods sold of $1.4 million for the six months ended June 30, 2008 consists of the cost of inventory, subsequent to the April 2006 approval of Preotact in the EU, for product sales to Nycomed. Prior to the approval of Preotact in the EU, we expensed the costs associated with inventory as research and development expense. Nycomed assumed the responsibility for manufacturing Preotact during the first quarter of 2008, which resulted in no subsequent Preotact product sales or cost of goods sold.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party resulting from the licensing of GATTEX to Nycomed in September 2007. We recorded cost of license fees of $481,000 and $3.8 million during the six months ended June 30, 2009 and 2008, respectively.

Research and Development. For the six months ended June 30, 2009 our research and development expenses increased to $12.3 million from $8.9 million for the six months ended June 30, 2008. The increase in research and development expenses primarily related to a $2.6 million increase in outside services and a $753,000 increase in personnel and related costs primarily due to the advancement of our registration programs for GATTEX and NPSP558. The increase was partially offset by a $1.1 million reduction of research and development expenses due to our agreement with Nycomed where we agreed to share equally in both companies' external costs for the clinical trial for GATTEX in SBS.

General and Administrative.  Our general and administrative expenses decreased to $9.5 million for the six months ended June 30, 2009 from $13.7 million for the comparative period in 2008. The reduction in general and administrative expenses primarily related to a $3.1 million decrease in personnel costs (we recognized approximately $3.3 million of expenses during the six months ended June 30, 2008, associated with the departure of the former CEO, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards) and a $496,000 decrease in outside costs primarily related to legal activities for the six months ended June 30, 2009.

Interest Income. Interest income decreased to $1.0 million for the six months ended June 30, 2009 from $2.8 million from the comparative period in 2008, primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2009 compared with 2008.

Interest Expense.  Our interest expense decreased to $27.5 million for the six months ended June 30, 2009 from $32.6 million for the comparable period in 2008. Our long-term royalty forecasts for Sensipar and Preotact are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to a lower effective interest rate ($4.6 million decrease) related to the Class A Notes resulting from a decrease in the forecast of Sensipar royalties, ($1.2 million decrease) resulting from a $35.3 million principal payment on the Class A Notes in April 2009 and a lower effective interest rate related to DRI Capital's purchase of our Preotact royalty, accounted for as debt ($718,000 decrease) due to a decrease in forecasted Preotact royalties. The decrease was partially offset by increased interest expense on the Class B notes ($1.4 million increase) due to the issuance of paid-in-kind notes to service the debt until the Class A notes are paid in full.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges in earnings of $2.2 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively, related to other-than-temporary declines in fair value of our ARS. (See Liquidity and Capital Resources)

Income Taxes.  Our income tax benefit was $1.0 million and $97,000 for the six months ended June 30, 2009 and 2008, respectively. The income tax benefit in 2009 relates to the recognition of refundable tax credits from the Canadian province of Quebec for research and development activities for which the statute of limitations expired. The income tax benefit in 2008 relates to the recognition of refundable tax credits from the Canadian province of Quebec for research and development activities which were claimed during the year.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	June 30,	December 31,
	2009	2008
Cash, cash equivalents, and current marketable investment securities	$83,670	$97,380
Total assets	144,920	203,606
Current debt	23,003	35,498
Non-current debt	305,200	318,291
Stockholders' deficit	$(219,874)	$(215,086)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through June 30, 2009, we have recognized $391.7 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $564.0 million from the sale of equity securities for cash, and $555.2 million from the sale of non-recourse secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $83.7 million at June 30, 2009. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are considered illiquid and will be until there is a successful auction for them and therefore, we have classified ARS (except the ARS involved in the settlement agreement - see below) as non-current assets as of June 30, 2009 and December 31, 2008.

The estimated fair value of our ARS holdings at June 30, 2009, was $8.3 million, which is $21.4 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In October 2008, we entered into a settlement agreement to sell certain of our ARS back to our investment advisor no later than June 2010 at par of $1.8 million, and we transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million at June 30, 2009 and December 31, 2008, respectively, which have been recorded as a long-term ARS as of June 30, 2009 and December 31, 2008 and we have recognized $362,000 and $351,000 as a put option in other long-term assets at June 30, 2009 and December 31, 2008, respectively and a corresponding loss of $3,000 and gain of $11,000 in other income for the three and six months ended June 30, 2009, respectively. Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, ("SFAS No. 159") entities are permitted to choose to measure many financial instruments and certain other items at fair value. We elected the fair value measurement option under SFAS No. 159 for our ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we have concluded that our ARS held as of June 30, 2009 and 2008, except those subject to the settlement, have experienced an other-than-temporary decline in fair value. Accordingly, we have recorded impairment charges of $2.2 million and $3.9 million during the six months ended June 30, 2009, and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

The following table summarizes our cash flow activity for the six months ended June 30, 2009 and 2008 (amounts in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash used in operating activities	$(5,390)	$(13,292)
Net cash (used in) provided by investing activities	$(11,279)	$33,052
Net cash used in financing activities	$(7,935)	$(8,644)

Net cash used in operating activities was $5.4 million for the six months ended June 30, 2009 compared to $13.3 million for the six months ended June 30, 2008. The decrease in cash used between the two periods primarily relates to a $3.8 million decrease in net loss due to increased revenue which generated cash and reductions of outside costs primarily related to legal activities and other cost reductions. The change was also due to the $2.5 million decrease in compensation expense on share based awards due to the departure of our former CEO during 2008.

Net cash used in investing activities was $11.3 million during the six months ended June 30, 2009 compared to cash provided by investing activities of $33.1 million during the six months ended June 30, 2008. Net cash used in investing activities was primarily the result of investing excess cash not currently required to fund operations. The net cash provided by investing activities during the six months ended June 30, 2008 was primarily the result of the sales, purchases and maturities of marketable investment securities. Capital expenditures for the six months ended June 30, 2009 and 2008 were $240,000 and zero, respectively.

Net cash used in financing activities was $7.9 million during six months ended June 30, 2009 compared to $8.6 million used in financing activities during the six months ended June 30, 2008. Cash used in financing activities during the six months ended June 30, 2009 and 2008 primarily consisted of principal payments of $35.4 million and $25.1 million, respectively, on our Class A Notes and capital lease obligation. This was partially offset by reductions in our restricted cash balances related to our Class A notes of $27.3 million and $16.4 million in the six months ended June 30, 2009 and 2008, respectively. Additionally, we received cash from the exercise of employee stock options of approximately $172,000 and $30,000 during the six months ended June 30, 2009 and 2008, respectively.

We could receive future milestone payments from all our agreements of up to $231.3 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of June 30, 2009, we have a total commitment of up to $277,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on GATTEX net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources, excluding marketable investment securities classified as long-term, but including interest earned thereon, will be sufficient to allow us to maintain our current and planned operations through at least the next twelve months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, GATTEX and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

New Accounting Standards

Refer to Notes 5, 6 and 14, in "Notes to Condensed Consolidated Financial Statements" for a discussion of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our interest rate risk exposure results from our investment portfolio, our convertible notes, and Class A and B Notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, significant changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. For certain securities, such as ARS, there are limits on the interest rate these securities can pay contractually. Increases in interest rates in excess of these contractual limits could cause the value of our investments to decline. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair market value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. With the exception of our investment in auction rate securities, we invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit, unless a loss is considered other than temporary, in which case the loss is recognized in earnings.

Our 5.75% Convertible Notes due 2014, our 8.0% Class A Notes due 2017, and our 15.5% Class B Notes due 2017, each have a fixed interest rate. As of June 30, 2009, our Convertible Notes, Class A Notes and Class B Notes had $50.0 million, $94.7 million and $133.5 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class A Notes and Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At June 30, 2009, included within our investment portfolio are investments in ARS with a fair value of $8.3 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates the principal value. Through June 30, 2009, we have recognized cumulative impairment charges of $23.2 million in earnings for these ARS with declines in value deemed to be other than temporary. See Note 4 to the condensed consolidated financial statements.

Foreign Currency Risk.  We have significant clinical and commercial manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the June 30, 2009 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2009, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to Note 11, Legal Proceedings, in "Notes to Condensed Consolidated Financial Statements" in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors

        Other than the risk factors below, there have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008. The following risk factors are amended and restated in their entirety:

We have a history of operating losses. We expect to incur net losses and we may never achieve or maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. As of June 30, 2009, we had an accumulated deficit of approximately $913.0 million. To date, our revenue from product sales has been in the form of royalty payments from Amgen on sales of Sensipar (cinacalcet HCl), royalty payments from Nycomed on sales of Preotact, milestone revenue from our collaborative agreements with Nycomed, product sales to Nycomed and beginning in 2008, royalty payments on sales of REGPARA by Kyowa Kirin. In July 2007, we entered into an agreement with Nycomed whereby they would assume sole responsibility for manufacturing Preotact. As described further herein, we have non-recourse debt that is secured by our royalty rights related to sales of Sensipar under our agreement with Amgen and we sold to DRI our right to receive royalty payments under our agreement with Nycomed arising from sales of Preotact. The right to royalties on Amgen's Sensipar sales will only be returned to us if those royalties are sufficient to repay our non-recourse Class A Notes and Class B Notes on a timely basis. The right to royalties on Nycomed's Preotact sales will only be returned to us if the amount of royalties received by DRI exceeds two and a half times the amount DRI has paid to us.

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

The right to royalties on Amgen's Sensipar sales will only be returned to us if those royalties are sufficient to repay our non-recourse Class A Notes and Class B Notes on a timely basis.  Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of a compound under the agreement in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable by Amgen with respect to the affected compound in the country in question until the proceedings are concluded. If the third party's patent is finally determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay the reserved royalties to the Company. If the third party's patent is held to be valid and infringed or if Amgen enters into a settlement of such infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. If Amgen reserves or reduces the royalties paid on Sensipar sales as a result of a third party claim, our ability to repay the non-recourse Class A and Class B Notes on a timely basis could be adversely affected.  In addition, if any such claim is successful or if

Amgen settles the claim, the right to receive future royalty payments on the sales of Sensipar may never be returned to us.

On May 20, 2009, Teva Pharmaceuticals USA, Inc. ("Teva U.S.") and Teva Pharmaceutical Industries Ltd ("Teva Israel" and collectively with Teva U.S., "Teva") filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603.  Teva is seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded.  If Teva's patent is determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay any reserved royalties to the Company. If Teva's patent is held to be valid and infringed, or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount.  In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. Amgen filed a motion to dismiss the complaint, in part, based on Amgen's claim that the Court lacks subject matter jurisdiction over Teva U.S. On July 22, 2009, an amended complaint was filed by Teva Israel against Amgen. Teva U.S. is not named as a plaintiff in the amended complaint.

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

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. If third parties engage in activities that infringe our proprietary rights we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the third party is not infringing, either of which would harm our competitive position. In addition, we cannot assure you that others will not design around our patented technology.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 14, 2009. The stockholders approved all proposals by the votes specified below:

Proposal One: To elect six (6) members of the Board of Directors as set forth in our 2009 Proxy Statement.

Nominees	For	Withheld
Michael W. Bonney	36,471,439	1,286,677
James G. Groninger	36,420,032	1,338,084
Donald E. Kuhla	36,367,906	1,390,210
Francois Nader	36,471,615	1,286,501
Rachel R. Selisker	36,551,578	1,206,538
Peter G. Tombros	36,286,957	1,471,519

Proposal Two: To approve amendment to 2005 Stock Option Plan:

			Broker
For	Against	Abstain	Non Votes
27,788,940	3,799,431	14,460	6,155,285

Proposal Three: to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
37,335,393	362,108	60,614
Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: August 6, 2009	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF