Form 10-Q
period 2009-09-30
NPS PHARMACEUTICALS INC
filed 2009-11-05
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at October 29, 2009
Common Stock $.001 par value	48,428,851

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,226	$50,834
Marketable investment securities	57,850	46,546
Restricted cash and cash equivalents	27,233	37,016
Accounts receivable	20,447	25,406
Litigation settlement receivable	-	16,000
Prepaid expenses	2,656	1,144
Other current assets	1,992	1,550
Total current assets	132,404	178,496

Equipment, net	363	285
Goodwill	9,429	9,429
Marketable investment securities	7,885	8,752
Debt issuance costs, net	3,882	5,158
Other assets	691	1,486
	$154,654	$203,606

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$25,051	$27,897
Litigation settlement payable	-	16,000
Deferred revenue	-	2,494
Current portion of capital lease obligation	34	78
Current portion of non-recourse debt	35,280	35,420
Total current liabilities	60,365	81,889
Convertible notes payable and capital lease obligation, less current portion	50,000	50,014
Non-recourse debt, less current portion	248,042	268,277
Other liabilities	18,614	18,512
Total liabilities	377,021	418,692

Commitments and contingencies (notes 7, 9 and 10)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; issued and
outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued and
outstanding 48,407,318 shares and 47,467,164 shares, respectively	48	47
Additional paid-in capital	696,143	689,947
Accumulated other comprehensive income (loss):
Net unrealized gains on marketable investment securities	2,833	470
Foreign currency translation losses	(626)	(670)
Accumulated deficit	(920,765)	(904,880)
Total stockholders' deficit	(222,367)	(215,086)
	$154,654	$203,606

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Royalties	$20,112	$21,703	$57,347	$51,894
Product sales	-	-	8	1,684
Milestones and license fees	7	4,372	4,742	24,636
Total revenues	20,119	26,075	62,097	78,214

Operating expenses:
Cost of royalties	500	1,705	500	4,690
Cost of goods sold	-	-	-	1,350
Cost of license fees	-	885	481	4,724
Research and development	9,828	5,273	22,087	14,128
General and administrative	5,827	3,667	15,361	17,355
Total operating expenses	16,155	11,530	38,429	42,247
Operating income	3,964	14,545	23,668	35,967
Other income (expense):
Interest income	374	983	1,374	3,804
Interest expense	(12,099)	(16,405)	(39,590)	(49,021)
Loss on impairment of marketable investment securities	-	(10,782)	(2,206)	(14,691)
Other	(40)	177	(180)	472
Total other expense, net	(11,765)	(26,027)	(40,602)	(59,436)
Loss before income tax benefit	(7,801)	(11,482)	(16,934)	(23,469)
Income tax benefit	(35)	(123)	(1,049)	(220)
Net loss	$(7,766)	$(11,359)	$(15,885)	$(23,249)

Net loss per common and potential common share
Basic	$(0.16)	$(0.24)	$(0.33)	$(0.49)
Diluted	$(0.16)	$(0.24)	$(0.33)	$(0.49)

Weighted average common and potential common
shares outstanding:
Basic	48,110	47,777	48,029	47,632
Diluted	48,110	47,777	48,029	47,632

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,885)	$(23,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114	106
Accretion of premium (discount) on marketable investment securities	71	(39)
Recognized loss on impairment of marketable investment securities	2,206	14,691
Non-cash interest expense	22,434	21,176
Non-cash reduction in interest accrual/change in royalty receivable	(7,014)	(6,196)
Realized (gain) loss on marketable investment securities	(67)	53
Compensation expense on share based awards	2,409	4,642
(Increase) decrease in operating assets:
Accounts receivable	5,032	(1,529)
Prepaid expenses, other current assets and other assets	14,841	(13,063)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(17,529)	17,075
Deferred revenue	(2,494)	(24,606)
Other liabilities	(432)	4,875
Net cash provided by (used in) operating activities	3,686	(6,064)

Cash flows from investing activities:
Sales of marketable investment securities	-	33,405
Maturities of marketable investment securities	26,894	17,250
Purchases of marketable investment securities	(37,178)	(17,604)
Acquisitions of equipment	(248)	(61)
Net cash (used in) provided by investing activities	(10,532)	32,990

Cash flows from financing activities:
Principal payments on debt and capital lease obligation	(35,377)	(25,083)
Proceeds from the sale of common stock and exercise of stock options	3,788	612
Decrease in restricted cash and cash equivalents	9,783	4,067
Net cash used in financing activities	(21,806)	(20,404)

Effect of exchange rate changes on cash	44	(88)

Net (decrease) increase in cash and cash equivalents	(28,608)	6,434
Cash and cash equivalents at beginning of period	50,834	91,682
Cash and cash equivalents at end of period	$22,226	$98,116

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,780	$21,024
Cash paid for income taxes	-	900

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains (losses) on marketable investment securities	157	(12,383)
Accrued acquisition of equipment	(56)	-
Debt issued in lieu of interest	14,944	12,836

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2009.

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

Revisions to Previously Issued 2008 Financial Statements

Certain prior year amounts have been reclassified to conform with the current year presentation. The Company reclassified $524,000 and $1.9 million for the three and nine months ended September 30, 2008 from research and development expenses to general and administrative expenses, for legal costs related to patents that were incorrectly included in research and development expenses in 2008.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("ASC").  Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not impact our financial position or results of operations.

Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognized or nonrecognized subsequent events.

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

Potential common shares of approximately 13.9 million during the three and nine months ended September 30, 2009, respectively, and 12.1 million and 14.0 million during the three and nine months ended September 30, 2008, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 9.2 million common shares for both the three and nine months ended September 30, 2009 and 2008. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.7 million common shares, for the three and nine months ended September 30, 2009, respectively, and 2.9 million and 4.8 million common shares, for the three and nine months ended September 30, 2008, respectively.

(3) Marketable Investment Securities

The Company's investment portfolio includes investments in certain auction-rate securities (ARS). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, the Company's ARS portfolio continues to experience unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, the Company's ARS are illiquid and will be until there is a successful auction for them and therefore, the Company has classified ARS as non-current assets as of September 30, 2009 and December 31, 2008, except those subject to the settlement (see below), which are classified as current at September 30, 2009.

The estimated value of the Company's ARS holdings was $9.3 million and $8.8 million at September 30, 2009 and December 31, 2008, respectively, which were $20.4 million and $20.9 million, respectively, less than the principal value of $29.7 million. In estimating the fair value of the Company's ARS, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

Due to the severity of the decline in fair value, as well as the duration of time for which these securities have been in a loss position, the Company concluded that its ARS held as of September 30, 2009, except those subject to the settlement (see below), have experienced other-than-temporary declines in fair value. Accordingly, the Company recorded impairment charges of $0 and $10.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $14.7 million for the nine months ended September 30, 2009 and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if the Company experiences ratings downgrades on any investments in its portfolio, including on ARS, the fair value of the Company's investment portfolio may decline further.

In October 2008, the Company entered into a settlement agreement to sell certain of its ARS back to its investment advisor no later than June 30, 2010 at par of $1.8 million, and the Company transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million, as of September 30, 2009 and December 31, 2008, respectively, which have been recorded as current at September 30, 2009 and long-term at December 31, 2008, and the Company has recognized $321,000 and $351,000 as a put option in other current assets at September 30, 2009 and other long-term assets at December 31, 2008, respectively, and losses of $41,000 and $29,000 in other income for the three and nine months ended September 30, 2009, respectively. The Company elected the fair value measurement option for its ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, the Company has used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models. The Company has recognized $43,000 and $0 as a gain in other income for the three months ended September 30, 2009, and September 30, 2008, respectively and $67,000 and $0 as a gain in other income for the nine months ended September 30, 2009, and September 30, 2008, respectively.

(4) Fair Value Measurement

Summary of Assets Recorded at Fair Value

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of September 30, 2009 and December 31, 2008 (in thousands):

				September 30,
	Level 1	Level 2	Level 3	2009

Marketable investment securities	$56,435	$-	$1,415	$57,850
Marketable investment securities, non-current	-	-	7,885	7,885

Total assets at fair value at September 30, 2009	$56,435	$-	$9,300	$65,735

				December 31,
	Level 1	Level 2	Level 3	2008

Marketable investment securities	$46,546	$-	$-	$46,546
Marketable investment securities, non-current	-	-	8,752	8,752

Total assets at fair value at December 31, 2008	$46,546	$-	$8,752	$55,298

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$8,343	$25,790	$8,752	$53,286
Total gains (losses) (realized or unrealized)
Included in earnings	43	(10,782)	(2,139)	(14,691)
Included in other comprehensive income	914	(49)	2,687	650
Transfers in (out) of Level 3	-	-	-	1,750
Sales	-	-	-	(26,036)
Ending balance	$9,300	$14,959	$9,300	$14,959
(Gains) losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$(43)	$10,782	$2,139	$14,691

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $5.2 million and $9.6 million, respectively, at September 30, 2009.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$53,990	$50,000	$50,380	$50,000
8.0% Secured Notes - Class A	99,416	94,682	140,402	130,002
15.0% Secured Notes - Class B	117,844	138,640	92,771	123,695
Total	$271,250	$283,322	$283,553	$303,697

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these large customers. Substantially all of the Company's revenues for the three and nine months ended September 30, 2009 and 2008 were from four and three licensees of the Company, respectively. At September 30, 2009 and December 31, 2008, substantially all of the Company's accounts receivable balances were from four licensees. The Company monitors the financial performance and credit worthiness of its large customers so that it can properly assess and respond to changes in their credit profile. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

Marketable Investment Securities

The following is a summary of the Company's cash, cash equivalents and marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of September 30, 2009:	cost	gains	losses	value
Cash and Cash Equivalents:	$22,225	$1	$-	$22,226
Available for Sale:
Debt securities:
Corporate	$15,235	$51	$(2)	$15,284
Government agency	41,054	97	-	41,151
Total investments in marketable securites-current	$56,289	$148	$(2)	$56,435
Debt securities:
Auction rate securities	5,199	2,686	-	7,885
Total investments in marketable securites-noncurrent	$5,199	$2,686	$-	$7,885
Trading:
Debt securities:
Auction rate securities	1,415	-	-	1,415
Total investments in marketable securites-current	$1,415	$-	$-	$1,415

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2008:	cost	gains	losses	value
Cash and Cash Equivalents:	$50,825	$9	$-	$50,834

Available for Sale:
Debt securities:
Corporate	$2,992	$51	$-	$3,043
Government agency	43,093	412	(2)	43,503
Total investments in marketable securites-current	$46,085	$463	$(2)	$46,546

Debt securities:
Auction rate securities	7,404	-	-	7,404
Total investments in marketable securites-noncurrent	$7,404	$-	$-	$7,404

Trading:
Debt securities:
Auction rate securities	1,348	-	-	1,348
Total investments in marketable securites-noncurrent	$1,348	$-	$-	$1,348

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at September 30, 2009 and December 31, 2008 (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$57,704	$57,850	$39,482	$39,820
Due after one year through five years	-	-	7,951	8,074
Due after five years through ten years	-	-	-	-
Due after ten years	5,199	7,885	7,404	7,404
Total debt securities	$62,903	$65,735	$54,837	$55,298

Impairments

Other-than-Temporary Impairments

In April 2009, the Company implemented newly issued accounting standards that provide guidance for the recognition, measurement and presentation of other-than-temporary impairments. These newly issued standards amended the other-than-temporary impairment model for debt securities and requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The impairment model for equity securities was not affected.

Under the new accounting standards, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Even if an investor does not expect to sell a debt security, expected cash flows to be received must be evaluated to determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Evaluating Investments for Other-than-Temporary Impairments

The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

Recognition and Measurement of Other-than-Temporary Impairment

No impairment losses were recognized through earnings related to available for sale securities during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Company recognized $2.2 million in charges for the impairment of available-for-sale securities primarily related to ARS due to the duration of time for which these securities have been in a loss position and the severity of the decline in fair value.

For the three and nine months ended September 30, 2008, the Company recognized $10.8 million and $14.7 million, respectively, in charges for the other-than-temporary impairment of available-for-sale securities primarily related to ARS.

During the three and nine months ended September 30, 2009, the Company recorded unrealized gains of $914,000 and $2.7 million in other comprehensive income, respectively related to ARS.

Proceeds from Marketable Investment Securities

The proceeds from maturities and sales of marketable investment securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Proceeds from sales and maturities	$9,250	$3,051	$26,895	$50,655
Realized gains	43	-	67	-
Realized losses	-	1	-	53

The realized gains and losses for the three and nine months ended September 30, 2009 and 2008 primarily relate to sale of corporate debt securities.

(6) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other comprehensive income (loss):
Gross unrealized gain (loss) on marketable investment securities
during the period	$809	$(10,935)	$157	$(12,383)
Reclassification for recognized (gain) loss on marketable
investment securities during the period	-	10,782	2,206	14,743
Net unrealized gain (loss) on marketable investment securities	809	(153)	2,363	2,360
Foreign currency translation gain (loss)	(4)	(278)	44	(547)
Net loss	(7,766)	(11,359)	(15,885)	(23,249)
Comprehensive loss	$(6,961)	$(11,790)	$(13,478)	$(21,436)

(7) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Convertible notes	$50,000	$50,000
Non-recourse debt	283,322	303,697
Capital lease obligation	34	92
Total debt	333,356	353,789
Less current position	35,314	35,498
Total long-term debt	$298,042	$318,291

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was approximately $725,000 as of September 30, 2009 and December 31, 2008. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain milestones, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75 % Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2009.

(b) Non-recourse Debt

Sensipar-Secured Non-recourse Debt

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen, Inc., for Sensipar® (cinacalcet HCl). Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal are made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of September 30, 2009 and December 31, 2008, the outstanding principal balance on the Class A Notes was $94.7 million and $130.0 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HCl by Amgen. As of September 30, 2009 and December 31, 2008, the Company classified $35.3 million and $35.4 million, respectively, of the Class A Notes as current based on royalty payments accrued during the nine months ended September 30, 2009 and the year ended December 31, 2008 plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of cinacalcet HCl by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt of six years using the "effective interest-rate" method. The estimated life is based on projections of royalties to be earned from cinacalcet HCl sales. Accrued interest on the Class A Notes was approximately $16.3 million and $21.9 million as of September 30, 2009 and December 31, 2008, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the "effective interest-rate" method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 16.2%.

In August 2007, the Company completed a private placement of $100.0 million in Secured 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen. Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. The outstanding principal balance on the Class B Notes, including PIK Notes of $38.6 million and $23.7 million, were $138.6 million and $123.7 million, as of September 30, 2009 and December 31, 2008, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the "effective interest-rate" method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.1%.

Preotact-Secured Non-recourse Debt

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3., in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. An additional $25.0 million will be due to the Company in 2010 if certain Preotact sales thresholds are achieved. If and when DRI receives two and a half times the principal advanced, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. The Company has determined that it should classify the initial up-front purchase price as debt and amortize using the effective interest rate method over an estimated life of 11 years. The liability recorded related to the DRI transaction was $50.0 million as of September 30, 2009 and December 31, 2008, and accrued interest under the DRI agreement was $3.3 million and

$4.1 million as of September 30, 2009 and December 31, 2008, respectively. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including issuance costs, is approximately 16.2%.

(8) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for both the U.S. (both Federal and state) and Canada as of September 30, 2009 and December 31, 2008. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of September 30, 2009, the statute of limitations for income tax audits in Canada remains open for the tax years ended on or after December 31, 2003. The statute of limitations for income tax audits in the U.S. remains open for the tax years ended on or after December 31, 2003.

The Company recorded income tax benefit of $35,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively, primarily for the Company's recognition of refundable income tax credits from the Canadian province of Quebec relating to research and development activities for which the statute of limitations expired.

(9) Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers. The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of API and drug product. Under the terms of these various contracts, the Company may be required to purchase certain minimum quantities of product each year.

(10) Legal Proceedings

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

All settlement amounts were paid by the Company's directors' and officers' liability insurers in the second quarter of 2009. The Company's balance sheet reflected a $16 million and $0 litigation receivable and a $16 million and $0 litigation settlement payable as of December 31, 2008 and September 30, 2009, respectively.

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

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The `068 patent, the `003 patent and the `146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the `244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company ("the Plaintiffs") filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd ("Teva Israel" and collectively with Teva U.S., "Teva") relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and counterclaims alleging that the `068, `003, `146, and `244 are invalid and/or not infringed. On September 10, 2008, the Company, The Brigham and Women's Hospital and Amgen filed answers to Barr's and Teva's counterclaims. On April 3, 2009, Barr and Teva filed motions to amend their answers, defenses, and counterclaims to include allegations that the Sensipar patents are unenforceable for inequitable conduct. Teva also sought to add a counterclaim asserting that Amgen infringed Teva's U.S. Patent No. 7,449,603. On May 15, 2009, the Court denied the motion to add the counterclaim against Amgen but granted motions by Teva and Barr to add counterclaims of unenforceability for inequitable conduct. On September 24, 2009, the Court granted a motion brought by Teva and Barr to proceed on representative claims. The trial in the first instance shall be on the representative claims selected by the Plaintiffs (no more than 12) without prejudice to a trial at a later point if Plaintiffs request on any remaining claims. The parties are currently engaged in active fact discovery and the case is scheduled to be placed in the trial pool on September 1, 2010. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen is vigorously prosecuting these actions to protect these patents from infringement.

On May 20, 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603.  Teva is seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded.  If Teva's patent is determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay any reserved royalties to the Company. If Teva's patent is held to be valid and infringed, or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount.  In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. On October 27, 2009, Amgen notified the Company that it is not reserving any of the 2009 third quarter's cinacalcet HCl royalties payable to the Company and has not previously reserved any cinacalcet HC1 royalties payable to the Company. Amgen filed a motion to dismiss the complaint, in part, based on Amgen's claim that the Court lacks subject matter jurisdiction over Teva U.S. On July 22, 2009, an amended complaint was filed by Teva Israel against Amgen. Teva U.S. is not named as a plaintiff in the amended complaint.

(11) Equity Financing

On August 5, 2009, the Company entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. ("Azimuth").  The Company entered into a Common Stock Purchase Agreement with Azimuth, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $40,000,000 of the Company's common stock, or the number of shares which is one share less than twenty percent (20%) of the issued and outstanding shares of the Company's common stock as of August 5, 2009 (subject to automatic reduction in certain circumstances), at varying price discounts of up to 5% as defined, over the 18-month term of the Purchase Agreement. The Company is not obligated to utilize this facility but if it elects to make a draw under this facility, the timing, dollar amount, and floor price per share are at the sole discretion of the Company, subject to certain limits as to the price per share and the draw down amounts. Azimuth is permitted to terminate this agreement under certain circumstances. NPS did not pay a commitment fee or issue any warrants to secure this facility. On September 29, 2009, Azimuth purchased 842,511 shares of the Company's common stock under the Purchase Agreement at an aggregate purchase price of $3,500,000.

(12) Stock Options

During the nine months ended September 30, 2009, the Company's Board of Directors awarded a total of 378,000 options to certain of the Company's executive officers. Vesting of these options are subject to the Company achieving certain performance criteria established at the beginning of each of the two and three year performance periods, beginning January 20, 2009. Vesting percentages are calculated based on the Total Shareholder Return (TSR) of the Company's common stock as compared to the TSR of the NASDAQ Biotechnology Index. The vesting schedule, as seen below, can produce vesting percentages of 0%, 50%, 115% and 125% of the options granted, half of which relate to each performance period. TSR is determined as the change in stock prices from January 20, 2009 to the end of each performance period using a 20 day average of the adjusted closing price.

Vesting Schedule
Vesting
Performance of Company	(% of Target
Stock Price Relative to the NASDAQ	Award for
Biotechnology Index	Performance Period)
Top Quartile	125%
Second Quartile	115%
Third Quartile	50%
Bottom Quartile	0%

The Company utilized a Monte Carlo Simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche. For the three and nine months ended September 30, 2009, the Company recorded $116,000 and $318,000, respectively, of share-based compensation expense related to these options.

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

Effective January 1, 2009, the Company adopted a newly issued accounting standard for the accounting and disclosure of an entity's collaborative arrangements. This newly issued standard prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with this guidance, the Company evaluated its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from the Company's collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from the Company's collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For collaborations with commercialized products, if the Company is the principal (as defined in reporting revenue as a principal versus net as an agent as required by the Revenue Recognition Topic of the Codification) the Company records revenue and the corresponding operating costs in their respective line items within the Company's condensed consolidated statements of operations, if the Company is not the principal, the Company records operating costs as a reduction of revenue. The guidance describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of this new accounting standard did not affect the Company's financial position or results of operations, however it resulted in enhanced disclosures for the Company's collaboration activities.

Following is a description of significant current collaborations and license agreements:

(a) Amgen Inc.

The Company has a development and license agreement with Amgen to develop and commercialize compounds for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen also acquired an equity investment in the Company in 1995. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. To date, Amgen has paid the Company $19.0 million in milestone payments. Amgen is incurring all costs of developing and commercializing these products. Amgen received exclusive worldwide rights excluding Japan, China, Korea, and Taiwan. The Company recognized royalties from product sales of $16.5 million and $19.0 million for the three months ended September 30, 2009 and 2008, respectively, and $47.5 million and $44.6 million for the nine months ended September 30, 2009 and 2008, respectively, under the contract.

(b) Kyowa Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Kirin, formerly Kirin Pharma, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, Korea, and Taiwan. Kyowa Kirin paid the Company a $5.0 million license fee and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. To date, Kyowa Kirin has paid the Company $13.0 million in milestone payments. In October 2007, Kyowa Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis, where the Company achieved the 2007 milestone. The Company recognized license fee revenue of $0 in the three and nine months ended September 30, 2009 and 2008. The Company recognized royalty revenue of $1.0 million and $531,000 in the three months ended September 30, 2009 and 2008, respectively and $2.6 million and $1.1 million in the nine months ended September 30, 2009 and 2008, respectively.

(c) Nycomed

Teduglutide

In September 2007 the Company entered into a license agreement with Nycomed Danmark ApS (Nycomed) in which the Company granted Nycomed the right to develop and commercialize teduglutide outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. Teduglutide, a proprietary analog of GLP-2, is being evaluated as GATTEX® in a Phase 3 registration study known as STEPS for intestinal failure associated with short bowel syndrome and in preclinical development for gastrointestinal mucositis and other pediatric indications. The Company received $35.0 million in up-front fees under the agreement with $10.0 million upon signing and an additional $25.0 million received in the fourth quarter of 2007. Under the terms of the agreement, the Company has the potential to earn up to $190.0 million in development and sales milestone payments plus royalties on product sales. Under the terms of the agreement, the Company was responsible to complete the first Phase 3 clinical trial in SBS and Nycomed may elect to share equally the future development costs with NPS to advance and broaden the indications for teduglutide. Additionally, under a previously existing licensing agreement with a third party, the Company was required to pay $6.6 million to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. Due to the Company's continuing involvement, the Company recognized revenue associated with the upfront fees over the estimated performance period and for the three months ended September 30, 2009 and 2008, the Company recognized $0 and $4.4 million in license fee revenue, respectively and $2.5 million and $23.3 million for the nine months ended September 30, 2009 and 2008, respectively. The up-front license fee has been fully recognized, as revenue, as of September 30, 2009.

In December 2008, Nycomed and the Company agreed to share equally in certain external clinical costs incurred by both companies, including those related to a second Phase 3 study of teduglutide in SBS. Reimbursements from Nycomed for their portion of the research and development activities are characterized as a reduction of the Company's research and development costs because performing contract research and development services is not central to the Company's operations. During the three and nine months ended September 30, 2009 the Company recorded $481,000 and $1.6 million, respectively, as a reduction of research and development expenses.

Preotact® (parathyroid hormone 1-84)

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® (parathyroid hormone 1-84) in Europe. Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company's common stock. The agreement requires Nycomed to pay the Company up to 20.8 million Euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. To date, the Company has received 7.2 million Euros in milestone payments from Nycomed, all of which has been recognized as revenue. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize Preotact in all non-U.S. territories, excluding Japan and Israel; however, Nycomed's licensed rights in Canada and Mexico, revert back to the Company if the company receives regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement provides for the assumption by Nycomed of NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement, which occurred in 2008.

Revenues from Nycomed related to the Preotact agreement are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Royalties	$2,538	$2,156	$7,017	$6,198
Product sales	-	-	-	1,684
Milestone and license fees	-	-	2,203	1,283
Total revenues	$2,538	$2,156	$9,220	$9,165

(14) Lease Agreement

On September 1, 2009, the Company entered into a lease agreement for approximately 33,500 square feet of office space located in Bedminster, New Jersey. The lease will commence on March 1, 2010 and will continue thereafter through April 30, 2013. The Company will pay average rent of approximately $66,344 per month for the term of the lease plus certain other expenses, however, the Company is not required to pay rent for the first five months of the term. The Company also has an option to renew the lease for an additional three year term.

(15) New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company's management believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, ("ASU 2009-05"). ASU 2009-05 amends ASC Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The Company is currently evaluating the potential impact the adoption of this standard could have on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables, ("EITF 00-21"). ASU No. 2009-13 provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

In June 2009, the FASB issued the following new accounting standard, which has not yet been integrated into the Codification. Accordingly, this accounting standard will remain authoritative until integrated:

  SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), ("SFAS 167")

SFAS 167 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The new standard also amends existing literature to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on its financial position or results of operations.

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

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward- looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of factors, including:

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

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as well as Item 1A in part II of subsequent Quarterly Reports on Form 10-Q entitled "Risk Factors" which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Overview

We are a biopharmaceutical company focused on the development of new treatment options for patients with rare gastrointestinal and endocrine disorders and serious unmet medical needs. Our lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: teduglutide and NPSP558 (parathyroid hormone (PTH 1-84)). Teduglutide is our analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining, and is in Phase 3 clinical development for parenteral nutrition (PN) dependent short bowel syndrome (SBS). SBS is a highly disabling condition that results from surgical resection, congenital defect or disease-associated loss of absorption and the subsequent inability to maintain fluid, electrolyte, and nutrient balances on a conventional diet. NPSP558 is our recombinant full-length human parathyroid hormone (PTH 1-84) that is in Phase 3 clinical development for hypoparathyroidism, a rare condition in which the body does not maintain normal calcium levels in the blood due to insufficient levels of parathyroid hormone.

We have incurred cumulative losses from inception through September 30, 2009 of approximately $920.8 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include activities to obtain FDA approval to market teduglutide and NPSP558 in the U.S.; current and future clinical trials with teduglutide and NPSP558; and clinical and manufacturing costs for teduglutide and NPSP558 in the U.S.

Results of Operations

Three Months Ended September 30, 2009 and 2008

The following table summarizes selected operating statement data for the three months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Royalties	$20,112	$21,703
Product sales	-	-
Milestones and license fees	7	4,372
Total revenues	$20,119	$26,075

Operating expenses:
Cost of royalties	$500	$1,705
% of royalties	2%	8%
Cost of license fees	$-	$885
% of milestones and license fees	-	20%
Research and development	$9,828	$5,273
% of total revenue	49%	20%
General and administrative	$5,827	$3,667
% of total revenue	29%	14%

Revenues.  Substantially all our revenues are from license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $20.1 million for the quarter ended September 30, 2009 compared to $26.1 million for the quarter ended September 30, 2008. We recognized revenue under our research and license agreements during the three months ended September 30, 2009 and 2008, respectively, as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2009	2008
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$16,461	$19,016
Preotact (parathyroid hormone (PTH 1-84))	2,538	2,156
Regpara (cinacalcet HCl)	1,019	531
Nucynta (tapentadol)	94	-
Total royalties	20,112	21,703

Product sales	-	-

Milestones and license fees:
Teduglutide	-	4,365
Preotact	-	-
Other	7	7
Total milestones and license fees	7	4,372

Total revenues	$20,119	$26,075

The decrease in royalty revenue earned from Amgen for the three months ended September 30, 2009 is due to Amgen's achievement of certain annual cumulative sales thresholds which occurred during the three months ended June 30, 2009 as compared to Amgen achieving this sales threshold during the three months ended September 30, 2008. Achievement of this cumulative sales threshold increases the royalty rate earned for all sales during the year in the period that threshold is reached. This decrease was partially offset by continued sales growth of Sensipar (cinacalcet HCl) during the quarter. Amgen pays royalties on sales of Sensipar directly to a wholly owned subsidiary of NPS and the royalties are used to repay the non-recourse debt issued in August 2007 and December 2004.

For the three months ended September 30, 2009 and 2008, our revenues related to our agreement with Nycomed for Preotact were $2.5 million and $2.2 million in royalty revenue, respectively. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital.

During the three months ended September 30, 2009 and 2008, we recognized royalty revenue of $1.0 million and $531,000, respectively, from Kyowa Kirin (formerly Kirin Pharma) for sales of Regpara, which was launched in the first quarter of 2008.

During the three months ended September 30, 2009 and 2008, we recognized royalty revenue of $94,000 and $0, respectively, from Ortho-McNeil-Janssen Pharmaceutical, Inc. ("Ortho") for sales of Nucynta, which was launched in the second quarter of 2009.

For the three months ended September 30, 2009 and 2008, our revenues related to our agreement with Nycomed for teduglutide were $0 and $4.4 million, respectively. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize teduglutide in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee under the Nycomed agreement. Due to our continued involvement under the agreement we recognized revenue over the estimated performance period and at June 30, 2009 we had fully recognized the deferred revenue.

Cost of Royalties.  Our cost of royalties consists of royalties owed under an agreement with a third party based on reaching certain cumulative sales milestones of Preotact and our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl in the three months ended September 30, 2009 and 2008, respectively. We recorded cost of royalties of $500,000 and $1.7 million during the three months ended September 30, 2009 and 2008, respectively. The decrease in cost of royalties is due to our meeting the lifetime contractual obligations under the agreement with the Brigham and Women's Hospital during the fourth quarter of 2008 partially offset by achieving a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the third quarter of 2009. Under our agreement with the Brigham and Women's Hospital, our lifetime royalty obligation was fulfilled when cumulative royalty expense reached $15.0 million in the fourth quarter of 2008.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party resulting from the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $0 and $885,000 during the three months ended September 30, 2009 and 2008, respectively. Under the third party licensing agreement, we have made cash payments of approximately $6.6 million to date, related to the Nycomed teduglutide agreement. All of the cost of license fees related to teduglutide have been recognized as expense as of June 30, 2009 in conjunction with the related deferred revenue.

Research and Development. Our research and development expenses are primarily comprised of personnel-related costs for our employees who are dedicated to development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval. For the three months ended September 30, 2009 our research and development expenses increased to $9.8 million from $5.3 million for the three months ended September 30, 2008. The increase in research and development expenses primarily related to a $4.3 million increase in outside services primarily due to higher levels of activity in our ongoing clinical studies and commercial supply chain management. The increase was partially offset by a $481,000 reduction of research and development expenses due to our agreement with Nycomed where we agreed to share equally in both companies' external costs for the clinical trial for teduglutide in SBS.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, business insurance, property taxes, professional fees, legal fees and product marketing activities. Our general and administrative expenses increased to $5.8 million for the three months ended September 30, 2009 from $3.7 million for the comparative period in 2008. The increase in general and administrative expenses for 2009 primarily related to a $637,000 increase in personnel costs primarily related to an increase in severance and share-based compensation costs during the three months ended September 30, 2009 and a $1.2 million increase in outside costs, which includes a $724,000 increase in legal fees and $613,000 in strategic and marketing consulting costs, partially offset by a decrease in general outside costs in the three months ended September 30, 2009.

Interest Income. Interest income decreased to $374,000 for the three months ended September 30, 2009 from $983,000 from the comparative period in 2008, primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2009 compared with 2008.

Interest Expense.  Our interest expense decreased to $12.1 million for the three months ended September 30, 2009 from $16.4 million for the comparable period in 2008. Our long-term royalty forecasts for Sensipar and Preotact are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to a lower effective interest rate ($4.3 million decrease) related to the Class A Notes resulting from a decrease in the forecast of Sensipar royalties, ($706,000 decrease) resulting from a $35.3 million principal payment on the Class A Notes in April 2009 and a lower effective interest rate related to DRI Capital's purchase of our Preotact royalty, accounted for as debt ($18,000 decrease) due to a decrease in forecasted Preotact royalties. The decrease was partially offset by increased interest expense on the Class B notes ($759,000 increase) due to an increased balance on the notes due to the issuance of paid-in-kind notes for interest accrued.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges in earnings of $0 and $10.8 million for the three months ended September 30, 2009 and 2008, respectively, related to other-than-temporary declines in fair value of our ARS. (See Liquidity and Capital Resources)

Nine Months Ended September 30, 2009 and 2008

The following table summarizes selected operating statement data for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Revenues:
Royalties	$57,347	$51,894
Product sales	8	1,684
Milestones and license fees	4,742	24,636
Total revenues	$62,097	$78,214

Operating expenses:
Cost of royalties	$500	$4,690
% of royalties	1%	9%
Cost of goods sold	$-	$1,350
% of product sales	-%	80%
Cost of license fees	$481	$4,724
% of milestones and license fees	10%	19%
Research and development	$22,087	$14,128
% of total revenue	36%	18%
General and administrative	$15,361	$17,355
% of total revenue	25%	22%

Revenues.  Our revenues were $62.1 million for the nine months ended September 30, 2009 compared to $78.2 million for the nine months ended September 30, 2008. We recognized revenue under our research and license agreements during the nine months ended September 30, 2009 and 2008, respectively, as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$47,464	$44,560
Preotact (parathyroid hormone (PTH 1-84))	7,017	6,198
Regpara (cinacalcet HCl)	2,603	1,136
Nucynta (tapentadol)	261	-
Other	2	-
Total royalties	57,347	51,894

Product sales:
Preotact	-	1,684
Teduglutide	8	-
Total product sales	8	1,684

Milestones and license fees:
Teduglutide	2,494	23,297
Preotact	2,203	1,283
Other	45	56
Total milestones and license fees	4,742	24,636

Total revenues	$62,097	$78,214

The increase in royalty revenue earned from Amgen for the nine months ended September 30, 2009 is due to sales growth of Sensipar (cinacalcet HCl).

For the nine months ended September 30, 2009, our revenues related to our agreement with Nycomed for Preotact were comprised of $7.0 million in royalty revenue and $2.2 million in milestone revenue related to Preotact achieving a certain cumulative sales threshold during the year. For the nine months ended September 30, 2008, our revenues related to our agreement with Nycomed for Preotact were comprised of (i) $6.2 million in royalty revenue; (ii) $1.7 million in product sales; and (iii) $1.3 million in license fee and milestone revenue. Under our agreement with Nycomed for Preotact, Nycomed has assumed the responsibility for manufacturing Preotact in the first quarter of 2008. Therefore, we will no longer recognize product sale revenue in the future under this arrangement.

During the nine months ended September 30, 2009 and 2008, we recognized royalty revenue of $2.6 million and $1.1 million, respectively, from Kyowa Kirin (formerly Kirin Pharma) for sales of Regpara, which was launched in the first quarter of 2008.

During the nine months ended September 30, 2009 and 2008, we recognized royalty revenue of $261,000 and $0, respectively, from Ortho for sales of Nucynta, which was launched in the second quarter of 2009, which was launched in the second quarter of 2009.

For the nine months ended September 30, 2009 and 2008, we recognized $2.5 million and $23.3 million, respectively. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize teduglutide in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee under the Nycomed agreement. Due to our continued involvement under the agreement we recognized revenue over the estimated performance period and at June 30, 2009 we had fully recognized the deferred revenue.

Cost of Royalties.  Our cost of royalties consists of royalties owed under an agreement with a third party based on reaching certain cumulative sales milestones of Preotact and our agreement with the Brigham and Women's Hospital on sales of cinacalcet HCl in the three months ended September 30, 2009 and 2008, respectively. We recorded cost of royalties of $500,000 and $4.7 million during the nine months ended September 30, 2009 and 2008, respectively. The decrease in cost of royalties is due to meeting the lifetime contractual obligations under the agreement with the Brigham and Women's Hospital during the fourth quarter of 2008 offset by achieving a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the third quarter of 2009. Under our agreement with the Brigham and Women's Hospital, our lifetime royalty obligation was fulfilled when cumulative royalty expense reached $15.0 million in the fourth quarter of 2008.

Cost of Goods Sold. Our cost of goods sold of $1.4 million for the nine months ended September 30, 2008 consists of the cost of inventory, subsequent to the April 2006 approval of Preotact in the EU, for product sales to Nycomed. Prior to the approval of Preotact in the EU, we expensed the costs associated with inventory as research and development expense. Nycomed assumed the responsibility for manufacturing Preotact during the first quarter of 2008, which resulted in no subsequent Preotact product sales or cost of goods sold.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party resulting from the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $481,000 and $4.7 million during the nine months ended September 30, 2009 and 2008, respectively. Under the third party licensing agreement, we have made cash payments of approximately $6.6 million to date, related to the Nycomed teduglutide agreement. All of the cost of license fees related to teduglutide have been recognized as expense as of June 30, 2009 in conjunction with the related deferred revenue.

Research and Development. For the nine months ended September 30, 2009 our research and development expenses increased to $22.1 million from $14.1 million for the nine months ended September 30, 2008. The increase in research and development expenses primarily related to a $8.5 million increase in outside services primarily due to higher levels of activity in our ongoing clinical studies and commercial supply chain management and a $936,000 increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558. The increase was partially offset by a $1.6 million reduction of research and development expenses due to our agreement with Nycomed where we agreed to share equally in both companies' external costs for the clinical trial for teduglutide in SBS.

General and Administrative.  Our general and administrative expenses decreased to $15.4 million for the nine months ended September 30, 2009 from $17.4 million for the comparative period in 2008. The reduction in general and administrative expenses primarily related to a $2.4 million decrease in personnel costs (we recognized approximately $3.3 million of expenses during the nine months ended September 30, 2008, associated with the departure of the former CEO, which included a cash payment and non-cash charges related to the acceleration of previously issued equity awards), offset by a $404,000 increase in general outside costs for the nine months ended September 30, 2009.

Interest Income. Interest income decreased to $1.4 million for the nine months ended September 30, 2009 from $3.8 million from the comparative period in 2008, primarily due to lower interest rates on our investments and lower average cash, cash equivalent and marketable investment securities balances in 2009 compared with 2008.

Interest Expense.  Our interest expense decreased to $39.6 million for the nine months ended September 30, 2009 from $49.0 million for the comparable period in 2008. Our long-term royalty forecasts for Sensipar and Preotact are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to a lower effective interest rate ($8.8 million decrease) related to the Class A Notes resulting from a decrease in the forecast of Sensipar royalties, ($2.1 million decrease) resulting from a $35.3 million principal payment on the Class A Notes in April 2009 and a lower effective interest rate related to DRI Capital's purchase of our Preotact royalty, accounted for as debt ($726,000 decrease) due to a decrease in forecasted Preotact royalties. The decrease was partially offset by increased interest expense on the Class B notes ($2.2 million increase) due to an increased balance on the notes due to the issuance of paid-in-kind notes for interest accrued.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges in earnings of $2.2 million and $14.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to other-than-temporary declines in fair value of our ARS. (See Liquidity and Capital Resources)

Income Taxes.  Our income tax benefit was $1.0 million and $220,000 for the nine months ended September 30, 2009 and 2008, respectively. The income tax benefit in 2009 primarily relates to the recognition of refundable tax credits from the Canadian province of Quebec for research and development activities for which the statute of limitations expired. The income tax benefit in 2008 relates to the recognition of refundable tax credits from the Canadian province of Quebec for research and development activities which were claimed during the year.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2009	2008
Cash, cash equivalents, and current marketable investment securities	$80,076	$97,380
Total assets	154,654	203,606
Current debt	35,314	35,498
Non-current debt	298,042	318,291
Stockholders' deficit	$(222,367)	$(215,086)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through September 30, 2009, we have recognized $411.8 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $567.6 million from the sale of equity securities for cash, and $555.2 million from the sale of non-recourse secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and current marketable investment securities, which totaled $80.1 million at September 30, 2009. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Our investment portfolio includes investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. With the liquidity issues experienced in global credit and capital markets, our ARS portfolio continues to experience multiple unsuccessful auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Given the unsuccessful auctions, our ARS are considered illiquid and will be until there is a successful auction for them and therefore, we have classified ARS (except the ARS involved in the settlement agreement - see below) as non-current assets as of September 30, 2009 and December 31, 2008.

The estimated fair value of our ARS holdings at September 30, 2009, was $9.3 million, which is $20.4 million less than the principal value of $29.7 million. In estimating the fair value of our ARS, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined with proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

In October 2008, we entered into a settlement agreement to sell certain of our ARS back to our investment advisor no later than June 2010 at par of $1.8 million, and we transferred these ARS from the available for sale category to the trading category. The fair values of these ARS are $1.4 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively, which have been recorded as current at September 30, 2009 and long-term at December 31, 2008, and we have recognized $321,000 and $351,000 as a put option in other current assets at September 30, 2009 and other long-term assets at December 31, 2008, respectively and losses of $41,000 and of $29,000 in other income for the three and nine months ended September 30, 2009, respectively. We elected the fair value measurement option for our ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option will approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, we have used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models.

Due to the severity of the decline in fair value as well as the duration of time for which these securities have been in a loss position, we concluded that our ARS held as of September 30, 2009 and 2008, except those subject to the settlement, have experienced other-than- temporary declines in fair value. Accordingly, we recorded impairment charges of $2.2 million and $14.7 million during the nine months ended September 30, 2009, and 2008, respectively. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience ratings downgrades on any investments in our portfolio, including on ARS, the fair value of our investment portfolio may decline further. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

The following table summarizes our cash flow activity for the nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in) operating activities	$3,686	$(6,064)
Net cash (used in) provided by investing activities	$(10,532)	$32,990
Net cash used in financing activities	$(21,806)	$(20,404)

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2009 compared to cash used in operating activities of $6.1 million for the nine months ended September 30, 2008. The swing to net cash provided by operating activities resulted primarily from recording a lower net loss for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The decrease in the net loss of $7.4 million primarily relates to increased revenue which generated cash. The decrease in net loss was also due to a decrease in interest expense due to debt repayments partially offset by increases in research and development due to the advancement of our registration programs for teduglutide and NPSP558. The change was also due to the $1.1 million decrease in compensation expense due to the departure of our former CEO during 2008.

Net cash used in investing activities was $10.5 million during the nine months ended September 30, 2009 compared to cash provided by investing activities of $33.0 million during the nine months ended September 30, 2008. Net cash used in investing activities was primarily the result of investing excess cash not currently required to fund operations. The net cash provided by investing activities during the nine months ended September 30, 2008 was primarily the result of the sales, purchases and maturities of marketable investment securities. Capital expenditures for the nine months ended September 30, 2009 and 2008 were $248,000 and $61,000, respectively.

Net cash used in financing activities was $21.8 million during nine months ended September 30, 2009 compared to $20.4 million during the nine months ended September 30, 2008. Cash used in financing activities during the nine months ended September 30, 2009 and 2008 primarily consisted of principal payments of $35.4 million and $25.1 million, respectively, on our Class A Notes and capital lease obligation. This was partially offset by reductions in our restricted cash balances related to our Class A notes of $9.8 million and $4.1 million in the nine months ended September 30, 2009 and 2008, respectively. Additionally, we received cash from the sale of common stock to Azimuth of $3.5 million and $0 and the exercise of employee stock options of approximately $314,000 and $612,000 during the nine months ended September 30, 2009 and 2008, respectively.

We could receive future milestone payments from all our agreements of up to $232.2 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain research and license agreements that require us to make research support payments to academic or research institutions when the research is performed. Additional payments may be required upon the accomplishment of research milestones by the institutions or as license fees or royalties to maintain the licenses. As of September 30, 2009, we have a total commitment of up to $260,000 for future research support and milestone payments. Further, depending on the commercial success of certain of our products, we may be required to pay license fees or royalties. For example, we are required to make royalty payments to certain licensors on teduglutide net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

We expect that our existing capital resources, excluding marketable investment securities classified as long-term, but including interest earned thereon will be sufficient to allow us to maintain our current and planned operations through at least the next twelve months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, teduglutide and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

New Accounting Standards

Refer to Notes 1, 4, 5 and 15, in "Notes to Condensed Consolidated Financial Statements" for a discussion of new accounting standards.

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

Our 5.75% Convertible Notes due 2014, our 8.0% Class A Notes due 2017, and our 15.5% Class B Notes due 2017, each have a fixed interest rate. As of September 30, 2009, our Convertible Notes, Class A Notes and Class B Notes had $50.0 million, $94.7 million and $138.6 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class A Notes and Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Marketable Securities Risk. At September 30, 2009, included within our investment portfolio are investments in ARS with a fair value of $9.3 million. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn interest on these investments at the maximum contractual rate, the estimated fair value of these ARS no longer approximates the principal value. Through September 30, 2009, we have recognized cumulative impairment charges of $23.2 million in earnings for these ARS with declines in value deemed to be other than temporary. See Note 3 to the condensed consolidated financial statements.

Foreign Currency Risk.  We have significant clinical and commercial manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the September 30, 2009 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2009, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

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

Item 1A. Risk Factors

Other than the risk factor below, there have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008 and the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009. The following risk factor is amended and restated in its entirety from the Company's 2008 Form 10-K:

Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we or our licensees may be unable to sell our products profitably.

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

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as teduglutide for the treatment of SBS and NPSP558 for hypoparathyroidism.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of U.S. federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability.

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms to establish a bundled Medicare payment rate that includes services and drug/labs that are currently separately billed. The bundled reimbursement rate will be phased in over a four year period in equal increments starting in 2011. It is possible that some providers could elect to move to a full Medicare bundled payment in 2011. Additionally, one proposal on healthcare reform being considered by Congress calls for the inclusion of certain oral drugs such as Sensipar® (cinacalcet HCl) as part of the end stage renal disease Program of Medicare bundled payment beginning in 2011. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We cannot speculate on the sales impact to Sensipar based on the proposed rule and at this time cannot predict whether a final bill on healthcare reform would include Sensipar in the bundled payment.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document

10.1(1)	Common Stock Purchase Agreement between NPS Pharmaceuticals, Inc. and Azimuth Opportunity Ltd., dated as of August 5, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 5, 2009 (SEC File No. 000-23272, Film No. 09990146, filing date August 6, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: November 5, 2009	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1(1)	Common Stock Purchase Agreement between NPS Pharmaceuticals, Inc. and Azimuth Opportunity Ltd., dated as of August 5, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF

(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 5, 2009 (SEC File No. 000-23272, Film No. 09990146, filing date August 6, 2009).