Form 10-Q
period 2010-09-30
NPS PHARMACEUTICALS INC
filed 2010-11-02
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at October 27, 2010
Common Stock $.001 par value	66,928,427

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$92,676	$18,276
Marketable investment securities	61,524	56,652
Restricted cash and cash equivalents	34,540	41,821
Accounts receivable	22,659	23,965
Prepaid expenses	3,371	2,458
Other current assets	782	2,080
Total current assets	215,552	145,252

Equipment, net	988	399
Goodwill	9,429	9,429
Debt issuance costs, net	2,488	3,454
Other assets	368	1,058
Total assets	$228,825	$159,592

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$24,710	$25,458
Current portion of non-recourse debt and capital lease obligation	43,057	48,514
Total current liabilities	67,767	73,972
Convertible notes payable	50,000	50,000
Non-recourse debt, less current portion	250,787	240,194
Other liabilities	10,094	18,225
Total liabilities	378,648	382,391

Commitments and contingencies (notes 6, 8, 9 and 12)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued
and outstanding 66,928,427 shares and 48,427,880 shares, respectively	67	48
Additional paid-in capital	797,868	697,002
Accumulated other comprehensive income	28	2,893
Accumulated deficit	(947,786)	(922,742)
Total stockholders' deficit	(149,823)	(222,799)
Total liabilities and stockholders' deficit	$228,825	$159,592

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Royalties	$21,030	$20,112	$62,788	$57,347
Product sales	17	-	551	8
Milestones and license fees	7	7	2,032	4,742
Total revenues	21,054	20,119	65,371	62,097

Operating expenses:
Cost of royalties	-	500	-	500
Cost of goods sold	6	-	6	-
Cost of license fees	-	-	6	481
Research and development	19,365	9,828	44,672	22,087
General and administrative	5,410	5,827	13,900	15,361
Total operating expenses	24,781	16,155	58,584	38,429
Operating (loss) income	(3,727)	3,964	6,787	23,668
Other income (expense):
Interest income	93	374	332	1,374
Interest expense	(10,741)	(12,099)	(35,287)	(39,590)
Gain on sale of marketable investment securities	-	-	3,751	-
Loss on impairment of marketable investment securities	-	-	-	(2,206)
Foreign currency (loss) gain	(232)	(38)	359	(212)
Other	(2)	(2)	96	32
Total other expense, net	(10,882)	(11,765)	(30,749)	(40,602)
Loss before income tax expense (benefit)	(14,609)	(7,801)	(23,962)	(16,934)
Income tax expense (benefit)	1,082	(35)	1,082	(1,049)
Net loss	$(15,691)	$(7,766)	$(25,044)	$(15,885)

Net loss per common and potential common share
Basic	$(0.26)	$(0.16)	$(0.45)	$(0.33)
Diluted	$(0.26)	$(0.16)	$(0.45)	$(0.33)

Weighted average common and potential common
shares outstanding:
Basic	60,400	48,110	55,577	48,029
Diluted	60,400	48,110	55,577	48,029

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(25,044)	$(15,885)
Adjustments to reconcile net loss to net cash used in (provided by) operating activities:
Depreciation and amortization	85	114
Accretion of premium (discount) on marketable investment securities	615	71
Recognized loss on impairment of marketable investment securities	-	2,206
Non-cash interest expense	28,740	22,434
Non-cash reduction in interest accrual/change in royalty receivable	(10,528)	(7,014)
Realized/recognized gain on marketable investment securities	(3,797)	(67)
Compensation expense on share based awards	2,363	2,409
(Increase) decrease in operating assets:
Accounts receivable	(778)	5,032
Prepaid expenses, other current assets and other assets	1,080	14,841
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,572	(17,529)
Deferred revenue	-	(2,494)
Other liabilities	(8,131)	(432)
Net cash (used in) provided by operating activities	(13,823)	3,686

Cash flows from investing activities:
Sales of marketable investment securities	9,621	-
Maturities of marketable investment securities	58,497	26,894
Purchases of marketable investment securities	(72,655)	(37,178)
Acquisitions of equipment	(592)	(248)
Net cash used in investing activities	(5,129)	(10,532)

Cash flows from financing activities:
Principal payments on debt and capital lease obligation	(50,662)	(35,377)
Proceeds from issuance of non-recourse debt	38,400	-
Payment of debt issuance costs	(166)	-
Proceeds from the sale of common stock and exercise of stock options	98,499	3,788
Decrease in restricted cash and cash equivalents	7,281	9,783
Net cash provided by (used in) financing activities	93,352	(21,806)

Effect of exchange rate changes on cash	-	44

Net increase (decrease) in cash and cash equivalents	74,400	(28,608)
Cash and cash equivalents at beginning of period	18,276	50,834
Cash and cash equivalents at end of period	$92,676	$22,226

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,447	$22,780
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized (losses) gains on marketable investment securities	(85)	157
Accrued acquisition of equipment	82	(56)
Debt issued in lieu of interest	17,398	14,944

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2010.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2010. The Company did not have any material recognized or non-recognized subsequent events.

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

Potential common shares of approximately 11.4 million and 12.4 million during the three and nine months ended September 30, 2010, respectively and 13.9 million during the three and nine months ended September 30, 2009, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 9.2 million common shares for the three and nine months ended September 30, 2010 and 2009. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 2.2 million and 3.2 million common shares, for the three and nine months ended September 30, 2010, respectively, and 4.7 million common shares, for the three and nine months ended September 30, 2009, respectively.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of September 30, 2010 and December 31, 2009 (in thousands):

As of September 30, 2010:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$49,378	$12,146	$-	$61,524

As of December 31, 2009:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$36,070	$11,996	$8,586	$56,652

As of September 30, 2010 and December 31, 2009, the fair values of the Company's Level 2 securities were $12.1 million and $12.0 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets.

As of September 30, 2010 and December 31, 2009, the fair values of the Company's Level 3 securities were $0 and $8.6 million, respectively. The Level 3 securities were investments in Auction Rate Securities ("ARS") for which the auctions had failed since 2008. The Level 3 securities had been valued using the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models using the quality of the underlying securities or assets securing the ARS investments, the fair values of comparable securities, the quality of credit enhancement (if any) applicable to the specific security, estimated time to maturity or unwinding of the arrangement, an analysis of the terms of the indentures and other factors depending on the individual ARS.

There were no transfers of assets or liabilities between level 1 and level 2 during the first nine months of 2010.

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$350	$8,343	$8,586	$8,752
Total gains (losses) (realized or unrealized)
Included in earnings	-	43	3,816	(2,139)
Included in other comprehensive income	-	914	(2,781)	2,687
Transfers in (out) of Level 3	-	-	-	-
Sales	(350)	-	(9,621)	-
Ending balance	$-	$9,300	$-	$9,300
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$-	$(43)	$-	$2,139

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including cash equivalents, restricted cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $4.9 million and $8.6 million, respectively, at September 30, 2010 and $5.4 million and $9.6 million, respectively, at December 31, 2009.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$61,867	$50,000	$47,599	$50,000
8.0% Non-recourse Notes - Class A	48,491	46,182	100,363	94,682
15.5% Non-recourse Notes - Class B	137,199	161,410	122,410	144,012
Total	$247,557	$257,592	$270,372	$288,694

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

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three and nine months ended September 30, 2010 and 2009 were from four licensees of the Company. At September 30, 2010 and December 31, 2009, substantially all of the Company's accounts receivable balances were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The Company's investment portfolio included investments in certain auction-rate securities ("ARS"). ARS are variable interest rate securities tied to short-term interest rates with nominal long-term maturities. ARS have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days.

In October 2008, the Company entered into a settlement agreement to sell certain of its ARS back to its investment advisor no later than July 1, 2010 at par of $1.8 million, and the Company transferred these ARS from the available for sale category to the trading category. During November 2009, one of these ARS was called at par of $350,000. During the three and nine months ended September 30, 2010, one and three additional ARS were called at par of $350,000 each and the Company recognized a gain of $0 and $161,000, respectively. The final ARS was sold back to the Company's investment advisor at par in the quarter ended September 30, 2010, resulting in no gain or loss. The fair values of the ARS are $0 and $1.2 million at September 30, 2010 and December 31, 2009, respectively. The Company has recognized $0 and $222,000 as a put option in other current assets at September 30, 2010 and December 31, 2009, respectively and a loss of $0 and $222,000 in other income (expense) for the three and nine months ended September 30, 2010 and losses of $41,000 and $29,000 in other income (expense) for the three and nine months ended September 30, 2009, respectively. The Company elected the fair value measurement option for its ARS put option. The fair value election was made to minimize the net volatility of earnings in future periods as the change in fair value of the put option would approximate the opposite change in fair value of the related ARS. In estimating the fair value of this put option, the Company used the fair values which were determined based on valuations performed by Pluris Valuation Advisors LLC. The fair values were determined using proprietary valuation models.

In February 2010, the Company sold certain ARS securities to a third-party with the principal value of $23.5 million and cost basis of $4.6 million for $8.2 million, excluding the ARS subject to the settlement agreement discussed above. The Company recognized a gain of $0 and $3.6 million during the three and nine months ended September 30, 2010 related to the sale of these ARS.

The following is a summary of the Company's available for sale marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of September 30, 2010:
Debt securities:
Corporate	$34,134	$1	$(17)	$34,118
Government agency	27,407	2	(3)	27,406
Total investments in marketable securites	$61,541	$3	$(20)	$61,524

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2009:
Debt securities:
Corporate	$17,346	$59	$(6)	$17,399
Auction rate securities	4,632	2,780	-	7,412
Government agency	30,649	31	(13)	30,667
Total investments in marketable securites	$52,627	$2,870	$(19)	$55,478

Marketable investment securities available for sale in an unrealized loss position as of September 30, 2010 and December 31, 2009 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
As of September 30, 2010:
Available for Sale:
Debt securities:
Corporate	$28,666	$17	$-	$-	$28,666	$17
Government agency	12,501	3	-	-	12,501	3
	$41,167	$20	$-	$-	$41,167	$20

As of December 31, 2009:
Available for Sale:
Debt securities:
Corporate	$6,603	$6	$-	$-	$6,603	$6
Government agency	22,750	13	-	-	22,750	13
	$29,353	$19	$-	$-	$29,353	$19

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$61,541	$61,524	$49,169	$49,240
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	4,632	7,412
Total debt securities	$61,541	$61,524	$53,801	$56,652

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three and nine months ended September 30, 2010.

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

Proceeds from Marketable Investment Securities

The proceeds from maturities and sales of marketable investment securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Proceeds from sales and maturities	$23,967	$9,250	$68,118	$26,895
Realized gains	-	-	3,751	-
Realized losses	-	-	-	-

The realized gains for the nine months ended September 30, 2010 primarily related to the sale of ARS.

(5) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other comprehensive loss:
Gross unrealized (loss) gain on marketable investment securities
during the period	$(4)	$809	$(85)	$157
Reclassification for recognized (gain) loss on marketable
investment securities during the period	-	-	(2,780)	2,206
Net unrealized (loss) gain on marketable investment securities	(4)	809	(2,865)	2,363
Foreign currency translation gain	1	(4)	-	44
Net loss	(15,691)	(7,766)	(25,044)	(15,885)
Comprehensive loss	$(15,694)	$(6,961)	$(27,909)	$(13,478)

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Convertible notes	$50,000	$50,000
Non-recourse debt	293,844	288,694
Capital lease obligation	-	14
Total debt	343,844	338,708
Less current position	43,057	48,514
Total long-term debt	$300,787	$290,194

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of September 30, 2010 and December 31, 2009. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2010.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year (Payment Date). The Class A Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen, Inc., for Sensipar® and Mimpara® (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class A Notes is limited to royalty and milestone payments received from Amgen. The Class A Notes are non-recourse to NPS Pharmaceuticals, Inc. Payments of principal will be made on March 30 of each year commencing March 30, 2006, to the extent there is sufficient cash available for such principal payment. As of September 30, 2010 and December 31, 2009, the outstanding principal balance on the Class A Notes was $46.2 million and $94.7 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment will be owed. The redemption premium ranges from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HC1 by Amgen. As of September 30, 2010 and December 31, 2009, the Company classified $43.1 million and $48.5 million, respectively, of the Class A Notes as current based on royalty and milestone payments accrued during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company may repurchase, in whole but not in part, the Class A Notes on any Payment Date at a premium ranging from 0% to 41.5% of outstanding principal, depending on the preceding four quarters' sales of cinacalcet HC1 by Amgen. The Company is accruing the estimated redemption premiums over the estimated life of the debt using the effective interest method. Full repayment of the Class A Notes is estimated to occur in 2011. The estimated life is based on projections of royalties to be earned from cinacalcet HC1 sales. Accrued interest on the Class A Notes was approximately $10.0 million and $17.9 million as of September 30, 2010 and December 31, 2009, respectively, which includes the Company's estimate of the redemption premium. The Company incurred debt issuance costs of $5.7 million, which are also being amortized using the effective interest method. The current effective interest rate on the Class A Notes, including debt issuance costs and estimated redemption premiums, is approximately 1.3%.

In August 2007, the Company completed a private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen, for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes is limited to royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes will be paid in kind through the issuance of notes (the PIK Notes) which will be part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes will begin to accrue from the date that such PIK Notes are issued. The aggregate principal amount of the outstanding Class B Notes will continue to increase until the Class A Notes are paid in full. The Class B Notes are non- recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. As of September 30, 2010 and December 31, 2009, the outstanding principal balances on the Class B Notes, were $161.4 million and $144.0 million, which included PIK Notes of $61.4 million and $44.0 million, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the effective interest method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

Under the Company's agreements for the Class A Notes and Class B Notes, the Company would potentially be liable for its breaches or defaults, if any.

Preotact-Secured Non-recourse Debt

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 9 years. The liability recorded related to the DRI transaction was $50.0 million as of September 30, 2010 and December 31, 2009, and accrued interest under the DRI agreement was $2.0 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively. Through September 30, 2010, $26.6 million has been paid to DRI. The repayment of the $50.0 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including issuance costs, is approximately 13.9%.

REGPARA-Secured Non-recourse Debt

In February 2010, the Company entered into an agreement with an affiliate of DRI Capital, or DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's March 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million, which remains the liability as of September 30, 2010. Accrued interest under the DRI agreement was $1.5 million as of September 30, 2010. Through September 30, 2010, $4.7 million has been paid to DRI. The repayment of the remaining $36.3 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 18.3%.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both Federal and state) as of September 30, 2010 and December 31, 2009. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. The statute of limitations for income tax audits in the U.S. remains open for the tax years ended on or after December 31, 2004.

The Company recorded income tax expense of $1.1 million for the three and nine months ended September 30, 2010, related primarily to the Canadian province of Quebec.

The Company recorded income tax benefit of $35,000 and $1.0 million for the three and nine months ended September 30, 2009, respectively, related primarily to the Canadian province of Quebec.

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

(9) Legal Proceedings

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

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The `068 patent, the `003 patent and the `146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the `244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company ("the Plaintiffs") filed a patent infringement action in United States District Court, District of Delaware, No. 1:08cv00464 HB, against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd ("Teva Israel" and collectively with Teva U.S., "Teva") relating to each of the patents referenced above. On August 18, 2008, Barr and Teva filed answers, defenses, and counterclaims alleging that the `068, `003, `146, and `244 are invalid and/or not infringed. On September 10, 2008, the Company, The Brigham and Women's Hospital and Amgen filed answers to Barr's and Teva's counterclaims. On April 3, 2009, Barr and Teva filed motions to amend their answers, defenses, and counterclaims to include allegations that the Sensipar patents are unenforceable for inequitable conduct. Teva also sought to add a counterclaim asserting that Amgen infringed Teva's U.S. Patent No. 7,449,603. On May 15, 2009, the Court denied the motion to add the counterclaim against Amgen but granted motions by Teva and Barr to add counterclaims of unenforceability for inequitable conduct. On September 24, 2009, the Court granted a motion brought by Teva and Barr to proceed on representative claims. The trial in the first instance shall be on the representative claims selected by the Plaintiffs (no more than 12) without prejudice to a trial at a later point if Plaintiffs request on any remaining claims. Discovery is substantially complete and the trial is scheduled to start November 30, 2010. By statute, since plaintiffs initiated a patent infringement lawsuit against Barr and Teva within 45 days of receipt of the Notice Letters, the FDA is automatically precluded from approving the ANDAs until the earlier of September 8, 2011 or a district court decision finding the patents invalid, unenforceable or not infringed. The Company is confident of the validity and enforceability of these patents and in conjunction with The Brigham and Women's Hospital and Amgen is vigorously prosecuting these actions to protect these patents from infringement.

On May 20, 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603. Teva is seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third-party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded. If Teva's patent is determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay any reserved royalties to the Company. If Teva's patent is held to be valid and infringed, or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. Amgen has notified the Company that it is not reserving any of the 2010 third quarter's cinacalcet HCl royalties payable to the Company and has not previously reserved any cinacalcet HC1 royalties payable to the Company. Amgen filed a motion to dismiss the complaint, in part, based on Amgen's claim that the Court lacks subject matter jurisdiction over Teva U.S. On July 22, 2009, an amended complaint was filed by Teva Israel against Amgen. Teva U.S. is not named as a plaintiff in the amended complaint.

(10) Stock Options and Employee Stock Purchase Plan

During the nine months ended September 30, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options are subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment).

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of the awards. As of September 30, 2010, the Company does not believe that the achievement of the performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and nine months ended September 30, 2010. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

On May 19, 2010, the shareholders approved an Employee Stock Purchase Plan whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The shareholders have authorized 500,000 shares for purchase by employees. During the three and nine months ended September 30, 2010, employees purchased 14,860 shares under the Employee Stock Purchase Plan. The Company has 485,140 shares available for future purchase as of September 30, 2010.

(11) Capital Stock

In April 2010, the Company completed a public sale of 10,350,000 shares of its common stock at a per share price of $5.50. Net proceeds to the Company from the sale totaled approximately $53.2 million, after deducting expenses and the commission in connection with the offering paid by the Company.

In September 2010, the Company completed a public sale of 7,912,000 shares of its common stock at a per share price of $6.00. Net proceeds to the Company from the sale totaled approximately $44.4 million, after deducting expenses and the commission in connection with the offering paid by the Company.

On August 5, 2009, the Company entered into an equity line of credit arrangement (the "Agreement") with Azimuth Opportunity Ltd. ("Azimuth"), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $40,000,000 of the Company's common stock, subject to certain limitations. In September 2009, Azimuth purchased 842,511 shares of our common stock under this agreement at an aggregate purchase price of $3.5 million. In connection with the September 2010 offering, the Company delivered a notice to Azimuth for the purpose of reducing the aggregate limit by $36.5 million of the Company's common stock. The Company has the right to further amend this agreement at a later date to increase the aggregate limit by $36.5 million, subject to the terms and conditions of the purchase agreement.

(12) Lease Agreement

In August 2010, the Company amended its current lease agreement to add an additional 4,000 square feet of office space in its previously leased facility located in Bedminster, New Jersey. The Company will pay average rent of approximately $8,000 per month for the additional space through April 2013, plus certain other expenses.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, ("ASU 2009- 13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

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

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 as well as Item 1A in part II of subsequent Quarterly Reports on Form 10-Q entitled "Risk Factors" which address these and additional factors that could cause results or events to differ materially from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

We have incurred cumulative losses from inception through September 30, 2010 of approximately $947.8 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include current and future clinical trials with teduglutide and NPSP558; activities to obtain FDA approval to market teduglutide and NPSP558 in the U.S.; and manufacturing and commercial-readiness costs for teduglutide and NPSP558 in the U.S.

Results of Operations

Three Months Ended September 30, 2010 and 2009

The following table summarizes selected operating statement data for the three months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Royalties	$21,030	$20,112
Product sales	17	-
Milestones and license fees	7	7
Total revenues	$21,054	$20,119

Operating expenses:
Cost of royalties	$-	$500
% of royalties	-%	2%
Cost of goods sold	$6	$-
% of product sales	35%	-%
Research and development	$19,365	$9,828
% of total revenue	92%	49%
General and administrative	$5,410	$5,827
% of total revenue	26%	29%

Revenues. Substantially all our revenues are from royalties, license fees, milestone payments and product sales from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $21.1 million for the quarter ended September 30, 2010 compared to $20.1 million for the quarter ended September 30, 2009. We recognized revenue under our research and license agreements during the three months ended September 30, 2010 and 2009, respectively, as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2010	2009
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$17,152	$16,461
Preotact (parathyroid hormone (PTH 1-84))	2,106	2,538
Regpara (cinacalcet HCl)	1,483	1,019
Nucynta (tapentadol)	289	94
Total royalties	21,030	20,112

Product sales	17	-

Milestones and license fees:
Other	7	7
Total milestones and license fees	7	7

Total revenues	$21,054	$20,119

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended September 30, 2010 was primarily due to demand. Amgen pays royalties on sales of Sensipar and Mimpara directly to a wholly owned subsidiary of NPS and the royalties are used to repay non-recourse debt issued in August 2007 and December 2004, therefore we do not receive any such royalty payments.

For the three months ended September 30, 2010 and 2009, our revenues related to our agreement with Nycomed for Preotact were $2.1 million and $2.5 million in royalty revenue, respectively. The decrease was primarily due to reductions in the reimbursement rates of Preotact in certain European countries. Changes in foreign exchange also negatively impacted royalty revenue earned from Nycomed's sales of Preotact in the three months ended September 30, 2010. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital ("DRI"), therefore we do not receive any such royalty payments.

During the three months ended September 30, 2010 and 2009, we recognized royalty revenue of $1.5 million and $1.0 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. In February 2010, we sold our right to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI; therefore, we do not receive any such royalty payments.

During the three months ended September 30, 2010 and 2009, we recognized royalty revenue of $289,000 and $94,000, respectively, from Ortho-McNeil Pharmaceutical, Inc. ("Ortho") for sales of Nucynta, which was launched in the second quarter of 2009.

Cost of Royalties. We recorded cost of royalties of $0 and $500,000 during the three months ended September 30, 2010 and 2009, respectively. The cost of royalties during the three months ended September 30, 2009 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the third quarter of 2009.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the three months ended September 30, 2010, our research and development expenses increased to $19.4 million from $9.8 million for the three months ended September 30, 2009. The increase in research and development expenses primarily related to a $9.1 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and the production of commercial-scale batches and a $520,000 increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses decreased to $5.4 million for the three months ended September 30, 2010 from $5.8 million for the three months ended September 30, 2009. The reduction in general and administrative expenses primarily related to a $1.1 million decrease in outside legal costs and other administrative costs for the three months ended September 30, 2010. These decreases were partially offset by a $754,000 increase in market research costs.

Interest Income. Interest income decreased to $93,000 for the three months ended September 30, 2010 from $374,000 from the comparative period in 2009, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense for the three months ended September 30, 2010 decreased to $10.7 million compared to $12.1 million for the three months ended September 30, 2009. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased primarily due to lower interest expense on the Class A Notes resulting from a decrease in the forecast of Sensipar and Mimpara royalties ($2.6 million) and a $48.5 million principal payment in March 2010 and a $35.3 million principal payment in April 2009 ($970,000) and (ii) non-recourse debt associated with our Preotact royalties ($350,000) due to a decrease in the forecast of Preotact royalties. These decreases in interest expense were partially offset by increases in (i) non-recourse debt associated with the sale of certain of our REGPARA royalty rights in February 2010 ($1.8 million) and (ii) Class B Notes ($878,000) due to an increased balance on the notes due to the issuance of paid-in-kind notes for interest accrued.

Income Taxes. We reported an income tax expense of $1.1 million and a benefit of $35,000 for the three months ended September 30, 2010 and 2009, respectively. Both related primarily to the Canadian province of Quebec.

Nine Months Ended September 30, 2010 and 2009

The following table summarizes selected operating statement data for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenues:
Royalties	$62,788	$57,347
Product sales	551	8
Milestones and license fees	2,032	4,742
Total revenues	$65,371	$62,097

Operating expenses:
Cost royalties	$-	$500
% of royalties	-%	1%
Cost goods sold	$6	$-
% of product sales	1%	-%
Cost of license fees	$6	$481
% of milestones and license fees	-%	10%
Research and development	$44,672	$22,087
% of total revenue	68%	36%
General and administrative	$13,900	$15,361
% of total revenue	21%	25%

Revenues. Our revenues were $65.4 million for the nine months ended September 30, 2010 compared to $62.1 million for the nine months ended September 30, 2009. We recognized revenue under our research and license agreements during the nine months ended September 30, 2010 and 2009, respectively, as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$51,516	$47,464
Preotact (parathyroid hormone (PTH 1-84))	6,534	7,017
Regpara (cinacalcet HCl)	3,939	2,603
Nucynta (tapentadol)	798	261
Other	1	2
Total royalties	62,788	57,347

Product sales	551	8

Milestones and license fees:
Sensipar and Mimpara	2,000	-
Preotact	-	2,203
Teduglutide	-	2,494
Other	32	45
Total milestones and license fees	2,032	4,742

Total revenues	$65,371	$62,097

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the nine months ended September 30, 2010 was primarily due to demand. The $2.0 million milestone revenue earned from Amgen during the nine months ended September 30, 2010 was for their initiation of a Phase 3 study of Sensipar in primary hyperparathyroidism in March 2010.

For the nine months ended September 30, 2010 and 2009, our revenues related to our agreement with Nycomed for Preotact were $6.5 million and $7.0 million in royalty revenue, respectively, and $0 and $2.2 million in milestone revenue, respectively. The decrease was primarily due to reductions in the reimbursement rates of Preotact in certain European countries. The milestone earned in the nine months ended September 30, 2009 relates to achieving a certain cumulative sales threshold during the year.

During the nine months ended September 30, 2010 and 2009, we recognized royalty revenue of $3.9 million and $2.6 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA, which was launched in the first quarter of 2008. In February 2010, we sold our right to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009, and in March 2010, DRI received the $2.1 million receivable from Kyowa Hakko Kirin that we recorded at December 31, 2009, which related to sales during the six months ended December 31, 2009.

During the nine months ended September 30, 2010 and 2009, we recognized royalty revenue of $798,000 and $261,000, respectively, from Ortho for sales of Nucynta, which was launched in the second quarter of 2009.

For the nine months ended September 30, 2010 and 2009, our revenues related to our agreement with Nycomed for teduglutide were $0 and $2.5 million, respectively. In September 2007, we entered into an agreement with Nycomed that allows Nycomed to develop and commercialize teduglutide in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee. Due to our continued involvement under the agreement we deferred recognition of this payment and recognized revenue over the estimated performance period including $0 and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively. The performance period ended on May 4, 2009 and therefore, the up-front license fee has been fully recognized as revenue as of June 30, 2009.

Cost of Royalties. We recorded cost of royalties of $0 and $500,000 during the nine months ended September 30, 2010 and 2009, respectively. The cost of royalties during the nine months ended September 30, 2009 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the third quarter of 2009.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third-party resulting from the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $6,000 and $481,000 during the nine months ended September 30, 2010 and 2009, respectively. Under the third-party licensing agreement, we made cash payments of approximately $6.6 million, and we incurred additional costs of $591,000 related to the Nycomed teduglutide agreement, both in 2007. These costs were deferred and amortized over the same period and in the same manner as the related deferred revenue. All of the deferred cost of license fees have been recognized as expense as of June 30, 2009 in conjunction with the related deferred revenue.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the nine months ended September 30, 2010, our research and development expenses increased to $44.7 million from $22.1 million for the nine months ended September 30, 2009. The increase in research and development expenses primarily related to a $21.1 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and the production of validation and commercial-scale batches and a $1.6 million increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses decreased to $13.9 million for the nine months ended September 30, 2010 from $15.4 million for the nine months ended September 30, 2009. The reduction in general and administrative expenses primarily related to a $1.7 million decrease in outside legal costs and other administrative costs for the nine months ended September 30, 2010. These decreases were partially offset by a $619,000 increase in market research costs.

Interest Income. Interest income decreased to $332,000 for the nine months ended September 30, 2010 from $1.4 million from the comparative period in 2009, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense decreased to $35.3 million for the nine months ended September 30, 2010 from $39.6 million for the comparable period in 2009. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to a lower effective interest rate related to the Class A Notes resulting from a decrease in the forecast of Sensipar and Mimpara royalties ($8.0 million) and a $48.5 million principal payment in March 2010 and a $35.3 million principal payment in April 2009 ($2.6 million) partially offset by increased interest expense on the (i) non-recourse debt associated with the sale of certain of our REGPARA royalty rights in February 2010 ($4.0 million) and (ii) Class B Notes ($2.5 million) due to an increased balance on the notes due to the issuance of paid-in-kind notes for interest accrued.

Gain on Sale of Marketable Investment Securities. We recorded a gain on sale of marketable investment securities of $3.8 million and $0 for the nine months ended September 30, 2010 and 2009, respectively, related primarily to the sale of certain auction rate securities.

Loss on Impairment of Marketable Investment Securities. We recorded a loss on impairment of marketable investments securities of $0 and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively, related to other-than-temporary declines in fair value of our auction rate securities.

Income Taxes. We reported an income tax expense of $1.1 million and a benefit of $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. Both related primarily to the Canadian province of Quebec.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2010	2009
Cash, cash equivalents, and current marketable investment securities	$154,200	$74,928
Total assets	228,825	159,592
Current debt	43,057	48,514
Non-current debt	300,787	290,194
Stockholders' deficit	$(149,823)	$(222,799)

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through September 30, 2010, we have recognized $499.2 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $666.1 million from the sale of equity securities for cash and $593.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $154.2 million at September 30, 2010. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In September 2010, we sold 7,912,000 shares of our common stock at a price of $6.00 per share in an underwritten public offering. Net proceeds, after underwriting discounts and expenses, were approximately $44.4 million.

In April 2010, we sold 10,350,000 shares of our common stock at a price of $5.50 per share in an underwritten public offering. Net proceeds, after underwriting discounts and expenses, were approximately $53.2 million.

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

In August 2009, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. ("Azimuth"), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $40,000,000 of our common stock, subject to certain limitations. In September 2009, Azimuth purchased 842,511 shares of our common stock under this agreement at an aggregate purchase price of $3.5 million. In connection with the September 2010 offering, we delivered a notice to Azimuth for the purpose of reducing the aggregate limit by $36.5 million of our common stock. We have the right to further amend this agreement at a later date to increase the aggregate limit by $36.5 million, subject to the terms and conditions of the purchase agreement.

The following table summarizes our cash flow activity for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash (used in) provided by operating activities	$(13,823)	$3,686
Net cash used in investing activities	$(5,129)	$(10,532)
Net cash provided by (used in) financing activities	$93,352	$(21,806)

Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $3.7 million for the nine months ended September 30, 2009. The net cash used was primarily related to the increased spending in research and development due to the advancement of our registration programs for teduglutide and NPSP558.

Net cash used in investing activities was $5.1 million and $10.5 million during the nine months ended September 30, 2010 and 2009, respectively. The net cash used in investing activities was primarily the result of investing excess cash not currently required to fund operations. Capital expenditures for the nine months ended September 30, 2010 and 2009 were $592,000 and $248,000, respectively.

Net cash provided by financing activities was $93.4 million during nine months ended September 30, 2010 compared to cash used in financing activities of $21.8 million during the nine months ended September 30, 2009. Cash provided by financing activities during the nine months ended September 30, 2010 primarily consisted of the $44.4 million and the $53.2 million received from the public sale of common shares in September 2010 and April 2010, respectively and the $38.4 million received from the sale of REGPARA royalty rights to DRI Capital. The decrease in our restricted cash balance of $7.3 million was due to making principal and cash sweep premium payments on our Class A Notes net of increases from cash received for royalties earned. These were offset by principal payments of $50.7 million on our Class A Notes, DRI REGPARA Notes and capital lease obligation. Cash used in financing activities during the nine months ended September 30, 2009 primarily relates to principal payments of $35.4 million on our Class A Notes and capital lease obligations offset by reductions in our restricted cash balance of $9.8 million was due to making principal and cash sweep premium payments on our Class A Notes net of increases from cash received for royalties earned. Additionally, we received cash from the exercise of employee stock options of approximately $810,000 and $314,000 during the nine months ended September 30, 2010 and 2009, respectively.

We could receive future milestone payments from all our agreements of up to $218.7 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Our 5.75% Convertible Notes due 2014, our 8.0% non-recourse Class A Notes due 2017, and our 15.5% non-recourse Class B Notes due 2017, each have a fixed interest rate. As of September 30, 2010, our Convertible Notes, Class A Notes and Class B Notes had $50.0 million, $46.2 million and $161.4 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class A Notes and Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the September 30, 2010 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2010, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2009 and the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2010.

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

NPS PHARMACEUTICALS, INC.

Date: November 2, 2010	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2010	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF