Form 10-Q
period 2011-03-31
NPS PHARMACEUTICALS INC
filed 2011-05-03
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at April 27, 2011
Common Stock $.001 par value	86,001,099

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$47,039	$77,170
Marketable investment securities	66,124	56,601
Restricted cash and cash equivalents	4	50,784
Accounts receivable	25,081	26,721
Prepaid expenses	6,109	4,115
Other current assets	693	504
Total current assets	145,050	215,895

Equipment, net	1,713	1,142
Goodwill	9,429	9,429
Debt issuance costs, net	1,778	2,143
Other assets	297	296
Total assets	$158,267	$228,905

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,723	$26,302
Current portion of non-recourse debt	8,507	55,843
Total current liabilities	27,230	82,145
Convertible notes payable	47,121	50,000
Non-recourse debt, less current portion	235,840	244,256
Other liabilities	7,753	7,779
Total liabilities	317,944	384,180

Commitments and contingencies (notes 6, 8, and 9)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 105,000,000 shares; issued
and outstanding 67,721,590 shares and 66,986,940 shares, respectively	68	67
Additional paid-in capital	803,554	798,840
Accumulated other comprehensive income	34	1
Accumulated deficit	(963,333)	(954,183)
Total stockholders' deficit	(159,677)	(155,275)
Total liabilities and stockholders' deficit	$158,267	$228,905

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Royalties	$18,551	$17,789
Product sales	-	484
Milestones and license fees	5,025	2,025
Total revenues	23,576	20,298

Operating expenses:
Cost of license fees	2,538	6
Research and development	14,905	9,508
General and administrative	5,076	4,297
Total operating expenses	22,519	13,811
Operating income	1,057	6,487
Other income (expense):
Interest income, net	81	150
Interest expense	(10,231)	(13,340)
Gain on sale of marketable investment securities, net	-	3,652
Other	(39)	(1)
Total other expense, net	(10,189)	(9,539)
Loss before income tax expense	(9,132)	(3,052)
Income tax expense	18	-
Net loss	$(9,150)	$(3,052)

Net loss per common and potential common share
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)

Weighted average common and potential common
shares outstanding:
Basic	68,098	49,041
Diluted	68,098	49,041

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,150)	$(3,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	36
Accretion of premium (discount) on marketable investment securities	286	190
Non-cash interest expense	4,007	9,302
Non-cash reduction in interest accrual/change in royalty receivable	(3,833)	(3,491)
Realized gain on marketable investment securities	-	(3,652)
Compensation expense on share based awards	951	793
(Increase) decrease in operating assets:
Accounts receivable	(689)	563
Prepaid expenses, other current assets and other assets	(2,166)	631
Decrease in operating liabilities:
Accounts payable and accrued expenses	(5,402)	(3,051)
Other liabilities	(26)	(2,262)
Net cash used in operating activities	(15,942)	(3,993)

Cash flows from investing activities:
Sales of marketable investment securities	240	8,571
Maturities of marketable investment securities	14,277	18,350
Purchases of marketable investment securities	(24,290)	(7,149)
Acquisitions of equipment	(325)	(79)
Net cash (used in) provided by investing activities	(10,098)	19,693

Cash flows from financing activities:
Principal payments on debt and capital lease obligation	(55,752)	(50,662)
Proceeds from issuance of non-recourse debt	-	38,400
Payment of debt issuance costs	-	(166)
Net proceeds from the sale of common stock and exercise of stock options	884	-
Decrease in restricted cash and cash equivalents	50,780	41,817
Net cash (used in) provided by financing activities	(4,088)	29,389

Effect of exchange rate changes on cash	(3)	11

Net (decrease) increase in cash and cash equivalents	(30,131)	45,100
Cash and cash equivalents at beginning of period	77,170	18,276
Cash and cash equivalents at end of period	$47,039	$63,376

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,363	$11,158
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized losses on marketable investment securities	36	(35)
Accrued acquisition of equipment	326	(76)
Debt issued in lieu of interest	-	5,580
Conversion of 5.75% convertible notes	2,861	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period or the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in NPS' 2010 Annual Report on Form 10-K filed with the SEC.

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

Subsequent Events

The Company has evaluated all events and transactions since March 31, 2011. The Company did not have any material recognized subsequent events; however, the Company did have the following non-recognized subsequent events as summarized below:

On April 14, 2011, a holder of the 5.75% Convertible Notes converted a portion of the outstanding notes at a conversion price of $5.44 per share. The Company issued 5,620,445 shares pursuant to this conversion and retired $30.6 million of the outstanding 5.75% Convertible Notes.

On April 19, 2011, the Company completed a public sale of 12,650,000 shares of its common stock at a per share price of $9.00. Net proceeds to the Company from the sale totaled approximately $106.8 million, after deducting underwriting discounts and offering expenses in connection with the offering paid by the Company.

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

Potential common shares of approximately 12.0 million and 15.0 million during the three months ended March 31, 2011 and 2010, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 8.8 million and 9.2 million common shares for the three months ended March 31, 2011 and 2010, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 3.2 million and 5.8 million common shares, for the three months ended March 31, 2011, and 2010 respectively.

(3) Fair Value Measurement

In September 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements were adopted by the Company on January 1, 2011 and did not have a material impact on the financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of March 31, 2011 and December 31, 2010 (in thousands):

As of March 31, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$52,388	$13,736	$-	$66,124

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$41,102	$15,499	$-	$56,601

As of March 31, 2011 and December 31, 2010, the fair values of the Company's Level 2 securities were $13.7 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher.

As of March 31, 2011 and December 31, 2010, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three months ended March 31, 2011 and 2010.

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
Beginning balance	$-	$8,586
Total gains (losses) (realized or unrealized)
Included in earnings	-	3,670
Included in other comprehensive income	-	(2,781)
Transfers in (out) of Level 3	-	-
Sales	-	(8,571)
Ending balance	$-	$904
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$-	$-

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $5.3 million and $8.6 million, respectively, at March 31, 2011 and $5.1 million and $8.6 million, respectively, at December 31, 2010.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$83,642	$47,121	$72,974	$50,000
8.0% Secured Notes - Class A	-	-	48,953	46,182
15.5% Secured Notes - Class B	158,408	158,408	142,515	167,665
Total	$242,050	$205,529	$264,442	$263,847

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

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three months ended March 31, 2011 and 2010 were from four licensees of the Company. At March 31, 2011 and December 31, 2010, substantially all of the Company's accounts receivable balances were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

In February 2010, the Company sold certain auction rate securities (ARS) with the principal value of $23.5 million and cost basis of $4.6 million for $8.2 million. The Company recognized a gain of $3.6 million during the three months ended March 31, 2010 related to the sale of these ARS.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of March 31, 2011:
Debt securities:
Corporate	$26,654	$2	$(15)	$26,641
Government agency	39,471	15	(3)	39,483
Total marketable investment securites	$66,125	$17	$(18)	$66,124

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2010:
Debt securities:
Corporate	$26,553	$2	$(25)	$26,530
Government agency	30,078	5	(12)	30,071
Total marketable investment securites	$56,631	$7	$(37)	$56,601

Marketable investment securities in an unrealized loss position as of March 31, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
As of March 31, 2011:
Available for Sale:
Debt securities:
Corporate	$16,377	$15	$-	$-	$16,377	$15
Government agency	7,246	3	-	-	7,246	3
	$23,623	$18	$-	$-	$23,623	$18

As of December 31, 2010:
Available for Sale:
Debt securities:
Corporate	$19,369	$25	$-	$-	$19,369	$25
Government agency	23,444	12	-	-	23,444	12
	$42,813	$37	$-	$-	$42,813	$37

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$65,678	$65,677	$56,631	$56,601
Due after one year through five years	447	447	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$66,125	$66,124	$56,631	$56,601

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three months ended March 31, 2011 and 2010.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Proceeds from sales and maturities	$14,517	$26,571
Realized gains	-	3,589
Realized losses	-	-

The realized gains for the three months ended March 31, 2010 primarily related to the sale of ARS.

(5) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended
	March 31,
	2011	2010
Other comprehensive loss:
Gross unrealized gain (loss) on marketable investment securities
during the period	$36	$(35)
Reclassification for recognized gain on marketable
investment securities during the period	-	(2,780)
Net unrealized gain (loss) on marketable investment securities	36	(2,815)
Foreign currency translation (loss) gain	(3)	11
Net loss	(9,150)	(3,052)
Comprehensive loss	$(9,117)	$(5,856)

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Convertible notes	$47,121	$50,000
Non-recourse debt	244,347	300,099
Total debt	291,468	350,099
Less current position	8,507	55,843
Total long-term debt	$282,961	$294,256

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of March 31, 2011 and December 31, 2010. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below and note 1), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

On January 31, 2011, certain holders of the 5.75% Convertible Notes converted a portion of the outstanding notes at a conversion price of $5.44 per share. The Company issued 529,282 shares pursuant to this conversion and retired $2.9 million of the outstanding 5.75% Convertible Notes.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of March 31, 2011.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

In December 2004, the Company completed a private placement of $175.0 million in Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrue interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. As of March 31, 2011 and December 31, 2010, the outstanding principal balance on the Class A Notes was $0 and $46.2 million, respectively. In the event the Company receives royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment was owed. The redemption premium ranged from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HC1 by Amgen. As of March 31, 2011 and December 31, 2010, the Company classified $0 and $46.2 million, respectively, of the Class A Notes as current based on royalty and milestone payments accrued during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company accrued the estimated redemption premiums over the estimated life of the debt using the effective interest method. The estimated life was based on projections of royalties to be earned from cinacalcet HC1 sales. Accrued interest on the Class A Notes was approximately $0 and $8.1 million as of March 31, 2011 and December 31, 2010, respectively, which includes the redemption premium. The Company incurred debt issuance costs of $5.7 million, which was also amortized using the effective interest method.

In August 2007, the Company completed a private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes is royalty and milestone payments received from Amgen and only after the Class A Notes are paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes begin to accrue from the date that such PIK Notes are issued. As of March 31, 2011 and December 31, 2010, the Company classified $8.1 million and $9.3 million, respectively, of the Class B Notes as current based on royalty payments accrued as of March 31, 2011 and December 31, 2010, respectively. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. The outstanding principal balances on the Class B Notes, were $158.4 million and $167.7 million, which included PIK Notes which have been issued, as of March 31, 2011 and December 31, 2010, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the effective interest method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

Under the Company's agreements for the Class B Notes, the Company would potentially be liable for its breaches or defaults, if any.

Preotact-Secured Non-recourse Debt

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 14 years. The liability recorded related to the DRI transaction was $49.7 million as of March 31, 2011 and $50.0 million as of December 31, 2010, and accrued interest under the DRI agreement was $920,000 and

$1.7 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, $31.6 million has been paid to DRI. The repayment of the remaining $49.7 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 15.0%.

REGPARA-Secured Non-recourse Debt

In February 2010, the Company entered into an agreement with an affiliate of DRI Capital, or DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin, or Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's March 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million, which remains the liability as of March 31, 2011. Accrued interest under the DRI agreement was $1.8 million and $3.2 million as of March 31, 2011 and December 31, 2010, respectively. Through March 31, 2011, $7.9 million has been paid to DRI. The repayment of the remaining $36.3 million is secured solely by future royalty payments arising from sales of REGPARA by Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 17.9%.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both Federal and state) as of March 31, 2011 and December 31, 2010. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

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

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The `068 patent, the `003 patent and the `146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the `244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company ("the Plaintiffs") filed a patent infringement action in United States District Court, District of Delaware (the "Delaware District Court"), No. 1:08cv00464 HB, against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd ("Teva Israel" and collectively with Teva U.S., "Teva") relating to each of the patents referenced above. On January 7, 2011, the Delaware District Court ruled in favor of the Plaintiffs. The Delaware District Court's order enjoined Teva and Barr from the commercial manufacture, use, import, offer for sale, or sale of their generic cinacalcet hydrochloride until the expiration of the `068 patent, the `003 patent and the `244 patent. The `068 patent is the last of these patents to expire, which, by virtue of patent term extension, will be on March 8, 2018. On February 4, 2011, Teva and Barr filed a notice of appeal with the Delaware District Court. On April 12, 2011, the Company received a letter from Teva's legal counsel indicating that Teva intended to voluntarily dismiss the appeal. On April 20, 2011, the Court of Appeals for the Federal Circuit entered an order dismissing the appeal. This case is now closed.

On May 20, 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603. Teva is seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded. If Teva's patent is determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay any reserved royalties to the Company. If Teva's patent is held to be valid and infringed, or if Amgen enters into a settlement of Teva's infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. Amgen has notified the Company that it is not reserving any of the 2011 first quarter's cinacalcet HCl royalties payable to the Company and has not previously reserved any cinacalcet HC1 royalties payable to the Company. Amgen filed a motion to dismiss the complaint, in part, based on Amgen's claim that the Court lacks subject matter jurisdiction over Teva U.S. On July 22, 2009, an amended complaint was filed by Teva Israel against Amgen. Teva U.S. is not named as a plaintiff in the amended complaint.

(10) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options are subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of March 31, 2011, the performance criteria of 95,000 of these options had been satisfied because the Company's Phase 3 pivotal study of GATTEX (teduglutide) had met the primary efficacy endpoint of reducing parenteral nutrition dependence in adult patients with short bowel syndrome. These 95,000 options will vest and become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010. The Company recognized $66,000 of compensation expense during the three months ended March 31, 2011 related to these options.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of March 31, 2011, except for the 95,000 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three months ended March 31, 2011. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

(11) Recent Accounting Pronouncements

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

In December, 2010, the FASB issued ASU 2010-28, "Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts". The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The Company adopted this ASU on January 1, 2011. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition ("ASU 2010-17"). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the ASU, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. The Company made an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, and adopted this ASU on January 1, 2011 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, ("ASU 2009-13"). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The Company adopted this ASU on January 1, 2011 prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of the condensed consolidated financial statements, financial condition and results of operations of NPS in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes included in our filings with the SEC, including our 2010 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, any anticipated timelines for making FDA or other regulatory filings or submissions, or with respect to completion of milestones or targets with respect to regulatory filings, clinical studies, pre-clinical work and related matters, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate or to discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those described in the forward-looking statements due to a number of factors, including:

  Our ability to effectively outsource activities critical to the advancement of our product candidates;

  our and our collaborators' ability to successfully complete clinical trials, timely make regulatory submissions, receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals and commercialize products;
  our ability to secure additional funds;
  the successful completion of our strategic collaborations or changes in our relationships with our collaborators;
  competitive factors;
  our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
  the ability of our contract manufacturers to produce successfully adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements;
  variability of our royalty, license and other revenues;
  our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;
  the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;
  uncertainty regarding our patents and patent rights;
  any concerns about the safety of our products or product candidates;
  compliance with current or prospective governmental regulation;
  technological change; and
  general economic and market conditions.

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled "Risk Factors" which address these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of new treatment options for patients with rare gastrointestinal and endocrine disorders. Our lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: (a) teduglutide, our analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining, that is in Phase 3 clinical development as GATTEX® (planned brand name) for parenteral nutrition ("PN") dependent short bowel syndrome ("SBS") and (b) NPSP558, our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as a hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone ("PTH").

While SBS and hypoparathyroidism are relatively rare disorders, we believe these indications represent substantial commercial opportunities to us due to the significant unmet need and lack of effective therapies, as well as the serious complications and chronic nature of both disorders.

We have incurred cumulative losses from inception through March 31, 2011 of approximately $963.3 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include current and future clinical trials with teduglutide and NPSP558; activities to obtain FDA approval to market teduglutide and NPSP558 in the U.S.; and manufacturing and commercial-readiness costs for teduglutide and NPSP558 in the U.S.

Results of Operations

Three Months Ended March 31, 2011 and 2010

The following table summarizes selected operating statement data for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Royalties	$18,551	$17,789
Product sales	-	484
Milestones and license fees	5,025	2,025
Total revenues	$23,576	$20,298

Operating expenses:
Cost of license fees	$2,538	$6
Research and development	$14,905	$9,508
% of total revenues	63%	47%
General and administrative	$5,076	$4,297
% of total revenues	22%	21%

Revenues. Substantially all our revenues are from royalties, license fees, milestone payments and product sales from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $23.6 million for the quarter ended March 31, 2011 compared to $20.3 million for the quarter ended March 31, 2010. We recognized revenue under our research and license agreements during the three months ended March 31, 2011 and 2010, respectively, as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$14,265	$14,074
Preotact (parathyroid hormone (PTH 1-84))	2,237	2,374
Regpara (cinacalcet HCl)	1,598	1,118
Nucynta (tapentadol)	449	222
Other	2	1
Total royalties	18,551	17,789

Product sales	-	484

Milestones and license fees:
Sensipar and Mimpara	-	2,000
Teduglutide	5,000	-
Other	25	25
Total milestones and license fees	5,025	2,025

Total revenues	$23,576	$20,298

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended March 31, 2011 was primarily due to increased demand. The $2.0 million milestone revenue earned from Amgen during the three months ended March 31, 2010 was for their initiation of a Phase 3 study of Sensipar in primary hyperparathyroidism. Amgen pays royalties on sales of Sensipar and Mimpara directly to a wholly owned subsidiary of NPS and the royalties are used to repay non-recourse debt issued in August 2007; therefore, we do not receive any such royalty payments.

For the three months ended March 31, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were $2.2 million and $2.4 million in royalty revenue, respectively. The decrease was primarily due to reductions in the reimbursement rates of Preotact in certain European countries. The decrease was partially offset by changes in foreign exchange that favorably impacted royalty revenue earned from Nycomed's sales of Preotact in the three months ended March 31, 2011. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital ("DRI"), therefore we do not receive any such royalty payments.

For the three months ended March 31, 2011 and 2010, our revenues related to our agreement with Nycomed for teduglutide were $5.0 million and $0 in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the three months ended March 31, 2011, was for their submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

During the three months ended March 31, 2011 and 2010, we recognized royalty revenue of $1.6 million and $1.1 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

During the three months ended March 31, 2011 and 2010, we recognized royalty revenue of $449,000 and $222,000, respectively, from Ortho-McNeil Pharmaceutical, Inc. for sales of Nucynta.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to third parties for the licensing of teduglutide to Nycomed. We recorded cost of license fees of $2.5 million and $6,000 during the three months ended March 31, 2011 and 2010, respectively.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees related to development activities. For the three months ended March 31, 2011, our research and development expenses increased to $14.9 million from $9.5 million for the three months ended March 31, 2010. The increase in research and development expenses primarily related to a $4.4 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and the production of commercial-scale batches and a $869,000 increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $5.1 million for the three months ended March 31, 2011 from $4.3 million for the three months ended March 31, 2010. The increase in general and administrative expenses primarily related to a $649,000 increase in market research for the three months ended March 31, 2011.

Interest Income. Interest income decreased to $81,000 for the three months ended March 31, 2011 from $150,000 from the comparative period in 2010, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense for the three months ended March 31, 2011 decreased to $10.2 million compared to $13.3 million for the three months ended March 31, 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased primarily due to (i) a lower effective interest rate due to a decrease in the forecast of Sensipar and Mimpara royalties on the Class A Notes ($3.3 million), (ii) a $48.5 million principal payment in March 2010 ($1.1 million) and (iii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties on non-recourse debt associated with our Preotact royalties ($898,000). These decreases in interest expense were partially offset by increases in interest expense due to (i) new non-recourse debt associated with the sale of certain of our REGPARA royalty rights in February 2010 ($1.3 million) and (ii) an increased balance on the notes Class B Notes due to the issuance of paid-in-kind notes for interest accrued during 2010 ($931,000).

Gain on Sale of Marketable Investment Securities. We recorded a gain on the sale of marketable investment securities of $0 and $3.7 million for the three months ended March 31, 2011 and 2010, respectively, related to the sale of certain auction rate securities.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	March 31,	December 31,
	2011	2010
Cash, cash equivalents, and marketable investment securities	$113,163	$133,771
Total assets	158,267	228,905
Current debt	8,507	55,843
Non-current debt	282,961	294,256
Stockholders' deficit	$(159,677)	$(155,275)

Currently, we are not a self-sustaining business. While we received approximately $106.8 million in net proceeds from an underwritten public offering on April 19, 2011, certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. We expect that our existing capital resources including interest earned thereon will be sufficient to fund our current and planned operations through at least the next twelve months; however, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, teduglutide and NPSP558. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through March 31, 2011, we have recognized $546.8 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $667.3 million from the sale of equity securities for cash and $593.6 million from the sale of non- recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $113.2 million at March 31, 2011. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In April 2011, we sold 12,650,000 shares of our common stock at a price of $9.00 per share in an underwritten public offering. Net proceeds, after underwriting discounts and offering expenses, were approximately $106.8 million.

The following table summarizes our cash flow activity for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash used in operating activities	$(15,942)	$(3,993)
Net cash (used in) provided by investing activities	$(10,098)	$19,693
Net cash (used in) provided by financing activities	$(4,088)	$29,389

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2011 compared to net cash used in operating activities of $4.0 million for the three months ended March 31, 2010. The increase in net cash used in 2011 was primarily related to the increased spending in research and development due to the advancement of our registration programs for teduglutide and NPSP558.

Net cash used in investing activities was $10.1 million during the three months ended March 31, 2011 compared to cash provided by investing activities of $19.7 million during the three months ended March 31, 2010. The net cash used in investing activities during 2011, was primarily the result of investing excess cash that was not currently required to fund operations. The net cash provided by investing activities was primarily the result of using proceeds from the sale and maturity of marketable investment securities to fund operations. Capital expenditures for the three months ended March 31, 2011 and 2010 were $325,000 and $79,000, respectively.

Net cash used in financing activities was $4.1 million during the three months ended March 31, 2011 compared to cash provided by financing activities of $29.4 million during the three months ended March 31, 2010. Cash used in financing activities during 2011 was primarily due to making principal and cash sweep premium payments on our Class A Notes, principal payments on our Class B Notes and DRI Preotact-secured Non-recourse debt totaling $55.8 million. These payments were partially offset by decreases in our restricted cash and cash equivalents of $50.8 million due to making the debt payments described above and by cash received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan of approximately $884,000. Cash provided by financing activities during the three months ended March 31, 2010 primarily consisted of the $38.4 million received from the sale of REGPARA royalty rights to DRI Capital and the decrease in our restricted cash and cash equivalent balances of $41.8 million, due to making principal and cash sweep premium payments on our Class A Notes. These were offset by principal payments of $50.7 million on our Class A Notes, DRI REGPARA Notes and capital lease obligation.

We could receive future milestone payments from all our agreements of up to $233.2 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2010 Form 10-K.

New Accounting Standards

Refer to Notes 3 and 11 in "Notes to Condensed Consolidated Financial Statements" for a discussion of new accounting standards.

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

Our 5.75% Convertible Notes due 2014 and our 15.5% non-recourse Class B Notes due 2017, each have a fixed interest rate. As of March 31, 2011, our Convertible Notes and Class B Notes had $47.1 million and $158.4 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial-scale manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the March 31, 2011 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2011, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Refer to Note 9, Legal Proceedings, in "Notes to Condensed Consolidated Financial Statements" in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

(a) Exhibits:

Exhibit Number	Description of Document
10.1*	Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim Austria GmbH
10.2*	Letter Agreement dated January 19, 2009, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim RCV GmbH & Co KG
10.3*	Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim RCV GmbH & Co KG
10.4*	Development and Supply Agreement dated March 25, 2009, by and between NPS Pharmaceuticals, Inc. and Hospira Worldwide, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer

*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: May 3, 2011	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2011	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim Austria GmbH
10.2*	Letter Agreement dated January 19, 2009, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim RCV GmbH & Co KG
10.3*	Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between NPS Pharmaceuticals, Inc. and Boehringer Ingelheim RCV GmbH & Co KG
10.4*	Development and Supply Agreement dated March 25, 2009, by and between NPS Pharmaceuticals, Inc. and Hospira Worldwide, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF

*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.