Form 10-Q
period 2011-06-30
NPS PHARMACEUTICALS INC
filed 2011-08-02
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at July 27, 2011
Common Stock $.001 par value	86,037,694

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$137,658	$77,170
Marketable investment securities	64,708	56,601
Restricted cash and cash equivalents	-	50,784
Accounts receivable	30,420	26,721
Prepaid expenses	6,263	4,115
Other current assets	1,064	504
Total current assets	240,113	215,895

Equipment, net	2,123	1,142
Goodwill	9,429	9,429
Debt issuance costs, net	1,380	2,143
Other assets	227	296
Total assets	$253,272	$228,905

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$21,404	$26,302
Current portion of non-recourse debt	17,175	55,843
Total current liabilities	38,579	82,145
Convertible notes payable	16,545	50,000
Non-recourse debt, less current portion	218,662	244,256
Other liabilities	6,803	7,779
Total liabilities	280,589	384,180

Commitments and contingencies (notes 6, 8, and 9)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares and
105,000,000 shares, respectively; issued and outstanding 86,037,694
shares and 66,986,940 shares, respectively	86	67
Additional paid-in capital	942,036	798,840
Accumulated other comprehensive income	26	1
Accumulated deficit	(969,465)	(954,183)
Total stockholders' deficit	(27,317)	(155,275)
Total liabilities and stockholders' deficit	$253,272	$228,905

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Royalties	$27,210	$23,969	$45,761	$41,758
Product sales	-	50	-	534
Milestones and license fees	-	-	5,025	2,025
Total revenues	27,210	24,019	50,786	44,317

Operating expenses:
Cost of royalties	500	-	500	-
Cost of license fees	-	-	2,538	6
Research and development	17,135	15,799	32,040	25,307
General and administrative	5,539	4,193	10,615	8,490
Total operating expenses	23,174	19,992	45,693	33,803
Operating income	4,036	4,027	5,093	10,514
Other income (expense):
Interest income, net	109	89	190	239
Interest expense	(10,330)	(11,206)	(20,561)	(24,546)
Gain on sale of marketable investment securities, net	-	99	-	3,751
Foreign currency gain	54	530	14	591
Other	(1)	160	-	98
Total other expense, net	(10,168)	(10,328)	(20,357)	(19,867)
Loss before income tax expense	(6,132)	(6,301)	(15,264)	(9,353)
Income tax expense	-	-	18	-
Net loss	$(6,132)	$(6,301)	$(15,282)	$(9,353)

Net loss per common and potential common share
Basic	$(0.07)	$(0.11)	$(0.20)	$(0.18)
Diluted	$(0.07)	$(0.11)	$(0.20)	$(0.18)

Weighted average common and potential common
shares outstanding:
Basic	83,200	57,166	75,691	53,126
Diluted	83,200	57,166	75,691	53,126

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,282)	$(9,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	61
Accretion of premium (discount) on marketable investment securities	691	362
Non-cash interest expense	7,895	18,783
Non-cash reduction in interest accrual/change in royalty receivable	(7,996)	(6,940)
Realized gain on marketable investment securities	-	(3,751)
Compensation expense on share based awards	2,024	1,623
Increase in operating assets:
Accounts receivable	(4,106)	(3,983)
Prepaid expenses, other current assets and other assets	(2,639)	(250)
Decrease in operating liabilities:
Accounts payable and accrued expenses	(4,095)	(309)
Other liabilities	(960)	(6,440)
Net cash used in operating activities	(24,299)	(10,197)

Cash flows from investing activities:
Sales of marketable investment securities	240	9,271
Maturities of marketable investment securities	38,031	34,880
Purchases of marketable investment securities	(47,041)	(50,902)
Acquisitions of equipment	(1,022)	(166)
Net cash used in investing activities	(9,792)	(6,917)

Cash flows from financing activities:
Principal payments on debt and capital lease obligation	(64,262)	(50,662)
Proceeds from issuance of non-recourse debt	-	38,400
Payment of debt issuance costs	-	(166)
Net proceeds from the sale of common stock and exercise of stock options	108,060	53,858
Decrease in restricted cash and cash equivalents	50,784	26,655
Net cash provided by financing activities	94,582	68,085

Effect of exchange rate changes on cash	(3)	(1)

Net increase in cash and cash equivalents	60,488	50,970
Cash and cash equivalents at beginning of period	77,170	18,276
Cash and cash equivalents at end of period	$137,658	$69,246

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,806	$12,799
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized losses on marketable investment securities	28	(81)
Accrued acquisition of equipment	128	(38)
Accrued offering costs	129	-
Debt issued in lieu of interest	-	11,377
Conversion of 5.75% convertible notes	33,260	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2011.

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

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2011. The Company did not have any material recognized subsequent events; however, the Company did have the following non-recognized subsequent event as summarized below:

In July 2011, the Company amended its current lease agreement to add an additional 32,000 square feet of office space in its previously leased facility located in Bedminster, New Jersey. The Company will pay average rent of approximately $66,000 per month for the additional space, plus certain other expenses. This amendment also extended the original term of the lease through August 2016 with an option to terminate early in August 2014.

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

Potential common shares of approximately 7.7 million and 10.0 million during the three and six months ended June 30, 2011, respectively and 11.8 million and 13.7 million during the three and six months ended June 30, 2010, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.9 million and 6.4 million common shares for the three and six months ended June 30, 2011, respectively, and 9.2 million common shares for the three and six months ended June 30, 2010. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 3.8 million and 3.6 million common shares, for the three and six months ended June 30, 2011, respectively and 2.6 million and 4.5 million common shares, for the three and six months ended June 30, 2010 respectively.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of June 30, 2011 and December 31, 2010 (in thousands):

As of June 30, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$57,793	$6,915	$-	$64,708

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$41,102	$15,499	$-	$56,601

As of June 30, 2011 and December 31, 2010, the fair values of the Company's Level 2 securities were $6.9 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher.

As of June 30, 2011 and December 31, 2010, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three or six months ended June 30, 2011 and 2010.

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance	$-	$904	$-	$8,586
Total gains (losses) (realized or unrealized)
Included in earnings	-	146	-	3,816
Included in other comprehensive income	-	-	-	(2,781)
Transfers in (out) of Level 3	-	-	-	-
Sales	-	(700)	-	(9,271)
Ending balance	$-	$350	$-	$350
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$-	$-	$-	$-

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $4.4 million and $7.6 million, respectively, at June 30, 2011 and $5.1 million and $8.6 million, respectively, at December 31, 2010.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$28,624	$16,545	$72,974	$50,000
8.0% Secured Notes - Class A	-	-	48,953	46,182
15.5% Secured Notes - Class B	150,267	150,267	142,515	167,665
Total	$178,891	$166,812	$264,442	$263,847

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

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three and six months ended June 30, 2011 and 2010 were from four licensees of the Company. At June 30, 2011 and December 31, 2010, substantially all of the Company's accounts receivable balances were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

In February 2010, the Company sold certain auction rate securities (ARS) with the principal value of $23.5 million and cost basis of $4.6 million for $8.2 million. The Company recognized a gain of $0 and $3.6 million during the three and six months ended June 30, 2010, respectively, related to the sale of these ARS.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of June 30, 2011:
Debt securities:
Corporate	$24,002	$2	$(30)	$23,974
Government agency	40,709	25	-	40,734
Total marketable investment securites	$64,711	$27	$(30)	$64,708

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2010:
Debt securities:
Corporate	$26,553	$2	$(25)	$26,530
Government agency	30,078	5	(12)	30,071
Total marketable investment securites	$56,631	$7	$(37)	$56,601

Marketable investment securities in an unrealized loss position as of June 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
As of June 30, 2011:
Available for Sale:
Debt securities:
Corporate	$18,551	$30	$-	$-	$18,551	$30
Government agency	2,983	-	-	-	2,983	-
	$21,534	$30	$-	$-	$21,534	$30

As of December 31, 2010:
Available for Sale:
Debt securities:
Corporate	$19,369	$25	$-	$-	$19,369	$25
Government agency	23,444	12	-	-	23,444	12
	$42,813	$37	$-	$-	$42,813	$37

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$60,456	$60,470	$56,631	$56,601
Due after one year through five years	4,255	4,238	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$64,711	$64,708	$56,631	$56,601

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three and six months ended June 30, 2011 and 2010.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Proceeds from sales and maturities	$23,754	$16,530	$38,271	$43,101
Realized gains	-	-	-	3,589
Realized losses	-	-	-	-

The realized gains for the six months ended June 30, 2010 primarily related to the sale of ARS.

(5) Comprehensive Income (Loss)

The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Other comprehensive loss:
Gross unrealized (loss) gain on marketable investment securities
during the period	$(8)	$(46)	$28	$(81)
Reclassification for recognized gain on marketable
investment securities during the period	-	-	-	(2,780)
Net unrealized (loss) gain on marketable investment securities	(8)	(46)	28	(2,861)
Foreign currency translation loss	-	(12)	(3)	(1)
Net loss	(6,132)	(6,301)	(15,282)	(9,353)
Comprehensive loss	$(6,140)	$(6,359)	$(15,257)	$(12,215)

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Convertible notes	$16,545	$50,000
Non-recourse debt	235,837	300,099
Total debt	252,382	350,099
Less current position	17,175	55,843
Total long-term debt	$235,207	$294,256

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of June 30, 2011 and December 31, 2010. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company has filed a registration statement with the SEC, which has been declared effective, covering the common stock issuable upon conversion of the 5.75% Convertible Notes. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

On January 31, 2011 and April 14, 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. The Company issued 529,282 and 5,620,445 shares on January 31, 2011 and April 14, 2011, respectively, pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. The Company has $16.5 million of the 5.75% Convertible Notes outstanding as of June 30, 2011.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of June 30, 2011.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

In December 2004, the Company completed a private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes). The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. As of June 30, 2011 and December 31, 2010, the outstanding principal balance on the Class A Notes was $0 and $46.2 million, respectively. The Class A Notes were paid in full on March 30, 2011. In the event the Company received royalty and milestone payments under its agreement with Amgen above certain specified amounts for a given year, an annual redemption premium on principal repayment was owed. The redemption premium ranged from 0% to 41.5% of principal payments, depending on the annual net sales of cinacalcet HC1 by Amgen. As of June 30, 2011 and December 31, 2010, the Company classified $0 and $46.2 million, respectively, of the Class A Notes as current based on royalty and milestone payments accrued during the three months ended June 30, 2011 and the year ended December 31, 2010, respectively, plus other available balances in the restricted cash reserve account less estimated redemption premiums. The Company accrued the estimated redemption premiums over the estimated life of the debt using the effective interest method. The estimated life was based on projections of royalties to be earned from cinacalcet HC1 sales. Accrued interest on the Class A Notes was approximately $0 and $8.1 million as of June 30, 2011 and December 31, 2010, respectively, which includes the redemption premium. The Company incurred debt issuance costs of $5.7 million, which was also amortized using the effective interest method.

In August 2007, the Company completed a private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes). The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrue interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes are secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes is royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and have the same terms and rights as the Class B Notes, except that interest on the PIK Notes begin to accrue from the date that such PIK Notes are issued. As of June 30, 2011 and December 31, 2010, the Company classified $16.8 million and $9.3 million, respectively, of the Class B Notes as current based on royalty payments accrued as of June 30, 2011 and December 31, 2010, respectively. The Class B Notes are non-recourse to NPS Pharmaceuticals, Inc. The Company may repurchase, in whole but not in part, the Class B Notes at a calculated Redemption Price based on the timing of repurchase and the source of proceeds for the repurchase. The Redemption Price varies between 100.0% and 107.75% depending on these variables. The outstanding principal balances on the Class B Notes, were $150.3 million and $167.7 million, which included PIK Notes which have been issued, as of June 30, 2011 and December 31, 2010, respectively. The Company incurred debt issuance costs of $3.6 million, which are being amortized using the effective interest method. The effective interest rate on the Class B Notes, including debt issuance costs, is approximately 16.0%.

Under the Company's agreements for the Class B Notes, the Company would potentially be liable for its breaches or defaults, if any.

Preotact-Secured Non-recourse Debt

In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 14 years. The liability recorded related to the DRI transaction was $49.3 million as of June 30, 2011 and $50.0 million as of December 31,

2010, and accrued interest under the DRI agreement was $924,000 and $1.7 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, $33.8 million has been paid to DRI. The repayment of the remaining $49.3 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 15.0%.

REGPARA-Secured Non-recourse Debt

In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's March 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million, which remains the liability as of June 30, 2011. Accrued interest under the DRI agreement was $3.6 million and $3.2 million as of June 30, 2011 and December 31, 2010, respectively. Through June 30, 2011, $7.9 million has been paid to DRI. The repayment of the remaining $36.3 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 18.4%.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of June 30, 2011 and December 31, 2010. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of net operating losses and will expire three years from the filing of the tax return.

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

On May 20, 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar (cinacalcet HCl) infringe Teva's U.S. Patent No. 7,449,603. Teva was seeking declaratory relief and damages in an unspecified amount. Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of cinacalcet HCl in any country, Amgen may reserve up to fifty percent of the royalties otherwise payable to the Company with respect to cinacalcet HCl sales in the country in question until the proceeding is concluded. On July 15, 2011, the Court entered an order dismissing Teva's claims with prejudice. This matter is now closed, and there is no longer a basis for Amgen to reserve cinacalcet HCl royalties payable to the Company with respect to this matter.

(10) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of June 30, 2011, the performance criteria of 95,000 of these options had been satisfied because the Company's Phase 3 pivotal study of GATTEX (teduglutide) had met the primary efficacy endpoint of reducing parenteral nutrition dependence in adult subjects with short bowel syndrome. These 95,000 options will vest and become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010. The Company recognized $11,000 and $77,000 of compensation expense during the three and six months ended June 30, 2011, respectively, related to these options.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of June 30, 2011, except for the 95,000 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and six months ended June 30, 2011. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

(11) Capital Stock

In April 2011, the Company completed a public sale of 12,650,000 shares of its common stock at a per share price of $9.00. Net proceeds to the Company from the sale totaled approximately $106.8 million, after deducting expenses and the commission in connection with the offering paid by the Company.

In May 2011, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (the "Certificate of Amendment") with the Secretary of State of the State of Delaware. The Certificate of Amendment amended the Company's Amended and Restated Certificate of Incorporation by increasing the number of authorized shares of the Company's common stock from 105,000,000 to 175,000,000 shares.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011- 05"), an amendment to Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

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
•

our and our collaborators' ability to successfully complete clinical trials, timely make regulatory submissions, and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals and commercializing products;

•	our ability to secure additional funds;
•	the successful completion of our strategic collaborations or changes in our relationships with our collaborators;
•	competitive factors;
•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
•	the ability of our contract manufacturers to produce successfully adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements;
•	variability of our royalty, license and other revenues;
•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;
•	the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;
•	uncertainty regarding our patents and patent rights;
•	any concerns about the safety of our products or product candidates;
•	compliance with current or prospective governmental regulation;
•	technological change; and
•	general economic and market conditions.

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 entitled "Risk Factors," which address these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward- looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of orphan products for patients with rare gastrointestinal and endocrine disorders. Our lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: (a) teduglutide, our analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining, that is in Phase 3 clinical development as GATTEX® (planned brand name) for short bowel syndrome ("SBS") and (b) NPSP558, our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as a hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone ("PTH").

While SBS and hypoparathyroidism are relatively rare disorders, we believe these indications represent substantial commercial opportunities to us due to the significant unmet need and lack of effective therapies, as well as the serious complications and chronic nature of both disorders.

We have incurred cumulative losses from inception through June 30, 2011 of approximately $969.5 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include current and future clinical trials with teduglutide and NPSP558; activities to obtain FDA approval to market teduglutide and NPSP558 in the U.S.; and manufacturing and commercial-readiness costs for teduglutide and NPSP558 in the U.S.

Results of Operations

Three Months Ended June 30, 2011 and 2010

The following table summarizes selected operating statement data for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended
	June 30,
	2011	2010
Revenues:
Royalties	$27,210	$23,969
Product sales	-	50
Milestones and license fees	-	-
Total revenues	$27,210	$24,019

Operating expenses:
Cost of royalties	$500	$-
Research and development	$17,135	$15,799
% of total revenues	63%	66%
General and administrative	$5,539	$4,193
% of total revenues	20%	17%

Revenues. Substantially all our revenues are from royalties, license fees, milestone payments and product sales from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $27.2 million for the quarter ended June 30, 2011 compared to $24.0 million for the quarter ended June 30, 2010. We recognized revenue under our research and license agreements during the three months ended June 30, 2011 and 2010, respectively, as follows (amounts in thousands):

	Three Months Ended
	June 30,
	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$22,604	$20,290
Preotact (parathyroid hormone (PTH 1-84))	2,258	2,054
Regpara (cinacalcet HCl)	1,854	1,338
Nucynta (tapentadol)	494	287
Total royalties	27,210	23,969

Product sales	-	50

Total revenues	$27,210	$24,019

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended June 30, 2011 was primarily due to increased demand. Amgen pays royalties on sales of Sensipar and Mimpara directly to a wholly owned subsidiary of NPS and the royalties are used to repay non-recourse debt issued in August 2007; therefore, we do not receive any such royalty payments.

For the three months ended June 30, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were $2.3 million and $2.1 million in royalty revenue, respectively. The increase was primarily due to changes in foreign exchange that favorably impacted royalty revenue earned from Nycomed's sales of Preotact in the three months ended June 30, 2011. The increase was partially offset by decreased demand and reductions in the reimbursement rates of Preotact in certain European countries. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital ("DRI"), therefore we do not receive any such royalty payments.

During the three months ended June 30, 2011 and 2010, we recognized royalty revenue of $1.9 million and $1.3 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

During the three months ended June 30, 2011 and 2010, we recognized royalty revenue of $494,000 and $287,000, respectively, from Ortho-McNeil Pharmaceutical, Inc. for sales of Nucynta.

Cost of Royalties. We recorded cost of royalties of $500,000 and $0 during the three months ended June 30, 2011 and 2010, respectively. The cost of royalties during the three months ended June 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees related to development activities. For the three months ended June 30, 2011, our research and development expenses increased to $17.1 million from $15.8 million for the three months ended June 30, 2010. The increase in research and development expenses primarily related to a $2.8 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and a $804,000 increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558. These costs were partially offset by a reduction of $2.9 million due to the timing of production runs of commercial-scale batches for the three months ended June 30, 2011.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $5.5 million for the three months ended June 30, 2011 from $4.2 million for the three months ended June 30, 2010. The increase in general and administrative expenses primarily related to a $545,000 increase in market research and a $687,000 increase in outside legal costs and other administrative costs for the three months ended June 30, 2011.

Interest Income. Interest income increased to $109,000 for the three months ended June 30, 2011 from $89,000 from the comparative period in 2010, primarily due to higher average cash, cash equivalent and marketable investment securities balances in 2011 compared with 2010.

Interest Expense. Our interest expense for the three months ended June 30, 2011 decreased to $10.3 million compared to $11.2 million for the three months ended June 30, 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased primarily due to (i) the final principal payment of $46.2 million on March 30, 2011 on the Class A Bonds ($1.1 million) and (ii) a reduction in principal outstanding due to the conversion of $30.6 million of our 5.75% convertible notes ($425,000). These decreases in interest expense were partially offset by increases in interest expense due to (i) an increased balance on the notes Class B Notes due to the issuance of paid-in-kind notes for interest accrued during 2010 ($328,000) and (ii) a higher effective interest rate due to an increase in the forecast of Preotact royalties on non-recourse debt associated with our Preotact royalties ($223,000).

Six Months Ended June 30, 2011 and 2010

The following table summarizes selected operating statement data for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	Six Months Ended
	June 30,
	2011	2010
Revenues:
Royalties	$45,761	$41,758
Product sales	-	534
Milestones and license fees	5,025	2,025
Total revenues	$50,786	$44,317

Operating expenses:
Cost of royalties	$500	$-
Cost of license fees	$2,538	$6
Research and development	$32,040	$25,307
% of total revenue	63%	57%
General and administrative	$10,615	$8,490
% of total revenue	21%	19%

Revenues. Our revenues were $50.8 million for the six months ended June 30, 2011 compared to $44.3 million for the six months ended June 30, 2010. We recognized revenue under our research and license agreements during the six months ended June 30, 2011 and 2010, respectively, as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$36,869	$34,364
Preotact (parathyroid hormone (PTH 1-84))	4,495	4,428
Regpara (cinacalcet HCl)	3,452	2,456
Nucynta (tapentadol)	943	509
Other	2	1
Total royalties	45,761	41,758

Product sales	-	534

Milestones and license fees:
Sensipar and Mimpara	-	2,000
Teduglutide	5,000	-
Other	25	25
Total milestones and license fees	5,025	2,025

Total revenues	$50,786	$44,317

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the six months ended June 30, 2011 was primarily due to demand. The $2.0 million milestone revenue earned from Amgen for Sensipar and Mimpara during the six months ended June 30, 2010 was for their initiation of a Phase 3 study of Sensipar in primary hyperparathyroidism in March 2010.

For the six months ended June 30, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were $4.5 million and $4.4 million in royalty revenue, respectively. The increase was primarily due to changes in foreign exchange that favorably impacted royalty revenue earned from Nycomed's sales of Preotact in the six months ended June 30, 2011. The increase was partially offset by decreased demand and reductions in the reimbursement rates of Preotact in certain European countries.

For the six months ended June 30, 2011 and 2010, our revenues related to our agreement with Nycomed for teduglutide were $5.0 million and $0 in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the six months ended June 30, 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

During the six months ended June 30, 2011 and 2010, we recognized royalty revenue of $3.5 million and $2.5 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

During the six months ended June 30, 2011 and 2010, we recognized royalty revenue of $943,000 and $509,000, respectively, from Ortho for sales of Nucynta, which was launched in the second quarter of 2009.

Cost of Royalties. We recorded cost of royalties of $500,000 and $0 during the six months ended June 30, 2011 and 2010, respectively. The cost of royalties during the six months ended June 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to third parties for the licensing of teduglutide to Nycomed. We recorded cost of license fees of $2.5 million and $6,000 during the six months ended June 30, 2011 and 2010, respectively.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the six months ended June 30, 2011, our research and development expenses increased to $32.0 million from $25.3 million for the six months ended June 30, 2010. The increase in research and development expenses primarily related to a $5.7 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and a $1.7 million increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558. These costs were partially offset by a reduction of $1.3 million due to the timing of production runs of commercial-scale batches for the six months ended June 30, 2011.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $10.6 million for the six months ended June 30, 2011 from $8.5 million for the six months ended June 30, 2010. The increase in general and administrative expenses primarily related to a $1.1 million increase in market research and a $596,000 increase in other outside administrative costs for the six months ended June 30, 2011.

Interest Income. Interest income decreased to $190,000 for the six months ended June 30, 2011 from $239,000 from the comparative period in 2010, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense decreased to $20.6 million for the six months ended June 30, 2011 from $24.5 million for the comparable period in 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to (i) the final payment of the Class A Notes of $46.2 million on March 30, 2011 ($5.5 million), (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties on non-recourse debt associated with our Preotact royalties ($674,000) and (iii) a reduction in principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes ($453,000). These reductions were partially offset by increased interest expense on the (i) Class B Notes ($1.3 million) due to an increased balance on the notes due to the issuance of paid-in-kind notes for interest accrued and (ii) non-recourse debt associated with the sale of certain of our REGPARA royalty rights in February 2010 ($1.4 million).

Gain on Sale of Marketable Investment Securities. We recorded a gain on sale of marketable investment securities of $0 and $3.8 million for the six months ended June 30, 2011 and 2010, respectively, related primarily to the sale of certain auction rate securities.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	June 30,	December 31,
	2011	2010
Cash, cash equivalents, and marketable investment securities	$202,366	$133,771
Total assets	253,272	228,905
Current debt	17,175	55,843
Non-current debt	235,207	294,256
Stockholders' deficit	$(27,317)	$(155,275)

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through June 30, 2011, we have recognized $574.0 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $774.3 million from the sale of equity securities for cash and $593.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $202.4 million at June 30, 2011. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In January 2011 and April 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. We issued 529,282 and 5,620,445 shares pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. We have $16.5 million of the 5.75% Convertible Notes outstanding as of June 30, 2011.

In April 2011, we sold 12,650,000 shares of our common stock at a price of $9.00 per share in an underwritten public offering. Net proceeds, after underwriting discounts and offering expenses, were approximately $106.8 million.

The following table summarizes our cash flow activity for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash used in operating activities	$(24,299)	$(10,197)
Net cash used in investing activities	$(9,792)	$(6,917)
Net cash provided by financing activities	$94,582	$68,085

Net cash used in operating activities was $24.3 million for the six months ended June 30, 2011 compared to net cash used in operating activities of $10.2 million for the six months ended June 30, 2010. The increase in net cash used in 2011 was primarily related to the increased spending in research and development due to the advancement of our registration programs for teduglutide and NPSP558.

Net cash used in investing activities was $9.8 million and $6.9 million during the six months ended June 30, 2011 and 2010, respectively. The net cash used in investing activities was primarily the result of investing excess cash that was not currently required to fund operations. Capital expenditures for the six months ended June 30, 2011 and 2010 were $1.0 million and $166,000, respectively.

Net cash provided by financing activities was $94.6 million and $68.1 million during the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities during the six months ended June 30, 2011 primarily consisted of the $106.9 million received from the public sale of common shares in April 2011 and approximately $1.1 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes and DRI Preotact-secured Non-recourse debt totaling $64.3 million. Cash provided by financing activities during the six months ended June 30, 2010 primarily consisted of the $53.2 million received from the public sale of common shares in April 2010 and the $38.4 million received from the sale of REGPARA royalty rights to DRI Capital. The decrease in our restricted cash balance of $26.7 million was due to making principal and cash sweep premium payments on our Class A Notes net of increases from cash received for royalty payments. These were offset by principal payments of $50.7 million on our Class A Notes, DRI REGPARA Notes and capital lease obligation.

We could receive future milestone payments from all our agreements of up to $213.1 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Our 5.75% Convertible Notes due 2014 and our 15.5% non-recourse Class B Notes due 2017, each have a fixed interest rate. As of June 30, 2011, our Convertible Notes and Class B Notes had $16.5 million and $150.3 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Class B Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2011, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

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

Item 6.	Exhibits.

Exhibit Number	Description of Document
10.1 (1)	NPS Pharmaceuticals, Inc. 2005 Omnibus Incentive Plan, as amended through May 18, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 24, 2011 (SEC File No. 000-23272).

(2) This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of NPS Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: August 2, 2011	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2011	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1 (1)	NPS Pharmaceuticals, Inc. 2005 Omnibus Incentive Plan, as amended through May 18, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 24, 2011 (SEC File No. 000-23272).
(2)

This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of NPS Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.