Form 10-Q
period 2011-09-30
NPS PHARMACEUTICALS INC
filed 2011-11-03
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at October 27, 2011
Common Stock $.001 par value	86,081,167

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$150,230	$77,170
Marketable investment securities	39,369	56,601
Restricted cash and cash equivalents	-	50,784
Accounts receivable	26,684	26,721
Prepaid expenses	7,074	4,115
Other current assets	764	504
Total current assets	224,121	215,895

Equipment, net	3,044	1,142
Goodwill	9,429	9,429
Debt issuance costs, net	625	2,143
Other assets	224	296
Total assets	$237,443	$228,905

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,075	$26,302
Current portion of non-recourse debt	18,541	55,843
Total current liabilities	40,616	82,145
Convertible notes payable	16,545	50,000
Non-recourse debt, less current portion	211,525	244,256
Other liabilities	7,316	7,779
Total liabilities	276,002	384,180

Commitments and contingencies (notes 6, 8, and 9)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares and
105,000,000 shares, respectively; issued and outstanding 86,070,817
shares and 66,986,940 shares, respectively	86	67
Additional paid-in capital	943,205	798,840
Accumulated other comprehensive income	(36)	1
Accumulated deficit	(981,814)	(954,183)
Total stockholders' deficit	(38,559)	(155,275)
Total liabilities and stockholders' deficit	$237,443	$228,905

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Royalties	$24,483	$21,030	$70,244	$62,788
Product sales	99	17	99	551
Milestones and license fees	19	7	5,044	2,032
Total revenues	24,601	21,054	75,387	65,371

Operating expenses:
Cost of royalties	-	-	500	-
Cost of goods sold	-	6	-	6
Cost of license fees	2	-	2,540	6
Research and development	20,227	19,365	52,267	44,672
General and administrative	6,413	5,410	17,028	13,900
Total operating expenses	26,642	24,781	72,335	58,584
Operating (loss) income	(2,041)	(3,727)	3,052	6,787
Other income (expense):
Interest income, net	70	93	260	332
Interest expense	(10,589)	(10,741)	(31,150)	(35,287)
Gain on sale of marketable investment securities, net	-	-	-	3,751
Foreign currency gain (loss)	211	(232)	225	359
Other	-	(2)	-	96
Total other expense, net	(10,308)	(10,882)	(30,665)	(30,749)
Loss before income tax expense	(12,349)	(14,609)	(27,613)	(23,962)
Income tax expense	-	1,082	18	1,082
Net loss	$(12,349)	$(15,691)	$(27,631)	$(25,044)

Net loss per common and potential common share
Basic	$(0.14)	$(0.26)	$(0.35)	$(0.45)
Diluted	$(0.14)	$(0.26)	$(0.35)	$(0.45)

Weighted average common and potential common
shares outstanding:
Basic	86,749	60,400	79,417	55,577
Diluted	86,749	60,400	79,417	55,577

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(27,631)	$(25,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293	85
Accretion of premium (discount) on marketable investment securities	1,024	615
Non-cash interest expense	11,768	28,740
Non-cash reduction in interest accrual/change in royalty receivable	(30,653)	(10,528)
Loss on extinguishment of debt	646	-
Realized gain on marketable investment securities	-	(3,751)
Compensation expense on share based awards	3,006	2,363
(Increase) decrease in operating assets:
Accounts receivable	17,717	(778)
Prepaid expenses, other current assets and other assets	(3,147)	1,034
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(2,480)	1,572
Other liabilities	(463)	(8,131)
Net cash used in operating activities	(29,920)	(13,823)

Cash flows from investing activities:
Sales of marketable investment securities	240	9,621
Maturities of marketable investment securities	63,568	58,497
Purchases of marketable investment securities	(47,645)	(72,655)
Acquisitions of equipment	(1,964)	(592)
Net cash provided by (used in) investing activities	14,199	(5,129)

Cash flows from financing activities:
Principal payments on debt and capital lease obligation	(215,033)	(50,662)
Proceeds from issuance of non-recourse debt	145,000	38,400
Payment of debt issuance costs	(96)	(166)
Net proceeds from the sale of common stock and exercise of stock options	108,118	98,499
Decrease in restricted cash and cash equivalents	50,784	7,281
Net cash provided by financing activities	88,773	93,352

Effect of exchange rate changes on cash	8	-

Net increase in cash and cash equivalents	73,060	74,400
Cash and cash equivalents at beginning of period	77,170	18,276
Cash and cash equivalents at end of period	$150,230	$92,676

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,869	$14,447
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized losses on marketable investment securities	(45)	(85)
Accrued acquisition of equipment	231	82
Debt issued in lieu of interest	-	17,398
Conversion of 5.75% convertible notes	33,260	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2011.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2011. The Company did not have any material recognized or non-recognized subsequent events.

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

Potential common shares of approximately 6.7 million and 8.9 million during the three and nine months ended September 30, 2011, respectively and 11.4 million and 12.4 million during the three and nine months ended September 30, 2010, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.0 million and 5.2 million common shares for the three and nine months ended September 30, 2011, respectively, and 9.2 million common shares for the three and nine months ended September 30, 2010. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 3.7 million common shares, for the three and nine months ended September 30, 2011, respectively and 2.2 million and 3.2 million common shares, for the three and nine months ended September 30, 2010, respectively.

(3) Fair Value Measurement

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements were adopted by the Company on January 1, 2011 and did not have a material impact on the financial statements.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of September 30, 2011 and December 31, 2010 (in thousands):

As of September 30, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$35,997	$3,372	$-	$39,369

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$41,102	$15,499	$-	$56,601

As of September 30, 2011 and December 31, 2010, the fair values of the Company's Level 2 securities were $3.4 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher.

As of September 30, 2011 and December 31, 2010, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three or nine months ended September 30, 2011 and 2010.

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Beginning balance	$-	$350	$-	$8,586
Total gains (losses) (realized or unrealized)
Included in earnings	-	-	-	3,816
Included in other comprehensive income	-	-	-	(2,781)
Transfers in (out) of Level 3	-	-	-	-
Sales	-	(350)	-	(9,621)
Ending balance	$-	$-	$-	$-
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$-	$-	$-	$-

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $4.6 million and $7.6 million, respectively, at September 30, 2011 and $5.1 million and $8.6 million, respectively, at December 31, 2010.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$21,977	$16,545	$72,974	$50,000
8.0% Secured Notes - Class A	-	-	48,953	46,182
15.5% Secured Notes - Class B	-	-	142,515	167,665
Sensipar Notes	139,203	145,000	-	-
Preotact-Secured Debt	49,604	48,814	52,032	50,000
Regpara-Secured Debt	48,627	36,252	48,160	36,252
Total	$259,411	$246,611	$364,634	$350,099

The fair values of the Company's convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The fair values of the Company's non-recourse Class A and Class B notes were estimated using market observable inputs, including quoted prices and market indices. Within the hierarchy of fair value measurements, these are Level 2 fair values. The fair values of the Company's non-recourse Sensipar notes, Preotact-secured debt and Regpara-secured debt were estimated using a discounted cash flow model. Within the hierarchy of fair value measurements, these are Level 3 fair values.

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three and nine months ended September 30, 2011 and 2010, were from four licensees of the Company. At September 30, 2011 and December 31, 2010, substantially all of the Company's accounts receivable balances were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

In February 2010, the Company sold certain auction rate securities (ARS) with the principal value of $23.5 million and cost basis of $4.6 million for $8.2 million. The Company recognized a gain of $0 and $3.6 million during the three and nine months ended September 30, 2010, respectively, related to the sale of these ARS.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of September 30, 2011:
Debt securities:
Corporate	$16,714	$1	$(87)	$16,628
Government agency	22,731	10	-	22,741
Total marketable investment securites	$39,445	$11	$(87)	$39,369

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2010:
Debt securities:
Corporate	$26,553	$2	$(25)	$26,530
Government agency	30,078	5	(12)	30,071
Total marketable investment securites	$56,631	$7	$(37)	$56,601

Marketable investment securities in an unrealized loss position as of September 30, 2011 and December 31, 2010 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of September 30, 2011:
Available for Sale:
Debt securities:
Corporate	$14,475	$87	$-	$-	$14,475	$87
Government agency	932	-	-	-	932	-
	$15,407	$87	$-	$-	$15,407	$87

As of December 31, 2010:
Available for Sale:
Debt securities:
Corporate	$19,369	$25	$-	$-	$19,369	$25
Government agency	23,444	12	-	-	23,444	12
	$42,813	$37	$-	$-	$42,813	$37

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$34,839	$34,832	$56,631	$56,601
Due after one year through five years	4,606	4,537	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$39,445	$39,369	$56,631	$56,601

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three and nine months ended September 30, 2011 and 2010.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Proceeds from sales and maturities	$25,537	$23,617	$63,808	$66,718
Realized gains	-	-	-	3,589
Realized losses	-	-	-	-

The realized gains for the nine months ended September 30, 2010 primarily related to the sale of ARS.

(5) Comprehensive Income (Loss)

 The components of the Company's comprehensive income (loss) are as follows, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Other comprehensive loss:
Gross unrealized (loss) gain on marketable investment
securities during the period	$(73)	$(4)	$(45)	$(85)
Reclassification for recognized gain on marketable
investment securities during the period	-	-	-	(2,780)
Net unrealized (loss) gain on marketable investment securities	(73)	(4)	(45)	(2,865)
Foreign currency translation loss	11	1	8	-
Net loss	(12,349)	(15,691)	(27,631)	(25,044)
Comprehensive loss	$(12,411)	$(15,694)	$(27,668)	$(27,909)

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Convertible notes	$16,545	$50,000
Non-recourse debt	230,066	300,099
Total debt	246,611	350,099
Less current position	18,541	55,843
Total long-term debt	$228,070	$294,256

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of September 30, 2011 and December 31, 2010. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

On January 31, 2011 and April 14, 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. The Company issued 529,282 and 5,620,445 shares on January 31, 2011 and April 14, 2011, respectively, pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. The Company has $16.5 million of the 5.75% Convertible Notes outstanding as of September 30, 2011.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2011.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of September 30, 2011 and December 31, 2010, the outstanding principal balances on Sensipar and Mimpara-secured debt were $145.0 million and $213.9 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by its Sensipar and Mimpara (cinacalcet HCl) royalty revenues and milestone payments. The Sensipar and Mimpara- secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen in August 2011. These three transactions are summarized below.

As of September 30, 2011 and December 31, 2010, the outstanding principal balances on the Class A Notes were $0 and $46.2 million, respectively. In December 2004, the Company completed a private placement of the Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. The Class A Notes were paid in full on March 30, 2011.

The outstanding principal balances on the Class B Notes, were $0 and $167.7 million, which included PIK Notes which have been issued, as of September 30, 2011 and December 31, 2010, respectively. In August 2007, the Company completed a private placement of $100.0 million in Class B Notes. The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrued interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes were secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes was royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and had the same terms and rights as the Class B Notes, except that interest on the PIK Notes began to accrue from the date that such PIK Notes were issued. The Class B Notes were paid in full on September 30, 2011 when they were redeemable at par value.

In August 2011, the Company amended its agreement with Amgen that became effective on September 30, 2011. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (Sensipar Notes). After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying royalties to the Company. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with the offering. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. As of September 30, 2011, the Company classified $18.1 million of the Sensipar Notes as current based on royalty payments accrued as of September 30, 2011. The Sensipar Notes are non-recourse to NPS Pharmaceuticals, Inc. The outstanding principal balance on the Sensipar Notes, were $145.0 million as of September 30, 2011. Accrued interest on the Sensipar Notes was approximately $36,000 as of September 30, 2011. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Preotact-Secured Non-recourse Debt

As of September 30, 2011 and December 31, 2010, the outstanding principal balances on Preotact-secured debt were $48.8 million and $50.0 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement,

DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $806,000 and $1.7 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, $36.1 million has been paid to DRI. The repayment of the remaining $48.8 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 13.3%. The Preotact-secured debt is non-recourse to the Company.

REGPARA-Secured Non-recourse Debt

As of September 30, 2011 and December 31, 2010, the outstanding principal balances on REGPARA-secured debt were $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's March 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company has determined that it should classify the initial up-front purchase price as debt which should be amortized using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million. Accrued interest under the DRI agreement was $2.1 million and $3.2 million as of September 30, 2011 and December 31, 2010, respectively. Through September 30, 2011, $11.4 million has been paid to DRI. The repayment of the remaining $36.3 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 19.8%. The REGPARA-secured debt is non-recourse to the Company.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of September 30, 2011 and December 31, 2010. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

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

(9) Legal Proceedings

Sensipar® (cinacalcet HCl) Patent Infringement Litigation

On June 16, 2008, the Company reported the receipt of Paragraph IV Certification Notice Letters (Notice Letters) related to Abbreviated New Drug Applications (ANDA) submitted to the U.S. Food and Drug Administration (FDA) by Barr Laboratories Inc. (Barr) and Teva Pharmaceuticals USA, Inc. (Teva U.S.) requesting approval to market and sell generic versions of Sensipar (cinacalcet HCl). The Notice Letters alleged that the U.S. Patent Numbers 6,011,068 (the `068 patent), 6,031,003 (the `003 patent), 6,313,146 (the `146 patent), and 6,211,244 (the `244 patent) covering Sensipar are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in the ANDAs.

Under the Company's licensing agreement with Amgen, Amgen is responsible for all development and commercial activities involving Sensipar, as well as enforcing applicable patent rights, in the licensed territories. The `068 patent, the `003 patent and the `146 patent are co-owned by the Company and The Brigham and Women's Hospital, which licensed its rights to the Company. The Company has licensed rights to these patents and the `244 patent to Amgen. On July 25, 2008, The Brigham and Women's Hospital, Amgen and the Company (the Plaintiffs) filed a patent infringement action in United States District Court, District of Delaware (the "Delaware District Court"), No. 1:08cv00464 HB, against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd (Teva Israel and collectively with Teva U.S., Teva) relating to each of the patents referenced above. On January 7, 2011, the Delaware District Court ruled in favor of the Plaintiffs. The Delaware District Court's order enjoined Teva and Barr from the commercial manufacture, use, import, offer for sale, or sale of their generic cinacalcet hydrochloride until the expiration of the `068 patent, the `003 patent and the `244 patent. The `068 patent is the last of these patents to expire, which, by virtue of patent term extension, will be on March 8, 2018. On February 4, 2011, Teva and Barr filed a notice of appeal with the Delaware District Court. However, on April 20, 2011, the Court of Appeals for the Federal Circuit entered an order dismissing the appeal. This case is now closed.

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

(10) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of September 30, 2011, the performance criteria of 95,000 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $11,000 and $88,000 of compensation expense during the three and nine months ended September 30, 2011, respectively, related to these options.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of September 30, 2011, except for the 95,000 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and nine months ended September 30, 2011. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (ASU 2011-08). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), an amendment to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. This ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. The Company adopted this ASU on January 1, 2011. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under this ASU, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met for the milestones to be considered substantive. The Company made an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, and adopted this ASU on January 1, 2011 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (ASU 2009-13). ASU 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 provides accounting principles and application guidance on how the arrangement should be separated, and the consideration allocated. This guidance changes how to determine the fair value of undelivered products and services for separate revenue recognition. Allocation of consideration is now based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The Company adopted this ASU on January 1, 2011 prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of orphan products for patients with rare gastrointestinal and endocrine disorders. Our lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: (a) teduglutide, GATTEX® (planned brand name), our analog of GLP 2, a peptide involved in the regeneration and repair of the intestinal lining, that is in Phase 3 clinical development for adult short bowel syndrome (SBS) and (b) NPSP558, our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as a hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone.

While SBS and hypoparathyroidism are relatively rare disorders, we believe these indications represent substantial commercial opportunities to us due to the significant unmet need and lack of effective therapies, as well as the serious complications and chronic nature of both disorders.

We have incurred cumulative losses from inception through September 30, 2011 of approximately $981.8 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include current and future clinical trials with teduglutide and NPSP558; activities to obtain FDA approval to market teduglutide and NPSP558 in the U.S.; and manufacturing and commercial-readiness costs for teduglutide and NPSP558 in the U.S.

Results of Operations

Three Months Ended September 30, 2011 and 2010

The following table summarizes selected operating statement data for the three months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended
	September 30,
	2011	2010
Revenues:
Royalties	$24,483	$21,030
Product sales	99	17
Milestones and license fees	19	7
Total revenues	$24,601	$21,054

Operating expenses:
Cost of goods sold	$-	$6
Cost of license fees	$2	$-
Research and development	$20,227	$19,365
% of total revenues	82%	92%
General and administrative	$6,413	$5,410
% of total revenues	26%	26%

Revenues. Substantially all our revenues are from royalties, license fees, milestone payments and product sales from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $24.6 million for the quarter ended September 30, 2011 compared to $21.1 million for the quarter ended September 30, 2010. We recognized revenue under our research and license agreements during the three months ended September 30, 2011 and 2010, respectively, as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$19,780	$17,152
Preotact (parathyroid hormone (PTH 1-84))	2,055	2,106
Regpara (cinacalcet HCl)	2,010	1,483
Nucynta (tapentadol)	638	289
Total royalties	24,483	21,030

Product sales	99	17

Milestones and license fees:
Other	19	7
Total milestones and license fees	19	7

Total revenues	$24,601	$21,054

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended September 30, 2011 was primarily due to increased demand. Effective September 30, 2011, Amgen will withhold the royalties on sales of Sensipar and Mimpara and credit them to the Sensipar Notes issued in September 2011, until the Sensipar Notes are repaid; therefore, we will not receive any such royalty payments.

For the three months ended September 30, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were $2.1 million in royalty revenue, respectively. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) therefore, we do not receive any such royalty payments.

During the three months ended September 30, 2011 and 2010, we recognized royalty revenue of $2.0 million and $1.5 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

During the three months ended September 30, 2011 and 2010, we recognized royalty revenue of $638,000 and $289,000, respectively, from Ortho-McNeil Pharmaceutical, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the three months ended September 30, 2011 was primarily due to increased demand.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees related to development activities. For the three months ended September 30, 2011, our research and development expenses increased to $20.2 million from $19.4 million for the three months ended September 30, 2010. The increase in research and development expenses primarily related to a $949,000 increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $6.4 million for the three months ended September 30, 2011 from $5.4 million for the three months ended September 30, 2010. The increase in general and administrative expenses primarily related to a $877,000 increase in personnel and related costs primarily due to increased commercial readiness activities due to the advancement of our registration programs for teduglutide and NPSP558.

Interest Income. Interest income decreased to $70,000 for the three months ended September 30, 2011 from $93,000 from the comparative period in 2010.

Interest Expense. Our interest expense for the three months ended September 30, 2011 decreased to $10.6 million compared to $10.7 million for the three months ended September 30, 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased primarily due to (i) a reduction in principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes ($499,000), (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties on non-recourse debt associated with our Preotact royalties ($171,000) and (iii) the final principal payment of $46.2 million on March 30, 2011 on the Class A Notes ($153,000). These decreases in interest expense were partially offset by increases in interest expense due to (i) the write-off of the deferred financing costs associated with the redemption of the remaining balance on the notes Class B Notes ($420,000) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the accrued interest balance associated with the non-recourse debt ($215,000).

Income Taxes. We reported an income tax expense of $0 and $1.1 million for the three months ended September 30, 2011 and 2010, respectively. The $1.1 million income tax expense for the three months ended September 30, 2010, primarily related to the Canadian province of Quebec.

Nine Months Ended September 30, 2011 and 2010

The following table summarizes selected operating statement data for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Revenues:
Royalties	$70,244	$62,788
Product sales	99	551
Milestones and license fees	5,044	2,032
Total revenues	$75,387	$65,371

Operating expenses:
Cost of royalties	$500	$-
Cost of goods sold	$-	$6
Cost of license fees	$2,540	$6
Research and development	$52,267	$44,672
% of total revenue	69%	68%
General and administrative	$17,028	$13,900
% of total revenue	23%	21%

Revenues. Our revenues were $75.4 million for the nine months ended September 30, 2011 compared to $65.4 million for the nine months ended September 30, 2010. We recognized revenue under our research and license agreements during the nine months ended September 30, 2011 and 2010, respectively, as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$56,649	$51,516
Preotact (parathyroid hormone (PTH 1-84))	6,550	6,534
Regpara (cinacalcet HCl)	5,462	3,939
Nucynta (tapentadol)	1,581	798
Other	2	1
Total royalties	70,244	62,788

Product sales	99	551

Milestones and license fees:
Sensipar and Mimpara	-	2,000
Teduglutide	5,000	-
Other	44	32
Total milestones and license fees	5,044	2,032

Total revenues	$75,387	$65,371

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the nine months ended September 30, 2011 was primarily due to demand. The $2.0 million milestone revenue earned from Amgen for Sensipar and Mimpara during the nine months ended September 30, 2010 was for their initiation of a Phase 3 study of Sensipar in primary hyperparathyroidism in March 2010.

For the nine months ended September 30, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were $6.5 million in royalty revenue, respectively. The increase was primarily due to changes in foreign exchange that favorably impacted royalty revenue earned from Nycomed's sales of Preotact in the nine months ended September 30, 2011. The increase was partially offset by decreased demand and reductions in the reimbursement rates of Preotact in certain European countries.

For the nine months ended September 30, 2011 and 2010, our revenues related to our agreement with Nycomed for teduglutide were $5.0 million and $0 in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the nine months ended September 30, 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

During the nine months ended September 30, 2011 and 2010, we recognized royalty revenue of $5.5 million and $3.9 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase is primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

During the nine months ended September 30, 2011 and 2010, we recognized royalty revenue of $1.6 million and $798,000, respectively, from Ortho for sales of Nucynta, which was launched in the second quarter of 2009. The increase in royalty revenue earned from Nucynta for the nine months ended September 30, 2011 was primarily due to increased demand.

Cost of Royalties. We recorded cost of royalties of $500,000 and $0 during the nine months ended September 30, 2011 and 2010, respectively. The cost of royalties during the nine months ended September 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to third parties for the licensing of teduglutide to Nycomed. We recorded cost of license fees of $2.5 million and $6,000 during the nine months ended September 30, 2011 and 2010, respectively.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the nine months ended September 30, 2011, our research and development expenses increased to $52.3 million from $44.7 million for the nine months ended September 30, 2010. The increase in research and development expenses primarily related to a $4.2 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and a $2.6 million increase in personnel and related costs primarily due to the advancement of our registration programs for teduglutide and NPSP558 for the nine months ended September 30, 2011.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $17.0 million for the nine months ended September 30, 2011 from $13.9 million for the nine months ended September 30, 2010. The increase in general and administrative expenses primarily related to increased commercial readiness and other activities including (i) $1.1 million increase in personnel and related costs, (ii) $897,000 increase in market research, and (iii) $532,000 increase in professional service providers and investor relations.

Interest Income. Interest income decreased to $260,000 for the nine months ended September 30, 2011 from $332,000 from the comparative period in 2010, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense decreased to $31.2 million for the nine months ended September 30, 2011 from $35.3 million for the comparable period in 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. The decrease in interest expense is due primarily to (i) the final payment of the Class A Notes of $46.2 million on March 30, 2011 ($5.6 million), (ii) a reduction in principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes ($952,000) and (iii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties on non-recourse debt associated with our Preotact royalties ($845,000). These reductions were partially offset by increased interest expense on the (i) Class B Notes ($1.7 million) due to an increased average balance on the notes due to the issuance of paid-in-kind notes for interest accrued and the write-off of the deferred financing costs associated with the redemption of the remaining balance on the Class B Notes and (ii) non-recourse debt associated with the sale of certain of our REGPARA royalty rights in February 2010 ($1.6 million).

Gain on Sale of Marketable Investment Securities. We recorded a gain on sale of marketable investment securities of $0 and $3.8 million for the nine months ended September 30, 2011 and 2010, respectively, related primarily to the sale of certain auction rate securities.

Income Taxes. We reported an income tax expense of $18,000 and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. The $1.1 million income tax expense for the nine months ended September 30, 2010, primarily related to the Canadian province of Quebec.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2011	2010
Cash, cash equivalents, and marketable investment securities	$189,599	$133,771
Total assets	237,443	228,905
Current debt	18,541	55,843
Non-current debt	228,070	294,256
Stockholders' deficit	$(38,559)	$(155,275)

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through September 30, 2011, we have recognized $598.6 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $774.5 million from the sale of equity securities for cash and $738.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $189.6 million at September 30, 2011. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In January 2011 and April 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. We issued 529,282 and 5,620,445 shares pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. We have $16.5 million of the 5.75% Convertible Notes outstanding as of September 30, 2011.

In April 2011, we sold 12,650,000 shares of our common stock at a price of $9.00 per share in an underwritten public offering. Net proceeds, after underwriting discounts and offering expenses, were approximately $106.8 million.

In August 2011, we amended our agreement with Amgen that became effective after the retirement of our Class B Notes. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to us. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying royalties to the Company.

In September 2011, we redeemed and subsequently retired the remaining outstanding Class B Notes at par for $133.5 million, which excludes $22.6 million of restricted cash and cash equivalents.

The following table summarizes our cash flow activity for the nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash used in operating activities	$(29,920)	$(13,823)
Net cash provided by (used in) investing activities	$14,199	$(5,129)
Net cash provided by financing activities	$88,773	$93,352

Net cash used in operating activities was $29.9 million and $13.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash used in 2011 was primarily related to the increased spending in research and development due to the advancement of our registration programs for teduglutide and NPSP558.

Net cash provided by investing activities was $14.2 million during the nine months ended September 30, 2011 compared to net cash used in investing activities of $5.1 million during the nine months ended September 30, 2010. The net cash provided by investing activities during the nine months ended September 30, 2011, was primarily the result of reducing our investing activity in preparation of redeeming the class B Notes with cash. The cash used in investing activities during the nine months ended September 30, 2010, was primarily the result of investing excess cash that was not currently required to fund operations. Capital expenditures for the nine months ended September 30, 2011 and 2010 were $2.0 million and $592,000, respectively.

Net cash provided by financing activities was $88.8 million and $93.4 million during the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities during the nine months ended September 30, 2011 primarily consisted of the $145.0 million received from Amgen for the issuance of the non-recourse Sensipar Notes, $106.8 million received from the public sale of common shares in April 2011 and approximately $1.3 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes and DRI Preotact-secured Non-recourse debt totaling $215.0 million. Cash provided by financing activities during the nine months ended September 30, 2010 primarily consisted of the $44.4 million and the $53.2 million received from the public sale of common shares in September 2010 and April 2010, respectively and the $38.4 million received from the sale of REGPARA royalty rights to DRI Capital. The decrease in our restricted cash balance of $7.3 million was due to making principal and cash sweep premium payments on our Class A Notes net of increases from cash received for royalty payments. These were offset by principal payments of $50.7 million on our Class A Notes, DRI REGPARA Notes and capital lease obligation.

We could receive future milestone payments from all our agreements of up to $211.9 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Our 5.75% Convertible Notes due 2014 and our 9% non-recourse Sensipar Notes, each have a fixed interest rate. As of September 30, 2011, our Convertible Notes and Sensipar Notes had $16.5 million and $145.0 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial-scale manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the September 30, 2011 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2011, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

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
Item 6.	Exhibits.
Exhibit Number	Description of Document
10.1+**	Employment Agreement with Eric Pauwels
10.2+*	Exclusive Patent License Agreement between the Registrant and GlaxoSmithKline LLC dated July 29, 2011
10.3+	First Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated November 19, 2004
10.4+*	Second Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated November 19, 2004
10.5+	Third Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated March 4, 2008
10.6*	Fourth Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated August 10, 2011 (1)
10.7+*	Manufacturing Agreement between Registrant and SynCo Bio Partners B.V. dated August 1, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document
+	Filed herewith.
*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
**	Agreement with management.
(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 15, 2011 (SEC File No 000-23272).
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

NPS PHARMACEUTICALS, INC.

Date: November 3, 2011	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1+**	Employment Agreement with Eric Pauwels PDF
10.2+*	Exclusive Patent License Agreement between the Registrant and GlaxoSmithKline LLC dated July 29, 2011 PDF
10.3+	First Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated November 19, 2004 PDF
10.4+*	Second Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated November 19, 2004 PDF
10.5+	Third Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated March 4, 2008 PDF
10.6*	Fourth Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated August 10, 2011 (1)
10.7+*	Manufacturing Agreement between Registrant and SynCo Bio Partners B.V. dated August 1, 2009 PDF
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.
*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
**	Agreement with management.
(1)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 15, 2011 (SEC File No. 000-23272).
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