Form 10-K
period 2011-12-31
NPS PHARMACEUTICALS INC
filed 2012-02-15
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $819,657,544 as of June 30, 2011, based upon the closing price for the shares of common stock reported on The NASDAQ Global Market on such date.

As of February 8, 2012, there were 86,108,667 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part II - "Securities Authorized For Issuance Under Equity Compensation Plans" and Part III of this Form 10-K.

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

ITEM 1. Business

Overview

NPS is a clinical-stage biopharmaceutical company focused on the development of orphan products for patients with rare gastrointestinal and endocrine disorders and high unmet medical needs. Our lead clinical programs involve two proprietary therapeutic peptides to restore or replace biological function: Gattex® (planned brand name for teduglutide) and Natpara™ (planned brand name for recombinant human parathyroid hormone 1-84, which was formerly referred to as NPSP558). We also have two earlier stage calcilytic compounds with potential application in rare endocrine disorders, as well as a valuable royalty-based portfolio of marketed products and products in development.

Gattex is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. We have been developing Gattex for the treatment of adults with short bowel syndrome or SBS, a highly disabling and potentially life-threatening chronic disorder. SBS results from surgical resection, congenital defect or disease-associated loss of absorption in the bowel in which patients are subsequently unable to maintain fluid, electrolyte, and nutrient balances on a conventional diet. Despite an adaptation that occurs generally in the two years after resection, many SBS patients require the chronic use of parenteral nutrition (PN) or intravenous (IV) fluids to supplement and stabilize their nutritional and hydration needs. The direct cost of PN/IV fluids can exceed $100,000 annually per patient. In addition, PN/IV fluids are associated with shortened life span, life-threatening complications including sepsis, blood clots or liver damage, and reduced quality-of-life due to the time required for and consequences of frequent access to an intravenous pump. In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. Based on these results, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for approval to market Gattex in the United States as a treatment for adult patients with SBS in November 2011. On January 30, 2012, the FDA accepted for review the Company's NDA that the Company submitted for Gattex for the treatment of SBS. The Company subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act (PDUFA) target action date of September 30, 2012.

Natpara is our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that we are developing as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). Endogenous PTH is the body's principal regulator of serum calcium and phosphate levels. Hypoparathyroidism is associated with hypocalcemia, hyperphosphatemia, hypercalciuria (excessive urinary calcium excretion), and increased bone mineral density. It typically results from permanent injury to the parathyroid gland(s) during thyroid or parathyroid surgery or other surgical procedures in the neck, radiation to the neck region, autoimmune destruction of the parathyroid glands, or their congenital absence. Although rare, hypoparathyroidism can also result from genetic mutations. Current therapy is limited to calcium supplementation and parenteral or metabolic forms of vitamin D. These palliative therapies are sometimes suboptimal and can also contribute to long-term health risks including kidney failure. Hypoparathyroidism is one of the few hormonal deficiency syndromes with no approved replacement therapy using the native hormone. If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone. In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we intend to file for U.S. marketing approval of Natpara toward the end of 2012.

While SBS and hypoparathyroidism are relatively rare disorders, we believe these indications represent substantial commercial opportunities to us due to the significant unmet need and lack of effective therapies, as well as the serious complications and chronic nature of both disorders.

Our earlier stage pipeline includes two calcilytic compounds, NPSP790 and NPSP795, which have been evaluated in preclinical animal studies and Phase 1 human studies. Calcilytics are small molecule antagonists of the calcium receptor. Initially developed to stimulate parathyroid hormone secretion and bone formation for the treatment of osteoporosis and other bone metabolism disorders, other calcilytics have been shown to increase serum calcium and decrease urinary calcium excretion in a Phase 2 study of patients with osteoporosis. NPS believes calcilytics may have clinical application in treating rare endocrine disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia with hypercalciuria (ADHH).

We have collaborations or royalty agreements with a number of pharmaceutical companies. In 2011, we recorded $96.5 million of royalty revenue that was driven by (i) Amgen's sales of Sensipar® and Mimpara® (cinacalcet HCl), (ii) Nycomed's, (a Takeda Company since the end of September 2011), sales of Preotact®, which is our rhPTH (1-84) compound that is approved for the treatment of osteoporosis in postmenopausal women at high risk of fractures in the European Union, (iii) Kyowa Hakko Kirin's sales of REGPARA® (cinacalcet HCl) in Japan and (iv) Janssen Pharmaceutical's (Janssen) sales of Nucynta® (tapentadol) in the U.S. As described further herein, we have partially monetized our royalty rights related to Sensipar and Mimpara under our agreement with Amgen through the issuance of non-recourse debt and we have sold certain of our rights to receive royalty payments arising from sales of Preotact and REGPARA under our agreements with Nycomed and Kyowa Hakko Kirin. In 2007, we granted Nycomed the rights to develop and market teduglutide outside of North America that may provide future milestone payments and royalties and the two companies are collaborating and sharing certain external development costs for the SBS indication.

Business Model

Our business model balances rewards, risks and resources through the following three key elements:

Focus on rare disorders with few, if any, therapeutic options and limited competition. Our investment in non-clinical and clinical development is singularly focused on advancing our pipeline for rare disorders with high unmet medical needs. We believe this strategy will help us create a product portfolio that can be successfully commercialized through a focused and specialized sales team as patients with rare disorders are typically treated by physician specialists.

Utilize outsourcing partners to optimize resources and limit financial exposure. We believe that combining traditional outsourcing with collaborations that enhance our organization's internal capabilities offers an efficient and cost-effective approach. We are applying this model to all areas of our business. Rather than investing substantial resources in building and maintaining infrastructure, we have a core internal team of seasoned industry professionals and we complement this internal knowledge base through collaborations with outside contractors and consultants. We believe this approach allows us to effectively manage our resources, risk, and time-to-market for our clinical programs.

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

Proprietary Product Candidates and Royalty-Based Agreements

The table below summarizes our internal development pipeline and certain royalty-based agreements.

Product/Product Candidate	Indication	Status	Market	Rights

Proprietary Product Candidates:
Gattex® (teduglutide)	SBS	Phase 3	N. America	Proprietary
Natpara™ (recombinant human parathyroid hormone 1-84, which was formerly referred to as NPSP558)	Hypoparathyroidism	Phase 3	N. America[3]	Proprietary
Teduglutide	Crohn's disease[1]	Phase 2	N. America	Proprietary
NPSP790	Autosomal dominant hypocalcemia with hypocalciuria (ADHH)	Phase 1	Worldwide	Proprietary
NPSP795	ADHH	Phase 1	Worldwide	Proprietary
Teduglutide	Pediatric indications	Preclinical	N. America	Proprietary
Teduglutide	Chemotherapy-induced GI mucositis	Preclinical	N. America	Proprietary

Royalty-Based Agreements:
Sensipar®/Mimpara® (cinacalcet HCl)[2]	Secondary hyperparathyroidism	Market	Worldwide Ex-Asia	Amgen
Sensipar® (cinacalcet HCl)[2]	Hypercalcemia in parathyroid cancer	Market	Worldwide Ex-Asia	Amgen
REGPARA® (cinacalcet HCl)[2]	Secondary hyperparathyroidism	Market	Asia	Kyowa Hakko Kirin

Preotact® (parathyroid hormone 1-84)[2]	Osteoporosis	Market	Worldwide Ex-U.S., Ex-Israel, Ex-Japan[3]	Nycomed
NUCYNTA® (tapentadol)	Moderate to severe acute pain	Market	U.S.	Janssen
Teduglutide	SBS	Phase 3	Worldwide Ex-N. America	Nycomed
Cinacalcet HCl	Primary hyperparathyroidism	Phase 3	Worldwide Ex-Asia	Amgen
Ronacaleret (calcilytic compound)[4]	Osteoporosis/bone disorders/stem cell transplants	Phase 2	Worldwide	GlaxoSmithKline

1 2 3

This indication is outside of our core focus and would only be pursued as a specialty indication or on a partnered basis.
We currently do not receive cash payments related to our Sensipar, Mimpara, REGPARA and Preotact royalties as these payments service non-recourse debt.
If we receive U.S. approval for Natpara, Nycomed's license in Canada and Mexico reverts to us or a licensee.

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

We have reported positive results from a Phase 3 registration study of Gattex® for adult patients with short bowel syndrome (SBS) who are dependent on PN/IV fluids. We also believe teduglutide's mechanism of action offers multiple future development opportunities within intestinal rehabilitation, such as (i) pediatric SBS, (ii) complications associated with preterm births, and (iii) Crohn's disease. In line with our business model, we would only pursue Crohn's disease as a specialty indication or on a partnered basis.

SBS Market Opportunity

SBS is a highly disabling condition that can impair a patient's quality-of-life and lead to serious life-threatening complications. SBS typically arises after extensive resection of the bowel due to Crohn's disease, ischemia or other conditions. As a consequence, SBS patients often suffer from malnutrition, severe diarrhea, dehydration, fatigue, osteopenia, and weight loss due to a loss in the ability to absorb adequate amounts of nutrients and water. The goals of current treatment are to maintain fluid electrolyte, and nutrient balances through dietary management, including the use of PN/IV fluids. Although PN/IV fluids can meet basic nutrition and fluid requirements, they do not improve the body's own ability to absorb nutrients. In addition, the use of PN/IV fluids is associated with shortened life span, life-threatening complications (e.g., sepsis, blood clots or liver damage), as well as reduced quality-of-life. Patients on PN/IV fluids often experience difficulty sleeping, frequent urination, and loss of independence. Therapies are needed that can improve the structural and functional integrity of the remaining intestine to enhance the absorption of nutrients and fluids and minimize dependence on PN/IV fluids.

Scientific journal articles and our own market studies indicate there are 10,000 to 15,000 SBS patients in the U.S. who are PN- dependent, the direct cost of which can exceed $100,000 annually per patient. There is no long-term therapy approved or available to SBS patients. Currently two products - somatropin (rDNA origin) for injection (human growth hormone) and L-glutamine powder for oral solution - are approved for the treatment of SBS for up to four and 16 weeks, respectively. The goal of treatment with Gattex is to restore the structural and functional integrity of the remaining intestine and reduce PN/IV fluid dependence. We believe the SBS market is attractive because of the lack of effective drug therapies in this rare indication, the high cost of PN/IV fluids, the serious complications and morbidities associated with PN/IV fluids, and the clinical benefits and improvements in the quality-of-life that we believe patients will experience with teduglutide therapy.

We have received orphan drug designation for teduglutide from the FDA for SBS, which provides a seven-year period of exclusive marketing after approval, subject to several restrictions. The European Medicines Agency (EMA) has also designated teduglutide as an orphan medicinal product for the treatment of SBS offering a ten-year period of exclusive marketing rights.

Teduglutide for SBS

In November 2011, we submitted a New Drug Application to the FDA for Gattex for the treatment of adult SBS. Our SBS clinical development program represents the largest and most comprehensive to date. The information in our NDA submission is derived from 14 completed and one ongoing clinical study. A total of 566 subjects have been treated with teduglutide. Of the 566 subjects treated with teduglutide, 299 subjects were treated in the clinical pharmacology studies, 94 subjects in Crohn's Disease studies, and 173 subjects in the SBS efficacy and safety studies. Seventy-five SBS subjects have had more than 12 months of exposure to Gattex.

Preclinical and clinical studies have demonstrated that teduglutide promotes the repair and maintenance of cells lining the small intestine, expanding the available surface area for absorption of nutrients. In our completed Phase 3 clinical studies, teduglutide demonstrated a favorable safety profile and significant reductions in weekly PN/IV volume requirements were observed. In animal models of small bowel resections, the administration of teduglutide resulted in increased mucosal and total weight, crypt-villus height, and D-xylose absorption while restoring the adaptive capacity post-resection. Additionally, in PN-induced atrophy animal studies, the administration of teduglutide prevented PN-induced atrophy when administered prior to or with PN and restored the intestinal integrity.

In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, of Gattex in SBS. STEPS was a multi- national double-blind, placebo-controlled Phase 3 registration study designed to provide additional evidence of safety and efficacy of Gattex in reducing PN/IV fluid dependence in adult SBS patients. Twenty-nine centers in North America and Europe enrolled patients in the STEPS study. Eighty-six patients were randomized and analyzed for efficacy and safety. The trial included an initial PN/IV fluid optimization and stabilization period, after which patients were randomized 1:1 to compare daily subcutaneous dosing of 0.05 mg/kg of Gattex to placebo over a 24-week treatment period. A total of 78 patients completed the study.

The primary efficacy endpoint was the percentage of patients who achieved a 20 percent or greater reduction in weekly PN/IV fluid volume at week 20 and maintained that response at week 24, compared to baseline. The weekly actual volume of PN/IV fluid was used in the analyses. The study's secondary endpoints included reductions in PN/IV fluid volume and the direct effects of improved intestinal absorption of fluid.

The study met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. In an intent-to-treat analysis, 63 percent (27/43) of Gattex-treated patients responded versus 30 percent (13/43) of placebo-treated patients (p=0.002). Patients treated with Gattex for 24 weeks also achieved significantly greater reductions in weekly PN/IV fluid volume versus placebo beginning at week eight of the study. On average, at week 24 patients who received Gattex experienced a 4.4 liter reduction in weekly PN/IV fluid volume from a pre-treatment baseline of 12.9 liters; patients who received placebo experienced a 2.3 liter reduction from a pre-treatment baseline of 13.2 liters (p≤0.001). After completing 24 weeks of treatment, 54 percent (21 of 39) of Gattex-treated patients were able to reduce the number of infusion days per week by one or more days, compared to 23 percent (9 of 39) of those treated with placebo (p=0.005). Despite the significant PN/IV fluid volume reductions, mean body weight remained unchanged for Gattex-treated patients.

Gattex was well tolerated. Five of the eighty-six randomized patients discontinued the study due to adverse events, of which two were Gattex-treated and three were placebo-treated.

Ninety-seven percent of eligible patients who completed the STEPS study elected to roll into STEPS 2, an open-label continuation study in which all participants receive Gattex therapy for 24 months.

In October 2011, we reported in data from STEPS 2 showing that Gattex was associated with achieving and maintaining clinically meaningful reductions in PN/IV fluid volume. An interim analysis of STEPS 2 was performed for 34 subjects who had received at least 12 months of Gattex treatment. Long-term treatment with Gattex resulted in further reductions in the number of days per week that PN/IV fluid was required. Fifty-three percent of subjects (18/34) reduced their infusion days per week by one or more, 38 percent (13/34) reduced their infusion days per week by two or more, and 24 percent (8/34) reduced their infusion days per week by three or more. The mean reduction in PN/IV fluid volume was 5.2 liters per week from pre-treatment baseline. Three subjects participating in STEPS 2 were able to gain complete independence from and discontinue PN/IV fluids. Cancers were reported in three subjects enrolled in the STEPS 2 extension study. One subject, with a history of Hodgkin's disease that was previously treated with chemotherapy and radiation, had metastatic adenocarcinoma to the liver and two subjects with a history of smoking had lung neoplasms. To date, these cancers are the only ones that occurred during a Gattex study period.

Under a collaboration agreement, we are sharing external costs for STEPS and STEPS 2 with Nycomed, our ex-North American partner for teduglutide.

In October 2007, we reported results from our first Phase 3 study of Gattex in SBS. This 24-week, double-blind, randomized, placebo-controlled study was conducted at 32 centers in North America and Europe. Eighty-three patients were randomized, received study drug, and were analyzed for efficacy and safety. After a PN/IV fluid optimization and stabilization period, patients were randomized to a low dose of Gattex (0.05 mg/kg/day), a higher dose (0.10 mg/kg/day) or placebo. The clinical efficacy endpoint of the study was a reduction in PN/IV fluid of at least 20 percent comparing baseline to weeks 20 and 24, measured as a graded response to capture reductions up to 100 percent. In an intent-to-treat analysis, 46 percent of patients receiving the lower dose of Gattex (n=35) responded and achieved a significant reduction in PN/IV fluids compared to placebo (p=0.007). Twenty-five percent of patients who received the higher dose of Gattex (n=32) responded and showed a trend in the difference between the treatment group and placebo, but this did not reach statistical significance (p=0.161). Two low-dose patients gained independence from and discontinued PN/IV fluid by week 16 and a high-dose patient discontinued PN/IV fluid at the end of treatment. The study's criteria for conducting the statistical analysis of the primary endpoint required that the results for the high-dose group show statistical significance before the results of the low-dose group could be considered. Results were presented at the 2008 annual Digestive Disease Week (DDW) Congress. This study was published online in February 2011, in the peer-reviewed journal Gut (Jeppesen et al. Gut 2010.218271).

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

Twelve of the 16 patients (75 percent) who responded to low-dose Gattex during the initial 24-week phase maintained their response during the 28-week extension phase, with 10 of the 12 (83 percent) achieving further reductions in PN/IV fluid volumes during the extension phase. Six of the eight (75 percent) patients who responded to high-dose Gattex during the initial 24-week phase maintained their response during the 28-week extension phase, with two of the six (33 percent) achieving further reductions in PN/IV fluid volumes during the extension phase. The three patients who gained independence from PN/IV fluids during the first 24 weeks of therapy remained off PN/IV fluids at week 52 and one additional patient was weaned from PN/IV fluids during the 28-week extension phase. Six out of six patients (100 percent) who had previously received placebo in the initial 24-week phase and were randomized to low-dose and two out of seven (29 percent) patients who had previously received placebo in the Phase 3 study and were randomized to high-dose Gattex therapy achieved a 20 percent or greater reduction in PN/IV fluids after 28 weeks of therapy in the extension study. To assess the crypt-villus architecture, investigators reviewed endoscopic biopsies obtained at weeks zero and 24 of small intestine (placebo (n=9), low-dose (n=17), and high-dose (n=20) or large intestine (placebo (n=9), low-dose (n=20), and high-dose (n=22). The data indicate that Gattex induced the expansion of the mucosal epithelium of adult patients with SBS. Importantly, the DNA, RNA, and protein composition of the Gattex remodeled mucosa did not differ from placebo. The data and results from the Phase 3-extension study were presented at the 2008 American College of Gastroenterology Annual Scientific Meeting.

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

Analysis and a final report of a two-year rat carcinogenicity study for teduglutide have been completed and was included as part of our filing for regulatory approval. All of the findings were considered to be either sporadic (not of statistical or biological significance), benign, or expected due to the pharmacological properties of the test material. Non-neoplastic changes were observed at all doses tested. No teduglutide-related malignant tumors were observed following treatment with teduglutide. A two-year mouse carcinogenicity study for teduglutide is ongoing and has received a Special Protocol Assessment from the FDA's Center for Drug Evaluation and Research (CDER) Carcinogenicity Assessment Committee (CAC). Based on previous interactions with the FDA, the company expects to submit the results from the mouse study as a post-approval commitment.

Teduglutide for Other Indications

Given the mechanism of action of teduglutide in promoting gastrointestinal rehabilitation, we believe it may have potential in treating other intestinal failure-related conditions, like PN/IV fluid-dependent pediatric SBS, and pediatric feeding intolerance.

Teduglutide may facilitate reducing or even eliminating PN/IV dependence of pediatric patients with SBS. Pediatric SBS is often a result of the surgery needed to treat necrotizing enterocolitis (NEC). NEC is a gastrointestinal or GI disease that primarily affects premature infants. NEC involves infection and inflammation that causes destruction of the bowel or intestine or part of the bowel. The etiology of NEC is unknown, but NEC has become a more common clinical problem as improvements in neonatal intensive care allow the survival of increasing numbers of premature and low-birth-weight infants. The incidence of NEC has been estimated at 0.7 to 3.0 per 1,000 live births, and approximately one-third of these infants with NEC are expected to undergo intestinal surgery, including resection, frequently resulting in SBS and dependence on PN/IV fluids.

Pediatric feeding intolerance is a morbidity associated with preterm infants, especially in the very low birth weight segment (less than 1500 grams). The condition is due to an immature gut and may require PN/IV fluids to prevent severe malnutrition. Teduglutide may accelerate intestinal maturation in infants with PN-dependent feeding intolerance and thus allow a decrease in PN-dependence or an earlier independence from PN/IV fluids in these infants.

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

Natpara™ (recombinant human parathyroid hormone 1-84 [rDNA origin] injection)

Natpara, formerly referred to as NPSP558, is our proprietary recombinant, full-length (1-84), human parathyroid hormone (PTH 1-84) that we are developing in the U.S. as a potential treatment for hypoparathyroidism.

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

Hypocalcemia is the characteristic clinical feature of hypoparathyroidism. The duration, severity, and rate of development of hypocalcemia determine the nature of the symptoms associated with the condition. Hypocalcemia can present dramatically as tetany, seizures, altered mental status, refractory congestive heart failure or stridor. Generally, neuromuscular symptoms are the most prominent and include muscle cramping; twitching; numbness and paresthesias of the mouth and/or extremities; laryngeal chord or bronchial spasms; and seizures. Other complications include damage to soft tissues, including the kidneys, the brain, and the lenses of the eye due to calcification from the abnormal calcium-phosphate levels associated with hypoparathyroidism and exacerbated by existing therapies.

Hypoparathyroidism Market Opportunity

Epidemiological data on hypoparathyroidism are limited given the rarity of hypoparathyroidism, as well as the variability in the severity of the symptoms associated with this disorder. Based on third-party preliminary market research, we believe the U.S. prevalence of hypoparathyroidism is at least 80,000 patients, with cases ranging from mild to severe. A population-based study conducted by investigators at the Mayo Clinic found that hypoparathyroidism affects approximately 100,000 Americans with a substantial burden of co-morbid conditions and medical costs triple those of the general population. The most common cause of hypoparathyroidism is injury to or removal of the parathyroid glands during neck surgery. The definition of permanent post-surgical hypoparathyroidism is generally accepted to be insufficient parathyroid hormone to maintain normal calcium levels six months after surgery. Hypoparathyroidism can also be associated with autoimmune or other disorders or it can be idiopathic in nature.

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

Because Natpara is identical in structure to the 84-amino acid single-chain polypeptide human parathyroid hormone and mimics the action of natural parathyroid hormone, we believe it has the ideal mechanism of action to fulfill the unmet need of this chronic condition and offer a more physiological treatment outcome than is possible with existing treatments.

In 2007, the FDA granted orphan drug status for Natpara for the treatment of hypoparathyroidism.

Natpara for Hypoparathyroidism

We expect to submit our U.S. marketing application for Natpara for the treatment of hypoparathyroidism toward the end of 2012.

In November 2011, we announced positive top-line results from REPLACE, a randomized, double-blind, dose-escalating, placebo-controlled Phase 3 registration study that investigated the use of Natpara for the treatment of adults with hypoparathyroidism at more than 30 sites in North America and Europe.

In an intent-to-treat analysis, 53 percent (48/90) of Natpara-treated patients achieved the primary endpoint versus 2 percent (1/44) of placebo-treated patients (p<0.0001). The primary efficacy endpoint of REPLACE was to demonstrate by Week 24 at least a 50 percent reduction from baseline of oral calcium supplementation and active vitamin D metabolite/analog therapy and a total serum calcium concentration that was normalized or maintained compared to baseline (≥7.5 mg/dL). At week 24, 43 percent (36/84) of patients treated with Natpara were able to achieve independence from active vitamin D therapy and a calcium supplementation dose of 500 mg/day or less, as compared to five percent (2/37) for patients treated with placebo (p<0.0001).

The REPLACE study showed that Natpara was well-tolerated. Thirteen of the 134 randomized subjects discontinued the study early, of which seven were placebo-treated and six were Natpara-treated. Overall, the incidence of adverse events and serious adverse event were similar among both groups.

REPLACE consisted of an average 10-week screening and stabilization period followed by a 24-week treatment period marked by randomization (2:1) to 50µg once daily Natpara or placebo. Following randomization, subjects underwent staged reductions in calcium and vitamin D supplementation, while maintaining stabilized serum calcium. If needed, step-wise up-titration of study drug (Natpara or placebo) to a dose of 75 µg and then if necessary to 100 µg over a six to eight week period was performed. Subjects continued on their final dose through week 24. A follow-up period without study drug lasted from week 24 to week 28.

Further analyses of the REPLACE study are ongoing and we expect to present additional data at upcoming medical meetings.

New data from two investigator-initiated studies of rhPTH 1-84 were presented in 2011 that supported the potential of Natpara as a treatment for hypoparathyroidism. In the first study, which is evaluating bone properties in hypoparathyroidism, investigators from Columbia University reported that 18 patients with hypoparathyroidism maintained serum calcium while reducing calcium and vitamin D supplements and urinary calcium secretion after 48 months of treatment with rhPTH (1-84). In the second study, investigators from Aarhus University Hospital, Denmark, reported data from a 24-week, 62-patient study that evaluated daily subcutaneous 100 mcg rhPTH (1-84) versus placebo. Overall, during the 24 weeks of therapy patients on replacement therapy with rhPTH (1-84) reduced their daily dose of calcium and active vitamin D by 75 percent and 73 percent, respectively.

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

Based on these data, we believe Natpara has the potential to be the first hormone replacement therapy for chronic hypoparathyroidism.

We have completed an eight-week randomized, dose-blinded study, known as RELAY, which investigated the safety and efficacy of Natpara at fixed doses of 25 mcg and 50 mcg for the treatment of hypoparathyroidism. The primary endpoint of RELAY is to demonstrate oral calcium supplementation of 500 mg or less per day, a reduction in active vitamin D metabolite/analog therapy of 0.25 mcg or less per day, and serum calcium concentrations of between 7.5 mg/dL and the upper limit of normal. The results from RELAY showed that Natpara was well-tolerated and that a 25 mcg dose may be appropriate for a small subset of hypoparathyroidism patients.

We are advancing a 12-month, open-label study, known as RACE, which is investigating the long-term safety and tolerability of NPSP558.

NPSP790 and NPSP795

In August 2011, we entered into a new agreement with GlaxoSmithKline (GSK), that terminated and replaced a prior collaborative research and license agreement from 1993 focused on the discovery and development of small molecule antagonists of the calcium receptor that increase secretion of parathyroid hormone (calcilytics).

As part of the agreement, GSK assigned to us the investigational new drug filings for two calcilytic compounds, NPSP790 and NPSP795. Both compounds have been evaluated in preclinical animal studies and Phase 1 human studies. We believe calcilytics may have clinical application in treating rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia with hypercalciuria (ADHH).

ADHH is a rare endocrine disorder caused by a gain-of-function mutation in the calcium-sensing receptor gene. The enhanced calcium sensitivity of the receptor to extracellular calcium results in decreased parathyroid secretion, which leads to chronically low blood levels of calcium or hypocalcemia, and in the kidneys, there is a high urinary calcium excretion (hypercalciuria) despite hypocalcemia. Calcium plays a central role in the activity of many physiological systems, including the health and function of the skeletal, muscular, nervous, urinary, and cardiovascular systems. Raising the patient's serum calcium concentrations with supplementation of calcium and active metabolites of vitamin D does not treat the underlying physiological defect and can worsen hypercalciuria. Chronic hypercalciuria carries the risks of nephrocalcinosis, nephrolithiasis, and renal impairment. There is currently no approved treatment for ADHH.

Calcilytics are small molecule antagonists of the calcium receptor. Initially developed to stimulate parathyroid hormone secretion and bone formation for the treatment of osteoporosis and other bone metabolism disorders, they have been shown to increase serum calcium and decrease urinary calcium excretion in a Phase 2 study of patients with osteoporosis. Calcilytics could be a novel treatment for disorders involving increased calcium receptor activity.

Royalty-Based Products and Product Candidates

We complement our proprietary clinical programs with collaborative research, development or commercial agreements with Amgen, Janssen, GlaxoSmithKline, Kyowa Hakko Kirin, and Nycomed. Generally, these agreements provide for payments to us for the achievement of specified milestones, and royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant the particular company a license to the technology that is the subject of the collaboration or to intellectual property that we own or control. We believe that collaborating with pharmaceutical and biotechnology companies with relevant expertise in areas that are outside of our proprietary therapeutic or geographic focus will accelerate the development and commercialization of our products. Additional information about these arrangements is set forth in Note 2, Collaborative and License Agreements, in "Notes to Consolidated Financial Statements" in Part II of this annual report on Form 10-K, which information is incorporated into this item by reference.

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

Payments from Amgen for Cinacalcet HC1

Cumulatively through December 31, 2011, Amgen has paid us $40.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $5.0 million if it achieves other development and regulatory milestones. In addition to these milestones, we earn royalties on Amgen's sales of cinacalcet HCl in its licensed territories.

We have partially monetized our royalty revenue and future milestone payments from Amgen through the issuance of non-recourse debt that is both serviced and secured by our Sensipar and Mimpara royalty revenue and future milestone payments. In December 2004, we completed a private placement of $175.0 million in Secured 8.0% Notes due March 30, 2017, or Class A Notes, and in August 2007, we completed a private placement of $100.0 million in Secured 15.5% Class B Notes due 2017, or Class B Notes. The Class A Notes and Class B Notes were non-recourse to us and were secured by our royalty and milestone payment rights under our agreement with Amgen. The Class A Notes and the Class B Notes were paid in full on March 30, 2011 and September 30, 2011, respectively.

In August 2011, we amended our agreement with Amgen that became effective after the retirement of the Class B Notes. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to us (which we refer to as the Sensipar Notes). After the repayment of the royalty advance and a 9 percent per annum discount factor on the balance of the advance, Amgen will resume paying royalties to us. The repayment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of default, the Company will have no obligation to repay any unsettled amount. We received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with the transaction. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter, which is satisfied solely by the withholding of royalties by Amgen. Under our agreements for the Sensipar Notes, we would potentially be liable for our breaches or defaults, if any.

Payments from Kyowa Hakko Kirin for Cinacalcet HC1

Cumulatively through December 31, 2011, Kyowa Hakko Kirin has paid us $25.0 million in license fees, research and development support payments and milestone payments, which include a $2.0 million milestone payment we received in October 2007 after the approval of cinacalcet HCl in Japan. Under the terms of our agreement, Kyowa Hakko Kirin is required to pay royalties on any sales of cinacalcet HCl in its territories.

On February 26, 2010, we sold our royalty rights from sales of REGPARA® (brand name for cinacalcet HCl in Japan) to an affiliate of DRI Capital, Inc. or DRI for $38.4 million. Royalties will revert to us once DRI receives cumulative royalties of $96 million or 2.5 times the amount paid to us. Under the agreement, DRI is entitled to receive royalty payments related to net sales of REGPARA occurring on or after July 1, 2009. NPS has received approximately $3.5 million in cumulative royalty revenue on net sales of REGPARA prior to July 1, 2009. In connection with this agreement, we granted DRI a security interest in our license agreement with Kyowa Hakko Kirin and certain of our patents related to REGPARA and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against us and the property described above.

Nycomed (Preotact® (parathyroid hormone 1-84 [rDNA origin] injection))

In April 2004, we signed a distribution and license agreement with Nycomed (the "2004 Agreement"), in which we granted Nycomed the exclusive right to develop and market Preotact in Europe. Preotact is the brand name that Nycomed uses to market parathyroid hormone 1-84 [rDNA origin] injection. Nycomed also made an equity investment in our business of $40.0 million through the purchase of 1.3 million shares of our common stock in a private placement, which closed in July 2004. The 2004 Agreement required Nycomed to pay us up to €22.0 million in milestone payments upon the receipt of specified regulatory approvals and the achievement of certain sales targets, to purchase drug product and devices from us, and to pay us royalties on product sales. In July 2007, we entered into a new license agreement with Nycomed ("2007 Agreement"), as described below, which superseded the 2004 Agreement.

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

The 2007 Agreement requires Nycomed to make milestone payments similar to those in the 2004 Agreement upon the receipt of certain approvals in Europe and the achievement of certain sales targets for Preotact. Nycomed is also required to pay us a royalty on a quarterly basis based upon sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Nycomed is also responsible to maintain our patents in its territories under the 2007 Agreement. If Nycomed reasonably determines that it has no prospects for making a reasonable profit under the 2007 Agreement, and it is unable to agree to terms on a renegotiated agreement with us within eight weeks, Nycomed may terminate the agreement by providing us with six months prior written notice; provided, however, that, upon any such termination the ownership of all rights to Preotact technology, products, regulatory filings and know-how will revert to us. Cumulatively through December 31, 2011, we have received €7.1 million in milestone payments from Nycomed under the 2004 and 2007 Agreements.

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

Nycomed (Teduglutide, ex-North American Development)

In September 2007, we signed a license agreement with Nycomed in which we granted Nycomed the right to develop and commercialize teduglutide outside of North America. We received $35.0 million in up-front fees shortly after executing the agreement and an additional $5.0 million milestone in 2011. Under the terms of the agreement, we have the potential to earn an additional $175.0 million in development and sales milestone payments. Additionally, the agreement provides for royalties on sales in the licensed territories and provides an option for development cost sharing equally for indications that we elect to pursue jointly. Pursuant to a previously existing licensing agreement with a third party, we paid $6.6 million and $2.4 million to the licensor in 2007 and in 2011, respectively, and will be required to make future payments based on future Gattex royalties and milestones earned.

Under the terms of the license agreement with Nycomed, we were responsible for completing the first Phase 3 Gattex clinical trial in SBS. Nycomed is responsible for conducting Phase 4 studies in its licensed territory at its expense. We also may work with Nycomed to jointly develop, commercialize and investigate further indications for Gattex in the licensed territories; we would share joint development costs equally for such work. We agreed to advance the STEPS and STEPS 2 studies on a collaborative basis and share certain external development costs for the SBS indication with Nycomed. Nycomed may terminate on 180-day written notice prior to the first commercial sale under the agreement. Following the first commercial sale, Nycomed must provide 365-day written notice in order to terminate. After we have received such a termination notice, we may terminate the agreement at any time prior to the expiration of Nycomed's requisite notice period.

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

In August 2011, we formed a new agreement with GSK that replaced the 1993 agreement and expanded the licensed field of research for ronacaleret, which was discovered under the 1993 agreement and studied as a treatment for osteoporosis in post-menopausal women. The new agreement allows GSK to pursue stem cell transplants, in addition to osteoporosis and other bone disorders. GSK will be responsible for all development, manufacturing and commercialization of ronacaleret. We are entitled to development milestones and royalties on any future sales of ronacaleret. GSK will no longer have rights to other calcilytic compounds discovered or developed under the 1993 agreement.

Other Royalty Agreements

Janssen Pharmaceuticals, Inc.

In December 2006, we entered into an agreement with Janssen Pharmaceuticals, Inc. (Janssen) pertaining to certain of our patents. Under this agreement, Janssen is required to pay us royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which we have patents whose claims cover such sales. We also received an up-front licensing fee. Janssen pays us its royalty on a quarterly basis. We are responsible for patent prosecution and maintenance of the related patents. In November 2008, the U.S. Food and Drug Administration approved tapentadol immediate-release tablets for the relief of moderate to severe acute pain in adults 18 years of age or older. In August 2011, the FDA approved Nucynta ER (tapentadol extended-release) tablets for the management of moderate-to-severe chronic pain in adults. Tapentadol is a centrally acting oral analgesic.

Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, we entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. ("Roche"), under which we granted Roche a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use for sale or sell products covered by patents relating to the modulation of NMDA receptor activity using glycine uptake antagonists. In return, Roche paid us an upfront licensing fee of $2.0 million in 2008 and agreed to pay us for the achievement of certain regulatory milestones. Further, Roche agreed to pay a royalty on any future sales of licensed products on a quarterly basis.

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

The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of a marketing authorization application (an NDA for new drugs or a BLA for new biologics). FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. If the NDA or BLA contains all pertinent information and data, the FDA will "file" the application and begin review. The FDA may "refuse to file" the NDA or BLA if it does not contain all pertinent information and data or if in the wrong format. In that case, the applicant may resubmit the NDA or BLA when it contains the missing information and data in the correct format. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Applications for priority drug products are intended to be reviewed within six months and applications for non-priority drug products are intended to be reviewed within 10 months. The review process, however, may be substantially extended by FDA requests for additional information, preclinical or clinical studies and or clarification regarding information already provided in the submission, submission of a risk evaluation and mitigation strategy or proposed labeling. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved.

The FDA may withhold approval if the applicable regulatory criteria are not satisfied or may require additional testing or data. Even if such data are submitted, the FDA may ultimately decide that the application data do not satisfy the risk-to-benefit criteria for approval. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor approved products even after they have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

We have been issued approximately 203 patents in the U.S. Six issued U.S. patents cover technology related to parathyroid hormone. These patents have expiration dates (not including any patent term extensions) ranging from 2013 to 2018. Seven issued U.S. patents cover technology related to calcilytic compounds. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2019. Sixteen issued U.S. patents cover calcimimetics (including cinacalcet HCl) and calcium receptor technology. These patents have expiration dates (including 449 days of patent term extension for U.S. Patent No. 6,011,068) ranging from 2013 to 2018. Twenty-five issued U.S. patents cover technology related to Gattex and GLP-2, certain of which are licensed from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2026. Our intellectual property portfolio also includes patents in countries outside the U.S., which also cover the technology referenced above.

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

We have been granted orphan drug status for Natpara for the treatment of hypoparathyroidism. Presently, there is no approved treatment for hypoparathyroidism. It is currently managed with large doses of oral calcium and active vitamin D supplementation to raise the calcium levels in the body and reduce the severity of symptoms. Over time, calcium may build up in the body and result in serious health risks, including calcifications in the kidneys, heart or brain. Severe hypocalcemia can be life threatening and is treated with intravenous calcium. Natpara is a bioengineered replica of human parathyroid hormone that we believe has the potential to be the first hormone replacement therapy for hypoparathyroidism and that we believe will meet the unmet need of this chronic condition.

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

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our clinical trials and potential future commercial supply chain. We have established substantially all of our commercial supply chain for Gattex and Natpara. We have agreements in place for the production of bulk supplies of the active pharmaceutical ingredients in Gattex and Natpara for our clinical and future commercial requirements. In addition, we have manufacturing agreements in place for the production of our fill and finish clinical and commercial supplies of both Gattex and Natpara. We have also established agreements with other third parties to perform additional steps in the manufacturing process, including packaging, testing and storage of our product candidates.

If we secure regulatory approval for Natpara in hypoparathyroidism, we will need to develop an injection device to successfully commercialize this product. We have developed a prototype of this device and we have a manufacturing agreement in place. We are planning to file for market authorization as a drug-device combination, combining our proprietary product Natpara with a specific delivery system.

We believe that our existing supplies of drug product, our contract manufacturing relationships, and potential contract manufacturers, who we are in discussions with, will be sufficient to accommodate our clinical trials and our commercial supply chain for Gattex and Natpara.

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

Employees

As of February 8, 2012, we had approximately 86 employees. None of our employees is covered by a collective bargaining agreement and we believe that our relationship with our employees is good.

Trademarks

"NPS", "NPS Pharmaceuticals", "Gattex", "Natpara", and "PREOS" are our trademarks. In addition, "Preotact" is our registered trademark in the E.U. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, 2011, we had an accumulated deficit of approximately $990.5 million. To date, our revenue has been primarily from royalty payments from Amgen on sales of Sensipar and Mimpara (cinacalcet HCl), royalty payments from Nycomed on sales of Preotact, royalty payments from Kyowa Hakko Kirin on sales of REGPARA, milestone revenue from our collaborative agreements with Nycomed and others, product sales to Nycomed and royalty payments on sales of Nucynta by Janssen. In July 2007, we entered into an agreement with Nycomed whereby they assumed sole responsibility for manufacturing Preotact. As described further herein, we have non-recourse debt that is secured by our royalty rights related to sales of Sensipar and Mimpara under our agreement with Amgen. In addition, we have sold to DRI and an affiliate of DRI our rights to receive royalty payments under our agreements with Nycomed and Kyowa Hakko Kirin for Preotact and REGPARA, respectively. The right to royalties on Amgen's Sensipar and Mimpara sales will only be returned to us if those royalties are sufficient to repay our non-recourse Sensipar Notes on a timely basis. The right to royalties on Nycomed's Preotact sales and Kyowa Hakko Kirin's REGPARA sales will only be returned to us if the amount of royalties received by the purchasers exceed two and a half times the amount paid to us.

We are entirely dependent on Amgen, Nycomed and Kyowa Hakko Kirin for sales of Sensipar and Mimpara, Preotact and REGPARA, respectively, and we cannot assure that they will pay royalties in amounts sufficient to cause the royalty rights to be returned to us. Other than the royalty payments we receive from Janssen, we are not currently receiving any cash inflows, including from royalty payments or product sales, and it is possible that we will never have sufficient product sales revenue to achieve profitability. We expect to continue to incur losses for at least the next several years as we and our collaborators and licensees pursue clinical trials and research and development efforts. To become profitable, we, alone or with our collaborators and licensees, must successfully develop, manufacture and market our current product candidates and continue to identify, develop, manufacture and market new product candidates. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates to achieve profitability.

Pursuant to the Company's license agreement with Amgen, so long as a patent infringement proceeding by a third party against Amgen continues for the manufacture, use or sale of a compound under the agreement in any country, Amgen may reserve up to 50% of the royalties otherwise payable by Amgen with respect to the affected compound in the country in question until the proceedings are concluded. If the third party's patent is finally determined to be uninfringed, unenforceable or invalid, Amgen is required to promptly pay the reserved royalties to the Company. If the third party's patent is held to be valid and infringed or if Amgen enters into a settlement of such infringement claim, then Amgen may deduct any damages or settlement amount with respect to such claim from the reserved royalties prior to payment of any remaining amount. In the event any damages and/or settlement amounts exceed the amount of reserved royalties, Amgen could withhold such excess from its future royalty obligations in that country. If Amgen reserves or reduces the royalties paid on Sensipar sales as a result of a third party claim, our ability to repay the non-recourse Sensipar Notes on a timely basis could be adversely affected. In addition, if any such claim is successful or if Amgen settles the claim, the right to receive future royalty payments on the sales of Sensipar may never be returned to us.

We may require additional funds.

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures.

Our current and anticipated operations require substantial capital. We expect that our existing cash, cash equivalents, and short-term investments will sufficiently fund our current and planned operations through at least 2012. However, our future capital needs will depend on many factors, including the extent to which we enter into collaboration agreements with respect to any of our proprietary product candidates, receive royalty and milestone payments from our collaborators and make progress in our development and commercialization activities. Our capital requirements will also depend on the magnitude and scope of these activities, our ability to maintain existing and establish new collaborations, the terms of those collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, our ability to effectively out-source our clinical development, regulatory, data management, research, quality control and assurance, and other activities, the success of our contract manufacturers in producing clinical and commercial supplies of our product candidates and drug delivery devices on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

In addition, the capital and credit markets have been experiencing extreme volatility and disruption has led to uncertainty and liquidity issues for both borrowers and investors. In the future, we may not be able to obtain capital market financing on favorable terms, or at all, which could have a material adverse effect on our business and results of operations.

If we do not receive regulatory approval to market our product candidates in a timely manner, or at all, or if we obtain regulatory approval to market those product candidates but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

We are developing Gattex and Natpara as a potential treatment for SBS and hypoparathyroidism, respectively.

In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, for Gattex. Based in part on those results, in November 2011, we submitted a New Drug Application (NDA) to the U.S. FDA seeking marketing approval of Gattex for the treatment of adult short bowel syndrome (SBS). On January 30, 2012, the FDA accepted for review the NDA that we submitted for Gattex for the treatment of SBS in the United States. We subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act (PDUFA) target action date of September 30, 2012.

In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, as the first hormone replacement therapy for hypoparathyroidism. Based on the REPLACE results, we intend to file for U.S. marketing approval of Natpara toward the end of 2012.

For more information on the development of these product candidates, see "Item 1 - Business - Proprietary Product Candidates."

While we presently believe that we have the financial resources to fund the continued development of these product candidates in the U.S., the FDA's regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA's satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.

We may experience delays in the FDA's review process of our recently submitted NDA filing for Gattex and may experience delays if we submit an NDA filing for Natpara. As part of PDUFA, the FDA has a goal to review and act on submissions in a given time frame. Accordingly, the FDA assigned our Gattex NDA a PDUFA goal date of September 30, 2012 as the date by which the FDA intends to complete its review and issue a determination. The FDA is not bound by, and has in the past missed, its PDUFA goals, and it is unknown whether the review of our NDA filing for Gattex, any future NDA filing for Natpara, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed.

Even if our product candidates receive regulatory approval from the FDA, any approvals that we obtain could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

The FDA has substantial discretion in the approval process and may either refuse to consider our applications with respect to Natpara for substantive review or may form the opinion after review of our data for Gattex or Natpara that our applications are insufficient to allow approval of these or our other product candidates. Even if we believe that data collected from our preclinical studies and clinical trials of our product candidates are promising, our data may not be sufficient to support marketing approval by the FDA, or regulatory interpretation of these data and procedures may be unfavorable. If the FDA does not consider or approve an application that we submit, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

Obtaining approval of a NDA by the FDA or a comparable foreign regulatory authority is inherently uncertain. Even after completing clinical trials and other studies, our product candidates could fail to receive regulatory approval for many reasons, including the following:

  we may not be able to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any indication;
  the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or other studies;
  the results of our clinical trials or other studies may not demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;
  the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from clinical trials or other studies;
  the data collected from clinical trials and other studies of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical and other study data insufficient for approval; and
  the FDA or comparable foreign regulatory authorities may not approve the proposed manufacturing processes and facilities for a product candidate.

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

We depend exclusively on third parties, including a number of sole suppliers, for the manufacture, supply, testing, and storage of our product candidates and drug delivery devices; if these third parties fail to supply us with sufficient quantities of products and devices on a timely basis, or if the products and devices they provide do not meet our specifications, our clinical trials and product introductions may be delayed or suspended

We do not have the internal manufacturing capabilities to produce the supplies of Gattex and Natpara that are needed to support clinical trials or the commercial launch of these products, if they are approved. We also do not have internal manufacturing capabilities to produce supplies of the injection devices used to administer Gattex and Natpara. We are dependent on third parties for the manufacture, supply, testing, and storage of our product candidates and injection devices. If we are unable to contract for a sufficient supply of our product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process we may not have sufficient product or injection devices to conduct or complete our clinical trials or to support the commercial launch of our product candidates, if approved.

We depend on a number of contract manufacturers to supply key components of Gattex and Natpara. For a description of our agreements with these manufacturers, see "Item 1. - Business - Manufacturing." Although we anticipate that our contract manufacturers will be able to produce the raw materials and finished products that we require, the process for manufacturing biological products is complex and no assurances can be provided that our manufacturers will be able to produce the required quantities in a timely manner or at all.

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

In addition, if we receive regulatory approval for Natpara for hypoparathyroidism, in order to successfully commercialize our product, we will need to develop an injection device for this indication. There is no guarantee that we will be able to develop an injection device and find a supplier to adequately supply our potential commercial needs.

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

Further, even if the results of our preclinical studies or clinical trials are initially positive, it is possible that we will obtain different results in the later stages of drug development or that results seen in clinical trials will not continue with longer-term treatment. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase 1 or Phase 2 clinical trials may not be repeated in larger Phase 2 or Phase 3 clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development. The clinical trials of any of our drug candidates, including Gattex and Natpara, could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price.

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

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as Gattex for the treatment of short bowel syndrome and Natpara for hypoparathyroidism.

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

On July 15, 2008, the Medicare Improvements for Patients and Providers Act of 2008 became law with a number of Medicare and Medicaid reforms to establish a bundled Medicare payment rate that includes services and drug/labs that are currently separately billed. A rule by the Centers for Medicare and Medicaid Services requires the inclusion of certain oral drugs such as Sensipar® (cinacalcet HCl) as part of the end stage renal disease Program of Medicare bundled payment beginning in 2014. Bundling initiatives that have been implemented in other healthcare settings have occasionally resulted in lower utilization of services that had not previously been a part of the bundled payment. We cannot speculate on the sales impact to Sensipar based on the new rule.

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

The patent positions of pharmaceutical and biotechnology firms are uncertain and involve complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents. If it allows broad claims, the number and cost of patent interference proceedings in the U.S. and the risk of infringement litigation may increase. If it allows narrow claims, the risk of infringement may decrease, but the value of our rights under our patents, licenses and patent applications may also decrease. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the patent is issued. Consequently, we cannot know whether our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide us with significant proprietary protection or will be circumvented, invalidated, or found to be unenforceable. Patent applications in the U.S. used to be maintained in secrecy until the patents were issued, and publication of discoveries in scientific or patent literature often lags behind discoveries. Patent applications filed in the U.S. after November 2000 generally will be published 18 months after the filing date unless the applicant certifies that the invention will not be the subject of a foreign patent application. We cannot assure you that, even if published, we will be aware of all such literature. Accordingly, we cannot be certain that the named inventors of our products and processes were the first to invent that product or process or that we were the first to pursue patent coverage for our inventions.

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

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the "PREOS", "Gattex" and "Natpara" trademarks with the U.S. Patent and Trademark Office. A third party may assert a claim that one of those marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA could force us to select a new name for our product candidates, which could cause us to incur additional expense or delay the introduction of a product candidate to market.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that our collaborators or we may be required to license in order to research, develop or commercialize at least some of our product candidates, including Gattex, Natpara and PREOS. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

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

Anti-takeover provisions in our Certificate of Incorporation, Bylaws and under Delaware law may discourage or prevent a change of control.

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

Royalty revenues received from Amgen on sales of cinacalcet HCl may not be sufficient to cover the interest and principal payments on our Sensipar Notes; we would have to either voluntarily make such payments out of available cash resources or risk forfeiture of certain royalty rights under the Amgen agreement.

Our outstanding Sensipar Notes are non-recourse to us and are secured by our royalty and milestone payment rights under our agreement with Amgen. Until the Sensipar Notes are repaid, all royalties earned from Amgen will go to the payment of interest and principal on the notes. If the royalties earned from Amgen are insufficient to cover the interest and other payments due under the notes, we would have to forfeit our rights to future royalties and other rights under the Amgen agreement, unless we make the payments due out of our available cash resources. If we make the payments, our cash resources would be significantly reduced and we may not have sufficient cash resources to fund our programs and operations.

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

The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair values of our Sensipar Notes are affected by changes in the interest rates and by historical and future rates of royalty revenues from cinacalcet HCl sales. The fair value of our DRI debt is affected by changes in the interest rates and by historical and future rates of royalty revenues from Preotact and REGPARA sales.

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

We lease approximately 75,000 square feet of administrative space in Bedminster, New Jersey. The Bedminster lease will expire in August 2016.

ITEM 3.	Legal Proceedings.

Information with respect to this item is set forth in Note 15, Legal Proceedings, in "Notes to Consolidated Financial Statements" in Part II of this annual report on Form 10-K, which information is incorporated into this item by reference.

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 8, 2012. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are re-elected each year for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Francois Nader, MD, MBA
President and Chief Executive Officer
Age: 55

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

Luke M. Beshar, CPA
Executive Vice President and Chief Financial Officer
Age: 53

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

Sandra C. Cottrell, PhD

Vice President, Regulatory Affairs & Drug Safety

Age: 63

Sandra Cottrell, MA, PhD joined NPS in April 2009. Prior to joining NPS, she had served as hemostasis franchise and therapeutic area head in regulatory affairs at Novo Nordisk Inc. Previously she served as vice president at B&H Consulting Services, Inc.; and as global vice president of regulatory affairs for INO Therapeutics LLC; and has over 25 years' experience within Johnson & Johnson's pharmaceutical sector working within risk management, regulatory affairs, global project management, medical affairs, and medicinal chemistry research. With over 30 years' experience working in the pharmaceutical industry across multiple therapeutic areas, she has an in-depth knowledge of the drug development process. Dr. Cottrell is an adjunct professor at Temple University, as well as being a lecturer for Medicademy in Denmark. She received her Bachelor and Master degrees in Chemistry and Doctorate degree in Pharmaceutics with an emphasis on Regulatory Affairs from Temple University.

Roger J. Garceau, MD, FAAP
Sr. Vice President and Chief Medical Officer
Age: 58

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

Eric Pauwels
Sr. Vice President and Chief Commercial Officer

Age: 50

Eric Pauwels joined NPS in September 2011 as senior vice president and chief commercial officer. Mr. Pauwels has more than 25 years of healthcare experience in biopharmaceuticals and medical devices. Most recently, Mr. Pauwels was senior vice president and chief marketing officer at Accuray Incorporated, a premier radiation oncology company. From 2005 to 2010, Mr. Pauwels served as chief commercial officer of Shire Human Genetic Therapies (Shire HGT), where he led all commercial functions and launched four orphan drugs. From 2000 to 2005, Mr. Pauwels held the position of vice president of global strategic marketing at Bayer Healthcare Pharmaceuticals. Previously, Mr. Pauwels held positions of increasing responsibility in the United States, China, France, and Belgium for Fournier Pharma and Johnson & Johnson. Mr. Pauwels also brings more than 15 years of alliance-management experience to NPS, having managed collaborations with companies such as Abbott, Centocor, Dianippon-Sumitomo, Genzyme, GlaxoSmithKline, Organon, and Takeda. Mr. Pauwels earned his Bachelor of Science degree from California State Polytechnic University in Pomona, California.

Joseph J. Rogus, PE

Vice President, Technical Operations and Supply Chain Management

Age: 65

Joseph Rogus joined NPS in April 2007. With over 35 years of pharmaceutical industry experience, Mr. Rogus has a wealth of knowledge of pharmaceutical and technology development through commercialization and marketed product support in the global environment. From 2006 to 2007, Mr. Rogus served as vice president of pharmaceutical development at Chugai Pharma USA. From 2004 to 2005, Mr. Rogus served as senior vice president of technical operations at Advancis Pharmaceutical Corporation. Before his tenure at Advancis, Mr. Rogus spent over 30 years with Schering-Plough Research Institute where he served in a number of key leadership roles, most recently as vice president of pharmaceutical product optimization and clinical supplies management. Mr. Rogus obtained his Bachelor of Science in Chemical Engineering from Newark College of Engineering and his Master of Science in Chemical Engineering from the New Jersey Institute of Technology and is a licensed professional engineer.

Edward H. Stratemeier, JD, MBA
Sr. Vice President and General Counsel

Age: 63

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II
ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol "NPSP." The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
2010
First Quarter	$5.08	$3.12
Second Quarter	7.39	5.08
Third Quarter	7.29	5.82
Fourth Quarter	8.06	5.84

2011
First Quarter	$10.01	$7.16
Second Quarter	10.45	8.84
Third Quarter	10.18	6.11
Fourth Quarter	7.76	4.97

Holders

As of February 8, 2012, there were approximately 153 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated into this section by reference.

ITEM 6. Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2011. This data is derived from, and qualified by reference to, our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2011	2010	2009	2008	2007
(in thousands, except per share amounts)
Revenues:
Royalties	$96,502	$86,181	$79,339	$70,217	$49,626
Product sales	99	551	66	4,544	20,310
Milestones and license fees	5,044	2,682	4,742	27,518	16,312
Total revenues	101,645	89,414	84,147	102,279	86,248

Operating expenses:
Cost of royalties	500	-	500	5,831	4,659
Cost of goods sold	-	6	-	1,350	6,180
Cost of license fees	2,543	69	481	5,665	1,547
Research and development	73,831	60,814	35,339	18,965	36,195
General and administrative	24,226	18,951	20,101	22,563	29,526
Restructuring charges (credits)	-	-	26	(272)	13,386
Total operating expenses	101,100	79,840	56,447	54,102	91,493

Other operating gains:
Gain on sale of assets held for sale	-	-	-	-	(1,826)
Gain on sale of fixed assets	-	-	-	(186)	(6,384)
Gain on sale of assets (1)	-	-	-	-	(30,000)
Total other operating gains	-	-	-	(186)	(38,210)
Operating income	545	9,574	27,700	48,363	32,965

Other income (expense):
Interest income	321	418	1,708	4,778	9,518
Interest expense	(37,736)	(45,128)	(52,627)	(65,373)	(41,397)
Loss on impairment of marketable
investment securities	-	-	(2,206)	(20,898)	(4,162)
Gain (loss) on sale of marketable
investment securities	-	3,751	1,326	(52)	49
Gain on sale of subsidiary	-	-	4,875	-	-
Other	621	1,035	(382)	1,277	(475)
Total other expense, net	(36,794)	(39,924)	(47,306)	(80,268)	(36,467)
Loss before income tax expense (benefit)	(36,249)	(30,350)	(19,606)	(31,905)	(3,502)
Income tax expense (benefit)	18	1,091	(1,744)	(179)	780
Net loss	$(36,267)	$(31,441)	$(17,862)	$(31,726)	$(4,282)

Basic and diluted net loss per share (2)	$(0.45)	$(0.54)	$(0.37)	$(0.67)	$(0.09)

Basic and diluted weighted
average shares outstanding (2) (3)	81,279	58,607	48,271	47,699	46,804

_______________
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
(3)

During 2011, we sold 12,650,000 shares of our common stock at a price of $9.00 per share in an underwritten public offering and we issued 6,149,727 shares pursuant to certain holders of the 5.75% Convertible Notes converting portions of the outstanding notes at a conversion price of $5.44 per share.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2011	2010	2009	2008	2007
(in thousands)

Cash, cash equivalents, and current
marketable investment securities	$162,233	$133,771	$74,928	$97,380	$133,331
Working capital	156,025	133,750	71,280	96,607	102,921
Total assets	213,980	228,905	159,592	203,606	231,853
Long-term portion of lease financing,
convertible notes payable, non-recourse
debt and other long-term liabilities	216,493	302,035	308,419	336,803	341,345
Accumulated deficit	(990,450)	(954,183)	(922,742)	(904,880)	(873,154)
Stockholders' deficit	(46,116)	(155,275)	(222,799)	(215,086)	(191,656)

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development of orphan products for patients with rare gastrointestinal and endocrine disorders and high unmet medical needs. Our lead clinical programs involve two proprietary therapeutic peptides to restore or replace biological function: Gattex® (planned brand name for teduglutide) and Natpara™ (planned brand name for recombinant human parathyroid hormone 1-84, which was formerly referred to as NPSP558). We also have two earlier stage calcilytic compounds with potential application in rare endocrine disorders, as well as a valuable royalty-based portfolio of marketed products and products in development.

Gattex (teduglutide) is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. In November 2011, we submitted a New Drug Application (NDA) to the U.S. FDA seeking marketing approval of Gattex for the treatment of adult short bowel syndrome (SBS). On January 30, 2012, the FDA accepted for review our NDA that we submitted for Gattex for the treatment of SBS in the United States. We subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act (PDUFA) target action date of September 30, 2012.

Natpara is our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphorus in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone. In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we intend to file for U.S. marketing approval of Natpara toward the end of 2012.

While SBS and hypoparathyoridism are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications involved with and the chronic nature of these diseases.

We have incurred cumulative losses from inception through December 31, 2011 of approximately $990.5 million. We expect to continue to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects. Activities that will increase our future operating losses include current and future clinical trials with Gattex and Natpara; activities to obtain FDA approval to market Gattex and Natpara in the U.S.; and manufacturing and commercial-readiness costs for Gattex and Natpara in the U.S.

During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $32.8 million, $24.4 million and $15.5 million, respectively, in the research and development of teduglutide, including costs associated with the manufacture of clinical supplies of teduglutide. We have incurred expenses of approximately $210.2 million since we assumed development obligations of this product candidate upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $27.4 million, $25.4 million and $11.3 million, respectively, in the research and development of Natpara, including costs associated with the manufacture of clinical and commercial supplies of Natpara. We have incurred expenses of approximately $416.2 million since we assumed development obligations for Natpara, upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects. See "Item 1 - Business - Proprietary Product Candidates." Our ability to complete our research and development efforts and commercialize our product candidates is subject to various risks and uncertainties. See "Item 1A - Risk Factors."

Although we are pursuing Natpara only for hypoparathyroidism at this time, previous development efforts focused on developing this compound for osteoporosis using the brand name PREOS®. The expenditures described as part of our results of operations and financial condition through 2007 relate primarily to expense incurred for the osteoporosis indication. After refocusing our proprietary clinical development on rare gastrointestinal and endocrine disorders of high unmet medical need, we have determined that we would pursue the development for PREOS for osteoporosis only on a partnered basis.

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009

Revenues:
Royalties	$96,502	$86,181	$79,339
Product sales	99	551	66
Milestones and license fees	5,044	2,682	4,742
Total Revenues	$101,645	$89,414	$84,147

Operating expenses:
Cost of royalties	$500	$-	$500
Cost of goods sold	$-	$6	$-
Cost of license fees	$2,543	$69	$481
Research and development	$73,831	$60,814	$35,339
% of revenues	73%	68%	42%
General and administrative	$24,226	$18,951	$20,101
% of revenues	24%	21%	24%
Restructuring charges	$-	$-	$26

Years ended December 31, 2011 and 2010

Revenues. Substantially all our revenues relate to license fees, milestone payments, product sales and royalty payments from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $101.6 million in 2011 compared to $89.4 million in 2010. We recognized revenue under our research and license agreements as follows (amounts in thousands):

	2011	2010
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$77,554	$69,833
Preotact (parathyroid hormone (PTH 1-84))	9,116	9,467
Regpara (cinacalcet HCl)	7,645	5,643
Nucynta (tapentadol)	2,185	1,237
Other	2	1
Total royalties	96,502	86,181

Product sales:
Preotact	-	452
Teduglutide	99	99
Total product sales	99	551

Milestones and license fees:
Sensipar	-	2,000
Teduglutide	5,000	-
Other	44	682
Total milestones and license fees	5,044	2,682

Total revenues	$101,645	$89,414

For the years ended December 31, 2011 and 2010, our revenues related to our agreement with Amgen for Sensipar and Mimpara were comprised of $77.6 million and $69.8 million in royalty revenue, respectively. The increase in royalty revenue earned from Amgen is due to the sales growth of Sensipar and Mimpara (cinacalcet HC1). Effective September 30, 2011, Amgen will withhold the royalties on sales of Sensipar and Mimpara and credit them to the Sensipar Notes issued in September 2011, until the Sensipar Notes are repaid; therefore, we will not receive any such royalty payments. The $2.0 million milestone revenue earned from Amgen during the year ended December 31, 2010 was for their initiation of a Phase 3 study of Sensipar in primary hyperparathyroidism in March 2010.

For the years ended December 31, 2011 and 2010, our revenues related to our agreement with Nycomed for Preotact were comprised of $9.1 million and $9.5 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to a decrease in demand, changes in foreign exchange that negatively impacted royalties and reductions in the reimbursement rates of Preotact in certain European countries. In April 2006, the European Medicines Agency or EMA approved Preotact for the treatment of postmenopausal women with osteoporosis at high risk for fractures. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (previously Drug Royalty L.P.3), therefore, all royalty payments due since the second half of 2007 were paid to DRI. Under our agreement with Nycomed for Preotact, Nycomed assumed the responsibility for manufacturing Preotact in the first quarter of 2008. Therefore, we will no longer recognize product sale revenue in the future under this arrangement.

For the years ended December 31, 2011 and 2010, our revenues related to our agreement with Nycomed for teduglutide were $5.0 million and $0, respectively. The $5.0 million milestone revenue earned during 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS). In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize teduglutide in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $5.0 million milestone payment.

For the years ended December 31, 2011 and 2010, we recognized $7.6 million and $5.6 million, respectively, in royalty revenue under our agreement with Kyowa Hakko Kirin for sales of REGPARA, which was launched in the first quarter of 2008. The increase is primarily due to increased demand of REGPARA. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

For the years ended December 31, 2011 and 2010, we recognized royalty revenue of $2.2 million and $1.2 million respectively, from Janssen for sales of Nucynta, which was launched in the second quarter of 2009. The increase in royalty revenue earned from Nucynta was primarily due to increased demand for Nucynta.

See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Cost of Royalties. We recorded cost of royalties of $500,000 and $0, respectively, during the years ended December 31, 2011 and 2010. Our cost of royalties consists of royalties owed under our agreement with a third party based on achieving a threshold for cumulative sales of Preotact during 2011.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party upon the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $2.5 million and $69,000 during the years ended December 31, 2011 and 2010, respectively.

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the year ended December 31, 2011, our research and development expenses increased to $73.8 million from $60.8 million for the year ended December 31, 2010. The increase in research and development expenses primarily related to a $8.0 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and a $3.7 million increase in personnel and related costs primarily due to the advancement of our registration programs for Gattex and Natpara.

General and Administrative. Our general and administrative expenses consist primarily of professional fees, the costs of our management and administrative staff and administrative expenses. Our general and administrative expenses increased to $24.2 million for the year ended December 31, 2011 from $19.0 million in 2010. The increase in general and administrative expenses primarily related to a $2.0 million increase in personnel and related costs and a $1.4 million increase in market research.

Interest Income. Interest income decreased to $321,000 for the year ended December 31, 2011 from $418,000 from the comparative period in 2010, primarily due to lower interest rates on our investments.

Interest Expense. Our interest expense decreased to $37.7 million for the year ended December 31, 2011 from $45.1 million for the comparable period in 2010. Our long-term royalty forecasts for Sensipar and Mimpara, Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payment of $46.2 million on March 30, 2011 on the Class A Notes ($4.8 million), (ii) the final principal payment of $150.3 million on September 30, 2011 for the Class B Notes ($4.8 million), (iii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes ($1.5 million) and a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($1.1 million). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the advance of our Sensipar royalty rights in September 2011 ($3.0 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA and the favorable impact of foreign exchange associated with the non-recourse debt ($1.8 million).

Gain on Sale of Marketable Investment Securities. We recorded a gain on sale of marketable investment securities of $0 and $3.8 million for the years ended December 31, 2011 and 2010, respectively, related primarily to the sale of certain auction rate securities, or ARS during 2010.

Income Taxes. We reported an income tax expense of $18,000 and $1.1 million in 2011 and 2010, respectively. The $1.1 million income tax expense in 2010, primarily related to the Canadian province of Quebec.

As of December 31, 2011, we had United States federal and New Jersey state income tax net operating loss carryforwards of approximately $537.6 million and $420.3 million, respectively, federal and New Jersey capital loss carryforwards of approximately $18.0 million and $210.8 million, respectively, and a United States federal research credit carryforwards of approximately $46.4 million. Our ability to utilize the United States operating loss, capital loss carryforwards and credit carryforwards against future taxable income may be subject to annual limitations in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986. The Company completed a Section 382 study through December 31, 2010. The study concluded that the Company experienced an ownership change in 2008. As a result of the ownership change the Company will not utilize a portion of its pre-change United States net operating loss and all of its pre-change United States research credits and capital losses. Losses and credits that are recognized after the change are not affected by the 2008 ownership change but may be affected by future ownership changes.

Years ended December 31, 2010 and 2009

Revenues. Our revenues were $89.4 million in 2010 compared to $84.1 million in 2009. We recognized revenue under our research and license agreements as follows (amounts in thousands):

	2010	2009
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$69,833	$64,566
Preotact (parathyroid hormone (PTH 1-84))	9,467	10,541
Regpara (cinacalcet HCl)	5,643	3,753
Nucynta (tapentadol)	1,237	477
Other	1	2
Total royalties	86,181	79,339

Product sales:
Preotact	452	35
Teduglutide	99	31
Total product sales	551	66

Milestones and license fees:
Sensipar	2,000	-
Teduglutide	-	2,494
Preotact	-	2,203
Other	682	45
Total milestones and license fees	2,682	4,742

Total revenues	$89,414	$84,147

The increase in royalty revenue earned from Amgen is due to the sales growth of Sensipar and Mimpara. Effective September 30, 2011, Amgen will withhold the royalties on sales of Sensipar and Mimpara and credit them to the Sensipar Notes issued in September 2011, until the Sensipar Notes are repaid; therefore, we will not receive any such royalty payments.

For the years ended December 31, 2010 and 2009, our revenues related to our agreement with Nycomed for Preotact were comprised of $9.5 million and $10.5 million in royalty revenue, respectively and $0 and $2.2 million in milestone revenue, respectively. The decrease in royalty revenue was primarily due to reductions in the reimbursement rates of Preotact in certain European countries. The milestone earned in 2009 related to Preotact achieving a certain cumulative sales threshold during the year. In April 2006, the European Medicines Agency or EMA approved Preotact for the treatment of postmenopausal women with osteoporosis at high risk for fractures. In July 2007, we sold our right to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (previously Drug Royalty L.P.3), therefore, all royalty payments since the second half of 2007 were paid to DRI.

For the years ended December 31, 2010 and 2009, our revenues related to our agreement with Nycomed for teduglutide were $0 and $2.5 million, respectively. In September 2007, we entered into an agreement with Nycomed for the rights to develop and commercialize teduglutide in territories outside of North America for gastrointestinal disorders. In connection with this agreement, we received a $35.0 million up-front license fee. Due to our continued involvement under the agreement we deferred recognition of this payment and recognized revenue over the estimated performance period, including $0 and $2.5 million for the years ended December 31, 2010 and 2009, respectively. The performance period ended on May 4, 2009 and therefore, the up-front license fee has been fully recognized as revenue as of June 30, 2009.

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

For the years ended December 31, 2010 and 2009, we recognized royalty revenue of $1.2 million and $477,000 respectively, from Janssen for sales of Nucynta, which was launched in the second quarter of 2009.

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

Research and Development. Our research and development expenses are primarily comprised of the fees paid and costs reimbursed to outside professionals to conduct research, preclinical and clinical trials, and to manufacture drug compounds and related supplies prior to FDA approval, as well as personnel-related costs for our employees who are dedicated to development activities. For the year ended December 31, 2010, our research and development expenses increased to $60.8 million from $35.3 million for the year ended December 31, 2009. The increase in research and development expenses primarily related to a $23.1 million increase in outside services principally due to higher levels of activity in our ongoing clinical studies and the production of validation and commercial-scale batches and a $2.5 million increase in personnel and related costs primarily due to the advancement of our registration programs for Gattex and Natpara.

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

Gain on Sale of Marketable Investment Securities. We recorded a gain on sale of marketable investment securities of $3.8 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, related primarily to the sale of certain auction rate securities, or ARS.

Loss on Impairment of Marketable Investment Securities. We recorded impairment charges of $0 and $2.2 million for the year ended December 31, 2010 and 2009, respectively, related to other-than-temporary declines in fair value of our ARS.

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

Income Taxes. We reported an income tax expense of $1.1 million and a tax benefit of $1.7 million in 2010 and 2009, respectively. Both related primarily to the Canadian province of Quebec as well as the federal alternative minimum taxable loss carryback claim pursuant to a tax law which passed in November 2009.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2011	December 31, 2010

Cash, cash equivalents,
and marketable investment securities	$162,233	$133,771
Total assets	213,980	228,905
Current debt	19,267	55,843
Non-current debt	208,630	294,256
Stockholders' deficit	$(46,116)	$(155,275)

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. We expect that our existing capital resources including interest earned thereon, will be sufficient to fund our current and planned operations through at least January 1, 2013. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Gattex and Natpara. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of secured debt, convertible debt and lease financing. Through December 31, 2011, we have recognized $624.8 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $774.5 million from the sale of equity securities for cash and $738.6 million from the sale of secured debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $162.2 million at December 31, 2011. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

In September 2011, we redeemed and subsequently retired the remaining outstanding Class B Notes at par for $133.5 million, which excluded $22.6 million of restricted cash and cash equivalents that were used to satisfy the current quarter's interest and principal obligations for the Class B Notes.

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

In January 2011 and April 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. We issued 529,282 and 5,620,445 shares pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. We have $16.5 million of the 5.75% Convertible Notes outstanding as of December 31, 2011.

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

The following table summarizes our cash flow activity for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Net cash used in operating activities	$(56,658)	$(17,732)	$(1,427)
Net cash (used in) provided by investing activities	(28,119)	(729)	5,242
Net cash provided by (used in) financing activities	$90,003	$77,370	$(36,414)

Net cash used in operating activities was $56.7 million, $17.7 million and $1.4 million in 2011, 2010 and 2009, respectively. The net cash used was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. Substantially all of our royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations.

Net cash used in investing activities was $28.1 million and $729,000 in 2011 and 2010, respectively, and net cash provided by investing activities was $5.2 million in 2009. Net cash used in investing activities during 2011 and 2010 was primarily the result of investing excess cash not currently required to fund operations. Net cash provided by investing activities during 2009 was primarily the result of selling a majority interest in our subsidiary Allelix. Additionally, capital expenditures for 2011, 2010 and 2009 were $3.4 million, $862,000 and $248,000, respectively.

Net cash provided by financing activities was $90.0 million in 2011 and $77.4 million during 2011 and 2010, respectively, compared to cash used in financing activities of $36.4 million in 2009. Cash provided by financing activities during 2011 primarily consisted of the $145.0 million received from Amgen for the issuance of the non-recourse Sensipar Notes, $106.8 million received from the public sale of common shares in April 2011 and approximately $1.3 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes totaling $213.8 million. Cash provided by financing activities during 2010 primarily consisted of $44.4 million and $53.2 million received from the public sale of common shares in September 2010 and April 2010, respectively, and $38.4 million received from the sale of REGPARA royalty rights to DRI Capital. These were offset by principal payments of $50.7 million on our Class A Notes, DRI REGPARA Notes and capital lease obligation during 2010 and an increase in our restricted cash balance of $9.0 million related to making principal and cash sweep premium payments on our Class A Notes net of increases from cash received for royalties earned. Cash used in financing activities in 2009 primarily relates to principal payments of $35.3 million on our Class A Notes and a $4.8 million increase in our restricted cash balances related to our Class A Notes. Additionally, we received cash from the sale of common stock to Azimuth of $3.5 million during the year ended December 31, 2009. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $1.1 million, $1.2 million, and $314,000 of cash during 2011, 2010 and 2009, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options and the availability of stock under the employee stock purchase plan.

We could receive future milestone payments from all our agreements of up to $211.0 million in the aggregate if each of our current licensees accomplishes the specified research and/or development milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements. However, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Further, each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

The following represents our contractual obligations as of December 31, 2011 (in millions):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$8.6	$1.7	$3.7	$3.2	$-
Purchase commitments (1)	39.8	36.3	3.4	0.1	-
Convertible notes payable	16.5	-	16.5	-	-
Interest on convertible notes payable	2.3	0.7	1.5	-	-
Non-recourse debt (2)	211.4	79.0	62.2	20.4	49.9
Interest on non-recourse debt (2)	88.1	22.4	29.3	18.7	17.6
Royalty payment obligation	7.6	1.0	2.0	2.0	2.6

_______________
(1)

Purchase obligations primarily represent commitments for services ($22.2 million), external Contract Research Organizations (CROs) ($5.0 million) and manufacturing agreements ($12.6 million). Commitments for services primarily represent agreements with external service providers, under which we will continue to incur expenses relating to clinical trials of Gattex and Natpara and other clinical candidates. These agreements are cancellable on notice of up to six months.

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
  share based payments;
  effective interest computation;
  valuation of marketable investment securities and;
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

For purposes of estimating the fair value of stock options granted during 2011 using the Black-Scholes model, we have made an estimate regarding our stock price volatility. We consider the historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected term of the option in effect at the time of grant. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected term is estimated considering historical option information.

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

Effective Interest Computation. In July 2007, we entered into an agreement with DRI Capital, or DRI, in which we sold to DRI our right to receive future royalty payments arising from sales of Preotact under our licensing agreement with Nycomed. We received an up-front purchase price of $50.0 million in 2007. If and when DRI receives two and a half times the payment we received, the agreement will terminate and the remainder of the royalties, if any, will revert back to us. We have determined that we should classify the up-front purchase price as debt and amortize this using the effective interest rate method over the estimated period to recover two and a half times the initial principal advanced. We estimate future net sales of Preotact by Nycomed and then calculate the effective interest rate on the DRI debt. Changes to the future Preotact net sales forecast may have a material impact on interest expense. Management evaluates its future Preotact net sales estimates on a quarterly basis and adjusts the effective interest rate when information indicates that the estimate is materially above or below the prior estimate.

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

Interest Rate Risk. Our interest rate risk exposure results from our investment portfolio, our convertible notes, and our non-recourse notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings. Our 5.75% Convertible Notes due 2014 and our 9% Sensipar Notes, each have a fixed interest rate. As of December 31, 2011, our Convertible Notes and Sensipar Notes had $16.5 million and $126.8 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the December 31, 2011 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, NPS Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission . We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 15, 2012 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 15, 2012

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands, except share data)

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$82,401	$77,170
Marketable investment securities	79,832	56,601
Restricted cash and cash equivalents	-	50,784
Accounts receivable	29,532	26,721
Prepaid expenses	6,174	4,115
Other current assets	1,689	504
Total current assets	199,628	215,895

Property and Equipment, net	4,346	1,142
Goodwill	9,429	9,429
Debt issuance costs, net of accumulated amortization
of $477 and $8,926, respectively	577	2,143
Other assets	-	296
Total assets	$213,980	$228,905

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$5,337	$3,582
Accrued expenses and other current liabilities	6,047	4,753
Accrued research and development expenses	6,860	4,935
Accrued interest expense	6,092	13,032
Current portion of non-recourse debt	19,267	55,843
Total current liabilities	43,603	82,145
Non-recourse debt, less current portion	192,085	244,256
Convertible notes payable	16,545	50,000
Other liabilities	7,863	7,779
Total liabilities	260,096	384,180

Commitments and contingencies (notes 7, 8, 14, 15 and 16)

Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 and 105,000,000 shares;
issued and outstanding 86,081,167 shares and 66,986,940 shares, respectively	86	67
Additional paid-in capital	944,344	798,840
Accumulated other comprehensive income	(96)	1
Accumulated deficit	(990,450)	(954,183)
Total stockholders' deficit	(46,116)	(155,275)
Total liabilities and stockholders' deficit	$213,980	$228,905

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2011, 2019, and 2009
(In thousands, except per share data)

	2011	2010	2009

Revenues:
Royalties	$96,502	$86,181	$79,339
Product sales	99	551	66
Milestones and license fees	5,044	2,682	4,742
Total revenues	101,645	89,414	84,147

Operating expenses:
Cost of royalties	500	-	500
Cost of goods sold	-	6	-
Cost of license fees	2,543	69	481
Research and development	73,831	60,814	35,339
General and administrative	24,226	18,951	20,101
Restructuring charges	-	-	26
Total operating expenses	101,100	79,840	56,447

Operating income	545	9,574	27,700
Other income (expense):
Interest income, net	321	418	1,708
Interest expense	(37,736)	(45,128)	(52,627)
Loss on impairment of marketable investment securities	-	-	(2,206)
Gain on sale of marketable investment securities, net	-	3,751	1,326
Gain on sale of subsidiary	-	-	4,875
Foreign currency transaction gain (loss)	318	448	(246)
Other	303	587	(136)
Total other expense, net	(36,794)	(39,924)	(47,306)

Loss before income tax expense (benefit)	(36,249)	(30,350)	(19,606)
Income tax expense (benefit)	18	1,091	(1,744)
Net loss	$(36,267)	$(31,441)	$(17,862)

Basic and diluted net loss per common and potential
common share	$(0.45)	$(0.54)	$(0.37)

Weighted average common and potential common
shares outstanding—basic and diluted	81,279	58,607	48,271

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss
Years ended December 31, 2011, 2010 and 2009
(In thousands, except share data)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Loss) Income	Deficit	Deficit
Balances, December 31, 2008	-	$-	47,467,164	$47	$689,947		$(200)	$(904,880)	$(215,086)
Stock options exercised	-	-	80,006	-	314		-	-	314
Shares issued for services rendered	-	-	38,199	-	118		-	-	118
Compensation expense on
share-based awards	-	-	-	-	3,150		-	-	3,150
Proceeds from sale of shares	-	-	842,511	1	3,473		-	-	3,474
Gross unrealized gain on
marketable investment securities						$2,746
Reclassification for realized gain
on marketable investment securities						(370)
Net unrealized gain on marketable
investment securities	-	-	-	-	-	2,376	2,376	-	2,376
Foreign currency translation gain	-	-	-	-	-	42	42	-	42
Foreign currency translation loss
recognized on sale of subsidiary	-	-	-	-	-	675	675		675
Net loss	-	-	-	-	-	(17,862)	-	(17,862)	(17,862)
Comprehensive loss	-	-	-	-	-	$(14,769)	-	-	-

Balances, December 31, 2009	-	-	48,427,880	48	697,002		2,893	(922,742)	(222,799)

Stock options exercised	-	-	251,319	-	1,106		-	-	1,106
Shares issued for services rendered	-	-	30,881	-	112				112
Compensation expense on
share-based awards	-	-	-	-	2,984		-	-	2,984
Net proceeds from sale of shares	-	-	18,276,860	19	97,636		-	-	97,655
Gross unrealized loss on
marketable investment securities						$(31)
Reclassification for realized gain
on marketable investment securities						(2,846)
Net unrealized gain on marketable
investment securities	-	-	-	-	-	(2,877)	(2,877)	-	(2,877)
Foreign currency translation loss	-	-	-	-	-	(15)	(15)	-	(15)
Net loss	-	-	-	-	-	(31,441)	-	(31,441)	(31,441)
Comprehensive loss	-	-	-	-	-	$(34,333)	-	-	-

Balances, December 31, 2010	-	$-	66,986,940	$67	$798,840		$1	$(954,183)	$(155,275)

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss-(Continued)
Years ended December 31, 2011, 2010 and 2009
(In thousands, except share data)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	(Loss) Income	Deficit	Deficit
Balances, December 31, 2010	-	$-	66,986,940	$67	$798,840		$1	$(954,183)	$(155,275)
Stock options exercised	-	-	257,435	-	1,130		-	-	1,130
Compensation expense on
share-based awards	-	-	-	-	4,100		-	-	4,100
Net proceeds from sale of shares	-	-	12,687,065	13	107,020		-	-	107,033
Conversion of 5.75% convertible notes			6,149,727	6	33,254				33,260
Gross unrealized loss on
marketable investment securities						$(102)
Net unrealized gain on marketable
investment securities		-		-	-	(102)	(102)	-	(102)
Foreign currency translation gain		-		-	-	5	5	-	5
Net loss		-		-	-	(36,267)	-	(36,267)	(36,267)
Comprehensive loss	-	-	-	-	-	$(36,364)	-	-	-

Balances, December 31, 2011	-	$-	86,081,167	$86	$944,344		$(96)	$(990,450)	$(46,116)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009
 (In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(36,267)	$(31,441)	$(17,862)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	462	137	154
Accretion of premium on marketable investment securities	1,379	856	203
Gain on sale of subsidiary	-	-	(4,875)
Non-cash interest expense	18,115	38,811	31,215
Non-cash reduction in interest accrual/change
in royalty receivable	(57,467)	(15,208)	(10,538)
Realized gain on marketable investment securities	-	(3,751)	(1,326)
Loss on extinguishment of debt	646	-	-
Recognized loss on impairment of marketable
investment securities	-	-	2,206
Compensation expense on share based awards	4,100	3,096	3,268
Decrease (increase) in operating assets:
Accounts receivable	18,663	(2,266)	2,500
Prepaid expenses, other current assets and other assets	(2,948)	617	14,584
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,425)	1,863	(17,641)
Deferred revenue	-	-	(2,494)
Other liabilities	84	(10,446)	(821)
Net cash used in operating activities	(56,658)	(17,732)	(1,427)
Cash flows from investing activities:
Sales of marketable investment securities	240	9,621	4,082
Maturities of marketable investment securities	86,428	109,708	63,395
Purchases of marketable investment securities	(111,380)	(119,196)	(67,537)
Acquisitions of property and equipment	(3,407)	(862)	(248)
Proceeds from sale of subsidiary	-	-	5,550
Net cash (used in) provided by investing activities	(28,119)	(729)	5,242
Cash flows from financing activities:
Proceeds from issuance of non-recourse debt	145,000	38,400	-
Principal payments on debt and capital lease obligation	(213,848)	(50,662)	(35,397)
Payment of debt issuance costs	(96)	(166)	-
Net proceeds from the sale of common stock and exercise
of stock options	108,163	98,761	3,788
Decrease (increase) in restricted cash and cash equivalents	50,784	(8,963)	(4,805)
Net cash provided by (used in) financing activities	90,003	77,370	(36,414)
Effect of exchange rate changes on cash	5	(15)	41
Net increase (decrease) in cash and cash equivalents	5,231	58,894	(32,558)
Cash and cash equivalents at beginning of year	77,170	18,276	50,834
Cash and cash equivalents at end of year	$82,401	$77,170	$18,276

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2011, 2010, and 2009

(1) Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries (NPS), collectively referred to as the Company or NPS. NPS is a clinical-stage biopharmaceutical company focused on the development of new treatment options for patients with rare gastrointestinal and endocrine disorders and high unmet medical needs. The Company's lead clinical programs involve two proprietary therapeutic proteins to restore or replace biological function: Gattex and Natpara.

Gattex® (planned brand name for teduglutide) is a novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. The Company has been developing Gattex for the treatment of adults with short bowel syndrome or SBS. SBS is a highly disabling condition that results from surgical resection, congenital defect or disease-associated loss of absorption and the subsequent inability to maintain fluid, electrolyte, and nutrient balances on a conventional diet. In January 2011, the Company reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24.

Natpara™ (planned brand name for recombinant human parathyroid hormone 1-84, which was formerly referred to as NPSP558) is currently being developed by the Company as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). In November 2011, the Company reported positive top-line results from its Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we intend to file for U.S. marketing approval of Natpara toward the end of 2012.

In addition to the Company's proprietary clinical portfolio, it has a number of royalty-based clinical and commercial stage programs.

In 2007, the Company restructured operations and implemented a new business strategy to focus resources on developing Gattex and Natpara for specialty indications with high unmet medical needs. In connection with the implementation of its new plan, during 2007 the Company suspended or monetized programs within its product portfolio that were no longer deemed strategic and discontinued investment in discovery and early stage research. Since inception, the Company's principal activities have been performing research and development, raising capital and establishing research and license agreements. All monetary amounts are reported in U.S. dollars unless specified otherwise.

Liquidity

The Company has a history of losses and has been incurring negative cash flow from operations, and has expended, and expects to continue to expend substantial funds to implement its planned product development efforts and commercialization programs. The Company believes its existing capital resources at December 31, 2011 should be sufficient to fund its current and planned operations through at least January 1, 2013. The Company will need to raise additional funds to support its long-term research, product development, and commercialization programs. However, there is no assurance that, if required, the Company will be able to raise additional capital or reduce spending, including modifying or terminating current clinical trials or commercialization programs, to provide the required liquidity.

Subsequent Events

The Company has evaluated all events and transactions since December 31, 2011. The Company did not have any material recognized or non-recognized subsequent events.

Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a) Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2011 and 2010 are carried at cost and consist of commercial paper, money market funds, debt securities and other highly liquid instruments of approximately $80.4 million and $74.2 million, respectively. At December 31, 2011 and 2010, the book value of cash equivalents approximates fair value.

Total restricted cash and cash equivalent balances at December 31, 2011 and 2010 were $0 and $50.8 million, respectively. The restricted amount at December 31, 2010 consists of amounts for estimated redemption premiums, interest and principal on the Class A and B Notes (see note 8), and is classified as current.

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

(c) Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed, for license fees, milestone payments and royalty income earned, and for product sales, and do not bear interest. The Company determines an allowance for doubtful accounts based on assessed customers' ability to pay, historical write-off experience, and economic trends. Such allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record any bad debt expense for the years ended December 31, 2011 2010 and 2009. At December 31, 2011 and 2010 the allowance for bad debts was zero.

(d) Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property and equipment is calculated on the straight-line method over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

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

The Company earns revenue from license fees, milestone payments, royalty payments and product sales. The Company defers and recognizes revenue from up-front nonrefundable license fees on a straight-line basis, unless another pattern is apparent, over the period wherein the Company has continuing involvement in the research and development project. The Company recognizes revenue from up-front nonrefundable license fees upon receipt when there is no continuing involvement in the research and development project. The Company recognizes revenue from its milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the fair value of achieving the milestone. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when sales results are reliably measurable and collectability is reasonably assured. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and the Company has no further performance obligations. All revenues from product sales are recorded net of the applicable provision for returns in the same period the related sales are recorded.

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

(j) Share-Based Compensation

The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation" (ASC 718). Compensation cost is recorded based on the grant date fair value estimated using the Black-Scholes option-pricing for awards which vest based on a service or performance condition or the Monte Carlo simulation model for awards with market conditions. The Company recognizes compensation cost for awards on a straight-line basis over the requisite service period for the entire award.

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

(m) Accounting for Impairment of Long-Lived Assets

As described in (e), goodwill is tested for impairment at least annually. The Company reviews all other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount, or fair value, less costs to sell.

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

(o) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 consists of accumulated net unrealized losses on marketable investment securities of $133,000 and $31,000, respectively, and foreign currency translation gains of $37,000 and $32,000, respectively.

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

Costs incurred in connection with the issuance of the Sensipar Notes and under the agreements with DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact and REGPARA under its license agreements with Nycomed and Kyowa Hakko Kirin, respectively, are amortized using the effective-interest method over the same period and in the same manner as the related debt. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Operations.

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The Company has the potential to earn a $5.0 million milestone payment upon the FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through December 31, 2011, Amgen has paid the Company $21.0 million in milestone payments, of which $0, $2.0 million and $0 were recognized during 2011, 2010, or 2009, respectively. The Company recognized royalties from product sales of $77.6 million, $69.8 million and $64.6 million in 2011, 2010 and 2009, respectively, under the contract.

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

(b) GlaxoSmithKline

In 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. GSK also acquired an equity investment in the Company in 1993. Under the terms of the agreement, the Company may receive milestone payments and royalties from any product sales under the license and a share of the profits from co-promoted products. To date, GSK has paid the Company $12.0 million in milestone payments, of which none were recognized during 2011, 2010 or 2009. The Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2006, the Company entered into an amendment to the agreement with GSK that permits GSK to develop additional compounds. In consideration for this amendment, the Company received a $3.0 million fee during 2006. The Company recognized no revenue in 2011, 2010 or 2009.

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

In August 2011, the Company formed a new agreement with GSK. Under the agreement, GSK assigned to NPS the investigational new drug filings for two Phase 1 calcilytic compounds, NPSP790 and NPSP795. The Company believes calcilytics may have clinical application in treating rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia with hypercalciuria (ADHH). The new agreement also expands GSK's licensed field of research for Ronacaleret to include stem cell transplants, in addition to osteoporosis and other bone disorders. Under the terms of the agreement, the Company has the potential to earn up to $11.5 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales. The Company has the potential to earn the next product development milestone of $1.0 million upon the decision by GSK to continue development in the first indication following the proof of concept trial. The remaining product development milestones vary by additional indications and pertain to successful proof of concept studies, acceptance of regulatory filings, and the first commercial sale of each indication. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin, formerly Kirin Pharma, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin is responsible for all costs of developing and commercializing products. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Hakko Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Through December 31, 2011, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments none of which were recognized during 2011, 2010 or 2009. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue in 2011, 2010 and 2009, respectively, and royalty revenue of $7.6 million in 2011, $5.6 million in 2010 and $3.8 million in 2009.

The Company receives a royalty from Kyowa Hakko Kirin that represents a percentage in the single digits of sales. The agreement with Kyowa Hakko Kirin is effective until expiration of the last patent. Kyowa Hakko Kirin has a right to terminate upon 90 days written notice to the Company, and either party may terminate upon material default by the other party subject to a right to cure such default. Certain agreements between the Company and DRI Capital Inc., or DRI (formerly Drug Royalty L.P.3) limit the Company's right to terminate this license (see note 8).

(d) Nycomed

Teduglutide

In September 2007 the Company entered into a license agreement with Nycomed Danmark ApS, a Takeda Company since September 2011 (Nycomed) in which the Company granted Nycomed the right to develop and commercialize teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. Teduglutide, (planned brand name Gattex®) is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. The Company has been developing teduglutide for the treatment of adults with short bowel syndrome (SBS). The Company also believes teduglutide's mechanism of action offers multiple future development opportunities within intestinal rehabilitation, such as (i) pediatric SBS, (ii) complications associated with preterm births, and (iii) Crohn's disease.

The Company received $35.0 million in up-front fees under the agreement during 2007. Nycomed paid the Company $10.0 million upon signing the license agreement and paid the Company an additional $25.0 million in up-front license fees in the fourth quarter of 2007. Under the terms of the agreement, the Company was responsible to complete the first Phase 3 clinical trial in SBS and Nycomed may elect to share equally the future development costs with NPS to advance and broaden the indications for teduglutide. Additionally, under a previously existing licensing agreement with a third party, the Company paid $6.6 million in 2007 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. Due to the Company's continuing involvement, the Company recognized revenue associated with the upfront fees over the estimated performance period and for the years ended December 31, 2011, 2010 and 2009, the Company recognized $0, $0 and $2.5 million in license fee revenue, respectively. The performance period ended on May 4, 2009 and therefore, the up-front license fee has been fully recognized as revenue as of June 30, 2009.

During 2011, Nycomed paid the Company $5.0 million for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for SBS. Additionally, under a previously existing licensing agreement with a third party, the Company paid $2.4 million in 2011 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. The Company recognized revenue from this milestone payment due to the achievement of an as agreed-upon event of a substantive step in the development process and due to the amount of the milestone payment approximated the fair value of achieving the milestone.

Under the terms of the agreement, the Company has the potential to earn up to $175.0 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales. The Company has the potential to earn the next product development milestone of $10.0 million upon the launch of Revestive for adult SBS in the first major EU country. The remaining product development milestones vary by additional indications and pertain to successful proof of concept studies, acceptance of regulatory filings, and launch of product in the first major EU country. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Cumulatively through December 31, 2011, the Company has received $40.0 million in license fees and milestone payments from Nycomed under the license agreement.

The Company is entitled to receive a royalty from Nycomed, net of related payments to the licensor of certain intellectual property, that represents a percentage (i) in the teens of the Nycomed net sales of teduglutide during the longer of the first ten years of sales in a particular country or the expiration of certain patents in such country, and (ii) in the single-digits thereafter until twenty years of sales in a particular country. The license agreement with Nycomed is effective on a country by country basis for the longer of twenty years from first commercial sale or the expiration of the last patent. Prior to the first commercial sale, Nycomed may terminate upon 180 days written notice to the Company. Following the first commercial sale, Nycomed must provide 365-day written notice in order to terminate. If the Company receives such a termination notice, the Company may terminate the agreement at any time prior to the expiration of Nycomed's requisite notice period. Either party may terminate upon material breach by the other party subject to a right to cure such breach.

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

Preotact® (parathyroid hormone 1-84)

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® (recombinant parathyroid hormone 1-84) in Europe. During 2004, Nycomed also acquired an equity investment in the Company of $40.0 million through the purchase of 1.33 million shares of the Company's common stock. The agreement requires Nycomed to pay the Company up to 22.0 million Euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize Preotact in all non- U.S. territories, excluding Japan and Israel; however, Nycomed's licensed rights in Canada and Mexico, revert back to the Company if the Company receives regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Pursuant to the Company's 2007 license agreement with Nycomed, as described below, Nycomed assumed NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement, which occurred in 2008. As part of the manufacturing and supply transfer, Nycomed paid the Company $11.0 million during 2007, for a significant portion of the Company's existing bulk drug inventory. Cumulatively through December 31, 2011, the Company has received 7.1 million Euros in milestone payments from Nycomed under the 2004 and 2007 agreements, all of which have been recognized as revenue. Under the terms of the agreement, the Company has the potential to earn up to 14.8 million Euros in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones. The Company has the potential to earn the next product development milestone of 311,000 Euros upon the approval of Preotact in France. The remaining sales milestone pertains to reaching a certain sales threshold for Preotact. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

The Company receives a royalty from Nycomed that represents a percentage, depending on the amount of sales of Preotact, in the teens to low twenties of the Nycomed net sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement with Nycomed is effective on a country by country basis for the longer of fifteen years from first commercial sale or the expiration of the last patent. If Nycomed reasonably determines that it has no prospects for making a reasonable profit under the 2007 Agreement, and it is unable to agree to terms on a renegotiated agreement with the Company within eight weeks, Nycomed may terminate the agreement by providing the Company with six months prior written notice; provided, however, that, upon any such termination the ownership of all rights to Preotact technology, products, regulatory filings and know-how will revert to the Company. Either party may terminate upon material breach by the other party subject to a right to cure such breach. Certain agreements with DRI Capital Inc., or DRI (formerly Drug Royalty L.P.3) limit the Company's right to terminate this license (see note 8).

Revenues from Nycomed related to the Preotact agreement, for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Royalties	$9,116	$9,467	$10,541
Product sales	-	452	35
Milestone and license fees	-	-	2,203
Total revenues	$9,116	$9,919	$12,779

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. (Janssen) pertaining to certain NPS patents. Janssen paid the Company an $8.0 million fee and agreed to pay royalties on product sales. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. In November 2008, the U.S. Food and Drug Administration (FDA) approved Nucynta (tapentadol) hydrochloride immediate release (IR) tablets for the relief of moderate to severe acute pain. This compound is covered under our agreement and Janssen is required to pay the Company a royalty on the product's sales. Nucynta is a novel investigational, centrally acting oral analgesic, which was launched in the second quarter of 2009. The Company recognized revenue of $2.2 million, $1.2 million and $477,000 in 2011, 2010 and 2009, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted the Roche entities a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through December 31, 2011, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company recognized revenue of $0, $250,000, and $0 in 2011, 2010 and 2009, respectively, as the Company had no continuing involvement in the arrangement.

(g) In-License and Purchase Agreements

Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $7.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $6.6 million and $1.0 million at December 31, 2011 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

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

Potential common shares of approximately 8.3 million, 12.7 million and 14.3 million during the years ended December 31, 2011, 2010, and 2009, respectively, that could potentially dilute basic income (loss) per common share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2011, 2010 and 2009 include approximately 4.7 million, 9.2 million and 9.2 million common shares related to convertible debentures, respectively, and 3.6 million, 3.5 million, and 5.1 million shares, respectively, related to stock options, restricted stock, and restricted stock units.

(4) Fair Value Measurement

In September 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2009-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The new disclosures about purchases, sales, issuances, and settlements in the roll forward activity for Level 3 fair-value measurements are effective for fiscal years beginning after December 15, 2010 and the Company adopted this provision effective January 1, 2011.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of December 31, 2011 and December 31, 2010 (in thousands):

As of December 31, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$50,824	$29,008	$-	$79,832

As of December 31, 2010:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$41,102	$15,499	$-	$56,601

As of December 31, 2011 and December 31, 2010, the fair values of the Company's Level 2 securities were $29.0 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of December 31, 2011 or 2010.

As of December 31, 2011 and December 31, 2010, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the years ended December 31, 2011 and 2010.

The following table summarizes the changes in fair value of the Company's Level 3 assets (in thousands):

	For the Years Ended
	December 31,
	2011	2010
Beginning balance	$-	$8,586
Total gains (losses) (realized or unrealized)
Included in earnings	-	3,816
Included in other comprehensive income	-	(2,781)
Transfers in (out) of Level 3	-	-
Sales	-	(9,621)
Ending balance	$-	$-
Losses included in earnings attributable to change
in unrealized gains or losses (including other-
than-temporary impairments) relating to
assets still held at the reporting date	$-	$-

The carrying amounts reflected in the consolidated balance sheets for certain short-term financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $4.9 million and $7.6 million, respectively, at December 31, 2011 and $5.1 million and $8.6 million, respectively, at December 31, 2010.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$22,925	$16,545	$72,974	$50,000
8.0% Secured Notes - Class A	-	-	48,953	46,182
15.5% Secured Notes - Class B	-	-	142,515	167,665
Sensipar Notes	123,655	126,799	-	-
Preotact-Secured Debt	46,750	48,302	52,032	50,000
Regpara-Secured Debt	50,244	36,252	48,160	36,252
Total	$243,574	$227,898	$364,634	$350,099

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and collateral is generally not required from these large customers. Substantially all of the Company's revenues for the years ended December 31, 2011 and 2010 were from four licensees of the Company. At December 31, 2011 and 2010, substantially all of the Company's accounts receivable balances were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2011:	cost	gains	losses	value
Debt securities:
Corporate	$49,296	$1	$(124)	$49,173
Government agency	30,668	3	(12)	30,659
Total marketable investment securites	$79,964	$4	$(136)	$79,832

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2010:	cost	gains	losses	value
Debt securities:
Corporate	$26,553	$2	$(25)	$26,530
Government agency	30,078	5	(12)	30,071
Total marketable investment securites	$56,631	$7	$(37)	$56,601

Marketable investment securities available for sale in an unrealized loss position as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2011
Available for Sale:
Debt securities:
Corporate	$38,276	$124	$-	$-	$38,276	$124
Government agency	23,425	12	-	-	23,425	12
	$61,701	$136	$-	$-	$61,701	$136

December 31, 2010
Available for Sale:
Debt securities:
Corporate	$19,369	$25	$-	$-	$19,369	$25
Government agency	23,444	12	-	-	23,444	12
	$42,813	$37	$-	$-	$42,813	$37

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at December 31, 2011 and December 31, 2010 (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$70,902	$70,794	$56,631	$56,601
Due after one year through five years	9,062	9,038	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$79,964	$79,832	$56,631	$56,601

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the years ended December 31, 2011 or 2010.

During the year ended December 31, 2009, the Company recorded $2.2 million in charges for the impairment of available for sale securities related to auction rate securities due to the duration of time for which the securities have been in a loss position and the severity of the decline in fair value. At December 31, 2011 and 2010, the Company no longer held any auction rate securities.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Proceeds from sales and maturities	$86,668	$117,929	$67,127
Realized gains	-	3,589	1,149
Realized losses	-	-	-

The realized gains for the years ended December 31, 2010 and 2009, primarily related to the sale of ARS.

(6) Property and Equipment, Net

Property and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2011	2010
Office Equipment	$3,826	$1,318
Laboratory Equipment	168	168
Leasehold Improvements	1,466	308
Total property and equipment	5,460	1,794
Less accumulated depreciation	(1,114)	(652)
Total equipment, net	$4,346	$1,142

(7) Leases

The Company has a non-cancelable operating lease for its office space in Bedminster, New Jersey that expires in 2016. The Company also has non-cancelable operating leases for certain equipment that expire between 2012 and 2014. Rent-free periods and other incentives granted under the leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of the lease. Rental expense for operating leases was approximately $1.3 million, $728,000, and $405,000 for 2011, 2010, and 2009, respectively. The future lease payments under non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

Operating
leases
Year ending December 31:
2012	$1,742
2013	1,843
2014	1,892
2015	1,908
2016	1,287
Total minimum lease payments	$8,672

(8) Long-term Debt

The following table reflects the carrying value of our long-term debt under various financing arrangements as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Convertible notes	$16,545	$50,000
Non-recourse debt	211,352	300,099
Total debt	227,897	350,099
Less current portion	19,267	55,843
Total long-term debt	$208,630	$294,256

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of December 31, 2011 and 2010, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share, subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

On January 31, 2011 and April 14, 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. The Company issued 529,282 and 5,620,445 shares on January 31, 2011 and April 14, 2011, respectively, pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. The Company has $16.5 million of the 5.75% Convertible Notes outstanding as of December 31, 2011.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of December 31, 2011.

(b) Non-recourse Debt

Sensipar and Mimpara-secured Non-recourse Debt

As of December 31, 2011 and 2010, the outstanding principal balances on Sensipar and Mimpara- secured debt were $126.8 million and $213.9 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by its Sensipar and Mimpara (cinacalcet HCl) royalty revenues and milestone payments. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen in August 2011. These three transactions are summarized below.

As of December 31, 2011 and 2010, the outstanding principal balances on the Class A Notes were $0 and $46.2 million, respectively. In December 2004, the Company completed a private placement of the Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. The Class A Notes were paid in full on March 30, 2011.

The outstanding principal balances on the Class B Notes, were $0 and $167.7 million, which included PIK Notes which have been issued, as of December 31, 2011 and 2010, respectively. In August 2007, the Company completed a private placement of $100.0 million in Class B Notes. The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrued interest at an annual rate of 15.5% payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Class B Notes were secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes was royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and had the same terms and rights as the Class B Notes, except that interest on the PIK Notes began to accrue from the date that such PIK Notes were issued. The Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value.

In August 2011, the Company amended its agreement with Amgen that became effective on September 30, 2011. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (Sensipar Notes). After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying royalties to the Company. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with this agreement. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. As of December 31, 2011, the Company classified $18.1 million of the Sensipar Notes as current based on royalty payments accrued as of December 31, 2011. The Sensipar Notes are non-recourse to the Company. The outstanding principal balance on the Sensipar Notes, were $126.8 million as of December 31, 2011. Accrued interest on the Sensipar Notes was approximately $1.4 million as of December 31, 2011. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Under the Company's agreement for the Sensipar Notes, the Company would potentially be liable for its breaches or defaults, if any.

Preotact-secured Non-recourse Debt

As of December 31, 2011 and 2010, the outstanding principal balances on Preotact-secured debt were $48.3 million and $50.0 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $716,000 and $1.7 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, $38.1 million has been paid to DRI. The repayment of the remaining $48.3 million is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 12.0%. The Preotact-secured debt is non-recourse to the Company.

REGPARA-secured Non-recourse Debt

As of December 31, 2011 and 2010, the outstanding principal balances on REGPARA-secured debt were $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's March 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million. Accrued interest under the DRI agreement was $4.0 million and $3.2 million as of December 31, 2011 and 2010, respectively. Through December 31, 2011, $11.4 million has been paid to DRI. The repayment of the remaining $36.3 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 19.8%. The REGPARA-secured debt is non-recourse to the Company.

(c) Contractual maturities of long-term debt

The aggregate contractual maturities of long-term debt, including estimated maturities of the Non-recourse Debt, due subsequent to December 31, 2011 are as follows (in thousands):

Year ending December 31:
2012	$78,984
2013	55,615
2014	23,086
2015	10,153
2016	10,200
Thereafter	49,859
Total long-term debt	$227,897

(9) Capital Stock

Stockholder Rights Plan

In December 1996, the Company's board of directors approved the adoption of a Stockholder Rights Plan (the Rights Plan). The Rights Plan provided for the distribution of a preferred stock purchase right (Right) as a dividend for each outstanding share of the Company's common stock. This Right entitled stockholders to acquire stock in the Company or in an acquirer of the Company at a discounted price in the event that a person or group acquired 20% or more of the Company's outstanding voting stock or announces a tender or exchange offer that would result in ownership of 20% or more of the Company's stock. The Rights expired on December 31, 2011.

Authorized Shares

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

Equity Financing

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

On August 5, 2009, the Company entered into an equity line of credit arrangement (the "Agreement") with Azimuth Opportunity Ltd. ("Azimuth"), which provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $40,000,000 of the Company's common stock, or the number of shares which is one share less than twenty percent (20%) of the issued and outstanding shares of the Company's common stock as of August 5, 2009 (subject to automatic reduction in certain circumstances), at varying price discounts of up to 5% as defined, over the 18-month term of the Purchase Agreement. The Company was not obligated to utilize this facility but if it elected to make a draw under this facility, the timing, dollar amount, and floor price per share were at the sole discretion of the Company, subject to certain limits as to the price per share and the draw down amounts. Azimuth was permitted to terminate this agreement under certain circumstances. NPS did not pay a commitment fee or issue any warrants to secure this facility. On September 29, 2009, Azimuth purchased 842,511 shares of the Company's common stock under the Agreement at an aggregate purchase price of $3.5 million. In connection with the September 2010 offering, the Company delivered a notice to Azimuth for the purpose of reducing the aggregate limit by $36.5 million of the Company's common stock. The Company had the right to further amend this agreement at a later date to increase the aggregate limit by $36.5 million, subject to the terms and conditions of the purchase agreement. This Agreement expired in January 2011.

Convertible Debt

As of December 31, 2011, the Company had outstanding $16.5 million in aggregate principal amount of its 5.75% Convertible Notes. The holders of the 5.75% Convertible Notes may convert all or a portion of their notes into common stock at any time, subject to certain limitations, on or before August 7, 2014 at a conversion price equal to approximately $5.44 per share, subject to adjustment in certain events. The Company has reserved 3,041,451 shares of its common stock for issuance upon conversion of the 5.75% Convertible Notes.

(10) Share-Based Compensation Plans

As of December 31, 2011, the Company has four equity incentive plans: the 1994 Nonemployee Directors' Stock Option Plan (the Directors' Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2005 Omnibus Incentive Plan (the 2005 Plan), and the Employee Stock Purchase Plan ("ESPP"). These plans provide that in the event of certain change in control transactions, including a merger or consolidation in which the Company is not the surviving corporation or a reorganization in which more than fifty-percent (50%) of the shares of the Company's common stock entitled to vote are exchanged, all outstanding, unvested equity awards under these plans will vest, and in the case of stock options, will become immediately exercisable.

As of December 31, 2011, there are no shares reserved for future grant under the Directors' Plan. As of December 31, 2011, there are 5,313,252 and 149,265 shares reserved for future grant under the 2005 Plan and 1998 Plan, respectively. The Company's 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares, cash-based awards and other stock-based awards. Under the Company's 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter or 25% after year one and 6.25% every three months thereafter. Under the Company's 1998 Plan, the exercise price of options is generally not less than the fair market value of the Company's common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on a grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% or 3% per month thereafter or 25% after year one and 6.25% every three months thereafter.

During the year ended December 31, 2009, the Company's Board of Directors awarded a total of 378,000 options to certain of the Company's executive officers. Vesting of these options is subject to the Company achieving certain performance criteria established at the beginning of each of the two and three year performance periods, beginning January 20, 2009. Vesting percentages are calculated based on the Total Shareholder Return (TSR) of the Company's common stock as compared to the TSR of the NASDAQ Biotechnology Index. The vesting schedule, as seen below, can produce vesting percentages of 0%, 50%, 115% and 125% of the options granted, half of which relate to each performance period. TSR is determined as the change in stock prices from January 20, 2009 to the end of each performance period using a 20 day average of the adjusted closing price. The first performance period ended on January 20, 2011 with 50% of the target award vesting. The second performance period ended on January 20, 2012.

Vesting Schedule
Vesting
Performance of Company	(% of Target
Stock Price Relative to the NASDAQ	Award for
Biotechnology Index	Performance Period)
Top Quartile	125%
Second Quartile	115%
Third Quartile	50%
Bottom Quartile	0%

The Company utilized a Monte Carlo simulation to determine the grant date fair value of the awards. Compensation expense is recognized over the performance period of each tranche. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $215,000, $357,000 and $458,000, respectively, of share-based compensation expense related to these options. The assumptions used in this model were as follows:

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

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options are subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of December 31, 2011, the performance criteria of 142,500 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $153,000 of compensation expense during the year ended December 31, 2011 related to these options.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of the awards. As of December 31, 2011, except for the 142,500 options discussed above, the Company does not believe that the achievement of the performance criteria is probable and therefore has not recognized any compensation expense related to these options during the years ended December 31, 2011 and 2010, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

On May 19, 2010, the shareholders approved an ESPP whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The shareholders have authorized 500,000 shares for purchase by employees. During the years ended December 31, 2011 and 2010, employees purchased 37,065 and 14,860 shares, respectively, under the Employee Stock Purchase Plan. The Company has 448,075 shares available for future purchase as of December 31, 2011.

The Company estimates expected volatility considering implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the expected life of the options. In estimating volatility for the years ended December 31, 2011, 2010 and 2009 the Company weighted implied volatility at zero percent and historical volatility at 100%. The Company recognizes compensation cost for awards on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises, ESPP purchases or grants of restricted shares or deferred stock units.

The compensation expense related to stock options, ESPP purchases, restricted shares and deferred stock units are recorded in expense categories based on where other compensation cost is recorded for employees receiving the awards.

The following table summarizes the effect of compensation cost arising from share-based payment arrangements in the Company's Statements of Operations for the years ended December 31, 2011, 2010 and 2009 for the Company's stock option plans, the ESPP and other share-based awards (in thousands):

	Years ended December 31,
	2011	2010	2009
Research and development	$1,544	$820	$720
General and administrative	2,556	2,276	2,548
Amounts charged against income, before
income tax expense (benefit)	$4,100	$3,096	$3,268

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option.
•	The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option.

Years ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	60.5% — 67.8%	62.9% — 68.1%	60.6% — 64.6%
Risk-free interest rate	0.9% — 3.0%	1.1% — 3.2%	1.3% — 3.1%
Expected term (in years)	4.8 — 5.9	4.8 — 6.0	5.4 — 6.2

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	Year ended December 31, 2011
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	5,924	$6.69
Options granted	1,332	8.00
Options exercised	241	4.70
Options forfeited/expired	388	13.63
Options outstanding at end of year	6,627	6.62	7.15	$10,478

Vested and expected to vest	6,262	6.67	7.06	$9,954

Options exercisable at end of year	3,057	$7.96	5.68	$4,686

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $4.57, $2.25 and $2.93, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $499,000 and $91,000, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company's common stock. The fair value of each restricted stock grant, restricted stock unit and deferred stock unit is equal to the market price of the Company's stock at the date of grant. Restricted stock and restricted stock unit grants are time vested. During the years ended December 31, 2011, 2010 and 2009, the Company granted 64,792, 89,745 and 110,760 deferred stock units, respectively, to directors for services, which did not contain any vesting restrictions. At December 31, 2011, there are 723,739 deferred stock units outstanding. During the years ended December 31, 2011, 2010 and 2009 the Company granted to employees 10,000, 126,500 and 20,000 shares of restricted stock, respectively, which will vest over a period of one to three years. A summary of activity related to aggregate restricted stock, restricted stock units and deferred stock units as of December 31, 2011, is indicated in the following table (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Nonvested at beginning of year	143	$3.40
Granted	75	8.43
Vested	(81)	7.72
Forfeited	-	-
Nonvested at December 31, 2011	137	$3.57

As of December 31, 2011, there was $8.5 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.71 years.

(11) Income Taxes

The Company has recorded income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 of $18,000, $1.1 million and ($1.7 million), respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense (benefit) as a result of the following (in thousands):

	Years ended December 31,
	2011	2010	2009

Computed "expected" tax benefit	$(12,325)	$(10,319)	$(6,666)
Expiration of tax attributes	360	4,270	317
IRC §382 adjustment	94,442	-	-
Change in the valuation allowance for deferred tax assets
attributable to operations and other adjustments	(70,514)	18,457	12,385
U.S. and foreign credits	(11,732)	(12,292)	(6,440)
State income taxes, net of federal tax effect	-	1	1
Equity based compensation expense	578	397	401
Quebec income tax expense (credits)	-	1,118	(1,043)
Other	(791)	(541)	(699)
	$18	$1,091	$(1,744)

The Company recorded income tax expense of $18,000 and $1.1 million for the years ended December 31, 2011 and 2010, related primarily to the Company's Canadian subsidiary based in the Canadian province of Quebec. The Company recorded income tax benefit of $1.7 million during the year ended December 31, 2009. For 2009, this benefit related to the Canadian province of Quebec and the federal alternative minimum taxable loss carryback claim pursuant to a tax law which passed in November 2009.

Domestic and foreign components of income (loss) before taxes are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009

Domestic	$(36,249)	$(30,350)	$(506,468)
Foreign	-	-	486,862
Total loss before taxes	$(36,249)	$(30,350)	$(19,606)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 are presented below (in thousands):

	2011	2010
Deferred tax assets:
Stock compensation expense	$3,906	$6,233
Accrued compensation	1,398	900
Capital loss carryforward	12,582	86,220
Net operating loss carryforward	191,238	221,829
Research credit carryforward	46,383	35,848
Non-recourse debt	35,881	34,614
Acquired intellectal property	31,312	42,428
Capitalization of inventory	3,884	-
Other	127	55
Total gross deferred tax assets	326,711	428,127
Less valuation allowance	(326,711)	(428,127)
Deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

The Company has a cumulative loss and projects losses into the future. Accordingly, as of December 31, 2011, the Company believes that it is not more likely than not that results of future operations will generate sufficient income to realize any of the gross deferred tax assets and accordingly, has recorded a 100% valuation allowance. The net change in the Company's total valuation allowance for the years ended December 31, 2011, 2010, and 2009 were a decrease of $101.4 million, and increases of $37.4 million and $15.9 million, respectively. The valuation allowance includes the benefit for stock option exercises which increased the domestic net operating loss carryforwards. Future reductions to the domestic valuation allowance will be allocated $316.6 million to operations and $10.1 million to paid-in capital.

On December 7, 2009, the Company sold a majority interest in its foreign subsidiary, Allelix, to a group of investors. As a result, NPS deconsolidated Allelix, which resulted in a reduction of $195.3 million of gross deferred tax assets and $195.3 million of valuation allowance. See note 16 for further information on the transaction.

At December 31, 2011, the Company had U.S. federal net operating losses of $537.6 million which begin to expire in 2012 available to offset future income for tax purposes. The Company also had U.S. federal capital loss carryforwards of $18.0 million which begins to expire in 2013. At December 31, 2011, the Company also had U.S. federal research credit carryforwards of $46.4 million which begin to expire in 2028. The Company's domestic tax loss carryforwards for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryforwards.

The Company also has New Jersey state net operating loss and capital loss carryforwards of approximately $420.3 million and $210.8 million, respectively, which begin to expire in 2012, and other domestic state net operating loss carryforwards and tax credit carryforwards in varying amounts depending on the different state laws.

As measured under the rules of the Tax Reform Act of 1986, the Company has undergone certain greater than 50% changes of ownership since 1986. In 1996 and 2008, NPS experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company's ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. The maximum amount of carry-forwards available in a given year is limited to the product of the Company's fair market value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carry-forward not utilized in prior years. Based upon a Section 382 study that was performed, the Company determined that certain NOLs, capital losses and tax credit carry-forwards will expire prior to their utilization due to the expected annual Section 382 limitations, and accordingly the NOL carry-forwards, capital losses and tax credits on the above table have been reduced accordingly. The Company maintains a full valuation allowance against the NOLs and credit carry-forwards, as the Company believes it is more likely than not that the benefits will not be realized.

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

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows (in thousands):

Unrecognized
Tax Benefits
Balance as of January 1, 2010	$4,614
Additions for current year tax positions	-
Reductions for prior year tax positions	-
Balance as of December 31, 2010	4,614
Additions for current year tax positions	-
Reductions for prior year tax positions	-
Balance as of December 31, 2011	$4,614

Unrecognized tax benefits amounted to $4.6 million at December 31, 2011, and did not include any accrued potential penalties or interest. The total amount of unrecognized tax benefits relating to the Company's tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is not reasonably possible that the balance of gross unrecognized tax benefits will change during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company's current estimate to change materially in the future.

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both Federal and State) as of December 31, 2011 and 2010. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. The statute of limitations for assessing tax in the U.S. remains open for the tax years ended on or after December 31, 2006. The Company is currently under audit by the Internal Revenue Service for the year 2009 and the State of New Jersey for the years 2007 to 2010. The Company does not expect any significant adjustments to its filed income tax returns.

(12) Employee Benefit Plans

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the maximum percent allowable, not to exceed the limits of code section 401(k), 403(b), 404 and 415, of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2011, 2010 and 2009, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contribution on the next 3% of employee pre-tax contributions. The Company recorded an expense associated with these matching contributions for the years ended December 31, 2011, 2010, and 2009 of $432,000, $357,000 and $294,000, respectively.

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

The Company has contractual commitments of $22.2 million with external contract research organizations, relating to clinical trials of Gattex and Natpara and other clinical candidates. These agreements are cancellable on notice of up to six months. The Company also has approximately $5.0 million in contractual commitments for other service agreements with varying terms and conditions.

The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug substance and drug product. Under the terms of these various contracts, the Company will be required to purchase certain minimum quantities of drug product each year.

The Company has contractual commitments of $12.6 million for drug substance and drug product as of December 31, 2011 for the manufacture of clinical and potential commercial supplies of teduglutide and PTH 1-84. Amounts owed to third-party contract manufacturers are based on firm commitments for the purchase of drug product. Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2011, 2010 and 2009 were $14.5 million, $20.8 million and $4.2 million, respectively.

(15) Legal Proceedings

Sensipar® (cinacalcet HCl) Patent Infringement Litigation

In 2011, the Company reported the resolution of two proceedings related to Sensipar (cinacalcet HCl).

The Company resolved a proceeding in which Barr Laboratories Inc. (Barr) and Teva Pharmaceuticals USA, Inc. (Teva U.S.) requested approval to market and sell generic versions of Sensipar. In 2008, the Company received Paragraph IV Certification Notice Letters related to Abbreviated New Drug Applications (ANDAs) submitted to the U.S. Food and Drug Administration (FDA) by Barr and Teva U.S. The Company, along with The Brigham and Women's Hospital and Amgen, filed a patent infringement action in United States District Court, District of Delaware (the Delaware District Court) against Barr, Teva U.S. and Teva Pharmaceutical Industries Ltd (Teva Israel and collectively with Teva U.S., Teva) relating to U.S. Patent Numbers 6,011,068 (the `068 patent), 6,031,003 (the `003 patent), 6,313,146 (the `146 patent), and 6,211,244 (the `244 patent) covering Sensipar. In 2011, the Delaware District Court enjoined Teva and Barr from the commercial manufacture, use, import, offer for sale, or sale of their generic cinacalcet hydrochloride until the expiration of the `068 patent, the `003 patent and the `244 patent. The `068 patent is the last of these patents to expire, which, by virtue of patent term extension, will be on March 8, 2018. This case is now closed.

In 2009, Teva filed a lawsuit in federal court in the Eastern District of Pennsylvania against Amgen alleging that certain processes used by Amgen to manufacture Sensipar infringe Teva's U.S. Patent No. 7,449,603. On July 15, 2011, the Court entered an order dismissing Teva's claims with prejudice. This matter is now closed.

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

(16) Sale of Subsidiary

In December 2009, the Company sold a majority interest in its subsidiary, Allelix, to a group of investors ("Investors"). NPS received $5.6 million in connection with the transactions in 2009. NPS is entitled to receive an additional Cnd. $4.8 million, which would only be paid upon further investment in Allelix by the Investors, which would be expected to occur upon the successful completion of certain Canadian court proceedings. Allelix has not had active operations for approximately two years as of the date of sale. NPS has recorded a gain of $4.9 million in its consolidated statement of operations for the year ended December 31, 2009 on this sale. In connection with the transaction, the Company has indemnified the Investors for various items including product liabilities arising from the past operations of Allelix and has guaranteed that certain tax attributes exist as of the closing date. The maximum potential future payments related to these indemnifications or guarantees shall not exceed the amounts the Company has received in connection with the transaction ($5.8 million at December 31, 2011).

(17) Supplemental Cash Flow Information and Non-cash Investing and Financing Activities (in thousands):
	Year Ended December 31,
	2011	2010	2009
Cash Paid for:
Interest	$27,109	$16,096	$26,123
Income taxes	-	594	527

Noncash Investing and Financing Activities:
Unrealized (losses) gains on marketable investment securities	$(102)	$(2,877)	$2,376
Accrued acquisition of equipment	353	94	76
Debt issued in lieu of interest	-	23,653	20,316
Noncash principal payments	19,899	-	-
Conversion of 5.75% convertible notes	33,260	-	-

(18) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

(in thousands, except per share amounts)
2011
Revenues	$23,576	$27,210	$24,601	$26,258
Operating income (loss)	1,057	4,036	(2,041)	(2,507)
Net loss	(9,150)	(6,132)	(12,349)	(8,636)
Basic loss per common share	$(0.13)	$(0.07)	$(0.14)	$(0.10)
Diluted loss per common
and potential common share	$(0.13)	$(0.07)	$(0.14)	$(0.10)

2010
Revenues	$20,298	$24,019	$21,054	$24,043
Operating income (loss)	6,487	4,027	(3,727)	2,787
Net loss	(3,052)	(6,301)	(15,691)	(6,397)
Basic loss per common share	$(0.06)	$(0.11)	$(0.26)	$(0.09)
Diluted loss per common
and potential common share	$(0.06)	$(0.11)	$(0.26)	$(0.09)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

ITEM 9A.	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective as of December 31, 2011.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting as of December 31, 2011. This report appears on page 53 of this report.

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

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated into this item by reference. For information regarding our executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders, under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation ," and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description of Document
3.1A	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999 (2)

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996 (3)

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000 (2)

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003 (8)

3.1F	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 19, 2011 (24)

3.2	Amended and Restated Bylaws of the Registrant (19)

4.1	Specimen Common Stock Certificate (1)

4.2A

Composite Indenture, dated as of December 22, 2004, by and between Cinacalcet Royalty Sub LLC, a wholly- owned subsidiary of Registrant, and U.S. National Bank Association, incorporating the amendments provided for in the Supplemental Indenture dated as of February 2, 2005, between the same parties (the "Indenture") (10)

4.2B	Second Supplemental Indenture dated October 20, 2006 to the Indenture (13)

4.2C	Third Supplemental Indenture dated July 9, 2007 to the Indenture (13)

4.2D	Fourth Supplemental Indenture dated August 1, 2007 to the Indenture (13)

4.2E	Fifth Supplemental Indenture dated August 7, 2007 to the Indenture (13)

10.1A**	1994 Non-Employee Directors' Stock Option Plan (1)

10.1B**	1994 Non-Employee Directors' Stock Option Plan, as amended December 1996 (28)

10.1C**	1994 Non-Employee Directors' Stock Option Plan, as amended December 2002 (7)

10.2A**	1998 Stock Option Plan (reflects all amendments by the Board of Directors through May 2008) (18)

10.2B**	Form of Performance-Based Stock Option Agreement under the NPS Pharmaceutical, Inc. 1998 Stock Option Plan (20)

10.3**	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors (1)

10.4A**	Change in Control Severance Pay Plan, as amended (20)

10.4B**

Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers (8)

10.5A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993 (1)

10.5B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995 (4)

10.5C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996 (3)

10.5D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997 (5)
10.5E	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997 (5)

10.5F	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement (7)

10.5G	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement (7)

10.5H	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement (7)

10.5I	Amendment Agreement between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline dated December 14, 2006 (14)

10.5J*	Exclusive Patent License Agreement between the Registrant and GlaxoSmithKline LLC dated July 29, 2011 (26)

10.6A	Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993 (1)

10.6B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women's Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc. (7)

10.6C	Amendment to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., effective February 7, 1996 (6)

10.6D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women's Hospital, Inc., effective February 18, 1999 (7)

10.7	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995 (6)

10.8A*	Development and License Agreement between the Registrant and Amgen Inc. effective as of December 27, 1995 (4)

10.8B	First Amendment dated November 19, 2004 to the Development and License Agreement between the Registrant and Amgen Inc. (26)

10.8C*	Second Amendment dated November 19, 2004 to the Development and License Agreement between the Registrant and Amgen Inc. (26)

10.8D	Third Amendment dated March 4, 2008 to the Development and License Agreement between the Registrant and Amgen Inc. (26)

10.8E*	Fourth Amendment dated August 10, 2011 to the Development and License Agreement between the Registrant and Amgen Inc. (27)

10.9A*	Distribution and License Agreement between Registrant and Nycomed Danmark ApS, dated April 26, 2004 (9)

10.9B*	First Amendment to Distribution and License Agreement between the Registrant and Nycomed Danmark ApS, dated July 1, 2004 (9)

10.9C*	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Nycomed Danmark ApS (15)

10.10A**	2005 Omnibus Incentive Plan, as amended through May 18, 2011 (24)

10.10B**	Form of Stock Option Grant Agreement under the 2005 Omnibus Incentive Plan (12)

10.11A**	Non-Employee Director Deferred Compensation Program (11)

10.11B**	Form of Deferred Stock Unit Award Agreement (11)

10.12A

Securities Purchase Agreement dated as of August 7, 2007 among the Registrant and Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP, Visium Long Bias Offshore Fund, Ltd. and Atlas Master Fund (13)

10.12B	Form of Note issued pursuant to the Securities Purchase Agreement referred to in Exhibit 10.12A above (13)

10.12C	Registration Rights Agreement dated as of August 7, 2007 among the Registrant and the Investors (13)

10.13*	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among the Registrant, NPS Allelix Corp. and DRI (15)

10.14*	Distribution and License Agreement, dated September 24, 2007, among the Registrant, NPS Allelix Corp. and Nycomed GmbH (15)

10.15*	Amendment Agreement to the Distribution and License Agreement, dated October 29, 2007, among the Registrant, NPS Allelix Corp. and Nycomed GmbH (15)

10.16*	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc. (15)

10.17	Asset Purchase Agreement, dated October 9, 2007, between AstraZeneca AB and the Registrant (16)

10.18A*	Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH (16)

10.18B*	Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH (16)

10.18C*	Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH (16)

10.18D*	Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH (25)

10.18E*	Letter Agreement dated January 19, 2009, by and between the Registrant and Boehringer Ingelheim Austria GmbH (25)

10.18F*	Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between the Registrant and Boehringer Ingelheim Austria GmbH (25)

10.19A**	Employment Agreement with Francois Nader (17)

10.19B**	First Amendment to the Employment Agreement with Francois Nader (20)

10.19C**	Second Amendment to the Employment Agreement with Francois Nader (20)

10.20**	First Amendment to Restrictive Covenant Agreement with Francois Nader (17)

10.21**	Employment Agreement with Roger Garceau (20)

10.22	Common Stock Purchase Agreement between the Registrant and Azimuth Opportunity Ltd., dated as of August 5, 2009 (21)

10.23*	Agreement for Sale and Assignment of Rights, dated February 26, 2010, between the Registrant and LSRC II S.ÀR.L. (22)

10.24**	NPS Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan (23)

10.25*	Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc. dated March 25, 2009 (25)

10.26**	Employment Agreement with Eric Pauwels (26)

10.27*	Manufacturing Agreement between the Registrant and SynCo Bio Partners B.V. dated August 1, 2009 (26)

12.1+	Computation Ratio of Earnings Available to Cover Fixed Charges

21.1+	List of Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
+	Filed herewith.
*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
**	Management contract, compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-74318, filing date January 21, 1994).
(2)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (SEC File No. 333-45274, filing date September 6, 2000).
(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 19, 1996 (SEC File No. 000-23272).

(4)	Incorporated herein by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272, filing date March 29, 1996).
(5)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 27, 1998 (SEC File No. 000-23272).
(6)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272).
(7)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272, filing date March 21, 2003).
(8)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272, filing date February 10, 2004).
(9)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (SEC File No. 000-23272, filing date August 9, 2004).
(10)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated February 2, 2005 (SEC File No. 000-23272, Film No. 05578512, filing date February 7, 2005).
(11)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 1, 2005 (SEC File No. 000-23272, filing date July 1, 2005).
(12)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (SEC File No. 000-23272, filing date July 26, 2005).
(13)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 2007 (SEC File No. 000-23272, filing date August 31, 2007).
(14)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-23272, filing date March 14, 2007).
(15)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272, filing date November 9, 2007).
(16)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272, filing date March 17, 2008).
(17)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272, filing date May 19, 2008).
(18)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 22, 2008 (SEC File No. 000-23272, filing date May 28, 2008).
(19)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 14, 2008 (SEC File No. 000-23272, filing date August 20, 2008).
(20)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272, filing date March 16, 2009).
(21)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 5, 2009 (SEC File No. 000-23272, filing date August 6, 2009).
(22)	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (SEC File No. 000-23272, filing date March 11, 2010).
(23)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000- 23272, filing date May 24, 2010).
(24)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000- 23272, filing date May 24, 2011).
(25)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272, filing date May 3, 2011).
(26)	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (SEC File No. 000-23272, filing date November 3, 2011).
(27)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000- 23272, filing date August 15, 2011).
(28)	Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 333-17521, Film No. 96677983, filing date December 9, 1996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: February 15, 2012	By:	/s/ FRANCOIS NADER Francois Nader President and Chief Executive Officer (principal executive officer) and Director

Date: February 15, 2012	By:	/s/ LUKE M. BESHAR Luke M. Beshar Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FRANCOIS NADER Francois Nader	President and Chief Executive Officer (principal executive officer) and Director	February 15, 2012

/s/ LUKE M. BESHAR Luke M. Beshar	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 15, 2012

/s/ MICHAEL W. BONNEY Michael W. Bonney	Director	February 15, 2012

/s/ COLIN BROOM Colin Broom	Director	February 15, 2012

/s/ PEDRO GRANADILLO Pedro Granadillo	Director	February 15, 2012

/s/ JAMES G. GRONINGER James G. Groninger	Director	February 15, 2012

/s/ DONALD E. KUHLA Donald E. Kuhla	Director	February 15, 2012

/s/ RACHEL R. SELISKER Rachel R. Selisker	Director	February 15, 2012

/s/ PETER G. TOMBROS Peter G. Tombros	Chairman of the Board of Directors	February 15, 2012