Form 10-Q
period 2012-03-31
NPS PHARMACEUTICALS INC
filed 2012-05-03
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at April 26, 2012
Common Stock $.001 par value	86,154,205

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,973	$82,401
Marketable investment securities	88,741	79,832
Accounts receivable	24,149	29,532
Prepaid expenses	5,645	6,174
Other current assets	1,347	1,689
Total current assets	168,855	199,628

Property and equipment, net	4,506	4,346
Goodwill	9,429	9,429
Debt issuance costs, net	529	577
Total assets	$183,319	$213,980

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$21,555	$24,336
Current portion of non-recourse debt	17,332	19,267
Total current liabilities	38,887	43,603
Convertible notes payable	16,545	16,545
Non-recourse debt, less current portion	174,436	192,085
Other liabilities	7,834	7,863
Total liabilities	237,702	260,096

Commitments and contingencies (notes 6, 8, and 9)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 86,154,205 shares and
86,081,167 shares, respectively	86	86
Additional paid-in capital	946,548	944,344
Accumulated other comprehensive loss	(4)	(96)
Accumulated deficit	(1,001,013)	(990,450)
Total stockholders' deficit	(54,383)	(46,116)
Total liabilities and stockholders' deficit	$183,319	$213,980

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Royalties	$22,924	$18,551
Milestones and license fees	-	5,025
Total revenues	22,924	23,576

Operating expenses:
Cost of license fees	-	2,538
Research and development	20,199	14,905
General and administrative	7,770	5,076
Total operating expenses	27,969	22,519
Operating (loss) income	(5,045)	1,057
Other income (expense):
Interest income, net	84	81
Interest expense	(5,534)	(10,231)
Other	(68)	(39)
Total other expense, net	(5,518)	(10,189)
Loss before income tax expense	(10,563)	(9,132)
Income tax expense	-	18
Net loss	$(10,563)	$(9,150)

Net loss per common and potential common share
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)

Weighted average common and potential common
shares outstanding:
Basic	86,850	68,098
Diluted	86,850	68,098

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(10,563)	$(9,150)
Other comprehensive income:
Foreign currency translation loss	(7)	(3)
Unrealized gains on securities:
Unrealized holding gains arising during period	99	36
Other comprehensive income	92	33
Comprehensive loss	$(10,471)	$(9,117)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,563)	$(9,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	80
Accretion of premium (discount) on marketable investment securities	539	286
Non-cash interest expense	5,296	4,007
Non-cash royalties	(22,341)	(3,833)
Compensation expense on share based awards	1,880	951
(Increase) decrease in operating assets:
Accounts receivable	84	(689)
Prepaid expenses, other current assets and other assets	871	(2,166)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	152	(5,402)
Other liabilities	(29)	(26)
Net cash used in operating activities	(23,864)	(15,942)

Cash flows from investing activities:
Sales of marketable investment securities	-	240
Maturities of marketable investment securities	27,196	14,277
Purchases of marketable investment securities	(36,545)	(24,290)
Acquisitions of property and equipment	(532)	(325)
Net cash used in investing activities	(9,881)	(10,098)

Cash flows from financing activities:
Principal payments on debt	-	(55,752)
Net proceeds from the sale of common stock and exercise of stock options	324	884
Decrease in restricted cash and cash equivalents	-	50,780
Net cash provided by (used in) financing activities	324	(4,088)

Effect of exchange rate changes on cash	(7)	(3)

Net decrease in cash and cash equivalents	(33,428)	(30,131)
Cash and cash equivalents at beginning of period	82,401	77,170
Cash and cash equivalents at end of period	$48,973	$47,039

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$237	$14,363
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains on marketable investment securities	100	36
Accrued acquisition of property and equipment	228	326
Noncash reduction of debt	19,584	-
Conversion of 5.75% convertible notes	-	2,861

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in NPS' 2011 Annual Report on Form 10-K filed with the SEC.

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

Subsequent Events

The Company has evaluated all events and transactions since March 31, 2012. The Company did not have any material recognized or non-recognized subsequent events.

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The Company has the potential to earn a $5.0 million milestone payment upon the FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through March 31, 2012, Amgen has paid the Company $21.0 million in milestone payments, of which $0 were recognized during the three months ended March 31, 2012 and 2011, respectively. The Company recognized royalties from product sales of $18.7 million and $14.3 million during the three months ended March 31, 2012 and 2011, respectively, under the contract.

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

(b) GlaxoSmithKline

In 2011, the Company formed an agreement with GSK that terminated and replaced a 1993 collaborative research and license agreement between the Company and GSK, which focused on the discovery and development of small molecule antagonists of the calcium receptor that increase secretion of parathyroid hormone (calcilytics). Under the 2011 agreement, GSK assigned to the Company the investigational new drug filings for two Phase 1 calcilytic compounds, NPSP790 and NPSP795. The Company believes calcilytics may have clinical application in treating rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia with hypercalciuria (ADHH). Under this agreement, the Company owes royalties on net sales that could represent a percentage in the low single digits. The 2011 agreement also expands GSK's licensed field of research for Ronacaleret to include stem cell transplants, in addition to osteoporosis and other bone disorders. Under the terms of the 2011 agreement, the Company has the potential to earn up to $11.5 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales that could represent a percentage in the high single digits to low double digits of sales. The Company has the potential to earn the next product development milestone of $1.0 million upon the decision by GSK to continue development in the first indication following the proof of concept trial. The remaining product development milestones vary by additional indications and pertain to successful proof of concept trials, acceptance of regulatory filings, and the first commercial sale of each indication. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin, formerly Kirin Pharma, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin is responsible for all costs of developing and commercializing products. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Hakko Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Through March 31, 2012, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments, none of which were recognized during the three months ended March 31, 2012 or 2011. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue during the three months ended March 31, 2012 or 2011, and royalty revenue of $1.9 million and $1.6 million during the three months ended March 31, 2012 and 2011, respectively.

The Company receives a royalty from Kyowa Hakko Kirin that represents a percentage in the single digits of sales. The agreement with Kyowa Hakko Kirin is effective until expiration of the last patent. Kyowa Hakko Kirin has a right to terminate upon 90 days written notice to the Company, and either party may terminate upon material default by the other party subject to a right to cure such default. Certain agreements between the Company and DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6).

(d) Nycomed

Teduglutide

In September 2007, the Company entered into a license agreement with Nycomed Danmark ApS, a Takeda Company since October 2011 (Nycomed) in which the Company granted Nycomed the right to develop and commercialize teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. Teduglutide, (planned brand name Gattex®) is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. The Company has been developing teduglutide for the treatment of adults with short bowel syndrome (SBS). The Company also believes teduglutide's mechanism of action offers future development opportunities within intestinal rehabilitation, such as pediatric SBS and complications associated with preterm births.

The Company received $35.0 million in up-front fees under the agreement during 2007. Nycomed paid the Company $10.0 million upon signing the license agreement and paid the Company an additional $25.0 million in up-front license fees in the fourth quarter of 2007. Under the terms of the agreement, the Company was responsible for completing the first Phase 3 clinical trial in SBS and Nycomed could elect to share future development costs with NPS to advance and broaden the indications for teduglutide. Additionally, under a previously existing licensing agreement with a third party, the Company paid $6.6 million in 2007 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. Due to the Company's continuing involvement, the Company recognized revenue associated with the upfront fees over the estimated performance period.

During the three months ended March 31, 2011, Nycomed paid the Company $5.0 million for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for SBS. Additionally, under a previously existing licensing agreement with a third party, the Company paid $2.4 million during the three months ended March 31, 2011 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. The Company recognized revenue from this milestone payment due to the achievement of an as agreed-upon event of a substantive step in the development process and due to the amount of the milestone payment approximated the fair value of achieving the milestone.

Under the terms of the agreement, the Company has the potential to earn up to $170.0 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales. The Company has the potential to earn the next product development milestone of $5.0 million upon the launch of Revestive for adult SBS in the first major EU country. The remaining product development milestones vary by additional indications and pertain to successful proof-of-concept studies, acceptance of regulatory filings, and launch of product in the first major EU country. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Cumulatively through March 31, 2012, the Company has received $40.0 million in license fees and milestone payments from Nycomed under the license agreement of which none and $5.0 million were received during the three months ended March 31, 2012 and 2011, respectively.

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

however, Nycomed's licensed rights in Canada and Mexico, revert back to the Company if the Company receives regulatory approval regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Pursuant to the Company's 2007 license agreement with Nycomed, as described below, Nycomed assumed NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. Cumulatively through March 31, 2012, the Company has received 7.1 million Euros in milestone payments from Nycomed under the 2004 and 2007 agreements, all of which have been recognized as revenue and none have been received during the three months ended March 31, 2012 or 2011. Under the terms of the agreement, the Company has the potential to earn up to 14.8 million Euros in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones. The Company has the potential to earn the next product development milestone of 311,000 Euros upon the approval for reimbursement of Preotact in France. The remaining sales milestone pertains to reaching a certain sales threshold for Preotact. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

The Company receives a royalty from Nycomed that represents a percentage, depending on the amount of sales of Preotact, in the teens to low twenties of the Nycomed net sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement with Nycomed is effective on a country by country basis for the longer of fifteen years from first commercial sale or the expiration of the last patent. If Nycomed reasonably determines that it has no prospects for making a reasonable profit under the 2007 Agreement, and it is unable to agree to terms on a renegotiated agreement with the Company within eight weeks, Nycomed may terminate the agreement by providing the Company with six months prior written notice; provided, however, that, upon any such termination the ownership of all rights to Preotact technology, products, regulatory filings and know-how will revert to the Company. Either party may terminate upon material breach by the other party subject to a right to cure such breach. Certain agreements with DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6). The Company recognized royalties from product sales of $1.8 million and $2.2 million during the three months ended March 31, 2012 and 2011, respectively, under the contract.

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. (Janssen) pertaining to certain NPS patents. Under this agreement, Janssen is required to pay the Company royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which the Company has patents whose claims cover such sales. Janssen paid the Company an $8.0 million fee and agreed to pay low single-digit royalties on worldwide product sales. Tapentadol is currently sold in the U.S. under the trade names NUCYNTA® and NUCYNTA ER®. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. The Company recognized royalty revenue of $586,000 and $449,000 during the three months ended March 31, 2012 and 2011, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted the Roche entities a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through March 31, 2012, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company recognized no revenue during the three months ended March 31, 2012 and 2011, respectively.

(g) In-License and Purchase Agreements

The Company has in-licensed certain patents and may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $7.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $6.6 million and $1.0 million at March 31, 2012 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

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

Potential common shares of approximately 7.4 million and 12.0 million during the three months ended March 31, 2012 and 2011, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.0 million and 8.8 million common shares for the three months ended March 31, 2012 and 2011, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.3 million and 3.2 million common shares, for the three months ended March 31, 2012 and 2011, respectively.

(4) Fair Value Measurement

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$69,318	$19,423	$-	$88,741

As of December 31, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$50,824	$29,008	$-	$79,832

As of March 31, 2012 and December 31, 2011, the fair values of the Company's Level 2 securities were $19.4 million and $29.0 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days but less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of March 31, 2012 or December 31, 2011.

As of March 31, 2012 and December 31, 2011, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three months ended March 31, 2012 and 2011.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $5.1 million and $7.6 million, respectively, at March 31, 2012 and $4.9 million and $7.6 million, respectively, at December 31, 2011.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$22,781	$16,545	$22,925	$16,545
Sensipar Notes	106,446	108,655	123,655	126,799
Preotact-Secured Debt	37,364	46,861	46,750	48,302
Regpara-Secured Debt	45,629	36,252	50,244	36,252
Total	$212,220	$208,313	$243,574	$227,898

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three months ended March 31, 2012 and 2011 and substantially all of the Company's accounts receivable balances at March 31, 2012 and December 31, 2011 were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of March 31, 2012:
Debt securities:
Corporate	$59,055	$18	$(45)	$59,028
Government agency	29,718	3	(8)	29,713
Total marketable investment securites	$88,773	$21	$(53)	$88,741

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2011:
Debt securities:
Corporate	$49,296	$1	$(124)	$49,173
Government agency	30,668	3	(12)	30,659
Total marketable investment securites	$79,964	$4	$(136)	$79,832

Marketable investment securities available for sale in an unrealized loss position as of March 31, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of March 31, 2012:
Available for Sale:
Debt securities:
Corporate	$41,321	$45	$-	$-	$41,321	$45
Government agency	21,610	8	-	-	21,610	8
	$62,931	$53	$-	$-	$62,931	$53

As of December 31, 2011:
Available for Sale:
Debt securities:
Corporate	$38,276	$124	$-	$-	$38,276	$124
Government agency	23,425	12	-	-	23,425	12
	$61,701	$136	$-	$-	$61,701	$136

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$88,271	$88,241	$70,902	$70,794
Due after one year through five years	502	500	9,062	9,038
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$88,773	$88,741	$79,964	$79,832

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three months ended March 31, 2012 and 2011.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Proceeds from sales and maturities	$27,196	$14,517
Realized gains	-	-
Realized losses	-	-

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Convertible notes	$16,545	$16,545
Non-recourse debt	191,768	211,352
Total debt	208,313	227,897
Less current position	17,332	19,267
Total long-term debt	$190,981	$208,630

(a) Convertible Notes

The Company has $16.5 million of the 5.75% Convertible Notes (5.75% Convertible Notes) outstanding as of March 31, 2012. The 5.75% Convertible Notes originated from an August 2007 private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of March 31, 2012 and December 31, 2011. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

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

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of March 31, 2012.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of March 31, 2012 and December 31, 2011, the outstanding principal balances on Sensipar and Mimpara- secured non-recourse debt were $108.7 million and $126.8 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen providing a royalty advance of $145.0 million in September 2011 (Sensipar Notes). These three transactions are summarized below.

As of March 31, 2012 and December 31, 2011, the outstanding principal balances on the Class A Notes were $0, respectively. In December 2004, the Company completed a private placement of the Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. The Class A Notes were paid in full on March 30, 2011 and as such there is no outstanding principal balance as of March 31, 2012 or December 31, 2011.

The outstanding principal balances on the Class B Notes, were $0, as of March 31, 2012 and December 31, 2011, respectively. In August 2007, the Company completed a private placement of $100.0 million in Class B Notes. The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrued interest at an annual rate of 15.5%. The Class B Notes were secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes was royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and had the same terms and rights as the Class B Notes, except that interest on the PIK Notes began to accrue from the date that such PIK Notes were issued. The Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value and as such there is no outstanding principal balance as of March 31, 2012 or December 31, 2011.

The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (Sensipar Notes). After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying royalties to the Company. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with the offering. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. As of March 31, 2012, the Company classified $16.3 million of the Sensipar Notes as current based on royalty payments accrued as of March 31, 2012. Accrued interest on the Sensipar Notes was approximately $1.2 million and $1.4 million as of March 31, 2012 and December 31, 2011, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Preotact-Secured Non-recourse Debt

As of March 31, 2012 and December 31, 2011, the outstanding principal balances on Preotact-secured debt were $46.9 million and $48.3 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial up-front purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $391,000 and $716,000 as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, $40.7 million has been paid to DRI. The repayment of the $46.9 million principal as of March 31, 2012, is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 13.3%. The Preotact-secured debt is non-recourse to the Company.

REGPARA-Secured Non-recourse Debt

As of March 31, 2012 and December 31, 2011, the outstanding principal balances on REGPARA-secured debt were $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 10 years. Accrued interest under the DRI agreement was $1.7 million and $4.0 million as of March 31, 2012 and December 31, 2011, respectively. Through March 31, 2012, $15.6 million has been paid to DRI. The repayment of the remaining $36.3 million principal as of March 31, 2012, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 18.5%. The REGPARA-secured debt is non-recourse to the Company.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of March 31, 2012 and December 31, 2011. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

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

(9) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of March 31, 2012, the performance criteria of 340,270 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $284,000 and $66,000 of compensation expense during the three months ended March 31, 2012 and 2011, respectively, related to these options.

The Company recognized $1.9 million and $951,000 of compensation expense during the three months ended March 31, 2012 and 2011, respectively, related to all stock based compensation. As of March 31, 2012, there was $13.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.77 years.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of March 31, 2012, except for the 340,270 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three months ended March 31, 2012 and 2011, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

(10) Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (ASU 2011- 08). The update allows companies to waive comparing the fair value of a reporting unit to its carrying amount in assessing the recoverability of goodwill if, based on qualitative factors, it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), an amendment to Accounting Standards Codification (ASC) Topic 220, Comprehensive Income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this ASU on January 1, 2012. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), an amendment to FASB ASC Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. This ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of the condensed consolidated financial statements, financial condition and results of operations of NPS in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying notes included in our filings with the SEC, including our 2011 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, any anticipated timelines for making FDA or other regulatory filings or submissions, or with respect to completion of milestones or targets with respect to regulatory filings, clinical studies, preclinical work and related matters, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate or to discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those described in the forward-looking statements due to a number of factors, including:

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

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Risk Factors," which address these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Gattex (teduglutide) is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. In November 2011, we submitted a New Drug Application (NDA) to the U.S. FDA seeking marketing approval of Gattex for the treatment of adult short bowel syndrome (SBS). On January 30, 2012, the FDA accepted for review our NDA that we submitted for Gattex for the treatment of SBS in the United States. We subsequently received the Filing Review Notification, also referred to as the Day 74 letter, which designated a standard 10-month review timeline and a FDA Prescription Drug User Fee Act (PDUFA) target action date of September 30, 2012. NPS recently received confirmation from FDA that it will convene an advisory committee meeting with respect to the Gattex NDA and scheduling activities are ongoing. NPS was also advised that FDA will hold its Mid-cycle Review Meeting soon. If the advisory committee meeting cannot be scheduled in a timely manner or if additional information is solicited by FDA, the current PDUFA target action date of September 30, 2012 could be extended.

Natpara is our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphorus in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone. In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we intend to submit a Biologic License Application (BLA) to the U.S. FDA seeking marketing approval of Natpara toward the end of 2012.

While SBS and hypoparathyoridism are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications associated with and the chronic nature of these disorders.

We have incurred cumulative losses from inception through March 31, 2012 of approximately $1.0 billion. We expect to continue to incur significant operating losses over at least the next few years as we continue our current and anticipated development projects. Activities that will impact our future operating losses include current and future clinical trials with Gattex, Natpara, NPSP790 and NPSP 795; activities to obtain FDA approval to market Gattex and Natpara in the U.S.; and commercial manufacturing and pre-launch costs for Gattex and Natpara in the U.S.

Results of Operations

Three Months Ended March 31, 2012 and 2011

The following table summarizes selected operating statement data for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Royalties	$22,924	$18,551
Milestones and license fees	-	5,025
Total revenues	$22,924	$23,576

Operating expenses:
Cost of license fees	$-	$2,538
Research and development	$20,199	$14,905
% of total revenues	88%	63%
General and administrative	$7,770	$5,076
% of total revenues	34%	22%

Revenues. Substantially all our revenues are from royalties, license fees and milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $22.9 million for the quarter ended March 31, 2012 compared to $23.6 million for the quarter ended March 31, 2011. We recognized revenue under our research and license agreements during the three months ended March 31, 2012 and 2011, respectively, as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$18,678	$14,265
Preotact (parathyroid hormone (PTH 1-84))	1,806	2,237
Regpara (cinacalcet HCl)	1,854	1,598
Nucynta (tapentadol)	586	449
Other	-	2
Total royalties	22,924	18,551

Milestones and license fees:
Teduglutide	-	5,000
Other	-	25
Total milestones and license fees	-	5,025

Total revenues	$22,924	$23,576

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended March 31, 2012 was primarily due to increased global demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. We will not receive any such royalty payments until the Sensipar Notes are repaid.

For the three months ended March 31, 2012 and 2011, our revenues related to our agreement with Nycomed for Preotact were $1.8 million and $2.2 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to reductions in the reimbursement rates and demand of Preotact in certain European countries as well as the negative impact of foreign currency exchange rates for the quarter. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the Preotact-secured debt is repaid.

During the three months ended March 31, 2012 and 2011, we recognized royalty revenue of $1.9 million and $1.6 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

During the three months ended March 31, 2012 and 2011, we recognized royalty revenue of $586,000 and $449,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the three months ended March 31, 2012 was primarily due to increased demand.

For the three months ended March 31, 2012 and 2011, our revenues related to our agreement with Nycomed for teduglutide were $0 and $5.0 million in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the three months ended March 31, 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party upon the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $0 and $2.5 million during the three months ended March 31, 2012 and 2011, respectively.

Research and Development. Our research and development expenses are primarily comprised of personnel and third-party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval. For the three months ended March 31, 2012, our research and development expenses increased to $20.2 million from $14.9 million for the three months ended March 31, 2011. The increase in research and development expenses primarily related to an increase of $2.6 million of costs for the commercial production of Gattex and a $1.7 million increase in personnel related costs primarily due to the advancement of our registration programs for Gattex and Natpara.

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $7.8 million for the three months ended March 31, 2012 from $5.1 million for the three months ended March 31, 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to pre-launch activities for Gattex.

Interest Income. Interest income increased to $84,000 for the three months ended March 31, 2012 from $81,000 from the comparative period in 2011.

Interest Expense. Our interest expense for the three months ended March 31, 2012 decreased to $5.5 million compared to $10.2 million for the three months ended March 31, 2011. Our long-term royalty forecasts for Preotact and REGPARA are used in conjunction with the calculation of interest expense related to our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payments of $46.2 million and $150.3 million on the Class A and B Notes, respectively, during 2011 ($5.8 million), (ii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes during 2011 ($458,000) and (iii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($1.1 million). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($2.6 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA associated with the non-recourse debt ($100,000).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	March 31,	December 31,
	2012	2011
Cash, cash equivalents, and marketable investment securities	$137,714	$162,233
Total assets	183,319	213,980
Current debt	17,332	19,267
Non-current debt	190,981	208,630
Stockholders' deficit	$(54,383)	$(46,116)

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. We expect that our existing capital resources including interest earned thereon will be sufficient to fund our current and planned operations through at least the next twelve months; however, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials or commercial launch, which could lead to a disruption or cessation of the clinical trials or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Gattex, Natpara, NPSP790 and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through March 31, 2012, we have recognized $647.7 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $774.8 million from the sale of equity securities for cash and $738.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $137.7 million at March 31, 2012. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The following table summarizes our cash flow activity for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash used in operating activities	$(23,864)	$(15,942)
Net cash used in investing activities	$(9,881)	$(10,098)
Net cash provided by (used in) financing activities	$324	$(4,088)

Net cash used in operating activities was $23.9 million and $15.9 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. Substantially all of our royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations.

Net cash used in investing activities was $9.9 million and $10.1 million during the three months ended March 31, 2012 and 2011, respectively. The cash used in investing activities during the three months ended March 31, 2012 and 2011, was primarily the result of investing excess cash that was not currently required to fund operations. Capital expenditures for the three months ended March 31, 2012 and 2011 were $532,000 and $325,000, respectively.

Net cash provided by financing activities was $324,000 for the three months ended March 31, 2012 compared to cash used in financing of $4.1 million during the three months ended March 31, 2011. Cash provided by financing activities during the three months ended March 31, 2012 primarily consisted of the $324,000 received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash used in financing activities during 2011 was primarily due to making principal and cash sweep premium payments on our Class A Notes, principal payments on our Class B Notes and DRI Preotact-secured Non-recourse debt totaling $55.8 million. These payments were partially offset by decreases in our restricted cash and cash equivalents of $50.8 million due to making the debt payments described above and by cash received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan of approximately $884,000.

We could receive future milestone payments from all our agreements of up to $206.5 million in the aggregate if each of our current licensees accomplishes the specified research, development and/or sales milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

We have entered into certain license agreements that may require us to pay milestone payments or royalties. For example, we are required to make royalty payments to certain licensors on Gattex net sales and cinacalcet HCl royalty revenues. We expect to enter into additional sponsored research and license agreements in the future.

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Form 10-K.

New Accounting Standards

Refer to Note 10 in "Notes to Condensed Consolidated Financial Statements" for a discussion of new accounting standards.

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

Our 5.75% Convertible Notes due 2014 and our 9% non-recourse Sensipar Notes, each have a fixed interest rate. As of March 31, 2012, our Convertible Notes and Sensipar Notes had $16.5 million and $108.7 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial-scale manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the March 31, 2012 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2012, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of March 31, 2012.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.
Exhibit Number	Description of Document
10.1*	Nonemployee Director Compensation Program
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
(1)

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

NPS PHARMACEUTICALS, INC.

Date: May 3, 2012	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Nonemployee Director Compensation Program PDF
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)

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