Form 10-Q
period 2012-06-30
NPS PHARMACEUTICALS INC
filed 2012-08-01
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at July 26, 2012
Common Stock $.001 par value	86,345,416

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$30,684	$82,401
Marketable investment securities	79,684	79,832
Accounts receivable	56,700	29,532
Prepaid expenses	4,685	6,174
Other current assets	1,058	1,689
Total current assets	172,811	199,628

Property and equipment, net	4,188	4,346
Goodwill	9,429	9,429
Debt issuance costs, net	495	577
Total assets	$186,923	$213,980

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$34,763	$24,336
Current portion of non-recourse debt	7,765	19,267
Total current liabilities	42,528	43,603
Convertible notes payable	16,545	16,545
Non-recourse debt, less current portion	166,340	192,085
Other liabilities	6,768	7,863
Total liabilities	232,181	260,096

Commitments and contingencies (notes 6 and 8)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 86,345,416 shares and
86,081,167 shares, respectively	86	86
Additional paid-in capital	948,312	944,344
Accumulated other comprehensive loss	2	(96)
Accumulated deficit	(993,658)	(990,450)
Total stockholders' deficit	(45,258)	(46,116)
Total liabilities and stockholders' deficit	$186,923	$213,980

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Royalties	$28,517	$27,210	$51,441	$45,761
Sale of royalty rights	25,000	-	25,000	-
Milestones and license fees	-	-	-	5,025
Total revenues	53,517	27,210	76,441	50,786

Operating expenses:
Cost of royalties	-	500	-	500
Cost of license fees	-	-	-	2,538
Research and development	32,641	17,135	52,840	32,040
General and administrative	9,670	5,539	17,440	10,615
Total operating expenses	42,311	23,174	70,280	45,693
Operating income	11,206	4,036	6,161	5,093
Other income (expense):
Interest income, net	76	109	160	190
Interest expense	(4,467)	(10,330)	(10,001)	(20,561)
Other	540	53	472	14
Total other expense, net	(3,851)	(10,168)	(9,369)	(20,357)
Income (loss) before income tax expense	7,355	(6,132)	(3,208)	(15,264)
Income tax expense	-	-	-	18
Net income (loss)	$7,355	$(6,132)	$(3,208)	$(15,282)

Net income (loss) per common and potential common share
Basic	$0.08	$(0.07)	$(0.04)	$(0.20)
Diluted	$0.08	$(0.07)	$(0.04)	$(0.20)

Weighted average common and potential common
shares outstanding:
Basic	86,903	83,200	86,880	75,691
Diluted	91,470	83,200	86,880	75,691

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$7,355	$(6,132)	$(3,208)	$(15,282)
Other comprehensive income:
Foreign currency translation gain (loss)	2	-	(5)	(3)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses)
arising during period	4	(8)	103	28
Other comprehensive income (loss)	6	(8)	98	25
Comprehensive income (loss)	$7,361	$(6,140)	$(3,110)	$(15,257)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,208)	$(15,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	169
Accretion of premium (discount) on marketable investment securities	1,125	691
Non-cash interest expense	9,524	7,895
Non-cash royalties	(34,561)	(7,996)
Compensation expense on share-based awards	3,456	2,024
Realized gain on sale of marketable investment securities	(3)	-
(Increase) decrease in operating assets:
Accounts receivable	(40,731)	(4,106)
Prepaid expenses, other current assets and other assets	2,120	(2,639)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	12,127	(4,095)
Other liabilities	(1,095)	(960)
Net cash used in operating activities	(50,725)	(24,299)

Cash flows from investing activities:
Sales of marketable investment securities	2,526	240
Maturities of marketable investment securities	54,056	38,031
Purchases of marketable investment securities	(57,453)	(47,041)
Acquisitions of property and equipment	(628)	(1,022)
Net cash used in investing activities	(1,499)	(9,792)

Cash flows from financing activities:
Principal payments on debt	-	(64,262)
Net proceeds from the sale of common stock and exercise of stock options	512	108,060
Decrease in restricted cash and cash equivalents	-	50,784
Net cash provided by financing activities	512	94,582

Effect of exchange rate changes on cash	(5)	(3)

Net (decrease) increase in cash and cash equivalents	(51,717)	60,488
Cash and cash equivalents at beginning of period	82,401	77,170
Cash and cash equivalents at end of period	$30,684	$137,658

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$474	$20,806
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains on marketable investment securities	101	28
Accrued acquisition of property and equipment	88	128
Noncash reductions of debt	37,247	-
Accrued offering costs	-	129
Conversion of 5.75% convertible notes	-	33,260

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2012.

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

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2012. The Company did not have any material recognized or non-recognized subsequent events.

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The Company has the potential to earn a $5.0 million milestone payment upon the FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through June 30, 2012, Amgen has paid the Company $21.0 million in milestone payments, of which $0 were recognized during the three or six months ended June 30, 2012 and 2011, respectively. The Company recognized royalties from product sales of $23.6 million and $42.3 million during the three and six months ended June 30, 2012, respectively and $22.6 million and $36.9 million during the three and six months ended June 30, 2011, respectively, under the contract.

The Company receives a royalty from Amgen that represents a percentage in the high single digits to low double digits of Amgen's sales of cinacalcet HCl. This agreement was amended in June 2012, whereby the Company exchanged its rights to receive royalties under the license agreement that are earned after December 31, 2018 in all countries except for Japan, China, North Korea, South Korea and Taiwan in return for a one-time non-refundable $25.0 million payment that the Company received in July 2012. The agreement with Amgen is effective until the expiration of the last patent. Amgen has a right to terminate upon 90 days written notice to the Company, and either party may terminate upon material default by the other party subject to a right to cure such default (see note 6).

(b) GlaxoSmithKline

In 2011, the Company formed an agreement with GlaxoSmithKline (GSK) that terminated and replaced a 1993 collaborative research and license agreement between the Company and GSK, which focused on the discovery and development of small molecule antagonists of the calcium receptor that increase secretion of parathyroid hormone (calcilytics). Under the 2011 agreement, GSK assigned to the Company the investigational new drug filings for two Phase 1 calcilytic compounds, NPSP790 and NPSP795. The Company believes calcilytics may have clinical application in treating rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia with hypercalciuria (ADHH). Under this agreement, the Company owes royalties on net sales that could represent a percentage in the low single digits.

Ronacaleret (751689) is a calcilytic compound developed under the November 1993 agreement with GSK for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The 2011 agreement also expands GSK's licensed field of research for Ronacaleret to include stem cell transplants, in addition to osteoporosis and other bone disorders. Under the terms of the 2011 agreement, the Company has the potential to earn up to $11.5 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales that could represent a percentage in the high single digits to low double digits of sales. The Company has the potential to earn the next product development milestone of $1.0 million upon the decision by GSK to continue development in the first indication following the proof of concept trial. The remaining product development milestones vary by additional indications and pertain to successful proof of concept trials, acceptance of regulatory filings, and the first commercial sale of each indication. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin, formerly Kirin Pharma, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin is responsible for all costs of developing and commercializing products. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Hakko Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Through June 30, 2012, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments, none of which were recognized during the three or six months ended June 30, 2012 or 2011. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl as REGPARA® in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participated in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue during the three or six months ended June 30, 2012 or 2011, and earned royalty revenue of $2.3 million and $4.1 million during the three and six months ended June 30, 2012, respectively and $1.9 million and $3.5 million during the three and six months ended June 30, 2011, respectively.

The Company earns a royalty from Kyowa Hakko Kirin that represents a percentage in the single digits of sales. The agreement with Kyowa Hakko Kirin is effective until expiration of the last patent. Kyowa Hakko Kirin has a right to terminate upon 90 days written notice to the Company, and either party may terminate upon material default by the other party subject to a right to cure such default. Certain agreements between the Company and DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6).

(d) Nycomed

Teduglutide

In September 2007, the Company entered into a license agreement with Nycomed Danmark ApS, a Takeda Company since October 2011 (Nycomed) in which the Company granted Nycomed the right to develop and commercialize teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. Teduglutide, (planned brand name Gattex®) is a novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. The Company has been developing teduglutide for the treatment of adults with short bowel syndrome (SBS). The Company also believes teduglutide's mechanism of action offers future development opportunities within intestinal rehabilitation, such as pediatric SBS and complications associated with preterm births. In June 2012, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion, recommending the granting of a marketing authorization for the medicinal product teduglutide (tradename in Europe: Revestive®) as a once-daily treatment for adult patients with short bowel syndrome (SBS). The marketing authorization application was submitted in March 2011.

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

During the six months ended June 30, 2011, Nycomed paid the Company $5.0 million for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market Revestive as a once-daily subcutaneous treatment for SBS. Additionally, under a previously existing licensing agreement with a third party, the Company paid $2.4 million during the six months ended June 30, 2011 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. The Company recognized revenue from this milestone payment due to the achievement of an as agreed-upon event of a substantive step in the development process and due to the amount of the milestone payment approximated the fair value of achieving the milestone.

Under the terms of the agreement, the Company has the potential to earn up to $170.0 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales. The Company has the potential to earn the next product development milestone of $5.0 million upon the launch of Revestive for adult SBS in the first major EU country. The remaining product development milestones vary by additional indications and pertain to successful proof-of-concept studies, acceptance of regulatory filings, and launch of product in the first major EU country. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Cumulatively through June 30, 2012, the Company has received $40.0 million in license fees and milestone payments from Nycomed under the license agreement of which none were received during the three or six months ended June 30, 2012 and none and $5.0 million were received during the three and six months ended June 30, 2011, respectively.

The Company is entitled to receive a royalty from Nycomed, net of related payments to the licensor of certain intellectual property, that represents a percentage (i) in the teens of Nycomed's net sales of teduglutide during the longer of the first ten years of sales in a particular country or the expiration of certain patents in such country, and (ii) in the single-digits thereafter until twenty years of sales in a particular country. The license agreement with Nycomed is effective on a country by country basis for the longer of twenty years from first commercial sale or the expiration of the last patent. Prior to the first commercial sale, Nycomed may terminate upon 180 days written notice to the Company. Following the first commercial sale, Nycomed must provide 365-day written notice in order to terminate. If the Company receives such a termination notice, the Company may terminate the agreement at any time prior to the expiration of Nycomed's requisite notice period. Either party may terminate upon material breach by the other party subject to a right to cure such breach.

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

Preotact® (parathyroid hormone 1-84)

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® (recombinant parathyroid hormone 1-84) in Europe. The agreement requires Nycomed to pay the Company up to 22.0 million Euros in milestone payments upon regulatory approvals and achievement of certain sales targets and pay the Company royalties on product sales. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize Preotact in all non-U.S. territories, excluding Japan and Israel; however, Nycomed's licensed rights in Canada and Mexico, revert back to the Company if the Company receives regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Pursuant to the Company's 2007 license agreement with Nycomed, as described below, Nycomed assumed NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. Cumulatively through June 30, 2012, the Company has received 7.1 million Euros in milestone payments from Nycomed under the 2004 and 2007 agreements, all of which have been recognized as revenue and none have been received during the three or six months ended June 30, 2012 or 2011. Under the terms of the agreement, the Company has the potential to earn up to 14.8 million Euros in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones. The Company has the potential to earn the next product development milestone of 311,000 Euros upon the approval for reimbursement of Preotact in France. The remaining sales milestone pertains to reaching a certain sales threshold for Preotact. The future milestones are tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

The Company earns a royalty from Nycomed that represents a percentage, depending on the amount of sales of Preotact, in the teens to low twenties of the Nycomed net sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement with Nycomed is effective on a country by country basis for the longer of fifteen years from first commercial sale or the expiration of the last patent. If Nycomed reasonably determines that it has no prospects for making a reasonable profit under the 2007 Agreement, and it is unable to agree to terms on a renegotiated agreement with the Company within eight weeks, Nycomed may terminate the agreement by providing the Company with six months prior written notice; provided, however, that, upon any such termination the ownership of all rights to Preotact technology, products, regulatory filings and know-how will revert to the Company. Either party may terminate upon material breach by the other party subject to a right to cure such breach. Certain agreements with DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6). The Company recognized royalties from product sales of $1.9 million and $3.7 million during the three and six months ended June 30, 2012, respectively, and $2.3 million and $4.5 million during the three and six months ended June 30, 2011, respectively, under the contract. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and the Company has been informed that as a result Nycomed expects to experience an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation.

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. (Janssen) pertaining to certain NPS patents. Under this agreement, Janssen is required to pay the Company royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which the Company has patents whose claims cover such sales. Janssen paid the Company an $8.0 million fee and agreed to pay low single-digit royalties on worldwide product sales. Tapentadol is currently sold in the U.S. under the trade names NUCYNTA® and NUCYNTA ER®. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. The Company recognized royalty revenue of $775,000 and $1.4 million during the three and six months ended June 30, 2012, respectively and $494,000 and $943,000 during the three and six months ended June 30, 2011, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted Roche a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through June 30, 2012, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company recognized no revenue during the three and six months ended June 30, 2012 and 2011, respectively.

(g) In-License and Purchase Agreements

The Company has in-licensed certain patents and may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $8.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $5.6 million and $1.0 million at June 30, 2012 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

(3) Income (Loss) Per Common Share

The following table sets forth the components of basic and diluted income per common share for the three months ended June 30, 2012 due to a net income for the three month period (in thousands, except per share data):
Three
Months Ended
June 30, 2012
EPS Numerator - Basic:
Net income	$7,355
EPS Denominator - Basic:
Weighted-average number of shares of common
stock outstanding	86,903
EPS Numerator - Diluted:
Net income	7,355
Adjustment for interest and financing costs:
Convertible notes	244
Net income	$7,599
EPS Denominator - Diluted:
Weighted-average number of shares of common
stock outstanding	86,903
Effect of dilutive securities:
Stock options and awards	1,526
Convertible debt	3,041
Dilutive potential common shares	4,567
Weighted-average common shares and dilutive
potential common shares	91,470
Basic net income per common share	$0.08
Diluted net income per common share	$0.08

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

Potential common shares of approximately 3.4 million and 7.6 million during the three and six months ended June 30, 2012, respectively and 7.7 million and 10.0 million during the three and six months ended June 30, 2011, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 0 and 3.0 million common shares for the three and six months ended June 30, 2012, respectively and 3.9 million and 6.4 million common shares for the three and six months ended June 30, 2011, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 3.4 million and 4.6 million common shares, for the three and six months ended June 30, 2012, respectively, and 3.8 million and 3.6 million common shares, for the three and six months ended June 30, 2011, respectively.

(4) Fair Value Measurement

The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Inputs are unobservable and reflect the Company's assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$66,526	$13,158	$-	$79,684

As of December 31, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$50,824	$29,008	$-	$79,832

As of June 30, 2012 and December 31, 2011, the fair values of the Company's Level 2 securities were $13.2 million and $29.0 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days but less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of June 30, 2012 or December 31, 2011.

As of June 30, 2012 and December 31, 2011, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three or six months ended June 30, 2012 and 2011.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of a royalty liability to the Brigham and Women's Hospital related to sales of cinacalcet HCl using a discounted cash flow model is approximately $4.2 million and $6.6 million, respectively, at June 30, 2012 and $4.9 million and $7.6 million, respectively, at December 31, 2011.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$26,526	$16,545	$22,925	$16,545
Sensipar Notes	86,933	92,343	123,655	126,799
Preotact-Secured Debt	27,590	45,510	46,750	48,301
Regpara-Secured Debt	48,840	36,252	50,244	36,252
Total	$189,889	$190,650	$243,574	$227,897

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three and six months ended June 30, 2012 and 2011 and substantially all of the Company's accounts receivable balances at June 30, 2012 and December 31, 2011 were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of June 30, 2012:
Debt securities:
Corporate	$51,402	$6	$(34)	$51,374
Government agency	28,312	3	(5)	28,310
Total marketable investment securites	$79,714	$9	$(39)	$79,684

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2011:
Debt securities:
Corporate	$49,296	$1	$(124)	$49,173
Government agency	30,668	3	(12)	30,659
Total marketable investment securites	$79,964	$4	$(136)	$79,832

Marketable investment securities available for sale in an unrealized loss position as of June 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of June 30, 2012:
Available for Sale:
Debt securities:
Corporate	$37,624	$34	$-	$-	$37,624	$34
Government agency	14,601	5	-	-	14,601	5
	$52,225	$39	$-	$-	$52,225	$39

As of December 31, 2011:
Available for Sale:
Debt securities:
Corporate	$38,276	$124	$-	$-	$38,276	$124
Government agency	23,425	12	-	-	23,425	12
	$61,701	$136	$-	$-	$61,701	$136

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$79,714	$79,684	$70,902	$70,794
Due after one year through five years	-	-	9,062	9,038
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$79,714	$79,684	$79,964	$79,832

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three or six months ended June 30, 2012 and 2011.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$29,386	$23,754	$56,582	$38,271
Realized gains	3	-	3	-
Realized losses	-	-	-	-

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Convertible notes	$16,545	$16,545
Non-recourse debt	174,105	211,352
Total debt	190,650	227,897
Less current portion	7,765	19,267
Total long-term debt	$182,885	$208,630

(a) Convertible Notes

The Company has $16.5 million of the 5.75% Convertible Notes (5.75% Convertible Notes) outstanding as of June 30, 2012. The 5.75% Convertible Notes originated from an August 2007 private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of June 30, 2012 and December 31, 2011. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

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

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of June 30, 2012.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of June 30, 2012 and December 31, 2011, the outstanding principal balances on Sensipar and Mimpara-secured non-recourse debt were $92.3 million and $126.8 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen providing a royalty advance of $145.0 million in September 2011 (Sensipar Notes). These three transactions are summarized below.

As of June 30, 2012 and December 31, 2011, the outstanding principal balances on the Class A Notes were $0, respectively. In December 2004, the Company completed a private placement of the Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. The Class A Notes were paid in full on March 30, 2011 and as such there is no outstanding principal balance as of June 30, 2012 or December 31, 2011.

The outstanding principal balances on the Class B Notes, were $0, as of June 30, 2012 and December 31, 2011, respectively. In August 2007, the Company completed a private placement of $100.0 million in Class B Notes. The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrued interest at an annual rate of 15.5%. The Class B Notes were secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes was royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and had the same terms and rights as the Class B Notes, except that interest on the PIK Notes began to accrue from the date that such PIK Notes were issued. The Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value and as such there is no outstanding principal balance as of June 30, 2012 or December 31, 2011.

The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying NPS all royalties earned through December 31, 2018. As of June 30, 2012, the Company classified $6.0 million of the Sensipar Notes as current based on royalty payments accrued as of June 30, 2012. Accrued interest on the Sensipar Notes was approximately $1.0 million and $1.4 million as of June 30, 2012 and December 31, 2011, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Preotact-Secured Non-recourse Debt

As of June 30, 2012 and December 31, 2011, the outstanding principal balances on Preotact-secured debt were $45.5 million and $48.3 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial up-front purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $61,000 and $716,000 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, $42.5 million has been paid to DRI. The repayment of the $45.5 million principal as of June 30, 2012, is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 11.1%. The Preotact-secured debt is non-recourse to the Company. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and the Company has been informed that as a result Nycomed expects to experience an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation.

REGPARA-Secured Non-recourse Debt

As of June 30, 2012 and December 31, 2011, the outstanding principal balances on REGPARA-secured debt were $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 10 years. Accrued interest under the DRI agreement was $1.7 million and $4.0 million as of June 30, 2012 and December 31, 2011, respectively. Through June 30, 2012, $15.6 million has been paid to DRI. The repayment of the remaining $36.3 million principal as of June 30, 2012, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 19.1%. The REGPARA-secured debt is non-recourse to the Company.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of June 30, 2012 and December 31, 2011. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

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

(9) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of June 30, 2012, the performance criteria of 340,270 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $32,000 and $316,000 of compensation expense during the three and six months ended June 30, 2012, respectively and $11,000 and $77,000 of compensation expense during the three and six months ended June 30, 2011, respectively, related to these options.

The Company recognized $1.6 million and $3.5 million of compensation expense during the three and six months ended June 30, 2012, respectively and $1.1 million and $2.0 million of compensation expense during the three and six months ended June 30, 2011, respectively, related to all stock based compensation. As of June 30, 2012, there was $12.7 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.69 years.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of June 30, 2012, except for the 340,270 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and six months ended June 30, 2012 and 2011, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

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

Gattex (teduglutide) is our novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. In November 2011, we submitted a New Drug Application (NDA) to the U.S. FDA seeking marketing approval of Gattex for the treatment of adult short bowel syndrome (SBS). On January 30, 2012, the FDA accepted for review our NDA that we submitted for Gattex for the treatment of adult SBS in the United States. Our FDA Prescription Drug User Fee Act (PDUFA) target action date is September 30, 2012; however, by regulation the FDA can extend the PDUFA action date for a number of reasons. We have received a tentative date for an advisory committee meeting from FDA that is after September 30, 2012. A definitive date for the advisory committee meeting is expected to be published by FDA approximately 30 days prior to such meeting. We do not expect a decision on the Gattex NDA from the FDA before the fourth quarter of 2012.

Natpara is our recombinant full-length human parathyroid hormone (rhPTH (1-84)) that is in Phase 3 clinical development as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphorus in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone. In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we are preparing a Biologic License Application (BLA) for submission to the FDA seeking marketing approval of Natpara for hypoparathyroidism. Due to a technical production issue, we are presently unable to have batches of finished product manufactured that are within our specifications. The required manufacturing specifications related to the current problem are the same for Natpara as for Preotact, marketed in certain countries in the E.U. by our ex-US partner Nycomed (now part of Takeda). Previously, 140 consecutive production runs for the finished product of this compound had been produced over a five year period for our clinical trial supply and commercial supply of Preotact. NPS and Nycomed are working together with their suppliers to identify the cause of the out-of specification production runs. A number of actions are ongoing and we expect this issue will be resolved. We continue to plan for an end of 2012 BLA filing; however, if this manufacturing issue is not resolved in a timely manner, our expected BLA filing timeline may be delayed. This issue only pertains to finished product for commercial supply; we currently have sufficient clinical supplies to support our ongoing studies into at least mid-2013.

While SBS and hypoparathyoridism are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications associated with and the chronic nature of these disorders.

We have incurred cumulative losses from inception through June 30, 2012 of approximately $993.7 million. We expect to continue to incur significant losses over at least the next few years as we continue our current and anticipated development projects. Activities that will impact our future losses include current and future clinical trials with Gattex, Natpara, NPSP790 and NPSP795; activities to obtain FDA approval to market Gattex and Natpara in the U.S.; and commercial manufacturing, pre-launch and launch costs for Gattex and Natpara in the U.S.

Results of Operations

Three Months Ended June 30, 2012 and 2011

The following table summarizes selected operating statement data for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended
	June 30,
	2012	2011
Revenues:
Royalties	$28,517	$27,210
Sale of royalty rights	25,000	-
Total revenues	$53,517	$27,210

Operating expenses:
Cost of royalties	$-	$500
Research and development	$32,641	$17,135
% of total revenues	61%	63%
General and administrative	$9,670	$5,539
% of total revenues	18%	20%

Revenues. Substantially all our revenues are from royalties, license fees and milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $53.5 million for the quarter ended June 30, 2012 compared to $27.2 million for the quarter ended June 30, 2011. We recognized revenue under our research and license agreements during the three months ended June 30, 2012 and 2011, respectively, as follows (amounts in thousands):

	Three Months Ended
	June 30,
	2012	2011
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$23,577	$22,604
Regpara (cinacalcet HCl)	2,268	1,854
Preotact (parathyroid hormone (PTH 1-84))	1,897	2,258
Nucynta (tapentadol)	775	494
Total royalties	28,517	27,210

Sale of royalty rights:
Sensipar and Mimpara (cinacalcet HC1)	25,000	-
Total sale of royalty rights	25,000	-

Total revenues	$53,517	$27,210

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended June 30, 2012 was primarily due to increased global demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the three months ended June 30, 2012 and 2011, we recognized royalty revenue of $2.3 million and $1.9 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the three months ended June 30, 2012 and 2011, our revenues related to our agreement with Nycomed (now part of Takeda) for Preotact were $1.9 million and $2.3 million in royalty revenue, respectively. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the Preotact-secured debt is repaid. The decrease in royalty revenue was primarily due to the negative impact of foreign currency exchange rates for the quarter as well as reductions in the reimbursement rates and use of Preotact in certain European countries. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and we have been informed that as a result Nycomed expects to experience an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation. Because we previously monetized our Preotact royalty rights as non-recourse debt, declines in Preotact sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the three months ended June 30, 2012 and 2011, we recognized royalty revenue of $775,000 and $494,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the three months ended June 30, 2012 was primarily due to increased demand.

Cost of Royalties. We recorded cost of royalties of $0 and $500,000 during the three months ended June 30, 2012 and 2011, respectively. The cost of royalties during the three months ended June 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Research and Development. Our research and development expenses are primarily comprised of personnel and third-party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval.

We group our research and development expenses into two major categories: clinical development costs and product development costs.

Clinical development costs were $8.5 million and $8.4 million for the three months ended June 30, 2012 and 2011, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions. Product development costs were $18.6 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively. Product development costs are costs related to the drug needed for our clinical studies and commercial production of pre-launch inventory.

Unallocated research and development costs were $5.5 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that have not been allocated directly to each program. These costs relate to efforts on our clinical and preclinical products.

For the three months ended June 30, 2012, our research and development expenses increased to $32.6 million from $17.1 million for the three months ended June 30, 2011. The increase in research and development expenses primarily related to an increase of $14.0 million of costs for the commercial production of pre-launch Gattex and Natpara inventory and a $1.1 million increase in personnel and personnel related costs primarily due to the advancement of our registration programs for Gattex and Natpara.

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $9.7 million for the three months ended June 30, 2012 from $5.5 million for the three months ended June 30, 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to pre-launch activities for Gattex.

Interest Income. Interest income decreased to $76,000 for the three months ended June 30, 2012 from $109,000 from the comparative period in 2011.

Interest Expense. Our interest expense for the three months ended June 30, 2012 decreased to $4.5 million compared to $10.3 million for the three months ended June 30, 2011. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payments of $46.2 million and $150.3 million on the Class A and B Notes, respectively, during 2011 ($6.3 million), (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($1.7 million) and (iii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes during 2011 ($70,000). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($2.2 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA associated with the non-recourse debt ($87,000).

Six Months Ended June 30, 2012 and 2011

The following table summarizes selected operating statement data for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	Six Months Ended
	June 30,
	2012	2011
Revenues:
Royalties	$51,441	$45,761
Sale of royalty rights	25,000	-
Milestones and license fees	-	5,025
Total revenues	$76,441	$50,786

Operating expenses:
Cost of royalties	$-	$500
Cost of license fees	$-	$2,538
Research and development	$52,840	$32,040
% of total revenue	69%	63%
General and administrative	$17,440	$10,615
% of total revenue	23%	21%

Revenues. Our revenues were $76.4 million for the six months ended June 30, 2012 compared to $50.8 million for the six months ended June 30, 2011. We recognized revenue under our research and license agreements during the six months ended June 30, 2012 and 2011, respectively, as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2012	2011
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$42,255	$36,869
Regpara (cinacalcet HCl)	4,122	3,452
Preotact (parathyroid hormone (PTH 1-84))	3,703	4,495
Nucynta (tapentadol)	1,361	943
Other	-	2
Total royalties	51,441	45,761

Sale of royalty rights
Sensipar and Mimpara (cinacalcet HC1)	25,000	-
Total sale of royalty rights	25,000	-

Milestones and license fees:
Teduglutide	-	5,000
Other	-	25
Total milestones and license fees	-	5,025

Total revenues	$76,441	$50,786

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the six months ended June 30, 2012 was primarily due to increased global demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the six months ended June 30, 2012 and 2011, we recognized royalty revenue of $4.1 million and $3.5 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the six months ended June 30, 2012 and 2011, our revenues related to our agreement with Nycomed (now part of Takeda) for Preotact were $3.7 million and $4.5 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to the negative impact of foreign currency exchange rates for the quarter as well as reductions in the reimbursement rates and demand of Preotact in certain European countries. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the Preotact-secured debt is repaid. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and we have been informed that as a result Nycomed expects to experience an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation. Because we previously monetized our Preotact royalty rights as non-recourse debt, declines in Preotact sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the six months ended June 30, 2012 and 2011, we recognized royalty revenue of $1.4 million and $943,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the three months ended June 30, 2012 was primarily due to increased demand.

For the six months ended June 30, 2012 and 2011, our revenues related to our agreement with Nycomed for teduglutide were $0 and $5.0 million in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the six months ended June 30, 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

Cost of Royalties. We recorded cost of royalties of $0 and $500,000 during the six months ended June 30, 2012 and 2011, respectively. The cost of royalties during the six months ended June 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party upon the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $0 and $2.5 million during the six months ended June 30, 2012 and 2011, respectively.

Research and Development. Our research and development expenses are primarily comprised of personnel and third-party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval.

We group our research and development expenses into two major categories: clinical development costs and product development costs.

Clinical development costs were $16.4 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions. Product development costs were $24.9 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. Product development costs are costs related to the drugs needed for our clinical studies and commercial production of pre-launch inventory.

Unallocated research and development costs were $11.5 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that have not been allocated directly to each program. These costs relate to efforts on our clinical and preclinical products.

For the six months ended June 30, 2012, our research and development expenses increased to $52.8 million from $32.0 million for the six months ended June 30, 2011. The increase in research and development expenses primarily related to an increase of $17.0 million of costs for the commercial production of pre-launch Gattex and Natpara inventory and a $2.8 million increase in personnel and personnel related costs primarily due to the advancement of our registration programs for Gattex and Natpara.

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $17.4 million for the six months ended June 30, 2012 from $10.6 million for the six months ended June 30, 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to pre-launch activities for Gattex.

Interest Income. Interest income decreased to $160,000 for the six months ended June 30, 2012 from $190,000 from the comparative period in 2011.

Interest Expense. Our interest expense for the six months ended June 30, 2012 decreased to $10.0 million compared to $20.6 million for the six months ended June 30, 2011. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payments of $46.2 million and $150.3 million on the Class A and B Notes, respectively, during 2011 ($12.2 million), (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($2.8 million) and (iii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes during 2011 ($528,000). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($4.8 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA associated with the non-recourse debt ($187,000).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	June 30,	December 31,
	2012	2011
Cash, cash equivalents, and marketable investment securities	$110,368	$162,233
Total assets	186,923	213,980
Current debt	7,765	19,267
Non-current debt	182,885	208,630
Stockholders' deficit	$(45,258)	$(46,116)

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. We expect that our existing capital resources including interest earned thereon will be sufficient to fund our current and planned operations through at least the next twelve months; however, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, our regulatory filing or commercial launch, which could lead to a disruption or cessation of the clinical trials, delay of clinical filing or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Gattex, Natpara, NPSP790 and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We may need to raise additional funds to support our long-term research, product development, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, partnering of existing programs, monetizing of potential revenue streams, debt or equity financing and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through June 30, 2012, we have recognized $701.2 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $775.0 million from the sale of equity securities for cash and $738.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $110.4 million at June 30, 2012. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The following table summarizes our cash flow activity for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash used in operating activities	$(50,725)	$(24,299)
Net cash used in investing activities	$(1,499)	$(9,792)
Net cash provided by financing activities	$512	$94,582

Net cash used in operating activities was $50.7 million and $24.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. On June 29, 2012 we amended our agreement with Amgen whereby we will receive a one-time non-refundable $25 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen in August 2011, up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018. The Preotact and REGPARA royalty revenues are pledged to service the principal and interest on our non-recourse notes and are not available to fund operations.

Net cash used in investing activities was $1.5 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively. The cash used in investing activities during the six months ended June 30, 2012 and 2011, was primarily the result of investing excess cash that was not currently required to fund operations. Capital expenditures for the six months ended June 30, 2012 and 2011 were $628,000 and $1.0 million, respectively.

Net cash provided by financing activities was $512,000 and $94.6 million for the six months ended June 30, 2012 and 2011, respectively. Cash provided by financing activities during the six months ended June 30, 2012 primarily consisted of the $512,000 received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash provided by financing activities during the six months ended June 30, 2011 primarily consisted of the $106.9 million received from the public sale of common shares in April 2011 and approximately $1.1 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes and DRI Preotact-secured Non-recourse debt totaling $64.3 million.

We could receive future milestone payments from all our agreements of up to $205.4 million in the aggregate if each of our current licensees accomplishes the specified research, development and/or sales milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Our 5.75% Convertible Notes due 2014 and our 9% non-recourse Sensipar Notes, each have a fixed interest rate. As of June 30, 2012, our Convertible Notes and Sensipar Notes had $16.5 million and $92.3 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes are affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial-scale manufacturing agreements which are denominated in Euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or Euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or Euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or Euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or Euro from the June 30, 2012 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2012, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of June 30, 2012.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.
Exhibit Number	Description of Document
10.1*+	Fifth Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated June 29, 2012
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
+	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
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

NPS PHARMACEUTICALS, INC.

Date: August 1, 2012	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2012	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*+	Fifth Amendment to the Development and License Agreement between the Registrant and Amgen Inc. dated June 29, 2012 PDF
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
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