Form 10-Q
period 2012-09-30
NPS PHARMACEUTICALS INC
filed 2012-11-09
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at November 6, 2012
Common Stock $.001 par value	86,647,326

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$52,072	$82,401
Marketable investment securities	66,651	79,832
Accounts receivable	28,074	29,532
Prepaid expenses	3,861	6,174
Other current assets	820	1,689
Total current assets	151,478	199,628

Property and equipment, net	4,097	4,346
Goodwill	9,429	9,429
Debt issuance costs, net	462	577
Total assets	$165,466	$213,980

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,586	$24,336
Current portion of non-recourse debt	6,981	19,267
Total current liabilities	29,567	43,603
Convertible notes payable	16,545	16,545
Non-recourse debt, less current portion	159,400	192,085
Other liabilities	6,695	7,863
Total liabilities	212,207	260,096

Commitments and contingencies (notes 6, and 8)
Stockholders' deficit:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 86,421,589 shares and
86,081,167 shares, respectively	86	86
Additional paid-in capital	950,126	944,344
Accumulated other comprehensive income (loss)	29	(96)
Accumulated deficit	(996,982)	(990,450)
Total stockholders' deficit	(46,741)	(46,116)
Total liabilities and stockholders' deficit	$165,466	$213,980

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Royalties	$27,012	$24,483	$78,453	$70,244
Sale of royalty rights	-	-	25,000	-
Milestones and license fees	7	19	7	5,044
Product sales	-	99	-	99
Total revenues	27,019	24,601	103,460	75,387

Operating expenses:
Cost of royalties	-	-	-	500
Cost of license fees	-	2	-	2,540
Research and development	17,957	20,227	70,797	52,267
General and administrative	8,329	6,413	25,769	17,028
Total operating expenses	26,286	26,642	96,566	72,335
Operating income (loss)	733	(2,041)	6,894	3,052
Other income (expense):
Interest income, net	64	70	224	260
Interest expense	(4,444)	(10,589)	(14,445)	(31,150)
Other	323	211	795	225
Total other expense, net	(4,057)	(10,308)	(13,426)	(30,665)
Loss before income tax expense	(3,324)	(12,349)	(6,532)	(27,613)
Income tax expense	-	-	-	18
Net loss	$(3,324)	$(12,349)	$(6,532)	$(27,631)

Net loss per common and potential common share
Basic	$(0.04)	$(0.14)	$(0.08)	$(0.35)
Diluted	$(0.04)	$(0.14)	$(0.08)	$(0.35)

Weighted average common and potential common
shares outstanding:
Basic	86,947	86,749	86,910	79,417
Diluted	86,947	86,749	86,910	79,417

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(3,324)	$(12,349)	$(6,532)	$(27,631)
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	35	(73)	135	(45)
Reclassification for recognized gain on marketable investment
securities during the period	-	-	3	-
Net unrealized gain (loss) on marketable investment securities	35	(73)	138	(45)
Foreign currency translation (loss) gain	(8)	11	(13)	8
Other comprehensive income (loss)	27	(62)	125	(37)
Comprehensive loss	$(3,297)	$(12,411)	$(6,407)	$(27,668)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,532)	$(27,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	799	293
Accretion of premium (discount) on marketable investment securities	1,550	1,024
Non-cash interest expense	13,727	11,768
Non-cash royalties	(45,878)	(30,653)
Loss on extinguishment of debt	-	646
Compensation expense on share based awards	4,879	3,006
Realized gain on sale of marketable investment securities	(3)	-
(Increase) decrease in operating assets:
Accounts receivable	(14,865)	17,717
Prepaid expenses, other current assets and other assets	3,182	(3,147)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	2,176	(2,480)
Other liabilities	(1,168)	(463)
Net cash used in operating activities	(42,133)	(29,920)

Cash flows from investing activities:
Sales of marketable investment securities	2,526	240
Maturities of marketable investment securities	76,914	63,568
Purchases of marketable investment securities	(67,668)	(47,645)
Acquisitions of property and equipment	(858)	(1,964)
Net cash provided by investing activities	10,914	14,199

Cash flows from financing activities:
Principal payments on debt	-	(215,033)
Proceeds from the issuance of non-recourse debt	-	145,000
Payment of debt issuance costs	-	(96)
Net proceeds from the sale of common stock and exercise of stock options	903	108,118
Decrease in restricted cash and cash equivalents	-	50,784
Net cash provided by financing activities	903	88,773

Effect of exchange rate changes on cash	(13)	8

Net (decrease) increase in cash and cash equivalents	(30,329)	73,060
Cash and cash equivalents at beginning of period	82,401	77,170
Cash and cash equivalents at end of period	$52,072	$150,230

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$714	$26,869
Cash paid for income taxes	-	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Unrealized gains on marketable investment securities	138	(45)
Accrued acquisition of property and equipment	45	231
Noncash reductions of debt	44,971	-
Conversion of 5.75% convertible notes	-	33,260

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2012.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2012. The Company did not have any material recognized or non-recognized subsequent events.

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. The Company has the potential to earn a $5.0 million milestone payment upon FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through September 30, 2012, Amgen has paid the Company $21.0 million in milestone payments, of which $0 were recognized during the three or nine months ended September 30, 2012 and 2011, respectively. The Company recognized royalties from product sales of $23.0 million and $65.2 million during the three and nine months ended September 30, 2012, respectively and $19.8 million and $56.6 million during the three and nine months ended September 30, 2011, respectively, under the contract.

The Company receives a royalty from Amgen that represents a percentage in the high single digits to low double digits of Amgen's sales of cinacalcet HCl. This agreement was amended in June 2012, whereby the Company exchanged its rights to receive royalties under the license agreement that are earned after December 31, 2018 in all countries except for Japan, China, North Korea, South Korea and Taiwan in return for a one-time non-refundable $25.0 million payment that the Company received in July 2012. The agreement with Amgen is effective until the expiration of the last patent. Amgen has a right to terminate the agreement upon 90 days written notice to the Company, and either party may terminate the agreement upon material default by the other party subject to a right to cure such default (see note 6).

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

Ronacaleret (751689) is a calcilytic compound developed under the November 1993 agreement with GSK for the research, development and commercialization of calcium receptor active compounds for the treatment of osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. The 2011 agreement also expands GSK's licensed field of research for Ronacaleret to include stem cell mobilization, in addition to osteoporosis and other bone disorders. Under the terms of the 2011 agreement, the Company has the potential to earn up to $11.5 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales that could represent a percentage in the high single digits to low double digits of sales. The Company has the potential to earn the next product development milestone of $1.0 million upon the decision by GSK to continue development in the first indication following the proof of concept trial. The remaining product development milestones vary by additional indications and pertain to successful proof of concept trials, acceptance of regulatory filings, and the first commercial sale of each indication. The future milestones are tied to events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin, formerly Kirin Pharma, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin is responsible for, and is incurring, all costs of developing and commercializing products under the agreement. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Any payments subsequent to June 2000 represent milestone and royalty payments. Through September 30, 2012, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments, none of which was recognized during the three or nine months ended September 30, 2012 or 2011. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl as REGPARA® in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participated in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue during the three or nine months ended September 30, 2012 or 2011, and earned royalty revenue of $2.3 million and $6.4 million during the three and nine months ended September 30, 2012, respectively and $2.0 million and $5.5 million during the three and nine months ended September 30, 2011, respectively.

The Company earns a royalty from Kyowa Hakko Kirin that represents a percentage in the single digits of sales. The agreement with Kyowa Hakko Kirin is effective until expiration of the last patent. Kyowa Hakko Kirin has a right to terminate the agreement upon 90 days written notice to the Company, and either party may terminate the agreement upon material default by the other party subject to a right to cure such default. Certain agreements between the Company and DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6).

(d) Nycomed

Teduglutide

In September 2007, the Company entered into a license agreement with Nycomed Danmark ApS, a Takeda Company since October 2011 (Nycomed), in which the Company granted Nycomed the right to develop and commercialize teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. Teduglutide, (planned brand name Gattex®) is a novel recombinant analog of GLP-2, a peptide involved in the regeneration and repair of the intestinal lining. The Company has been developing teduglutide for the treatment of adults with short bowel syndrome (SBS). A positive opinion was issued in June 2012 by the Committee for Medicinal Products for Human Use, followed by the European Commission granting European market authorization on August 30, 2012 for the medicinal product teduglutide (trade name in Europe: Revestive®) as a once-daily treatment for adult patients with SBS.

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

During the nine months ended September 30, 2011, Nycomed paid the Company $5.0 million for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market Revestive as a once-daily subcutaneous treatment for SBS. Additionally, under a previously existing licensing agreement with a third party, the Company paid $2.4 million during the nine months ended September 30, 2011 to the licensor and will be required to make future payments based on teduglutide royalties and milestone payments earned. The Company recognized revenue from this milestone payment due to the achievement of an as agreed-upon event of a substantive step in the development process and due to the amount of the milestone payment approximated the fair value of achieving the milestone.

Under the terms of the agreement, the Company has the potential to earn up to $170.0 million in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones plus royalties on product sales. The Company has the potential to earn the next product development milestone of $5.0 million upon the launch of Revestive for adult SBS in the first major EU country. The remaining product development milestones vary by additional indications and pertain to successful proof-of-concept studies, acceptance of regulatory filings, in addition to the launch of product in the first major EU country. The future milestones are tied to events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Cumulatively through September 30, 2012, the Company has received $40.0 million in license fees and milestone payments from Nycomed under the license agreement of which none was received during the three or nine months ended September 30, 2012 and none and $5.0 million was received during the three and nine months ended September 30, 2011, respectively.

The Company is entitled to receive a royalty from Nycomed, net of related payments to the licensor of certain intellectual property, that represents a percentage (i) in the teens of Nycomed's net sales of teduglutide during the longer of the first ten years of sales in a particular country or the expiration of certain patents in such country, and (ii) in the single-digits thereafter until twenty years of sales in a particular country. The license agreement with Nycomed is effective on a country by country basis for the longer of twenty years from first commercial sale or the expiration of the last patent. Prior to the first commercial sale, Nycomed may terminate the agreement upon 180 days written notice to the Company. Following the first commercial sale, Nycomed must provide 365 days written notice in order to terminate the agreement. If the Company receives such a termination notice, the Company may terminate the agreement at any time prior to the expiration of Nycomed's requisite notice period. Either party may terminate the agreement upon material breach by the other party subject to a right to cure such breach.

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

Preotact® (parathyroid hormone 1-84)

In 2004, the Company signed a distribution and license agreement with Nycomed in which the Company granted Nycomed the right to develop and market Preotact® (recombinant parathyroid hormone 1-84) in Europe. The agreement requires Nycomed to pay the Company up to 22.0 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets. The Company is also entitled to royalties on product sales. In July 2007, the Company entered into a new license agreement with Nycomed, pursuant to which the Company granted to Nycomed the right to commercialize Preotact in all non-U.S. territories, excluding Japan and Israel; however, Nycomed's licensed rights in Canada and Mexico, revert back to the Company if the Company receives regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which are similar to those under the 2004 distribution and license agreement. Nycomed is required to pay the Company royalties on sales of Preotact only in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Pursuant to the Company's 2007 license agreement with Nycomed, as described below, Nycomed assumed NPS' manufacturing and supply obligations and patent prosecution and maintenance obligations under the 2004 license agreement. Cumulatively through September 30, 2012, the Company has received 7.1 million euros in milestone payments from Nycomed under the 2004 and 2007 agreements, all of which had been recognized as revenue when received. None had been received during the three or nine months ended September 30, 2012 or 2011. Under the terms of the agreement, the Company has the potential to earn up to 14.8 million euros in future milestone payments upon the achievement of certain pre-specified product development and sales-based milestones. The Company has the potential to earn the next product development milestone of 311,000 euros upon the approval for reimbursement of Preotact in France. The remaining sales milestone pertains to reaching a certain sales threshold for Preotact. The future milestones are tied to events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved.

The Company earns a royalty from Nycomed that represents a percentage, depending on the amount of sales of Preotact, in the teens to low twenties of the Nycomed net sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. The 2007 license agreement with Nycomed is effective on a country by country basis for the longer of fifteen years from first commercial sale or the expiration of the last patent. If Nycomed reasonably determines that it has no prospects for making a reasonable profit under the 2007 Agreement, and it is unable to agree to terms on a renegotiated agreement with the Company within eight weeks, Nycomed may terminate the agreement by providing the Company with six months prior written notice; provided, however, that, upon any such termination the ownership of all rights to Preotact technology, products, regulatory filings and know-how will revert to the Company. Either party may terminate the agreement upon material breach by the other party subject to a right to cure such breach. Certain agreements with DRI Capital Inc., or DRI limit the Company's right to terminate this license (see note 6). The Company recognized royalties from product sales of $1.1 million and $4.8 million during the three and nine months ended September 30, 2012, respectively, and $2.1 million and $6.6 million during the three and nine months ended September 30, 2011, respectively, under the contract. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and the Company has been informed that as a result Nycomed is experiencing an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation.

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. (Janssen) pertaining to certain NPS patents. Under this agreement, Janssen is required to pay the Company royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which the Company has patents whose claims cover such sales. Janssen paid the Company an $8.0 million fee and agreed to pay low single-digit royalties on worldwide product sales. Tapentadol is currently sold in the U.S. under the trade names NUCYNTA® and NUCYNTA ER®. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. The Company recognized royalty revenue of $720,000 and $2.1 million during the three and nine months ended September 30, 2012, respectively and $638,000 and $1.6 million during the three and nine months ended September 30, 2011, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted Roche a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through September 30, 2012, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company recognized no revenue related to this agreement during the three and nine months ended September 30, 2012 and 2011, respectively.

(g) In-License and Purchase Agreements

The Company has in-licensed certain patents and may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $8.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $5.6 million and $1.0 million at September 30, 2012 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

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

Potential common shares of approximately 7.9 million and 7.8 million during the three and nine months ended September 30, 2012, respectively and 6.7 million and 8.9 million during the three and nine months ended September 30, 2011, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.0 million common shares for the three and nine months ended September 30, 2012, respectively and 3.0 million and 5.2 million common shares for the three and nine months ended September 30, 2011, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.9 million and 4.8 million common shares, for the three and nine months ended September 30, 2012, respectively, and 3.7 million common shares, for the three and nine months ended September 30, 2011, respectively.

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$56,788	$9,863	$-	$66,651

As of December 31, 2011:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$50,824	$29,008	$-	$79,832

As of September 30, 2012 and December 31, 2011, the fair values of the Company's Level 2 securities were $9.9 million and $29.0 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days but less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of September 30, 2012 or December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three or nine months ended September 30, 2012 and 2011.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of a royalty liability to the Brigham and Women's Hospital related to sales of cinacalcet HCl using a discounted cash flow model is approximately $4.3 million and $6.6 million, respectively, at September 30, 2012 and $4.9 million and $7.6 million, respectively, at December 31, 2011.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$28,272	$16,545	$22,925	$16,545
Sensipar Notes	81,719	86,354	123,655	126,799
Preotact-Secured Debt	27,482	43,775	46,750	48,301
Regpara-Secured Debt	46,935	36,252	50,244	36,252
Total	$184,408	$182,926	$243,574	$227,897

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and collateral is generally not required from these companies. Substantially all of the Company's revenues for the three and nine months ended September 30, 2012 and 2011 and substantially all of the Company's accounts receivable balances at September 30, 2012 and December 31, 2011 were from four licensees. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of September 30, 2012:
Debt securities:
Corporate	$45,262	$14	$(11)	$45,265
Government agency	21,384	3	(1)	21,386
Total marketable investment securites	$66,646	$17	$(12)	$66,651

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2011:
Debt securities:
Corporate	$49,296	$1	$(124)	$49,173
Government agency	30,668	3	(12)	30,659
Total marketable investment securites	$79,964	$4	$(136)	$79,832

Marketable investment securities available for sale in an unrealized loss position as of September 30, 2012 and December 31, 2011 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of September 30, 2012:
Available for Sale:
Debt securities:
Corporate	$29,844	$11	$-	$-	$29,844	$11
Government agency	6,083	1	-	-	6,083	1
	$35,927	$12	$-	$-	$35,927	$12

As of December 31, 2011:
Available for Sale:
Debt securities:
Corporate	$38,276	$124	$-	$-	$38,276	$124
Government agency	23,425	12	-	-	23,425	12
	$61,701	$136	$-	$-	$61,701	$136

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$64,444	$64,451	$70,902	$70,794
Due after one year through five years	2,202	2,200	9,062	9,038
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$66,646	$66,651	$79,964	$79,832

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three or nine months ended September 30, 2012 and 2011.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Proceeds from sales and maturities	$22,858	$25,537	$79,440	$63,808
Realized gains	-	-	3	-
Realized losses	-	-	-	-

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Convertible notes	$16,545	$16,545
Non-recourse debt	166,381	211,352
Total debt	182,926	227,897
Less current portion	6,981	19,267
Total long-term debt	$175,945	$208,630

(a) Convertible Notes

The Company has $16.5 million of its 5.75% Convertible Notes (5.75% Convertible Notes) outstanding as of September 30, 2012. The 5.75% Convertible Notes originated from an August 2007 private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. Accrued interest on the 5.75% Convertible Notes was $0 as of September 30, 2012 and December 31, 2011. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. On or after August 7, 2012, the Company may redeem any or all of the 5.75% Convertible Notes at a redemption price of 100% of their principal amount, plus accrued and unpaid interest to the day preceding the redemption date. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

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

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2012.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of September 30, 2012 and December 31, 2011, the outstanding principal balances on Sensipar and Mimpara-secured non-recourse debt were $86.3 million and $126.8 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen providing a royalty advance of $145.0 million in September 2011 (Sensipar Notes). These three transactions are summarized below.

As of September 30, 2012 and December 31, 2011, the outstanding principal balances on the Class A Notes were $0, respectively. In December 2004, the Company completed a private placement of the Class A Notes. The Company received net proceeds from the issuance of the Class A Notes of approximately $169.3 million, after deducting costs associated with the offering. The Class A Notes accrued interest at an annual rate of 8.0%. Additionally, the only source for interest payments and principal repayment of the Class A Notes was royalty and milestone payments received from Amgen. The Class A Notes were paid in full on March 30, 2011 and as such there is no outstanding principal balance as of September 30, 2012 or December 31, 2011.

The outstanding principal balances on the Class B Notes, were $0, as of September 30, 2012 and December 31, 2011, respectively. In August 2007, the Company completed a private placement of $100.0 million in Class B Notes. The Company received net proceeds from the issuance of the Class B Notes of approximately $97.0 million, after deducting costs associated with the offering. The Class B Notes accrued interest at an annual rate of 15.5%. The Class B Notes were secured by certain royalty and related rights of the Company under its agreement with Amgen for Sensipar and Mimpara (cinacalcet HC1). Additionally, the only source for interest payments and principal repayment of the Class B Notes was royalty and milestone payments received from Amgen and only after the Class A Notes were paid in full. Prior to repayment in full of the Class A Notes, interest on the Class B Notes was paid in kind through the issuance of notes (the PIK Notes) which were part of the same class and had the same terms and rights as the Class B Notes, except that interest on the PIK Notes began to accrue from the date that such PIK Notes were issued. The Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value and as such there is no outstanding principal balance as of September 30, 2012 or December 31, 2011.

The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying NPS all royalties earned through December 31, 2018. As of September 30, 2012, the Company classified $6.1 million of the Sensipar Notes as current based on royalty payments accrued as of September 30, 2012. Accrued interest on the Sensipar Notes was approximately $940,000 and $1.4 million as of September 30, 2012 and December 31, 2011, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Preotact-Secured Non-recourse Debt

As of September 30, 2012 and December 31, 2011, the outstanding principal balances on Preotact-secured debt were $43.8 million and $48.3 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of Preotact under its license agreement with Nycomed. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company.

In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Nycomed for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial up-front purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $98,000 and $716,000 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, $44.4 million has been paid to DRI. The repayment of the $43.8 million principal as of September 30, 2012, is secured solely by future royalty payments arising from sales of Preotact by Nycomed. The effective interest rate under the agreement, including debt issuance costs, is approximately 11.3%. The Preotact-secured debt is non-recourse to the Company. Due to a technical production issue, Nycomed is presently unable to have product meeting specifications manufactured and the Company has been informed that as a result, Nycomed is experiencing an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation.

REGPARA-Secured Non-recourse Debt

As of September 30, 2012 and December 31, 2011, the outstanding principal balances on REGPARA-secured debt were $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 10 years. Accrued interest under the DRI agreement was $1.4 million and $4.0 million as of September 30, 2012 and December 31, 2011, respectively. Through September 30, 2012, $19.7 million has been paid to DRI. The repayment of the remaining $36.3 million principal as of September 30, 2012, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 19.4%. The REGPARA-secured debt is non-recourse to the Company.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes. Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of September 30, 2012 and December 31, 2011. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of net operating losses and will expire three years from the filing of the tax return. In August 2012, the IRS completed its examination of the Company's U.S. federal income tax returns for the year ended December 31, 2009. There were no adjustments as a result of the examination. The Company is currently under audit by the State of New Jersey for the years 2007 to 2010. The Company does not expect any significant adjustments to its filed income tax returns.

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

(9) Stock Options

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of September 30, 2012, the performance criteria of 340,270 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $33,000 and $349,000 of compensation expense during the three and nine months ended September 30, 2012, respectively and $11,000 and $88,000 of compensation expense during the three and nine months ended September 30, 2011, respectively, related to these options. The next performance criteria could be met within the next six months and would trigger approximately $700,000 of compensation expense related these options.

The Company recognized $1.4 million and $4.9 million of compensation expense during the three and nine months ended September 30, 2012, respectively and $1.0 million and $3.0 million of compensation expense during the three and nine months ended September 30, 2011, respectively, related to all stock based compensation. As of September 30, 2012, there was $11.9 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.59 years.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of September 30, 2012, except for the 340,270 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and nine months ended September 30, 2012 and 2011, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

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

Overview

We are a biopharmaceutical company focused on bringing orphan products to patients with rare disorders and few, if any, therapeutic options. We are advancing two late-stage registration programs. A New Drug Application (NDA) is undergoing FDA review for Gattex® (teduglutide) as a treatment for adult short bowel syndrome (SBS) and a Biologic License Application is being prepared for Natpara® (rhPTH[1-84]) in adult hypoparathyroidism. Natpara was formerly referred to as NPSP558. Our earlier stage pipeline includes two calcilytic compounds, NPSP790 and NPSP795, with potential application in rare disorders, as well as a valuable royalty-based portfolio of marketed products and products in development.

Gattex (teduglutide) is a novel, recombinant analog of human glucagon-like peptide 2, a protein involved in the rehabilitation of the intestinal lining. In January 2011, we reported positive findings from a Phase 3 study, known as STEPS, which met the primary efficacy endpoint with a statistically significantly higher responder rate for Gattex versus placebo. A responder was defined as a 20 to 100 percent reduction in PN/IV fluid volume from baseline at Weeks 20 and 24. In November 2011, we submitted our NDA to the U.S. FDA seeking marketing approval of Gattex for the treatment of adult SBS in the United States. On January 30, 2012, the FDA accepted for review our NDA. On October 16, 2012, the FDA's Gastrointestinal Drugs Advisory Committee voted unanimously to recommend approval of Gattex for adults with SBS. The committee's recommendation will be considered by the FDA in its review of our NDA for Gattex. The Prescription Drug User Fee Act (PDUFA) date for completion of the review is December 30, 2012.

Natpara is our recombinant full-length human parathyroid hormone (rhPTH (1-84)). We have completed a Phase 3 registration study, with Natpara, as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphorus in their blood due to insufficient levels of endogenous parathyroid hormone (PTH). If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone. In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. Based on the REPLACE results, we are preparing a Biologic License Application (BLA) for submission to the FDA seeking marketing approval of Natpara for hypoparathyroidism. Due to a technical production issue, we are presently unable to have batches of finished product manufactured that are consistently within our specifications. The required manufacturing specifications related to the current problem are the same for Natpara as for Preotact, marketed in certain countries in the EU by our ex-US partner Nycomed (now part of Takeda). Previously, 140 consecutive production runs for the finished product of this compound had been produced over a five year period for clinical trial and commercial supplies. NPS and Nycomed are working together with their suppliers to identify the cause of the out-of-specification production runs. A number of actions are ongoing and we expect this issue will be resolved in advance of our BLA submission. This issue only pertains to finished product for commercial supply; we currently have sufficient clinical supplies to support our ongoing studies into early 2014.

In September 2012, we received a request from the Medical Device Division of the FDA to modify our instructions for using the injection pen device to deliver Natpara. The FDA has not requested any new clinical data or clinical studies of Natpara. The requested changes will require us to repeat our Human Factors/Usability Testing of the injection pen device using the modified instructions before submitting our BLA. We expect to submit our BLA for Natpara in mid-2013.

While SBS and hypoparathyoridism are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications associated with and the chronic nature of these disorders.

We have incurred cumulative losses from inception through September 30, 2012 of approximately $997.0 million. We expect to continue to incur significant losses over at least the next few years as we continue our current and anticipated development projects. Activities that will impact our future losses include current and future clinical trials with Gattex, Natpara, NPSP790 and NPSP795; activities to obtain FDA approval to market Gattex and Natpara in the U.S.; and commercial manufacturing, pre-launch and launch costs for Gattex and Natpara in the U.S.

Results of Operations

Three Months Ended September 30, 2012 and 2011

The following table summarizes selected operating statement data for the three months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended
	September 30,
	2012	2011
Revenues:
Royalties	$27,012	$24,483
Milestones and licence fees	7	19
Product sales	-	99
Total revenues	$27,019	$24,601

Operating expenses:
Cost of license fees	$-	$2
Research and development	$17,957	$20,227
% of total revenues	66%	82%
General and administrative	$8,329	$6,413
% of total revenues	31%	26%

Revenues. Substantially all our revenues are from royalties, license fees and milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Our revenues were $27.0 million for the quarter ended September 30, 2012 compared to $24.6 million for the quarter ended September 30, 2011. We recognized revenue under our research and license agreements during the three months ended September 30, 2012 and 2011, respectively, as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2012	2011
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$22,976	$19,780
Regpara (cinacalcet HCl)	2,259	2,010
Preotact (parathyroid hormone (PTH 1-84))	1,057	2,055
Nucynta (tapentadol)	720	638
Total royalties	27,012	24,483

Product sales	-	99

Milestones and license fees:
Other	7	19
Total milestones and license fees	7	19

Total revenues	$27,019	$24,601

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended September 30, 2012 was primarily due to increased global demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the three months ended September 30, 2012 and 2011, we recognized royalty revenue of $2.3 million and $2.0 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the three months ended September 30, 2012 and 2011, our revenues related to our agreement with Nycomed (now part of Takeda) for Preotact were $1.1 million and $2.1 million in royalty revenue, respectively. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the Preotact-secured debt is repaid. The decrease in royalty revenue was primarily due to a technical production issue whereby, Nycomed is presently unable to have product meeting specifications manufactured and we have been informed that as a result Nycomed is experiencing an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation. Because we previously monetized our Preotact royalty rights as non-recourse debt, declines in Preotact sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the three months ended September 30, 2012 and 2011, we recognized royalty revenue of $720,000 and $638,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the three months ended September 30, 2012 was primarily due to increased demand.

Research and Development. Our research and development expenses are primarily comprised of personnel and third-party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval.

Our research and development expenses are categorized into three major areas: clinical development costs, product development costs and unallocated costs.

Clinical development costs were $5.9 million and $7.5 million for the three months ended September 30, 2012 and 2011, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions.

Product development costs were $6.4 million and $8.2 million for the three months ended September 30, 2012 and 2011, respectively. Product development costs are costs related to the drug needed for our clinical studies and commercial production of pre-approval inventory.

Unallocated research and development costs were $5.7 million and $4.5 million for the three months ended September 30, 2012 and 2011, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that have not been allocated directly to each program. These costs relate to efforts on our clinical and preclinical products.

For the three months ended September 30, 2012, our research and development expenses decreased to $18.0 million from $20.2 million for the three months ended September 30, 2011. The decrease in research and development expenses is primarily related to a reduction of $1.8 million in costs for the commercial production of pre-approval Gattex and Natpara inventory and a $1.6 million reduction in costs associated with clinical development activities. These decreases were partially offset by an increase of $1.0 million which mainly consists of regulatory costs as well as personnel and personnel related costs.

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $8.3 million for the three months ended September 30, 2012 from $6.4 million for the three months ended September 30, 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to commercial-readiness activities for Gattex.

Interest Income. Interest income decreased to $64,000 for the three months ended September 30, 2012 from $70,000 from the comparative period in 2011.

Interest Expense. Our interest expense for the three months ended September 30, 2012 decreased to $4.4 million compared to $10.6 million for the three months ended September 30, 2011. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payment of $150.3 million on the Class B Notes during 2011 ($6.7 million), and (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($1.4 million). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($1.9 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA associated with the non-recourse debt ($28,000).

Nine Months Ended September 30, 2012 and 2011

The following table summarizes selected operating statement data for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Revenues:
Royalties	$78,453	$70,244
Sale of royalty rights	25,000	-
Milestones and license fees	7	5,044
Product sales	-	99
Total revenues	$103,460	$75,387

Operating expenses:
Cost of royalties	$-	$500
Cost of license fees	$-	$2,540
Research and development	$70,797	$52,267
% of total revenue	68%	69%
General and administrative	$25,769	$17,028
% of total revenue	25%	23%

Revenues. Our revenues were $103.5 million for the nine months ended September 30, 2012 compared to $75.4 million for the nine months ended September 30, 2011. We recognized revenue under our research and license agreements during the nine months ended September 30, 2012 and 2011, respectively, as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Royalties:
Sensipar and Mimpara (cinacalcet HC1)	$65,231	$56,649
Regpara (cinacalcet HCl)	6,381	5,462
Preotact (parathyroid hormone (PTH 1-84))	4,760	6,550
Nucynta (tapentadol)	2,081	1,581
Other	-	2
Total royalties	78,453	70,244

Product sales	-	99

Sale of royalty rights
Sensipar and Mimpara (cinacalcet HC1)	25,000	-
Total sale of royalty rights	25,000	-

Milestones and license fees:
Teduglutide	-	5,000
Other	7	44
Total milestones and license fees	7	5,044

Total revenues	$103,460	$75,387

The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the nine months ended September 30, 2012 was primarily due to increased global demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the nine months ended September 30, 2012 and 2011, we recognized royalty revenue of $6.4 million and $5.5 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the nine months ended September 30, 2012 and 2011, our revenues related to our agreement with Nycomed (now part of Takeda) for Preotact were $4.8 million and $6.6 million in royalty revenue, respectively. In July 2007, we sold our rights to receive certain future royalty payments from Nycomed's sale of Preotact in Europe to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the Preotact-secured debt is repaid. The decrease in royalty revenue was primarily due to a technical production issue whereby, Nycomed is presently unable to have product meeting specifications manufactured and we have been informed that as a result Nycomed is experiencing an out-of-stock situation for Preotact beginning in certain countries from August 2012. Nycomed has taken a number of actions to resolve the manufacturing issue and to accelerate a return to normal supply situation. Because we previously monetized our Preotact royalty rights as non-recourse debt, declines in Preotact sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the nine months ended September 30, 2012 and 2011, we recognized royalty revenue of $2.1 million and $1.6 million, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the nine months ended September 30, 2012 was primarily due to increased demand.

For the nine months ended September 30, 2012 and 2011, our revenues related to our agreement with Nycomed for teduglutide were $0 and $5.0 million in milestone and license fees, respectively. The $5.0 million milestone revenue earned during the nine months ended September 30, 2011, was for Nycomed's submission of a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for clearance to market teduglutide (Revestive®) as a once-daily subcutaneous treatment for short bowel syndrome (SBS).

Cost of Royalties. We recorded cost of royalties of $0 and $500,000 during the nine months ended September 30, 2012 and 2011, respectively. The cost of royalties during the nine months ended September 30, 2011 is due to the achievement of a threshold for cumulative sales of Preotact which resulted in us owing a $500,000 milestone during the second quarter of 2011.

Cost of License Fees. Our cost of license fees primarily relate to fees owed to a third party upon the licensing of teduglutide to Nycomed in September 2007. We recorded cost of license fees of $0 and $2.5 million during the nine months ended September 30, 2012 and 2011, respectively.

Research and Development. Our research and development expenses are primarily comprised of personnel and third-party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval.

Our research and development expenses are categorized into three major categories: clinical development costs, product development costs and unallocated costs.

Clinical development costs were $22.3 million and $23.8 million for the nine months ended September 30, 2012 and 2011, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions.

Product development costs were $31.3 million and $16.1 million for the nine months ended September 30, 2012 and 2011, respectively. Product development costs are costs related to the drugs needed for our clinical studies and commercial production of pre-approval inventory.

Unallocated research and development costs were $17.2 million and $12.4 million for the nine months ended September 30, 2012 and 2011, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that have not been allocated directly to each program. These costs relate to efforts on our clinical and preclinical products.

For the nine months ended September 30, 2012, our research and development expenses increased to $70.8 million from $52.3 million for the nine months ended September 30, 2011. The increase in research and development expenses is primarily related to an increase of $15.2 million in costs for the commercial production of pre-approval Gattex and Natpara inventory and an increase of $3.7 million which mainly consists of regulatory costs as well as personnel and personnel related costs. These increases were partially offset by a $1.5 million reduction in costs associated with clinical development activities.

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $25.8 million for the nine months ended September 30, 2012 from $17.0 million for the nine months ended September 30, 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to commercial-readiness activities for Gattex.

Interest Income. Interest income decreased to $224,000 for the nine months ended September 30, 2012 from $260,000 from the comparative period in 2011.

Interest Expense. Our interest expense for the nine months ended September 30, 2012 decreased to $14.4 million compared to $31.2 million for the nine months ended September 30, 2011. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payments of $46.2 million and $150.3 million on the Class A and B Notes, respectively, during 2011 ($18.8 million), (ii) a lower effective interest rate due to a decrease in the forecast of Preotact royalties related to the non-recourse debt associated with the sale of certain of our Preotact royalty rights ($4.3 million) and (iii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes during 2011 ($528,000). These decreases were partially offset by increased interest expense on the (i) non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($6.7 million) and (ii) an increase in interest expense on the non-recourse debt associated with our REGPARA royalties due to an increase in the sales forecast of REGPARA associated with the non-recourse debt ($216,000).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2012	2011
Cash, cash equivalents, and marketable investment securities	$118,723	$162,233
Total assets	165,466	213,980
Current debt	6,981	19,267
Non-current debt	175,945	208,630
Stockholders' deficit	$(46,741)	$(46,116)

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through September 30, 2012, we have recognized $728.3 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $775.4 million from the sale of equity securities for cash and $738.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $118.7 million at September 30, 2012. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The following table summarizes our cash flow activity for the nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash used in operating activities	$(42,133)	$(29,920)
Net cash provided by investing activities	$10,914	$14,199
Net cash provided by financing activities	$903	$88,773

Net cash used in operating activities was $42.1 million and $29.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash used in 2012 was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. On June 29, 2012 we amended our agreement with Amgen whereby we received a one-time non-refundable $25 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen in August 2011, up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9 percent per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018. The Preotact and REGPARA royalty revenues are pledged to service the principal and interest on our non-recourse notes and are not available to fund operations.

Net cash provided by investing activities was $10.9 million and $14.2 million for the nine months ended September 30, 2012 and 2011, respectively. The net cash provided by investing activities during the nine months ended September 30, 2012 was primarily the result of using proceeds from the sale and maturity of marketable investment securities to fund operations. The net cash provided by investing activities during the nine months ended September 30, 2011, was primarily the result of reducing our investing activity in preparation of redeeming the class B Notes with cash. Capital expenditures for the nine months ended September 30, 2012 and 2011 were $858,000 and $2.0 million, respectively.

Net cash provided by financing activities was $903,000 and $88.8 million for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities during the nine months ended September 30, 2012 primarily consisted of the $903,000 received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash provided by financing activities during the nine months ended September 30, 2011 primarily consisted of the $145.0 million received from Amgen from the issuance of the non-recourse Sensipar Notes, $106.9 million received from the public sale of common shares in April 2011 and approximately $1.3 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes and DRI Preotact-secured Non-recourse debt totaling $215.0 million.

We could receive future milestone payments from all our agreements of up to $205.8 million in the aggregate if each of our current licensees accomplishes the specified research, development and/or sales milestones provided in the respective agreements. In addition, all of the agreements require the licensees to make royalty payments to us if they sell products covered by the terms of our license agreements; however, we do not control the subject matter, timing or resources applied by our licensees to their development programs. Thus, potential receipt of milestone and royalty payments from these licensees is largely beyond our control. Each of these agreements may be terminated before its scheduled expiration date by the respective licensee either for any reason or under certain conditions.

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

Our 5.75% Convertible Notes due 2014 and our 9% non-recourse Sensipar Notes, each have a fixed interest rate. As of September 30, 2012, our Convertible Notes and Sensipar Notes had $16.5 million and $86.3 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk. We have significant clinical and commercial-scale manufacturing agreements which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the September 30, 2012 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2012, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of September 30, 2012.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as set forth in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits.
Exhibit Number	Description of Document
10.1*	Change in Control Severance Pay Plan, as amended on August 20, 2012
10.2*(1)	Commercial Manufacturing Agreement dated as of December 21, 2009, by and between the Registrant and Vetter Pharma International GmbH
10.3+*	Employment Agreement with Glenn Melrose
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
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

NPS PHARMACEUTICALS, INC.

Date: November 9, 2012	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Change in Control Severance Pay Plan, as amended on August 20, 2012 PDF
10.2*(1)	Commercial Manufacturing Agreement dated as of December 21, 2009, by and between the Registrant and Vetter Pharma International GmbH PDF
10.3+*	Employment Agreement with Glenn Melrose PDF
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32**	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement.
(1)	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
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