Form 10-Q/A
period 2012-09-30
NPS PHARMACEUTICALS INC
filed 2013-01-15
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and large “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to file a revised Exhibit 10.02 to the Registrant’s Form 10-Q that was originally filed with the Securities and Exchange Commission on November 9, 2012. Certain portions of Exhibit 10.2 that were previously redacted in the original filing have been unredacted. In addition, at the request of the Securities and Exchange Commission, Appendices 10 and 11 have been attached to Exhibit 10.2.

NPS PHARMACEUTICALS, INC.

		Page No.

PART II OTHER INFORMATION

Item 6.	Exhibits	3

SIGNATURES		4

EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2

PART II

OTHER INFORMATION

Item 6.   Exhibits.

Exhibit Number	Description of Document
10.1*	Change in Control Severance Pay Plan, as amended on August 20, 2012
10.2**(1)	Commercial Manufacturing Agreement dated as of December 21, 2009, by and between the Registrant and Vetter Pharma International GmbH
10.3+*	Employment Agreement with Glenn Melrose
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Previously furnished.
+	Management contract, compensatory plan or arrangement.
(1)	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
(2)

This exhibit was previously furnished and is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of NPS Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date it was furnished and irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: January 15, 2013	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: January 15, 2013	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Change in Control Severance Pay Plan, as amended on August 20, 2012
10.2**(1)	Commercial Manufacturing Agreement dated as of December 21, 2009, by and between the Registrant and Vetter Pharma International GmbH
10.3+*	Employment Agreement with Glenn Melrose
31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32***	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Previously furnished.
+	Management contract, compensatory plan or arrangement.
(1)	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
(2)

This exhibit was previously furnished and is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of NPS Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date it was furnished and irrespective of any general incorporation language contained in such filing.