Form 10-Q
period 2013-09-30
NPS PHARMACEUTICALS INC
filed 2013-11-06
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at October 31, 2013
Common Stock $.001 par value	102,101,240

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$46,267	$17,471
Marketable investment securities	131,334	83,244
Accounts receivable	31,986	30,276
Inventory	27,580	-
Prepaid expenses	4,211	4,317
Other current assets	2,235	1,743
Total current assets	243,613	137,051

Property and equipment, net	3,860	4,193
Goodwill	9,429	9,429
Intangibles, net	19,750	-
Debt issuance costs, net	361	436
Total assets	$277,013	$151,109

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$24,207	$23,289
Convertible notes payable	16,545	-
Current portion of non-recourse debt	6,670	6,278
Total current liabilities	47,422	29,567
Convertible notes payable	-	16,545
Non-recourse debt, less current portion	132,387	153,024
Other liabilities	5,372	6,614
Total liabilities	185,181	205,750

Commitments and contingencies (notes 6, and 8)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 102,087,311 shares and
86,779,049 shares, respectively	102	87
Additional paid-in capital	1,122,168	954,452
Accumulated other comprehensive income	19	5
Accumulated deficit	(1,030,457)	(1,009,185)
Total stockholders' equity (deficit)	91,832	(54,641)
Total liabilities and stockholders' equity (deficit)	$277,013	$151,109

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Product sales, net	$11,037	$-	$16,492	$-
Royalties	28,129	27,012	84,613	78,453
Sale of royalty rights	-	-	-	25,000
Other	36	7	36	7
Total revenues	39,202	27,019	101,141	103,460

Operating expenses:
Cost of goods sold	1,077	-	1,615	-
Research and development	18,798	17,957	65,381	70,797
Selling, general and administrative	17,558	8,329	46,228	25,769
Total operating expenses	37,433	26,286	113,224	96,566
Operating income (loss)	1,769	733	(12,083)	6,894
Other income (expense):
Interest income, net	108	64	221	224
Interest expense	(2,959)	(4,444)	(9,388)	(14,445)
Other	(5)	323	(18)	795
Total other expense, net	(2,856)	(4,057)	(9,185)	(13,426)
Loss before income tax expense	(1,087)	(3,324)	(21,268)	(6,532)
Income tax expense	-	-	4	-
Net loss	$(1,087)	$(3,324)	$(21,272)	$(6,532)

Net loss per common and potential common share
Basic	$(0.01)	$(0.04)	$(0.22)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.22)	$(0.08)

Weighted average common and potential common
shares outstanding:
Basic	102,227	86,947	96,034	86,910
Diluted	102,227	86,947	96,034	86,910

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(1,087)	$(3,324)	$(21,272)	$(6,532)
Other comprehensive income (loss):
Unrealized gains (loss) on securities:
Unrealized holding gains arising during period	89	35	16	141
Reclassification for recognized gain on marketable
investment securities during the period	-	-	(2)	(3)
Net unrealized gain on marketable investment securities	89	35	14	138
Foreign currency translation (loss) gain	(9)	(8)	-	(13)
Other comprehensive income	80	27	14	125
Comprehensive loss	$(1,007)	$(3,297)	$(21,258)	$(6,407)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,272)	$(6,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	799
Accretion of premium (discount) on marketable investment securities	1,962	1,550
Shares issued for payment of services	549	-
Non-cash interest expense	8,674	13,727
Non-cash royalties	(29,831)	(45,878)
Compensation expense on share based awards	7,343	4,879
Realized gain on sale of marketable investment securities	(2)	(3)
(Increase) decrease in operating assets:
Accounts receivable	(4,041)	(14,865)
Inventory	6,118	-
Prepaid expenses, other current assets and other assets	528	3,182
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	4,263	2,176
Other liabilities	(1,242)	(1,168)
Net cash used in operating activities	(25,080)	(42,133)

Cash flows from investing activities:
Sales of marketable investment securities	6,451	2,526
Maturities of marketable investment securities	58,251	76,914
Purchases of marketable investment securities	(114,738)	(67,668)
Acquisitions of property and equipment	(608)	(858)
Net cash (used in) provided by investing activities	(50,644)	10,914

Cash flows from financing activities:
Net proceeds from the sale of common stock	93,454	-
Net proceeds from the exercise of stock options	11,684	903
Shares withheld for the payment of taxes	(618)	-
Net cash provided by financing activities	104,520	903

Effect of exchange rate changes on cash	-	(13)

Net increase (decrease) in cash and cash equivalents	28,796	(30,329)
Cash and cash equivalents at beginning of period	17,471	82,401
Cash and cash equivalents at end of period	$46,267	$52,072

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$712	$714
Cash paid for income taxes	4	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
6.1 million shares of NPS common stock issued in connection with
the Takeda Termination and Transition agreement, see note 10	55,403	-
Unrealized gain on marketable investment securities	14	138
Accrued acquisition of property and equipment	69	45
Noncash reductions of debt	20,245	44,971

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2013.

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

Subsequent Events

The Company has evaluated all events and transactions since September 30, 2013. The Company did not have any material recognized or non-recognized subsequent events.

Significant Accounting Policies

There were no material changes in the Company's significant accounting policies from those at December 31, 2012; however, the following information, which relates to the U.S. launch of Gattex in February 2013, is in addition to, and should be read in conjunction with, the accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

All prescriptions for Gattex, received directly by NPS from the patient's physician, are handled through NPS Advantage, the Company's data management and patient support program, which investigates and determines the patient's insurance coverage for Gattex. Once coverage is confirmed, NPS forwards the prescription to the specialty pharmacy (SP) who then re-confirms the coverage and dispenses Gattex to the patient. The Company sells Gattex directly to a limited number of SPs and a specialty distributor (SD) who dispense product to patients, hospitals or U.S. government entities. The Company invoices and records revenue when the SPs or SD receives Gattex from the Company's third-party logistics warehouse. The Company's SPs order product to fill prescriptions that have been approved for reimbursement by payers.

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
  Product returns: The Company will accept product that is damaged or defective when shipped directly to the SP or SD from the Company's third-party logistics provider or for product that is returned with more than two (2) months remaining until the expiration date from its SP or SD only. The Company will not provide any credit for product that has been labeled for or sent to a patient. Product returned is generally not resalable as the product must be temperature-controlled throughout the supply chain and such control is difficult to confirm. The Company makes a reasonable estimate of future potential product returns based on the number of prescriptions that have been approved for reimbursement and sent to an SP with each corresponding shipment of Gattex that has been sent to each respective SP. The Company also has the visibility to see current inventory levels and the current shelf life at the SPs and SD and has the ability to control the amount of product that is sold to the SPs and SD. At the end of each reporting period, the Company determines a product returns reserve by evaluating the units held in its distribution channel, the underlying demand for such units and the risk of potential product returns.  At September 30, 2013 the Company recorded a product returns reserve of approximately $119,000 that it believes could be returned in the future.

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

Potential common shares of approximately 7.4 million and 6.7 million during the three and nine months ended September 30, 2013, respectively and 6.7 million and 8.9 million during the three and nine months ended September 30, 2012, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.0 million common shares for the three and nine months ended September 30, 2013 and 2012, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.4 million and 3.6 million common shares for the three and nine months ended September 30, 2013, respectively, and 4.9 million and 4.8 million common shares, for the three and nine months ended September 30, 2012, respectively.

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$120,618	$10,716	$-	$131,334

As of December 31, 2012:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$67,723	$15,521	$-	$83,244

As of September 30, 2013 and December 31, 2012, the fair values of the Company's Level 2 securities were $10.7 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days but less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of September 30, 2013 or December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between level 1 and level 2 during the three or nine months ended September 30, 2013 and 2012.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of a royalty liability to the Brigham and Women's Hospital related to sales of cinacalcet HCl using a discounted cash flow model is approximately $4.2 million and $5.6 million, respectively, at September 30, 2013 and $4.8 million and $6.6 million, respectively, at December 31, 2012.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$96,748	$16,545	$28,131	$16,545
Sensipar Notes	60,588	61,065	79,129	80,234
PTH 1-84 (Europe, CIS and Turkey)
-Secured Debt	27,597	42,790	28,605	42,816
Regpara-Secured Debt	38,661	35,202	48,887	36,252
Total	$223,594	$155,602	$184,752	$175,847

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

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and specialty pharmacies and collateral is generally not required from these companies. Substantially all of the Company's royalty revenues for the three and nine months ended September 30, 2013 and 2012 were from three and four licensees, respectively, and substantially all of the Company's accounts receivable balances at September 30, 2013 and December 31, 2012 were from three licensees. Substantially all of the Company's product sales revenues for the three and nine months ended September 30, 2013 and substantially all of the Company's trade accounts receivable balances at September 30, 2013 were from six specialty pharmacies. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of September 30, 2013:
Debt securities:
Corporate	$94,058	$19	$(45)	$94,032
Government agency	37,284	22	(4)	37,302
Total marketable investment securites	$131,342	$41	$(49)	$131,334

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2012:
Debt securities:
Corporate	$50,822	$3	$(31)	$50,794
Government agency	32,444	10	(4)	32,450
Total marketable investment securites	$83,266	$13	$(35)	$83,244

Marketable investment securities available for sale in an unrealized loss position as of September 30, 2013 and December 31, 2012 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of September 30, 2013:
Available for Sale:
Debt securities:
Corporate	$76,958	$45	$-	$-	$76,958	$45
Government agency	7,828	4	-	-	7,828	4
	$84,786	$49	$-	$-	$84,786	$49

As of December 31, 2012:
Available for Sale:
Debt securities:
Corporate	$37,974	$31	$-	$-	$37,974	$31
Government agency	7,110	4	-	-	7,110	4
	$45,084	$35	$-	$-	$45,084	$35

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at September 30, 2013 and December 31, 2012(in thousands):

	As of September 30, 2013		As of December 31, 2012
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$106,268	$106,249	$65,637	$65,632
Due after one year through five years	25,074	25,085	17,629	17,612
Due after five years	-	-	-	-
Total debt securities	$131,342	$131,334	$83,266	$83,244

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three and nine months ended September 30, 2013 and 2012.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Proceeds from sales and maturities	$18,045	$22,858	$64,702	$79,440
Realized gains	-	-	2	3
Realized losses	-	-	-	-

(5) Inventory

Inventories, stated at the lower of cost or market, consisted of raw materials of $27.5 million and finished goods of $97,000 as of September 30, 2013. The Company began to capitalize inventory after the FDA approval of Gattex in December 2012. The Company acquired approximately $16.6 million of Revestive raw materials and $17.1 million of PTH raw materials related to the March 18, 2013 Transition and Termination Agreement with Takeda (See note 10). During June 2013, certain lots of this PTH inventory were designated for research and development activities and were accordingly expensed during the period.

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Convertible notes	$16,545	$16,545
Non-recourse debt	139,057	159,302
Total debt	155,602	175,847
Less current portion	23,215	6,278
Total long-term debt	$132,387	$169,569

(a) Convertible Notes

The Company has $16.5 million of its 5.75% Convertible Notes (5.75% Convertible Notes) outstanding as of September 30, 2013. The 5.75% Convertible Notes originated from an August 2007 private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. As of September 30, 2013, the Company classified the 5.75% Convertible Notes as current debt. Accrued interest on the 5.75% Convertible Notes was $0 as of September 30, 2013 and December 31, 2012. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering a resale of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of September 30, 2013.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of September 30, 2013 and December 31, 2012, the outstanding principal balances on Sensipar and Mimpara-secured non-recourse debt were $61.1 million and $80.2 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (Sensipar Notes). The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying NPS all royalties earned through December 31, 2018. As of September 30, 2013 and December 31, 2012, the Company classified $6.7 million and $6.3 million, respectively, of the Sensipar Notes as current based on royalty payments accrued as of September 30, 2013 and December 31, 2012. Accrued interest on the Sensipar Notes was approximately $665,000 and $874,000 as of September 30, 2013 and December 31, 2012, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

PTH 1-84-Secured (Europe, CIS and Turkey) Non-recourse Debt

As of September 30, 2013 and December 31, 2012, the outstanding principal balances on PTH 1-84-secured (Europe, CIS and Turkey) debt were $42.8 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments due under its license agreement with Takeda. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Takeda for PTH 1-84 (Europe, CIS and Turkey) and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against the property described above. The Company determined the initial up-front purchase price is debt and is being amortized using the effective interest method over the estimated life of approximately 14 years. Accrued interest under the DRI agreement was $0 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, $45.5 million has been paid to DRI. On March 18, 2013, Takeda terminated the license agreement and returned the rights to NPS (See note 10). NPS is obligated to use its commercially reasonable efforts to negotiate, execute and deliver a new license agreement for the licensed technology in the territory on terms similar to the Takeda agreement or any other arrangement for the exploitation of the licensed technology, in each case providing for the payment of royalties or other consideration to the same extent and for the same period of time that royalties are currently payable to DRI. The Company is currently in discussions with DRI regarding the optimal product development strategy for PTH 1-84, which requires DRI's consent. This obligation is required for a period of twelve months following the termination of the Takeda agreement. If the Company does not complete such negotiation, execution and delivery and obtain DRI's consent, during such twelve month period, then DRI has the right to negotiate, execute and deliver a new license agreement for the licensed technology on terms no more extensive (when taken as a whole), without NPS' permission, than the terms contained in the Takeda agreement. The repayment of the remaining $42.8 million is secured solely by future royalty payments arising from sales of the licensed product. The PTH 1-84-secured (Europe, CIS and Turkey) debt is non-recourse to the Company.

REGPARA-Secured Non-recourse Debt

As of September 30, 2013 and December 31, 2012, the outstanding principal balances on REGPARA-secured debt were $35.2 and $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 10 years. As of September 30, 2013 and December 31, 2012, the Company classified $0 and $0, respectively, of the REGPARA-secured debt as current based on royalty payments accrued as of September 30, 2013 and December 31, 2012. Accrued interest under the DRI agreement was $0 and $3.1 million as of September 30, 2013 and December 31, 2012, respectively. Through September 30, 2013, $27.9 million has been paid to DRI. The repayment of the remaining $35.2 million principal as of September 30, 2013, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 16.4%. The REGPARA-secured debt is non-recourse to the Company.

(7) Income Taxes

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of September 30, 2013 and December 31, 2012. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in various jurisdictions with varying statutes of limitations. The statute of limitations for income tax audits in the U.S. will commence upon utilization of net operating losses and will expire three years from the filing of the tax return. In August 2012, the IRS completed its examination of the Company's U.S. federal income tax returns for the year ended December 31, 2009.  In May 2013, the State of New Jersey completed its examination of the Company's New Jersey income tax returns through the year ended December 31, 2010. There were no adjustments as a result of these examinations.

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

(9) Stock Options

The Company recognized $2.2 million and $7.3 million of compensation expense during the three and nine months ended September 30, 2013, respectively and $1.4 million and $4.9 million during the three and nine months ended September 30, 2012, respectively, related to all stock based compensation. As of September 30, 2013, there was $18.4 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.64 years.

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of September 30, 2013, the performance criteria of 825,340 of these options had been satisfied and will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $122,000 and $366,000 of compensation expense during the three and nine months ended September 30, 2013, respectively and $33,000 and $349,000 of compensation expense during the three and nine months ended September 30, 2012, respectively, related to these options. The next performance criteria is the acceptance of the BLA filing for Natpara by the FDA. This acceptance would trigger approximately $111,000 of compensation expense related to these options. The BLA filing for Natpara was submitted to the FDA in October 2013.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of these awards. As of September 30, 2013, except for the 825,340 options discussed above, the Company does not believe that the achievement of the remaining performance criteria is probable and therefore, has not recognized any compensation expense related to these options during the three and nine months ended September 30, 2013 and 2012, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

On May 7, 2013, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the Company's stockholders approved an amendment to the Company's 2005 Omnibus Incentive Plan to, among other things, increase by 3,500,000 the shares reserved for issuance under the Plan.

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	As of September 30, 2013
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	7,390	$6.75
Options granted	2,107	10.18
Options exercised	1,995	5.79
Options forfeited/expired	361	13.75
Options outstanding at September 30, 2013	7,141	7.67	7.57	$172,323

Vested and expected to vest	6,676	7.53	7.47	$162,085

Options exercisable at September 30, 2013	3,138	$6.40	6.01	$79,723

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

•	the successful completion of our strategic collaborations or changes in our relationships with our collaborators;
•	competitive factors;
•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
•	our ability to successfully commercialize Gattex;
•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial launch requirements;
•	variability of our royalty, license and other revenues;
•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;
•	our ability to successfully execute our strategic plans, including international expansion;
•	our ability to secure additional funds;
•	the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;
•	uncertainty regarding our patents and patent rights;

•	compliance with current or prospective governmental regulation;
•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;
•	technological change; and

•	general economic and market conditions.

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

Overview

We are a biopharmaceutical company pioneering and delivering therapies that transform the lives of patients with rare diseases worldwide. Our lead product, Gattex® (U.S.)/Revestive® (EU) (teduglutide [rDNA origin]) for injection is approved for adult Short Bowel Syndrome (SBS) patients who are dependent on parenteral support. In February 2013, we launched and initiated commercial sales of Gattex in the U.S. We recently reacquired the rights to Revestive outside of the U.S. and have defined our international strategy for Gattex/Revestive and we are identifying key talent with country-specific expertise to support its introduction in Europe and other key markets. We expect the first ex-U.S. commercial sales of Gattex/Revestive to commence on an early access/ named-patient basis in certain countries in late 2013 or early 2014. We are also preparing to engage in the pricing and reimbursement processes in selected European countries during the first quarter of 2014. We have also developed Natpara® (rhPTH[1-84]) for the treatment of hypoparathyroidism and submitted our Biologic License Application (BLA) to the FDA in October 2013. Our earlier stage pipeline includes teduglutide for pediatric SBS and NPSP795, a calcilytic compound with potential application in rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia (ADH). We complement our proprietary programs with a royalty-based portfolio of products and product candidates that includes agreements with Amgen, GlaxoSmithKline, Janssen Pharmaceuticals (Janssen), and Kyowa Hakko Kirin.

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

Natpara is our recombinant full-length human parathyroid hormone 1-84 (rhPTH 1-84) that we are developing as the first hormone replacement therapy for hypoparathyroidism, a rare hormone deficiency disorder in which patients are physiologically unable to regulate the levels of calcium and phosphates in their blood due to insufficient levels of endogenous parathyroid hormone (PTH).  Endogenous PTH is the body's principal regulator of serum calcium and phosphate levels.  Hypoparathyroidism is associated with hypocalcemia, hyperphosphatemia, hypercalciuria (excessive urinary calcium excretion), and increased bone mineral density. It typically results from permanent injury to the parathyroid gland(s) during thyroid or parathyroid surgery or other surgical procedures in the neck, radiation to the neck region, autoimmune destruction of the parathyroid glands, or their congenital absence. Although rare, hypoparathyroidism can also result from genetic mutations.  Current therapy is limited to calcium supplementation and parenteral or metabolic forms of vitamin D. These palliative therapies are sometimes suboptimal and can also contribute to long-term health risks including kidney failure.  Hypoparathyroidism is one of the few hormonal deficiency syndromes with no approved replacement therapy using the native hormone.  If approved, Natpara could be the first treatment targeting the underlying cause of hypoparathyroidism by replacing the native hormone.  In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, which met the primary efficacy endpoint with a statistically higher responder rate versus placebo. A responder was defined as a 50 percent or greater reduction in oral calcium supplementation and active vitamin D therapy and a total serum calcium concentration that was maintained compared to baseline. The company has addressed certain previously reported fill-finish issues related to the manufacture of Natpara and submitted its Biologic License Application to the U.S. Food and Drug Administration (FDA) in October 2013.

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

In addition to teduglutide and rhPTH 1-84, we also retain exclusive rights worldwide to our earlier stage pipeline, which includes a calcilytic compound, NPSP795, which we believe may have clinical application in treating rare endocrine disorders.

In May 2013, we completed a public sale of 6,900,000 shares of our common stock at a per share price of $14.53. We received net proceeds from the sale of approximately $93.5 million, after deducting expenses and the commission in connection with the offering.

We have incurred cumulative losses from inception through September 30, 2013 of approximately $1.0 billion. We may continue to record losses as we incur sales and marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara and our expansion into the international market.

As a result of the marketing approval for Gattex, we will no longer expense manufacturing costs relating to this product as research and development expenses. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of goods sold associated with the sale of Gattex inventory that was on hand at the time of the FDA's approval of the NDA for Gattex. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling Gattex that is manufactured after the date of the FDA's approval of our NDA for Gattex. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of goods sold for Revestive, which did not have any inventory expensed prior to approval. We also expect to record increased sales and incur additional marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara and our expansion into the international market.

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table summarizes selected operating statement data for the three months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended
	September 30,
	2013	2012
Revenues:
Product sales, net	$11,037	$-
Royalties	28,129	27,012
Other	36	7
Total revenues	$39,202	$27,019

Operating expenses:
Cost of goods sold	$1,077	$-
% of product sales, net	10%	-%
Research and development	$18,798	$17,957
% of total revenues	48%	66%
Selling, general and administrative	$17,558	$8,329
% of total revenues	45%	31%

Revenues.  Total revenues are comprised of product sales of Gattex, which was launched in the U.S. in February 2013, and royalties from our licensees and collaborators. Royalty revenues fluctuate from quarter to quarter. Our revenues were $39.2 million for the quarter ended September 30, 2013 compared to $27.0 million for the quarter ended September 30, 2012. We recognized royalty revenue under our research and license agreements and product sales during the three months ended September 30, 2013 and 2012, respectively, as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2013	2012
Product sales, net	$11,037	$-

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	25,375	22,976
Regpara (cinacalcet HCl)	2,048	2,259
Preotact (parathyroid hormone (PTH 1-84))	-	1,057
Nucynta (tapentadol)	706	720
Total royalties	28,129	27,012

Other	36	7

Total revenues	$39,202	$27,019

Product Sales, net. During the three months ended September 30, 2013, we recognized net product sales revenue of $11.0 million for the sales of Gattex. As of November 1, 2013, 452 Gattex prescriptions have been received and 235 patients are currently on therapy in the U.S. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Product sales for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2013. We expect that product sales of Gattex will vary from period to period given the size of the patient population.

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

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of June 30, 2013	$247	$141	$188	$576
Provision related to current period sales	387	87	333	807
Credits/payments	(64)	(72)	(318)	(454)
Balance as of September 30, 2013	$570	$156	$203	$929

Royalties. The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended September 30, 2013 was primarily due to increased unit demand. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the three months ended September 30, 2013 and 2012, we recognized royalty revenue of $2.0 million and $2.3 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The decrease was primarily due to unfavorable fluctuations in foreign exchange rates. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the three months ended September 30, 2013 and 2012, our revenues related to our agreement with Takeda for Preotact (parathyroid hormone (PTH 1-84)) were $0 and $1.1 million in royalty revenue, respectively. The decrease in royalty revenue was due to the Termination and Transition agreement with Takeda. On March 18, 2013, Takeda terminated this license agreement and returned the rights to NPS. In July 2007, we sold our rights to receive certain future royalty payments from Takeda's sale of PTH 1-84 in Europe, CIS and Turkey to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the PTH 1-84-secured debt is repaid. Because we previously monetized our PTH 1-84 royalty rights as non-recourse debt, declines in PTH 1-84 sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the three months ended September 30, 2013 and 2012, we recognized royalty revenue of $706,000 and $720,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The decrease in royalty revenue earned from Nucynta for the three months ended September 30, 2013 was primarily due to higher deductions from gross sales and decreased demand.

Cost of Goods Sold.  Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of Gattex. Cost of goods sold for the third quarter of 2013 was $1.1 million and consisted primarily of royalty costs related to Gattex commercial supplies. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

Research and Development. Our research and development expenses are categorized into two major areas: clinical development costs and product development costs.

Clinical development costs were $4.7 million and $5.9 million for the three months ended September 30, 2013 and 2012, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions. Product development costs were $6.2 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Unallocated research and development costs were $7.9 million and $5.7 million for the three months ended September 30, 2013 and 2012, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that relate to medical affairs and product development activities which have not been allocated directly to each program.

For the three months ended September 30, 2013, our research and development expenses increased to $18.8 million from $18.0 million for the three months ended September 30, 2012. The increase in research and development for the three months ended September 30, 2013 is primarily due to a $1.2 million increase for the cost of pre-approval PTH 1-84 and a $2.2 million increase in unallocated research and development which mainly consists of regulatory costs as well as personnel and personnel-related costs. These increases were partially offset by a $1.2 million reduction in costs associated with clinical development activities for both Gattex and Natpara. Additionally, we no longer expense, as research and development, inventory production for Gattex given its approval in the fourth quarter of 2012 the impact of which was $1.4 million.  .

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $17.6 million for the three months ended September 30, 2013 from $8.3 million for the three months ended September 30, 2012. The increase in selling, general and administrative expenses primarily relate to an increase in personnel and external costs related to launch activities for Gattex. As we continue our international expansion and begin our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $108,000 for the three months ended September 30, 2013 from $64,000 from the comparative period in 2012.

Interest Expense.  Our interest expense for the three months ended September 30, 2013 decreased to $3.0 million compared to $4.4 million for the three months ended September 30, 2012. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the lower principal balance on our Sensipar Notes ($547,000), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($731,000) and (iii) a lower effective interest rate due to a decrease in the forecast of PTH 1-84 (Europe, CIS and Turkey) royalties related to the non-recourse debt associated with the sale of certain of our PTH 1-84 (Europe, CIS and Turkey) royalty rights ($207,000).

Nine Months Ended September 30, 2013 and 2012

The following table summarizes selected operating statement data for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Revenues:
Product sales, net	$16,492	$-
Royalties	84,613	78,453
Sale of royalty rights	-	25,000
Other	36	7
Total revenues	$101,141	$103,460

Operating expenses:
Cost of goods sold	$1,615	$-
% of product sales, net	10%	-%
Research and development	$65,381	$70,797
% of total revenues	65%	68%
Selling, general and administrative	$46,228	$25,769
% of total revenues	46%	25%

Revenues.  Our revenues were $101.1 million for the nine months ended September 30, 2013 compared to $103.5 million for the nine months ended September 30, 2012. We recognized royalty revenue under our research and license agreements and product sales during the nine months ended September 30, 2013 and 2012, respectively, as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Product sales, net	$16,492	$-

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	76,475	65,231
Regpara (cinacalcet HCl)	5,921	6,381
Preotact (parathyroid hormone (PTH 1-84))	-	4,760
Nucynta (tapentadol)	2,217	2,081
Total royalties	84,613	78,453

Sale of royalty rights - Sensipar	-	25,000
Other	36	7

Total revenues	$101,141	$103,460

Product Sales, net. During the nine months ended September 30, 2013, we recognized net product sales revenue of $16.5 million for the sales of Gattex. As of November 1, 2013, 452 Gattex prescriptions have been received and 235 patients are currently on therapy in the U.S. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Product sales for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2013. We expect that product sales of Gattex will vary from period to period given the size of the patient population.

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

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2012	$-	$-	$-	$-
Provision related to current period sales	645	241	598	1,484
Credits/payments	(75)	(85)	(395)	(555)
Balance as of September 30, 2013	$570	$156	$203	$929

Royalties. The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the nine months ended September 30, 2013 was primarily due to increased unit demand and a non-recurring favorable adjustment. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the nine months ended September 30, 2013 and 2012, we recognized royalty revenue of $5.9 million and $6.4 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The decrease was primarily due to unfavorable fluctuations in foreign exchange rates. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

For the nine months ended September 30, 2013 and 2012, our revenues related to our agreement with Takeda for Preotact (parathyroid hormone (PTH 1-84)) were $0 and $4.8 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to the Termination and Transition agreement with Takeda. On March 18, 2013, Takeda terminated this license agreement and returned the rights to NPS. In July 2007, we sold our rights to receive certain future royalty payments from Takeda's sale of PTH 1-84 in Europe, CIS and Turkey to DRI Capital (DRI) and we therefore do not receive any such royalty payments until the PTH 1-84-secured debt is repaid. Because we previously monetized our PTH 1-84 royalty rights as non-recourse debt, declines in PTH 1-84 sales will impact our royalty revenues but will have no material impact on our short-term liquidity.

During the nine months ended September 30, 2013 and 2012, we recognized royalty revenue of $2.2 million and $2.1 million respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The increase in royalty revenue earned from Nucynta for the nine months ended September 30, 2013 was primarily due to increased demand, which was partially offset by higher deductions from gross sales.

Cost of Goods Sold.  For the nine months ended September 30, 2013, we began recognizing revenue and cost of goods sold from product sales of Gattex. Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of goods sold when revenue is recognized from the sale of those supplies of Gattex. Cost of goods sold for the nine months ended September 30, 2013 was $1.6 million and consisted primarily of royalty costs related to Gattex commercial supplies. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

Research and Development. Our research and development expenses are categorized into two major areas: clinical development costs and product development costs.

Clinical development costs were $10.5 million and $22.3 million for the nine months ended September 30, 2013 and 2012, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions. Product development costs were $33.1 million and $31.3 million for the nine months ended September 30, 2013 and 2012, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Unallocated research and development costs were $21.8 million and $17.2 million for the nine months ended September 30, 2013 and 2012, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that relate to medical affairs and product development activities which have not been allocated directly to each program.

For the nine months ended September 30, 2013, our research and development expenses decreased to $65.4 million from $70.8 million for the nine months ended September 30, 2012. The decrease in research and development expenses is primarily related to an $11.8 million reduction in costs associated with clinical development activities and adjustments related to the completion of certain clinical trials for both Gattex and Natpara. Additionally, we no longer expense, as research and development, inventory production for Gattex given its approval in the fourth quarter of 2012, the impact of which was $18.2 million.  These decreases were partially offset by a $19.9 million increase for the cost of preapproval PTH 1-84, which includes certain lots of inventory that were purchased from Takeda and designated for use in research and development during the quarter and a $4.6 million increase in unallocated research and development which mainly consists of regulatory costs as well as personnel and personnel-related costs.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $46.2 million for the nine months ended September 30, 2013 from $25.8 million for the nine months ended September 30, 2012, primarily due to an increase in personnel and external costs related to launch activities for Gattex. As we continue our international expansion and begin our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income decreased to $221,000 for the nine months ended September 30, 2013 from $224,000 from the comparative period in 2012.

Interest Expense.  Our interest expense for the nine months ended September 30, 2013 decreased to $9.4 million compared to $14.4 million for the nine months ended September 30, 2012. Our long-term royalty forecasts for Preotact and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the lower principal balance on our Sensipar Notes ($2.1 million), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($1.8 million) and (iii) a lower effective interest rate due to a decrease in the forecast of PTH 1-84 (Europe, CIS and Turkey) royalties related to the non-recourse debt associated with the sale of certain of our PTH 1-84 (Europe, CIS and Turkey) royalty rights ($1.1 million).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	September 30,	December 31,
	2013	2012
Cash, cash equivalents, and marketable investment securities	$177,601	$100,715
Total assets	277,013	151,109
Current debt	23,215	6,278
Non-current debt	132,387	169,569
Stockholders' equity (deficit)	$91,832	$(54,641)

Currently, we are not a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to generate sufficient cash flows from operations or obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. We expect that our existing capital resources including interest earned thereon will be sufficient to fund our current and planned operations through at least the next twelve months. However, our actual needs will depend on numerous factors, including the progress and scope of our internally funded development and commercialization activities related to the launch of Gattex and Revestive and the pre-launch of Natpara; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing clinical and commercial supplies of our product candidates on a timely basis sufficient to meet the needs of our clinical trials and commercial launch; our ability to successfully execute our strategic plans, including international expansion; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, our regulatory filing or commercial launch, which could lead to a disruption or cessation of the clinical trials, delay of clinical filing or commercial activities. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Natpara and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments and to service our debt. We have financed operations since inception primarily through payments received under collaborative research and license agreements, the private and public issuance and sale of equity securities, and the issuance and sale of non-recourse debt, convertible debt and lease financing. Through September 30, 2013, we have recognized $856.5 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments, $881.7 million from the sale of equity securities for cash and $738.6 million from the sale of non-recourse debt and convertible debt for cash.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $177.6 million at September 30, 2013. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

The following table summarizes our cash flow activity for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash used in operating activities	$(25,080)	$(42,133)
Net cash (used in) provided by investing activities	$(50,644)	$10,914
Net cash provided by financing activities	$104,520	$903

Net cash used in operating activities was $25.1 million and $42.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash used in 2013 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen in the second quarter of 2012. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used was also related to the increased cash received from revenues earned from the sales of Gattex during the nine months ended September 30, 2013 and also due to the reduction in research and development costs associated with clinical development activities. The above decreases in net cash used in 2013 were partially offset by increased spending related to the launch of Gattex in the nine months ended September 30, 2013.

Net cash used in investing activities was $50.6 million during the nine months ended September 30, 2013 compared to net cash provided by investing activities of $10.9 million during the nine months ended September 30, 2012. The net cash used in investing activities during the nine months ended September 30, 2013 was primarily the result of investing excess cash that was not currently required to fund operations. The net cash provided by investing activities during the nine months ended September 30, 2012 was primarily the result of using proceeds from the sale and maturity of marketable investment securities to fund operations. Capital expenditures for the nine months ended September 30, 2013 and 2012 were $608,000 and $858,000, respectively.

Net cash provided by financing activities was $104.5 million and $903,000 for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by financing activities during the nine months ended September 30, 2013 primarily consisted of the $93.5 million received from the public sale of 6.9 million common shares in May 2013 and approximately $11.1 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The net cash provided by financing activities for the nine months ended September 30, 2012 was from the exercise of employee stock options and the sale of shares for the employee stock purchase plan.

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
  Product returns: We will accept product that is damaged or defective when shipped directly to the SP or SD from our third-party logistics provider or for product that is returned with more than two (2) months remaining until the expiration date from our SP or SD only. We will not provide any credit for product that has been labeled for or sent to a patient. Product returned is generally not resalable as the product must be temperature- controlled throughout the supply chain and such control is difficult to confirm. We make a reasonable estimate of future potential product returns based on the number of prescriptions that have been approved for reimbursement and sent to an SP with each corresponding shipment of Gattex that has been sent to each respective SP. We also have the visibility to see current inventory levels and the current shelf life at the SPs and SD and have the ability to control the amount of product that is sold to the SPs and SD. At the end of each reporting period, we determine a product returns reserve by evaluating the units held in our distribution channel, the underlying demand for such units and the risk of potential product returns.  At September 30, 2013 we recorded a product returns reserve of approximately $119,000 that we believe could be returned in the future.

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

Our 5.75% Convertible Notes due 2014 and our 9% non-recourse Sensipar Notes, each have a fixed interest rate. As of September 30, 2013, our Convertible Notes and Sensipar Notes had $16.5 million and $61.1 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk.  We have significant clinical and commercial-scale manufacturing agreements which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiary which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the September 30, 2013 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2013, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.  In the first quarter of 2013, we began generating revenues from sales of Gattex and began capitalizing inventory costs related to manufacturing Gattex and the acquisition of teduglutide and rhPTH 1-84 raw material related to the March 18, 2013 Transition and Termination Agreement with Takeda. (See note 10). The accounting for our net product sales and the capitalization of inventory is material to our financial position as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013, and we believe the internal controls and procedures relating to the accounting for net product sales and the capitalization of inventory have a material effect on our internal control over financial reporting. See Note 1, "Accounting Policies" to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

We have expanded our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and applicable rules and regulations to include controls with respect to our net product sales and our valuation of inventory and intangibles. Except for these expanded controls, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during 2013.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of September 30, 2013.

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

NPS PHARMACEUTICALS, INC.

Date: November 6, 2013	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32*	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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