Form 10-K
period 2013-12-31
NPS PHARMACEUTICALS INC
filed 2014-02-18
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	87-0439579
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Hills Drive, 3rd Floor, Bedminster, NJ    07921
(Address of Principal Executive Offices including Zip Code)

(908) 450-5300
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒     NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," and large "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $1,540,963,266 as of June 30, 2013, based upon the closing price for the shares of common stock reported on The NASDAQ Global Market on such date.

As of February 11, 2014, there were 102,801,552 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part II - "Securities Authorized For Issuance Under Equity Compensation Plans" and Part III of this Form 10-K.

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

ITEM 1. Business

Overview

We are a biopharmaceutical company focused on pioneering and delivering therapies that transform the lives of patients with rare diseases worldwide. Our strategy is focused on the global development and commercialization of `first-in' or `best-in' rare disease therapeutics. We incorporated in Utah in 1986 and reincorporated in Delaware in 1992. Our marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration (FDA) in December 2012 for the treatment of adult patients with Short Bowel Syndrome (SBS) who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the EU, teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We expect commercial sales of Revestive to begin in certain ex-US territories in 2014. We plan to begin pricing and reimbursement discussions in certain EU countries during the first half of 2014. In addition, named-patient programs have been initiated in a number of countries and we are implementing our regulatory strategy for Japan, which includes filing for orphan drug status. We are also seeking to expand our SBS franchise by evaluating the safety and efficacy of Gattex/Revestive in a global registration study of pediatric patients with SBS patients.

Our second product, Natpara® (rhPTH[1-84]) for injection, has been developed for hypoparathyroidism, a rare multidimensional disorder characterized by deficient or absent parathyroid hormone (PTH). The review of our Biologic License Application for Natpara is ongoing and the Prescription Drug User Fee Act (PDUFA) goal date for a decision by FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA told us they plan to discuss our Natpara application at an advisory committee meeting. We expect to file our Marketing Authorization Application (MAA) for Natpara in hypoparathyroidism with the European Medicines Agency (EMA) in 2014.

We are actively pursuing in-licensing opportunities to build a global pipeline of `first-in' or `best-in' therapies for rare disorders of high unmet medical need. Our lead clinical-stage product candidate is NPSP795, a calcilytic compound with potential application in rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia (ADH).

We have collaborations or royalty agreements with a number of pharmaceutical companies. In 2013, we recorded $123.8 million of royalty revenue that was driven by (i) Amgen's sales of Sensipar® and Mimpara® (cinacalcet HCl), (ii) Kyowa Hakko Kirin's sales of REGPARA® (cinacalcet HCl) in Japan, and (iii) Janssen's sales of Nucynta® (tapentadol) in the U.S. As described further herein, we have partially monetized our royalty rights related to Sensipar and Mimpara under our agreement with Amgen through the issuance of non-recourse debt and we have sold certain of our rights to receive royalty payments arising from sales of REGPARA under our agreement with Kyowa Hakko Kirin.

We consider our operations to be a single reportable segment. Financial results of this reportable segment are presented in our audited consolidated financial statements.

Significant Developments

  In February 2013, we launched and initiated commercial sales of Gattex in the US and we reported net sales of $31.8 million for the year ended December 31, 2013. At December 31, 2013, 530 Gattex/Revestive prescriptions had been received and 303 patients were on therapy in the U.S. We expect commercial sales of Revestive to begin in certain ex-US territories during the first half of 2014 with meaningful sales to begin in the later part of the year.
  In March 2013, we entered into an agreement, with Takeda GmbH and Takeda Pharma A/S (together, Takeda), which, among other things, terminated our existing license agreements with Takeda with respect to teduglutide and rhPTH 1-84. As a result of the transaction, we now have the exclusive worldwide rights, excluding Israel, to develop and commercialize teduglutide and rhPTH 1-84. Takeda received 6.1 million shares of NPS common stock that were valued at $54.9 million as of the date of the transaction. Takeda will also earn a $30.0 million milestone, payable in cash or stock at our option, in the first calendar year that combined worldwide net sales of both products exceed $750 million.
  In May 2013, we completed a public sale of 6,900,000 shares of our common stock at a per share price of $14.53. We received net proceeds from the sale of approximately $93.5 million, after deducting expenses and the commission in connection with the offering.
  In January 2014, the FDA accepted and filed for review our BLA for Natpara. Under PDUFA, the goal date for a decision by the FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA also noted that they plan to hold an advisory committee meeting to discuss our Natpara application.

Product and Development Programs and Royalty-Based Agreements

The table below includes our proprietary product and development programs:

Product	Indication	Status	Market

Gattex® (teduglutide) for injection	Adult SBS	Commercial	U.S.

Revestive (teduglutide)	Adult SBS	Approved	EU

Gattex/Revestive (teduglutide)	SBS (Registry)	Phase 4	Worldwide ex-Israel

Gattex/Revestive (teduglutide)	Pediatric SBS	Registration study	Worldwide ex-Israel

Natpara® (recombinant human parathyroid hormone 1-84)	Hypoparathyroidism	BLA filed	U.S.

Natpara	Hypoparathyroidism	Phase 3	Ex-U.S.

NPSP795	ADH	Phase 2	Worldwide

The table below includes certain of our royalty-based agreements:

Product	Indication	Status	Market	Rights
Sensipar®/Mimpara® (cinacalcet HCl)[1]	Secondary hyperparathyroidism	Commercial	Worldwide Ex-Asia	Amgen

Sensipar® (cinacalcet HCl)[1]	Hypercalcemia in parathyroid cancer	Commercial	Worldwide Ex-Asia	Amgen

Cinacalcet HCl[1]	Primary hyperparathyroidism	Commercial	Worldwide Ex-Asia	Amgen

REGPARA® (cinacalcet HCl)[2]	Secondary hyperparathyroidism	Commercial	Asia	Kyowa Hakko Kirin

NUCYNTA® (tapentadol) and	Moderate to severe acute pain	Commercial	U.S.	Janssen
Nucynta ER	Moderate to severe chronic pain
Neuropathic pain associated with diabetic peripheral neuropathy in adults

Ronacaleret (calcilytic compound)	Stem cell mobilization	Phase 2	Worldwide	GlaxoSmith Kline

[1]	We currently receive cash payments for royalties earned in excess of $8.0 million per quarter related to Amgen's sales of Sensipar and Mimpara. The $8.0 million per quarter services non-recourse debt.
[2]	We currently do not receive cash payments related to our REGPARA royalties as we have sold certain of our rights to receive these payments to service our non-recourse debt.

Product and Development Programs

Gattex/Revestive (Teduglutide [rDNA] origin]) for injection

Gattex is a novel recombinant analog of human glucagon-like peptide 2 (GLP-2), a protein involved in the rehabilitation of the intestinal lining. SBS results from surgical resection, congenital defect or disease-associated loss of absorption in the bowel in which patients are subsequently unable to maintain fluid, electrolyte, and nutrient balances on a conventional diet. Despite an adaptation that occurs generally in the two years after resection, many SBS patients require parenteral support to supplement and stabilize their nutritional and hydration needs.

We launched Gattex in the US in February 2013 and we expect commercial sales of Revestive to begin in certain ex-US countries in 2014. In December 2012, the FDA approved Gattex for the treatment of adult patients with SBS who are dependent on parenteral support. In August 2012, the European Commission approved Revestive® for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery.

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

In 2007, we granted Takeda, the rights to develop and commercialize teduglutide outside the United States, Canada, Mexico and Israel. We regained these rights in March 2013 and now have worldwide, excluding Israel, rights to teduglutide.

SBS Market Opportunity

SBS is a very rare and highly disabling condition that can impair a patient's quality of life and lead to serious life-threatening complications. SBS typically arises after extensive resection of the bowel due to Crohn's disease, ischemia or other conditions. SBS patients often suffer from malnutrition, severe diarrhea, dehydration, fatigue, osteopenia, and weight loss due to the reduced intestinal capacity to absorb nutrients, water and electrolytes. Before the approval of Gattex/Revestive, the only long-term treatment available for SBS was parenteral support to supplement and stabilize hydration and nutritional needs.

Parenteral support does not improve the body's own ability to absorb nutrients and it is associated with shortened life span, life-threatening complications including sepsis, blood clots or liver damage, and reduced quality-of-life due to the time required for, and consequences of, frequent access to an intravenous pump. A National Institute of Health (NIH) publication reported that the annual mean costs of lifelong, complex home healthcare associated with PN/IV support ranged from $185,000 to $568,000, not including the indirect costs associated with disability and/or the dollar value that could be ascribed to the challenging daily living for these patients (Piamjariyakul 2010).

We have estimated that there are between 9,000 and 17,000 addressable SBS patients worldwide who are eligible for Gattex/Revestive therapy with an estimated 3,000 to 5,000 patients in the U.S. market. Gattex/Revestive is the first long-term therapy approved for adult SBS patients. Currently two products - somatropin (rDNA origin) for injection (human growth hormone) and L-glutamine powder for oral solution - are approved for the treatment of SBS for up to four and 16 weeks, respectively. The goal of treatment with Gattex/Revestive is to enhance absorption by increasing villus height and crypt depth of the intestinal mucosa and to reduce or eliminate dependence on parenteral support.

We believe the SBS market is attractive because of the lack of effective long-term drug therapies in this rare indication, the high cost of parenteral support, the serious complications and morbidities associated with parenteral support, and the clinical benefits and improvements that we believe patients will experience with Gattex/Revestive therapy.

Gattex/Revestive for adult SBS

Gattex/Revestive is the first and only analog of GLP-2 proven to increase intestinal absorption and decrease or eliminate the need for parenteral support.

Our clinical development program for Gattex/Revestive is the largest and most comprehensive conducted in adult SBS patients to date, consisting of 15 clinical studies. Across all clinical studies, 566 subjects were exposed to at least one dose of Gattex, of whom 134 had SBS and were treated with 0.05 mg/kg/day Gattex/Revestive. The U.S. and EU approvals of Gattex/Revestive were based on an international, 24- week, double-blind, placebo-controlled, pivotal Phase 3 trial, known as STEPS. The primary endpoint of STEPS was defined as a 20 percent or greater reduction in parenteral support volume demonstrated at week 20 and sustained at week 24. The study's other endpoints included reductions in parenteral support volume and additional days off therapy. Key findings from the STEPS trial include:

  In an intent-to-treat analysis at weeks 20 and 24, 63 percent of patients treated with Gattex/Revestive achieved at least a 20 percent reduction in weekly parenteral support volume when compared to baseline, versus 30 percent of patients on placebo (p=0.002).
  After 24 weeks of treatment, parenteral support volume declined by 32 percent (4.4 L/week) in Gattex/Revestive-treated patients, versus 21 percent (2.3 L/week) in the placebo group (p<0.001).
  After 24 weeks of treatment, 54 percent of Gattex/Revestive-treated patients were able to reduce the number of infusion days per week by one or more days, compared to 23 percent of those treated with placebo (p=0.005).

The most common adverse reactions (≥10 percent) across all studies with Gattex/Revestive include stomach area (abdomen) pain or swelling, skin reaction where the injection was given, nausea, headache, cold or flu like symptoms, vomiting, and holding too much fluid in the body (swelling of face, ankles, hands or feet). In addition, vomiting and fluid overload were reported in the Phase 3 SBS studies at rates ≥ 10 percent.

In October 2013, we reported new findings from our STEPS 2 study of Gattex/Revestive at the American College of Gastroenterology (ACG) Annual Scientific Meeting and Postgraduate Course. STEPS 2 was a two-year open-label extension study of 88 adult patients with SBS. Investigators reported that the long-term use of Gattex/Revestive in patients with SBS resulted in additional, clinically meaningful reductions in the volume and days per week of parenteral support requirements in this extension study. In addition, 10 of 13 patients who achieved complete independence from parenteral support were those who received 30 months of Gattex in the 6-month STEPS pivotal study and the 24-month STEPS 2 study. Two patients who received placebo in STEPS and 24 months of Gattex/Revestive in STEPS 2 and one patient who bypassed STEPS and was enrolled directly into STEPS 2 also achieved independence from parenteral support. No new unexpected safety concerns were observed with long-term Gattex/Revestive treatment and the product's safety profile remains consistent with the product's label. We have submitted these data to the FDA and the EMA to include long-term data from STEPS 2 in our U.S. and EU prescribing information.

The FDA and European Commission have granted orphan drug status for Gattex and Revestive, respectively for the treatment of SBS.

Gattex/Revestive for pediatric SBS

We are also evaluating the safety and efficacy of Gattex/Revestive in pediatric SBS. In December 2013 we initiated an open-label 4- cohort study that will enroll approximately 36 pediatric SBS patients between the ages of 1 and 17. Non-randomized patients will receive Gattex/Revestive in 3 active cohorts. We are also planning to enroll additional patients into an observational fourth cohort who will receive standard of care. The three doses of Gattex/Revestive will be investigated for 12 weeks. The patients will be screened prior to the start of treatment to establish baseline characteristics including safety, eligibility and nutritional support. The primary outcome is safety, based on the number of reported adverse events after 12 weeks of teduglutide. In addition we will look at the pharmacodynamics based on the changes in parenteral and enteral support requirements after 12 weeks of treatment. We would expect to report top-line data from the study in late-2014 or early 2015.

Pediatric SBS is a complex and highly morbid condition with significant mortality rates. Patients suffer from repeated episodes of sepsis, dehydration, and metabolic derangements. Pediatric SBS is also associated with diarrhea or stomal output that can be traumatizing and socially debilitating. Researchers from the University of Michigan reported in a publication that in the US, over a five-year period the mean cost of care for a child with SBS is $1.6 million and over that same period pediatric SBS patients spend an average of 146 days in the hospital (Spencer et al. 2008). In December 2013, we initiated a global registration study of Gattex/Revestive in pediatric patients with SBS who are dependent on parenteral support.

Natpara® (recombinant human parathyroid hormone 1-84 [rDNA origin] injection)

Natpara is our bioengineered replacement for endogenous PTH that we have developed for the treatment of hypoparathyroidism, a rare endocrine disorder in which the body produces insufficient levels of PTH, a principal regulator of the body's mineral homeostasis.

PTH plays a central role in a variety of critical physiological functions, including closely modulating serum calcium and phosphate, regulating renal excretion of calcium and phosphate, activating vitamin D, and maintaining normal bone turnover. In patients with hypoparathyroidism, insufficient levels of PTH lead to low serum calcium, high serum phosphate, increased urinary calcium excretion, and decreased urinary phosphorus excretion. PTH deficiency can also disrupt skeletal homeostasis, leading to bone abnormalities. In addition, patients with insufficient levels of PTH are unable to convert native vitamin D into its active state to properly absorb dietary calcium.

Acute symptoms of hypoparathyroidism are largely due to hypocalcemia and include fatigue, muscle spasms and cramps, tingling, tetany, seizures, brain fog/mental lethargy, anxiety, and depression. In the absence of an approved parathyroid replacement therapy, the standard approach focuses on using high doses of calcium and active vitamin D to increase calcium levels in the blood and reduce the severity of hypocalcemic symptoms. However, balancing the administration of supplements is challenging due to calcium fluctuations and the long-term use of high doses of calcium and vitamin D may lead to serious complications, including long-term renal damage. In addition, because serum phosphate levels are elevated when PTH is missing, increasing serum calcium may lead to irreversible calcium-phosphate deposits in the kidneys, arteries or brain. Further, supplements do not correct the abnormal bone metabolism due to PTH deficiency or enable the activation of vitamin D.

Hypoparathyroidism Market Opportunity

Epidemiological data on hypoparathyroidism are limited given its rarity and the variability in the severity of the symptoms associated with this disorder. Based on market research we have conducted, we believe the prevalence of chronic hypoparathyroidism in our targeted global markets is 180,000 patients of which approximately 70,000 patients are considered highly symptomatic despite current management approaches, which represents our initial target. The most common cause of hypoparathyroidism is injury to or removal of the parathyroid glands during neck surgery. The definition of permanent post-surgical hypoparathyroidism is generally accepted to be insufficient parathyroid hormone to maintain normal calcium levels six months after surgery. Hypoparathyroidism can also be associated with autoimmune or other disorders or it can be idiopathic in nature.

Hypoparathyroidism is one of the few hormonal deficiency syndromes in which replacement therapy using the native hormone is not clinically available. Treatment of hypoparathyroidism is further complicated by the lack of national or international consensus management guidelines.

In the absence of an approved parathyroid replacement therapy, the standard approach focuses on using high doses of calcium and active vitamin D to increase calcium levels in the blood and reduce the severity of hypocalcemic symptoms. However, balancing the administration of supplements is challenging due to calcium fluctuations and the long-term use of high doses of calcium and vitamin D may lead to serious complications, including long-term renal damage. In addition, because serum phosphate levels are elevated when PTH is missing, increasing serum calcium may lead to irreversible calcium-phosphate deposits in the kidneys, arteries or brain. Further, supplements do not correct the abnormal bone metabolism due to PTH deficiency or enable the activation of vitamin D.

As is the case for most rare diseases, the burden of illness for hypoparathyroidism has not been well described or studied. Considering the need to better understand the burden of illness associated with this condition, we conducted an extensive quantitative study known as PARADOX in conjunction with the Hypoparathyroidism Association and the Mayo Clinic. This study is the largest ever conducted in this condition and included 374 patients with hypoparathyroidism. Key findings from PARADOX suggest that patients with hypoparathyroidism have a high burden of illness, as 99% continue to experience multiple symptoms despite the use of calcium and vitamin D supplements and other medications. On average, patients reported experiencing a collection of 16 of the 38 symptoms reported in the analysis. The most common physical symptoms reported included fatigue (82%), muscle pain or cramping (78%), paresthesia (76%), tetany (70%), and joint or bone pain (67%), and pain/heaviness/weakness in extremities (53%). Cognitive and emotional symptoms were also prevalent. Brain fog/mental lethargy (72%), inability to focus or concentrate (65%), and memory loss or forgetfulness (61%), and sleep disturbances (57%) were common, while anxiety (59%) and depression (53%) were also reported. The findings also showed that symptoms persist for an average of 13 hours over the course of a day. While patients indicated that they were managing their symptoms with calcium and vitamin D, they continued to develop comorbidities of hypoparathyroidism and suffer from acute episodes requiring emergency care and/or hospitalization. Sixty-nine percent of patients experienced comorbidities since diagnosis. Common comorbid conditions that were most frequently reported by patients in PARADOX included heart arrhythmias (66%) and kidney stones (36%). Bone fractures (16%) were also reported. Seventy-nine percent of patients reported hospital stays or emergency department visits, with the annualized rate for patients who classified their condition as severe exceeding those of patients with mild or moderate condition. Patients exceeded the national average for the general population for emergency department visits and hospital stays.

A study of the long-term follow-up of 120 patients with hypoparathyroidism was recently published (Mitchell et al, 2012). Hypoparathyroidism was confirmed by documented hypocalcemia with a simultaneous low or inappropriately normal PTH level for at least 1 year. Of those with renal imaging (n = 54), 31% had renal calcifications, and 52% of those with head imaging (n = 31) had basal ganglia calcifications. Rates of chronic kidney disease Stage 3 or higher were 2 to 17 fold greater than age-appropriate norms.

The risks of renal complication and cardiovascular disease in subjects with hypoparathyroidism were also evaluated in a case study gleaned from the Danish National Patient Registry and a prescription database. From 1988 to the present, 688 patients were identified who manifested symptoms of hypocalcemia and inappropriately low PTH levels necessitating treatment with calcium and/or vitamin D supplementation following neck surgery. Compared with age- and gender-matched controls, patients with hypoparathyroidism had an increased risk of renal complications and hospitalization due to seizures (Underbjerg et al, 2013).

The direct and indirect health care costs for persons with hypoparathyroidism are substantial. In a study conducted by the Mayo Clinic, the mean and median costs for persons with hypoparathyroidism were approximately three-fold those for unaffected persons of similar age/sex.

The PARADOX study and other epidemiological research show that hypoparathyroidism has a significant impact on patients in many ways: physical, emotional, quality of life, social life, and productivity. Despite the currently available medical management, symptoms persist and occur frequently, even daily and, when experienced on a moderate or severe level, can negatively affect the patients' life. In addition to associated symptoms, patients report comorbidities that are directly related to their hypoparathyroidism. These concurrent conditions necessitate further medical treatment. Given the chronicity of hypoparathyroidism patients are faced with a lengthy affliction with chronic and debilitating symptoms and complications.

To help illustrate the fundamental aspects of hypoparathyroidism, we initiated enrollment in a global natural history registry for patients with hypoparathyroidism. The objective of the study, known as PARADIGHM, is to characterize the natural history of chronic hypoparathyroidism, including its treatment, clinical outcomes, comorbidities and mortality as observed in a typical clinical setting. The ultimate goal for compiling the PARADIGHM registry is to assist healthcare practitioners in optimizing clinical decision making for patients with hypoparathyroidism. The registry is designed to help healthcare practitioners better understand the variability, progression and natural history of the disorder. Patients will be enrolled and followed for at least 10 years to characterize this rare, complex endocrine disorder under conditions of normal clinical practice.

Natpara for Hypoparathyroidism

Natpara is a bioengineered replica of human parathyroid hormone designed to replace the missing hormone, which is a practice used successfully in treating other classic endocrine disorders. Because Natpara is identical in structure to the 84-amino acid single-chain polypeptide human parathyroid hormone and mimics the action of natural parathyroid hormone, we believe it has the ideal mechanism of action to fulfill the unmet need of this chronic condition and offer a more physiological treatment outcome than is possible with existing treatments.

In January 2014, the FDA accepted and filed for review our BLA for Natpara. Under PDUFA, the goal date for a decision by the FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA also noted that they plan to discuss our Natpara application at an advisory committee meeting.

The company's clinical development program for Natpara includes 12 pharmacology studies, five efficacy and safety studies in hypoparathyroidism, and a supporting development program consisting of seven studies in osteoporosis. The pivotal Phase 3 study known as REPLACE, was a randomized, double-blind, placebo controlled study of 134 patients with hypoparathyroidism.

The results from the REPLACE study were recently published in The Lancet Diabetes & Endocrinology (Mannstadt et al. 2013). Key findings from the study are summarized below.

  Fifty-three percent of Natpara-treated patients achieved the primary endpoint by decreasing doses of oral calcium and active vitamin D by 50 percent or more, while maintaining serum calcium levels by the end of the treatment phase. In contrast, only 2 percent of the placebo group (P<0.001) met the primary endpoint.
  Among secondary endpoints, by Week 24, 43 percent (36/84) of patients treated with Natpara were able to achieve independence from active vitamin D therapy and required only 500 mg/day or less of oral calcium, as compared to five percent (2/37) of patients treated with placebo (p<0.0001).
  From baseline, patients treated with Natpara reduced their oral calcium dose by an average of 52 percent (P<0.001), whereas those treated with placebo increased their average dose by 6 percent.
  The between-group differences in the average decrease from baseline for prescribed doses of both calcium and active vitamin D were apparent from week three until week 24 (p<0.002). Despite the large reductions in oral calcium and active vitamin D doses, serum calcium remained at or above baseline levels for the Natpara-treated patients without increasing mean urinary calcium excretion.
  Mean serum phosphate concentrations were similar (at the upper limit of normal) for both Natpara and placebo at baseline, but fell within normal in the Natpara group upon treatment and remained lower than in the placebo group throughout treatment (P<0.003 at all time points).
  At week 24, mean serum phosphate levels (±SD) had decreased by 0.46 (0.80) mg/dL and 0.09 (0.66) mg/dL for the Natpara and placebo groups, respectively (P<0.001).

  Natpara also showed a reduced calcium-phosphate product and replicated another effect of endogenous PTH by maintaining the serum level of 1,25-dihydroxyvitamin D despite a statistically significant mean reduction in active vitamin D doses.
  The overall incidence of adverse events (AE) and percentage of patients with an AE was similar between placebo (100 percent) and Natpara (93 percent) groups. By study end, 93 percent (84/90) of patients in the Natpara group and 100 percent (44/44) in the placebo group had at least one adverse event. The most common AEs were nervous system, metabolism and nutrition, musculoskeletal and connective tissue, and gastrointestinal disorders.
  During the maintenance phase of the study (weeks 16-24), a smaller proportion of Natpara-treated patients reported clinical symptoms associated with hypocalcaemia than those in the placebo-treated group; however, the difference was not statistically significant. Serious adverse event (SAE) rates were also similar between the placebo-treated (9 percent) and Natpara-treated (11 percent) groups. Only one serious AE of hypercalcemia in the Natpara group was considered treatment-related, and did not lead to study discontinuation. Three of 90 (3 percent) patients in the Natpara group discontinued treatment due to an AE, but only one of these patients' events were thought to be related to treatment.

Based on these data, we believe Natpara has the potential to be the first hormone replacement therapy for chronic hypoparathyroidism.

We have completed an eight-week randomized, dose-blinded study, known as RELAY, which investigated the safety and efficacy of Natpara at fixed doses of 25 mcg and 50 mcg for the treatment of hypoparathyroidism. The primary endpoint of RELAY is to demonstrate oral calcium supplementation of 500 mg or less per day, a reduction in active vitamin D metabolite/analog therapy of 0.25 mcg or less per day, and serum calcium concentrations of between 7.5 mg/dL and the upper limit of normal. The results from RELAY showed that Natpara was well- tolerated and that a 25 mcg dose may be appropriate for a small subset of hypoparathyroidism patients.

We are advancing a long-term, open-label study, known as RACE, which is investigating the long-term safety and tolerability of Natpara.

The FDA and European Commission have granted orphan drug status for Natpara for the treatment of hypoparathyroidism.

NPSP795 in autosomal dominant hypocalcemia (ADH)

Autosomal dominant hypocalcemia, or ADH, is a life-long genetic disorder related to the calcium-sensing receptor. It affects children and adults. Regardless of serum calcium or PTH levels, patients with ADH continuously excrete calcium through the renal system because their receptors are always sensing that serum calcium levels are too high. This results in hypocalcemia and hypercalciuria.

Symptoms of ADH can be severe and life-threatening and include tetany, convulsions, and renal impairment. There is no approved therapy for ADH and supportive approaches usually involve carefully adjusting calcium and active vitamin D. These efforts are not always effective and can worsen the condition by increasing calcium excretion and renal complications. For these reasons, physicians sometimes choose not to treat patients with ADH in order to avoid these complications.

NPSP795 is a calcilytic agent, which is a small molecule antagonist of the calcium-sensing receptors on the parathyroid glands. Calcilytics work by triggering a release of the body's stores of PTH. Initially developed to stimulate parathyroid hormone secretion and bone formation for the treatment of osteoporosis and other bone metabolism disorders, calcilytics have been shown to increase serum calcium and decrease urinary calcium excretion in a Phase 2 study of patients with osteoporosis.

We believe NPSP795 could be a novel treatment for disorders involving increased calcium receptor activity like ADH. We expect to begin a Phase 2a proof-of-concept dose-ranging study in the middle of 2014.

Royalty-Based Agreements

We have agreements with Amgen, Janssen, GlaxoSmithKline and Kyowa Hakko Kirin. Generally, these agreements provide for payments to us for the achievement of specified milestones, and royalties on sales of products developed under the terms of the particular agreement. In return for these financial benefits, we grant the particular company a license to the technology that is the subject of the collaboration or to intellectual property that we own or control. Additional information about these arrangements is set forth in Note 2, Collaborative and License Agreements, in "Notes to Consolidated Financial Statements" in Part II of this annual report on Form 10-K, which information is incorporated into this item by reference.

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

Payments from Amgen for Cinacalcet HC1

Cumulatively through December 31, 2013, Amgen has paid us $40.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $5.0 million if it achieves other development and regulatory milestones. In addition to these milestones, we earn royalties on Amgen's sales of cinacalcet HCl in its licensed territories. This agreement was amended in June 2012, whereby we exchanged our rights to receive royalties under the license agreement that are earned after December 31, 2018 in all countries except for Japan, China, North Korea, South Korea and Taiwan in return for a one-time non-refundable $25.0 million payment that we received in July 2012.

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

In August 2011, we amended our agreement with Amgen that became effective after the retirement of the Class B Notes. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to us (which we refer to as the Sensipar Notes). The repayment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of default, we will have no obligation to repay any unsettled amount. We further amended the agreement with Amgen in June 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9% per annum discount on the balance of the advance, Amgen will resume paying us all royalties earned through December 31, 2018. We received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with the transaction. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter, which is satisfied solely by the withholding of royalties by Amgen. The outstanding principal balance on the Sensipar Notes, were $54.4 million and $80.2 million as of December 31, 2013 and 2012, respectively. Under our agreements for the Sensipar Notes, we would potentially be liable for our breaches or defaults, if any.

Payments from Kyowa Hakko Kirin for Cinacalcet HC1

Cumulatively through December 31, 2013, Kyowa Hakko Kirin has paid us $25.0 million in license fees, research and development support payments and milestone payments, which include a $2.0 million milestone payment we received in October 2007 after the approval of cinacalcet HCl in Japan. Under the terms of our agreement, Kyowa Hakko Kirin is required to pay royalties on any sales of cinacalcet HCl in its territories.

On February 26, 2010, we sold our royalty rights from sales of REGPARA® (brand name for cinacalcet HCl in Japan) to an affiliate of DRI Capital, Inc. or DRI for $38.4 million. Royalties will revert to us once DRI receives cumulative royalties of $96 million or 2.5 times the amount paid to us. Under the agreement, DRI is entitled to receive royalty payments related to net sales of REGPARA occurring on or after July 1, 2009. In connection with this agreement, we granted DRI a security interest in our license agreement with Kyowa Hakko Kirin and certain of our patents related to REGPARA and other intellectual property underlying that agreement. As of December 31, 2013 and 2012, the outstanding principal balances on REGPARA-secured debt were $35.2 million and $36.3 million, respectively. In the event of a default by us under the agreement with DRI, DRI would be entitled to enforce its security interest against us and the property described above.

Takeda GmbH (Preotact® (parathyroid hormone 1-84 [rDNA origin] injection)) and Teduglutide, ex-North America Development

On March 18, 2013, we entered into a Termination and Transition Agreement (the "Transition Agreement"), with Takeda GmbH ("Takeda GmbH"), and Takeda Pharma A/S ("Takeda Pharma" and, together with Takeda GmbH, "Takeda"). The Transition Agreement provides for the termination of the license agreement, dated as of July 2, 2007, as amended, which granted Takeda Pharma the exclusive license to sell, market and commercialize recombinant parathyroid hormone 1-84 [rDNA origin] ("PTH") worldwide, except for the U.S., Israel, and Japan, and a non-exclusive license to manufacture and develop PTH (the "PTH License Agreement"), and the license agreement, dated as of September 24, 2007, as amended, which granted Takeda GmbH the exclusive license to develop and commercialize teduglutide worldwide, except for North America and Israel (the "Revestive License Agreement," and together with the PTH License Agreement, the "License Agreements").

Preotact is the brand name that Takeda Pharma had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. We are seeking FDA approval of PTH in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. Takeda GmbH developed and obtained approval in the EU in August 2012 for teduglutide under the trade name Revestive for the treatment of short bowel syndrome ("SBS") in adults who are stable following a period of intestinal adaptation after surgery. We obtained FDA approval in the U.S. in December 2012 for teduglutide under the trade name Gattex for adult patients with SBS who are dependent on parenteral support. We are not marketing PTH for the treatment of osteoporosis.

As a result of the termination of the License Agreements, we have the exclusive rights worldwide, excluding Israel, to develop and commercialize teduglutide and PTH. In addition, under the Transition Agreement we acquired certain assets related to the products covered by the License Agreements, including, but not limited to, all of Takeda's inventory, patents, and regulatory approvals related to such products. We were also assigned Takeda's rights and assumed Takeda's obligations under certain contracts related to such assets.

Pursuant to the Transition Agreement, we issued 6,067,961 shares of our common stock to Takeda in a private placement transaction, which approximated $50 million based upon the 30-day volume weighted average share price of our common stock as calculated pursuant to the Transition Agreement. We will be obligated to make an additional $30 million milestone payment to Takeda in the event world-wide net sales of the products covered by the License Agreements exceed $750 million in a single calendar year; provided that such milestone payment will become due upon a change in control of the Company. Such milestone payment may be made at our discretion in the form of either cash, shares of our common stock or a combination of both, subject to certain restrictions, including a limit on the maximum number of shares that may be offered under the Transition Agreement.

On December 20, 2013, we entered into an amendment and restatement (the "Amendment and Restatement") to our Agreement for the Sale and Assignment of Rights (the "2007 Agreement"), dated as of July 16, 2007, between NPS Allelix Corp., Drug Royalty L.P. 3 ("DRLP3"), an investment fund managed by DRI Capital Inc. ("DRI"), and NPS.

Under the 2007 Agreement, we sold to DRLP3 our rights to receive future royalty payments arising from the sale of recombinant human parathyroid hormone 1-84 [rDNA origin] ("PTH") under the PTH License Agreement.

Pursuant to the Amendment and Restatement, (i) DRLP3 has consented to the commercialization of PTH by NPS, (ii) the terms of the 2007 Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement. We will be required to pay royalties in the mid-single digits to DRLP3 based upon sales of PTH by us and our licensees (if any) worldwide, excluding Israel. We have agreed to undertake certain efforts to commercialize PTH. If we do not submit a Marketing Authorization Application to the European Medicines Agency for PTH in the European Union by an agreed upon date, DRLP3 will have the right to revoke the consent granted in the Amendment and Restatement, reinstate the 2007 Agreement, and either cause us to enter into a new license agreement with a third party with respect to PTH on terms that are substantially similar and no more extensive (when taken as a whole) than the terms contained in the terminated PTH License Agreement, or negotiate such an agreement on our behalf.

Our obligation to pay royalties to DRLP3 under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by us with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. Our obligation to pay royalties to DRLP3 under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRLP3 by Takeda and us total $125 million. As of December 31, 2013, $45.5 million in royalties had been paid to DRLP3.

DRLP3 continues to maintain a security interest in NPS patents that contain claims covering PTH and certain other NPS intellectual property related to PTH. In the event of a default by us under the Amendment and Restatement, DRLP3 would be entitled to enforce its security interest against us and such intellectual property.

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

In August 2011, we formed a new agreement with GSK that replaced the 1993 agreement and expanded the licensed field of research for ronacaleret, which was discovered under the 1993 agreement and studied as a treatment for osteoporosis in post-menopausal women. The new agreement allows GSK to pursue stem cell mobilization, in addition to osteoporosis and other bone disorders. GSK will be responsible for all development, manufacturing and commercialization of ronacaleret. We are entitled to development milestones and royalties on any future sales of ronacaleret. GSK will no longer have rights to other calcilytic compounds discovered or developed under the 1993 agreement. GSK has the right to terminate the license upon 30 days notice, on a country-by-country basis for countries for which GSK has reasonably determined that continued development or commercialization in such country is not justified.

Janssen Pharmaceuticals, Inc.

In December 2006, we entered into an agreement with Janssen Pharmaceuticals, Inc. formerly known as Ortho-McNeil Pharmaceutical (Janssen) pertaining to certain of our patents. Under this agreement, Janssen is required to pay us royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which we have patents whose claims cover such sales of such products. We also received an up-front licensing fee. Janssen pays us its royalty on a quarterly basis. We are responsible for patent prosecution and maintenance of the related patents. In November 2008, the U.S. Food and Drug Administration approved tapentadol immediate-release tablets for the relief of moderate to severe acute pain in adults 18 years of age or older. In August 2011, the FDA approved Nucynta ER (tapentadol extended-release) tablets for the management of moderate-to-severe chronic pain in adults. In August 2012, the label for Nucynta ER was amended to provide for the use of the product for the management of neuropathic pain associated with diabetic peripheral neuropathy in adults. Tapentadol is a centrally acting oral analgesic.

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

In-licensing Agreements

In February 1993, we entered into a patent license agreement with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. Under the patent license agreement, we are responsible for all costs relating to obtaining regulatory approval from the FDA or any other federal, state or local government agency and carrying out any clinical studies, relating to the technology. The Brigham and Women's Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. We are required to pay royalties on the sales of cinacalcet HC1 up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which $9.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Brigham and Women's Hospital may terminate the patent license agreement if we breach the terms of the agreement and do not cure the breach within 60 days of receiving notice of the breach. Certain violations of terms of the patent agreement, if pursued by Brigham and Women's Hospital, might result in the exclusive, royalty-free license of the technology to Brigham and Women's Hospital or other adverse consequences.

We have a license agreement with Daniel J. Drucker, MD, and his Canadian corporation 1149336 Ontario Inc. The license agreement grants to us an exclusive worldwide license under Dr. Drucker's patent portfolio for glucagon-like peptide-2, or GLP-2, and its therapeutic uses. Under the license agreement, we have agreed to ensure that reasonable commercial efforts are used to develop and commercialize any product covered by the licensed patents. The agreement requires us to pay annual non-refundable license maintenance fees, royalties on sales and licensing fees, and milestone payments. During the period commencing upon our acquisition of Allelix Biopharmaceuticals Inc., the original licensee under this agreement, on December 23, 1999 through December 31, 2013, we have paid license maintenance fees, milestone payments and sublicense fees totaling $10.8 million under this license agreement. We are obligated to pay a royalty that represents a percentage in the single digits of our sales of Gattex and Revestive. The license agreement is perpetual but we may terminate the agreement at any time upon 60 days written notice. In addition, if we default on any of the material obligations under the agreement Dr. Drucker may terminate the license agreement and all rights granted under the agreement will revert to Dr. Drucker. In addition, if Dr. Drucker terminates the license agreement for our default, or if we terminate the license agreement for our convenience, we will be obligated to assign to Dr. Drucker all intellectual property relating to GLP-2 that is owned by us, and we will be prohibited from developing, making or selling a GLP-2 product for a period of 15 years.

Government Regulation

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

The FDA may withhold approval if the applicable regulatory criteria are not satisfied or may require additional testing or data. Even if such data are submitted, the FDA may ultimately decide that the application data do not satisfy the risk-to-benefit criteria for approval. The FDA may also limit the indications for use and/or require post-marketing testing and surveillance to monitor the safety and or efficacy of a product. If approved, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor approved products even after they have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post- marketing programs.

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
  As of 2010, a new Patient-Centered Outcomes Research Institute was established pursuant to PPACA to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient- Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.
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

Sales and Marketing Regulation

In February 2013, we launched and initiated commercial sales of Gattex, the first NPS product to be commercialized and sold directly by NPS. In the past, we entered into agreements with third parties who have been responsible for commercialization of our products. As an organization that sells and markets its products directly, we are now subject to additional sales and marketing regulation and will be subject to similar regulations as we expand internationally into new markets.

The FDA regulates all advertising and promotion activities for products under its jurisdiction, including Gattex and Natpara. Broadly speaking, a company may not commercially promote a product prior to its approval, and after approval can make only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Physicians may, on their own choice and responsibility, prescribe drugs for uses that are not described in the drug's labeling and that differ from those tested by the product's manufacturer and approved by the FDA. Such "off-label" uses are common across medical specialties and may reflect a physician's belief that the "off-label" use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' promotion and communications regarding such "off-label" uses. Generally speaking, a manufacturer may not promote a drug for "off-label" use, but may engage in non-

promotional, balanced communication regarding "off-label" use under certain conditions. If a company is found to have promoted "off-label" uses, it may become subject to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. Such actions could subject a company to a range of penalties that could result in a significant commercial impact, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and other government agencies, including those related to false claims, any one of which could materially restrict the manner in which a company promotes or distributes drug products.

Several states have also enacted legislation requiring pharmaceutical companies operating within the state to establish marketing and promotional compliance programs or codes of conduct and/or file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities. Similar legislation is being considered by additional states and by Congress. We will also be required to publicly report certain payments and gifts, including those made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are not always clear.

We also are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.

Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. The specific regulations for sales and marketing vary from country to country, and compliance with such regulations may impose additional costs and time delays with respect to international commercialization of our products. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

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

Gattex/Revestive: Twenty-five issued U.S. patents include claims that cover technology related to Gattex and GLP-2, certain of which we license from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2026. We have been issued foreign counterparts of these patents. Our issued principal patents which contain claims that cover our product, Gattex, its formulation, and/or method of use, are summarized in the following table:

Territory	General Subject Matter	Expiration
U.S.	Glucagon-like peptide-2 analogs	2015[1]
U.S.	GLP-2 formulations	2022[1]
Europe	Glucagon-like peptide-2 analogs	2017[2]
Europe	GLP-2 formulations	2020
Japan	Glucagon-like peptide-2 analogs	2017[3]
Japan	GLP-2 formulations	2020[3]

1 We are eligible for patent term extension of up to five years on one U.S. patent due to Gattex' marketing approval by the FDA.
2 Does not include any supplementary protection. Applications for supplementary protection have been filed in most major European countries. In countries that have granted our applications, we have received approximately five years of supplementary protection.
3 Does not include any supplementary protection.

Natpara: Six issued U.S. patents include claims that cover technology related to parathyroid hormone. These patents have expiration dates ranging from 2014 to 2021. We have been issued foreign counterparts of these patents. Our issued principal patents which contain claims that cover formulations of Natpara and Preotact are summarized in the following table:

Territory	General Subject Matter	Expiration
U.S.	Parathyroid hormone formulation	20141
Europe	Parathyroid hormone formulation	2014
Europe	Protein formulations	20212
Japan	Parathyroid hormone formulation	20143
Japan	Protein formulations	20193

1 Includes one year of interim patent term extension. We are eligible for up to four additional years of patent term extension if Natpara is approved for marketing by the FDA.
2 Includes approximately two years of supplementary protection, which varies by country. Applications for supplementary protection have been granted in most major European countries.
3 Does not include any supplementary protection.

Calcimimetics: Eleven issued U.S. patents cover calcimimetics and calcium receptor technology. These patents and their foreign counterparts have been licensed to Amgen, Inc. and cover their products Sensipar® (cinacalcet) and Mimpara® (cinacalcet) worldwide except for certain Asian countries. The patents in those territories have been licensed to Kyowa-Hakko Kirin and cover their product Regpara® (cinacalcet.) Our calcimimetics patents have expiration dates (including 449 days of patent term extension for U.S. Patent No. 6,011,068) ranging from 2014 to 2020. Our issued principal patents that cover cinacalcet, its formulation and/or method of use, are summarized in the following table:

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
3 Includes five years of supplementary protection

Calcilytics, including NPSP795: Five issued U.S. patents contain claims that cover technology related to calcilytic compounds we have under development and have licensed to GlaxoSmithKline LLC. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2021. The products covered by these patents are in very early stages of development and the patents are not considered material at this time.

We do not believe that the expiration during the near term (2014 through 2015) of our principal patents relating to our material products will have a material adverse impact on our business, products or product candidates due to several factors. As noted above, one of the principal U.S. patents expiring in this time period that covers Gattex is eligible for up to five years of patent term extension as a result of the FDA's marketing approval of Gattex in December 2012 and one of the principal U.S. patents expiring in this time period that covers Natpara was granted one year of interim patent term extension and will be eligible for up to four additional years of patent term extension if Natpara is approved by the FDA. In addition, each of Gattex and Natpara has been designated as an orphan drug by the FDA and, as a result, Gattex will receive seven years of marketing exclusivity in the U.S. based upon the FDA's marketing approval of Gattex in December, 2012 and Natpara will receive seven years of marketing exclusivity in the U.S. in the event it is approved by the FDA. As a biologic product, Natpara is expected to receive 12 years of marketing exclusivity in the U.S in the event it is approved by the FDA. In Europe, Revestive and Natpara have each been granted orphan designation. Market exclusivity for orphan drugs is generally granted for a period of ten years.

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

We have focused our internal research and development on rare indications of significant unmet medical need where we believe a company of our size can successfully compete. For example, we have been granted orphan drug designation for Gattex and Revestive in the treatment of SBS, where there are a limited number of competing therapies. Gattex/Revestive is the first and only analog of GLP-2 proven to increase intestinal absorption and decrease or eliminate the need for parenteral support in adult SBS. Further, Gattex is the only pharmaceutical approved for long-term treatment of adult SBS. Other therapies for SBS include parenteral support and somatropin (rDNA origin) for injection, a human growth hormone marketed by Serono and L-glutamine in combination with somatropin (rDNA origin) for injection. Parenteral support does not address the issue of malabsorption for adult SBS. Further, a NIH publication reported that the annual mean costs of lifelong, complex home healthcare associated with PN/IV support ranged from $185,000 to $568,000, not including the indirect costs associated with disability and/or the dollar value that could be ascribed to the challenging daily living for these patients (Piamjariyakul 2010). In addition, parenteral support is associated with shortened life span, life-threatening complications including sepsis, blood clots or liver damage, and reduced quality-of-life due to the time required for and consequences of frequent access to an intravenous pump. Treatment with somatropin (rDNA origin) for injection is limited to 28 days and requires a specialized diet. Gattex will compete directly with somatropin (rDNA origin) for injection. Parental support-dependent pediatric SBS, pediatric feeding intolerance, and gastrointestinal mucositis or GIM are other specialty indications where few competitors exist. We are aware of two GLP-2 peptide analogs under development by Zealand Pharma, specifically ZP1846, which was licensed to Helsinn Healthcare, is in Phase 1 clinical development for chemotherapy-induced diarrhea and ZP1848 is in Phase 1 clinical development for inflammatory bowel diseases.

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

Sales and Marketing

We have established a small commercial organization to support sales of Gattex in the U.S. Our field force is comprised of 33 employees calling on a small prescriber base who are primarily gastrointestinal specialists. We have begun executing our international strategy for Revestive, which includes building commercial infrastructure, and are currently in the process of evaluating the commercial strategy outside of the U.S. for rhPTH 1-84. We expect commercial sales of Revestive to begin in certain ex-US territories in the first half of 2014. We plan to begin pricing and reimbursement discussions in selected EU countries during the first half of 2014 and our expected initial launch sequencing is Germany, UK, Denmark, Norway, and Austria. In parallel we are initiating named-patient programs in certain countries, including Turkey and Brazil, and we are preparing our development and regulatory strategy for Japan. We believe the size of our U.S. sales force is appropriate to effectively market Gattex in the U.S. given the limited adult SBS population.

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

We have begun the process of identifying our customers for Revestive as well as setting up our distribution network for the rest of the world. We plan on launching Revestive in the first half of 2014.

Manufacturing

We rely on corporate collaborators and contract manufacturing organizations to supply drug product for our clinical trials and future commercial supply chain. We have established all of our commercial supply chain for Gattex/Revestive and Natpara. We have agreements in place with Boehringer Ingelheim Austria GmbH ("Boehringer") for Gattex/Revestive and Boehringer and SynCo Bio Partners B.V. ("Synco") for Natpara for the production of bulk supplies of the active pharmaceutical ingredients for our clinical and future commercial requirements. In addition, we have manufacturing agreements in place with Hospira Worldwide, Inc. ("Hospira") and Patheon, Inc. ("Patheon") for the production of our fill and finish clinical and commercial supplies of Gattex/Revestive and Vetter Pharma International GmbH ("Vetter") for the production of our fill and finish clinical and commercial supplies of Natpara. We have also established agreements with other third parties to perform additional steps in the manufacturing process, including sterile water for injection, packaging, testing and storage of our product candidates.

We have developed an injection pen device for the delivery of Natpara and we have a manufacturing agreement in place. We filed for U.S. market authorization as a drug-device combination, combining our proprietary product Natpara with an injection pen device delivery system. Due to a technical production issue during parts of 2012 and 2013 we were unable to have batches of Natpara finished product manufactured that were consistently within our specifications. These manufacturing problems caused a delay in the filing of our BLA for Natpara. Although we were able to resolve this manufacturing issue and submit our BLA in October 2013, we cannot assure you that we will not encounter manufacturing problems with respect to Natpara or any of our products or product candidates in the future.

We believe that our existing supplies of drug product, our contract manufacturing relationships, and potential contract manufacturers, who we are in discussions with, will be sufficient to accommodate our clinical trials and our commercial supply chain for Gattex and Natpara.

We are dependent on third parties for the manufacture of our products, product candidates and injection devices and in several instances we are sole sourced to these manufacturers, including Hospira, Patheon and Vetter, who produce fill and finish supplies of Gattex, Revestive and Natpara, respectively. If we are unable to contract for a sufficient supply of our products, product candidates or injection devices on acceptable terms, or encounter delays or difficulties in the manufacturing or supply process, we may not have sufficient product or injection devices to be able to continue to sell our products or to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved. Based on the highly-specialized and proprietary nature of the products provided to us by certain of our manufacturing partners, we could be subject to significant added costs and delays if we are required to replace our existing agreements or arrangements with those partners for any reason. For a more complete discussion of the various risks and uncertainties related to our manufacturing and supply relationships, see the discussion in Item 1A of this Annual Report under the heading "Risk Factors." Under our existing manufacturing agreements we pay an agreed-upon fee to our suppliers based upon the amount of ingredients or product produced.

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

Patheon UK Limited

In September 2013 we were assigned an agreement with Patheon from Takeda for production of our fill and finish clinical and commercial supplies of Revestive. This agreement, which was originally entered into in February 2010, has a term of ten years and automatically renews for subsequent two-year terms unless either party sends advanced notice of non-renewal. Either party may terminate the agreement at any time upon twenty-four months' advance notice.

SynCo Bio Partners B.V.

In August 2009 we entered into an agreement with SynCo for the production of the bulk supplies of the active pharmaceutical ingredient in Gattex and Natpara. We are not currently obtaining the commercial active pharmaceutical ingredient in Gattex from SynCo. The agreement may be terminated by either party after December 31, 2016 by providing at least 12 months' advanced notice.

Vetter Pharma International GmbH

In December 2009 we entered into an agreement with Vetter for the production of our fill and finish clinical and commercial supplies of Natpara. The agreement has a term of five years and automatically renews for subsequent three-year terms unless either party provides advanced notice of non-renewal.

Employees

As of February 11, 2014, we had approximately 207 employees. None of our employees is covered by a collective bargaining agreement and we believe that our relationship with our employees is good.

Trademarks

"NPS", the "NPS Logo", "NPS Pharmaceuticals", "NPS Pharma", "Gattex", "Revestive", "Natpara", "Preotact" and "PREOS" are our trademarks. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occur, our business, results of operation, prospects or financial condition could be harmed. These are not the only risks we face. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations, operating results and financial condition.

Risks Related to Our Business

We have a history of operating losses and we anticipate that we will incur substantial expenses in connection with our commercial launch of Revestive in countries outside of the United States, our pre-launch initiatives for Natpara, the build-out of our infrastructure and core competencies to support our continued growth as a global organization, and the further development of our product candidates and potential in-licensing or product acquistions. If we do not generate significant revenues from the sale of Gattex/Revestive, we will not be able to achieve and then maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, 2013, we had an accumulated deficit of approximately $1.0 billion. To date, our revenue has been primarily from royalty payments from our collaborators on sales of Sensipar and Mimpara (cinacalcet HCl), Preotact (rhPTH[1-84]), REGPARA and Nucynta, sales of Gattex which was launched in the United States in February of 2013, and milestone revenue under our collaborative agreements. As described further herein, we have non-recourse debt that is secured by our royalty rights related to sales of Sensipar and Mimpara under our agreement with Amgen. In addition, we have sold to DRI our rights to receive royalty payments under our agreements with Kyowa Hakko Kirin for REGPARA. The right to receive the full royalty on Amgen's Sensipar and Mimpara sales will only be achieved if those royalties are sufficient to repay the royalty advance and a 9 percent per annum discount on the balance of the advance. The right to royalties on Kyowa Hakko Kirin's REGPARA sales will only be returned to us if the amount of royalties received by DRI exceeds two and a half times the amounts paid to us by DRI. We received no royalties from sales of Preotact (rhPTH[1-84]) by Takeda in 2013, and in March 2013, Takeda's rights to rhPTH[1-84] were returned to us and we are now developing as Natpara in the United States for the treatment of hypoparathyroidism.

Our ability to achieve profitability in the future depends on the successful commercialization and further development of Gattex/Revestive and Natpara. We expect to incur significant expenditures in connection with the commercialization of Revestive outside of the United States, the commercial launch of Natpara in the United States, if it receives regulatory approval, and the further development and effort to seek regulatory approval for Natpara outside of the United States. If sales revenue from Gattex/Revestive is insufficient, we may never achieve profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We may require additional funds.

Historically, we have not been a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities, including in-licensing or acquisition opportunities, or respond to competitive pressures.

Our current and anticipated operations require substantial capital. We expect that our existing cash, cash equivalents, and short-term investments and anticipated cash flow will sufficiently fund our current and planned operations through at least January 1, 2015. However, our future capital needs will depend on many factors, including the extent to which we are able to grow sales of Gattex, generate sales of Revestive, receive royalty and milestone payments from our collaborators, make progress in our development and commercialization activities and find and execute on our business development initiatives to build our pipeline. Our capital requirements will also depend on the magnitude and scope of these activities and our expansion as a global company, our ability to maintain existing collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing commercial and clinical supplies of our products, drug delivery devices and product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

  engage in equity financings that would be dilutive to current stockholders;
  delay or reduce the scope of our efforts to commercialize Gattex/Revestive;
  delay or reduce the scope of our efforts to obtain regulatory approvals of Natpara and Revestive outside the U.S and EU and, if and when such regulatory approvals are obtained, delay or reduce the scope of our efforts to commercialize Natpara or Revestive;
  delay, reduce the scope of or eliminate one or more of our development programs and/or business development initiatives, including potential in-licensing or acquisition opportunities;
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

We have limited marketing and sales experience and our ability to successfully commercialize Gattex/Revestive and other products is important to our future success.

We are commercializing Gattex/Revestive ourselves in the United States and in certain countries outside the United States. Towards that end we have developed a small internal sales force that will call upon targeted physicians and have executed distribution agreements with five of the leading home infusion companies in the United States and plan to build a small internal sales force in select countries outside the United Sates. Prior to 2013, we had no prior experience commercializing a pharmaceutical product and we may be unable to continue to successfully commercialize Gattex/Revestive or to commercialize Natpara if and when it obtains regulatory approval. Gattex and Natpara have each been designated an "orphan drug" in the United States by the FDA, Revestive and Natpara has been designated an "orphan drug" in the European Union by the European Commission and we may seek additional "orphan drug" or similar designations for our products in the future. Accordingly, the number of patients who could benefit from treatment with Gattex/Revestive and Natpara is small. We will need to penetrate a significant portion of this potential patient population in order to successfully commercialize Gattex/Revestive and if and when it obtains regulatory approval, Natpara. If we are unable to successfully commercialize Gattex/Revestive, our business and financial results and condition will be adversely affected.

If the market opportunities for any products we develop are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.

Each of the diseases that Gattex/Revestive has been developed to address, and that Natpara and our other product candidates are being developed to address, is relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with Gattex/Revestive, Natpara and our other product candidates, are based on estimates.

Currently, most reported estimates of the prevalence of these diseases are based on studies of small numbers or small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. If our estimates of the prevalence of short bowel syndrome or hypoparathyroidism, or of the number of patients who may benefit from treatment with Gattex/Revestive, Natpara and our other product candidates prove to be incorrect, the market opportunities for Gattex/Revestive, Natpara and our product candidates may be smaller than we believe they are and our prospects for generating revenue may be adversely affected and our business may suffer.

Adverse safety events involving Gattex/Revestive or Natpara or our other product candidates can negatively affect our business and stock price.

Adverse safety events involving Gattex/Revestive or Natpara or any of our other product candidates which may receive marketing approval in the future may have a negative impact on our commercialization efforts. Later discovery of safety issues with Gattex/Revestive, Natpara or our other product candidates that were not known at the time of their approval by the FDA or comparable regulatory agencies in other countries could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

If we do not receive regulatory approval to market our product candidates in a timely manner, or at all, or if we obtain regulatory approval to market those product candidates but the approved label is not competitive with then existing competitive products, our business will be materially harmed and our stock price may be adversely affected.

Our future success is dependent on our ability to successfully develop additional product candidates. We are developing Natpara as a potential treatment for hypoparathyroidism and have one other product candidate in early stages of clinical development.

In November 2011, we reported positive top-line results from our Phase 3 registration study of Natpara, known as REPLACE, as the first hormone replacement therapy for hypoparathyroidism. Based on the REPLACE results, we filed our BLA for U.S. marketing approval of Natpara in October 2013 and were advised by the FDA in January 2014 that it has accepted and filed our BLA for review. Under the Prescription Drug User Fee Act (PDUFA), the goal date for a decision by the FDA is October 24, 2014.

There may be delays in the FDA review process. The FDA is not bound by, and has in the past missed, its PDUFA goals, and it is unknown whether the review of our BLA filing for Natpara, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed.

For more information on the development of our product candidates, see "Item 1 - Business - Product and Development Programs and Royalty-Based Agreements."

The regulatory review and approval process conducted by the FDA and comparable regulatory agencies in foreign countries is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the satisfaction of the FDA and comparable regulatory agencies in foreign countries with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.

Even if our product candidates receive regulatory approval from the FDA and comparable regulatory agencies in foreign countries, any approvals that we obtain could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

The FDA and comparable regulatory agencies in foreign countries have substantial discretion in the approval process and may either refuse to consider any applications we may file with respect to Natpara or any of our other product candidates for substantive review or may form the opinion after review of our data for Natpara or any of our other product candidates that our application is insufficient to allow approval of Natpara or our other product candidates. Even if we believe that data collected from our preclinical studies and clinical trials of our product candidates are promising, our data may not be sufficient to support marketing approval by the FDA and comparable regulatory agencies in foreign countries, or regulatory interpretation of these data and procedures may be unfavorable. If the FDA and comparable regulatory agencies in foreign countries do not accept or approve an application that we submit, they may require that we conduct additional clinical, pre- clinical or manufacturing validation studies and submit that data before they will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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
  the data collected from clinical trials and other studies of our product candidates may not be sufficient to support the submission of an NDA or BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
  the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical and other study data insufficient for approval; and
  the FDA or comparable foreign regulatory authorities may not approve the proposed manufacturing processes and facilities for a product candidate.

If we are ultimately unable to obtain regulatory approval to commercialize our product candidates in a timely manner, or at all, or if the approved indication, side effect and adverse events profile, and product distribution requirements are not competitive with existing competitor products or therapies:

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

To date, royalties on sales of Sensipar (Mimpara in Europe), REGPARA in Japan, Preotact and Nucynta, and our sales of Gattex have been our only sources of commercial revenues. Our product candidates under development will require significant additional development, clinical trials, regulatory approvals and additional investment before their commercialization. Our product development efforts may not lead to commercial drugs for a number of reasons, including our inability to demonstrate that our product candidates are safe and effective in clinical trials or a lack of financial or other resources to pursue the programs through the clinical trial process. Even if we are able to successfully develop one or more of our product candidates, our ability to generate sales of any such products will depend on many factors, including the extent to which such product is accepted by the medical community. We cannot assure you that acceptance of Gattex/Revestive in the medical community will increase or continue or that Natpara or any other product candidate we may be able to develop will find acceptance in the medical community.

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

In addition, we may enter into agreements with collaborators or licensees to advance certain of our drug candidates through the later- stage, more expensive clinical trials, rather than invest our own resources to conduct these clinical trials. Depending on the terms of our agreements with these collaborators or licensees, we may have little or no control over the manner in which these clinical trials are conducted, and would be subject to other risks that are similar to those associated with our reliance on CROs, as described above.

We depend exclusively on third parties, including a number of sole suppliers, for the manufacture, supply, testing, and storage of Gattex/Revestive, Natpara, our other product candidates and our drug delivery devices; if these third parties fail to supply us with sufficient quantities of products and devices on a timely basis, or if the products and devices they provide do not meet our specifications, our product sales may be reduced and our clinical trials and product introductions may be delayed or suspended

We do not have the internal manufacturing capabilities to produce the supplies of Gattex/Revestive that are needed to support the commercialization of this product or the supplies of Natpara that are needed to support the commercial launch of this product candidate, if it is approved. We also do not have internal manufacturing capabilities to produce supplies of the injection devices used to administer Gattex/Revestive and Natpara. We are dependent on third parties for the manufacture, supply, testing, and storage of our products, product candidates and injection devices. If we are unable to contract for a sufficient supply of our products, product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process we may not have sufficient product or injection devices to support the commercial launch of our products which may receive marketing approval or conduct or complete clinical trials of our product candidates.

We depend on a number of contract manufacturers to supply key components of Gattex/Revestive and Natpara. For a description of our agreements with these manufacturers, see "Item 1. - Business - Manufacturing." The process for manufacturing biological products is complex and no assurances can be provided that our manufacturers will be able to produce the required quantities in a timely manner or at all.

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

Due to a technical production issue, during parts of 2012 and 2013 we were unable to have batches of Natpara finished product manufactured that were consistently within our specifications. These manufacturing problems caused a delay in the filing of our BLA for Natpara. Although we were able to resolve this manufacturing issue and submit our BLA for Natpara in October 2013, we cannot assure you that we will not encounter manufacturing problems with respect to Natpara or any of our products or product candidates in the future.

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

We are subject to extensive government regulations that may cause us to cancel or delay the introduction of our products to market or which could have a material negative impact on our ability to sell our products.

Our business is subject to extensive regulation by governmental authorities in the U.S. and other countries. Prior to marketing in the United States, a drug must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law, including the Federal Food, Drug and Cosmetic Act. To receive approval, we or our collaborators must demonstrate, among other things, with substantial evidence from well-controlled clinical trials that the product is both safe and effective for each indication where approval is sought. Depending upon the type, complexity and novelty of the product and the nature of the disease or disorder to be treated, the approval process can take several years and require substantial expenditures. Data obtained from testing are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals of our products. Drug testing is subject to complex FDA rules and regulations, including the requirement to conduct human testing on a large number of test subjects. We, our collaborators, or the FDA may suspend human trials at any time if a party believes that the test subjects are exposed to unacceptable health risks. We cannot assure you that any of our product candidates will be safe for human use. Other countries also have extensive requirements regarding clinical trials, market authorization and pricing. These regulatory requirements vary widely from country to country, but, in general, are subject to all of the risks associated with U.S. approvals.

With respect to any of our products that may receive regulatory approval, the approval will be limited to those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials and as defined by the regulatory agency. In addition, results of preclinical studies and clinical trials with respect to our products could subject us to adverse product labeling requirements that could harm the sale of such products. Even if regulatory approval is obtained, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market. Further, governmental approval may subject us to ongoing requirements for post-marketing studies. Even if we obtain governmental approval, a marketed product, its respective manufacturer and its manufacturing facilities are subject to unannounced inspections by the FDA and must comply with the FDA's cGMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If a manufacturer fails to comply with any of the manufacturing regulations, it may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution. Other countries also impose similar manufacturing requirements. Our promotional materials and sales activities are governed by FDA regulation. The FDA may require us to withdraw promotional material, to issue corrected material, or to cease promotion resulting in loss of credibility with our customers, reduced sales revenue or increased costs. Other countries also regulate our promotional materials and sales activities.

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

In addition to FDA and related regulatory requirements in the U.S. and abroad, we are subject to extensive additional federal, state and foreign healthcare regulation, which includes but is not limited to, the Federal False Claims Act, the Federal Anti-Kickback Statute, the FCPA and similar laws in countries outside of the U.S. Similar laws and regulations exist in many other countries throughout the world in which we commercialize and intend to commercialize our products, including Revestive. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry, but cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations. If we, our representatives or our partners fail to comply with any of these laws or regulations, a range of fines, penalties and/or other sanctions could be imposed on us and/or our partners, including, but not limited to, restrictions on how we and/or our partners market and sell our products, significant fines, exclusions from government healthcare programs, including Medicare and Medicaid, litigation or other sanctions. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

Clinical trials are long, expensive and have uncertain outcomes; if the data collected from preclinical and clinical trials of our product candidates are not sufficient to support approval by the FDA and comparable foreign regulatory authorities, our future profitability and stock price could be adversely affected.

Before we receive regulatory approval for the commercial sale of our product candidates, our product candidates are subject to extensive preclinical testing and clinical trials to demonstrate their safety and efficacy. Clinical trials are long, expensive and uncertain processes. Clinical trials may not be commenced or completed on schedule and the FDA and comparable regulatory authorities in foreign countries may not ultimately approve our product candidates for commercial sale.

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

If we fail to maintain our existing collaborative relationships, or if our existing collaborations fail, or if our collaborators do not devote adequate resources to the commercialization of our licensed drug candidates, we may have to reduce our rate of product development and may not see products brought to market or be able to achieve profitability.

We have granted development, commercialization and marketing rights to a number of our collaborators for some of our key product development programs, including cinacalcet HCl and calcilytics. Our collaborators typically have full control over those efforts in their territories and the resources they commit to the programs. Accordingly, the success of the development and commercialization of product candidates in those programs depends on the efforts of our collaborators and is beyond our control. For us to receive any significant milestone or royalty payments from our collaborators, they must advance drugs through clinical trials, establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of those products. As a result, if a collaborator elects to terminate its agreement with us with respect to a research program, our ability to advance the program may be significantly impaired or we may elect to discontinue funding the program altogether. The counterparties to certain of our collaborative research, development or commercial agreements have the right to terminate those agreements prior to their expiration after providing us with the requisite notice. See the description of these agreements under "Item 1 - Business - Royalty-Based Products and Product Candidates."

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

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the Unites States and various foreign jurisdictions. Taxes will be incurred as income is earned among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our income tax provision resulting from the above- mentioned factors and others may be significant and could adversely affect our results of operations.

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

In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services. We might not be able to sell our products profitably or recoup the value of our investment in product development if reimbursement is unavailable or limited in scope, particularly for product candidates addressing small patient populations, such as Gattex/Revestive for the treatment of short bowel syndrome and Natpara for hypoparathyroidism. We have established a price for Gattex in the U.S. based upon its status as an orphan drug which has generally been accepted to date but could be viewed as excessive by third-party payers in the future and could have a negative impact on our ability to sell Gattex. We cannot assure you concerning the level of reimbursement we will be able to obtain from third-party payers for Revestive in markets outside the U.S.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. We expect that there will continue to be a number of U.S. federal and state proposals to implement governmental pricing controls. While we cannot predict whether such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. Also, we cannot predict whether we will be able to secure reimbursement in certain ex-US markets within an acceptable range.

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

Existing and future products, therapies and technological approaches may compete directly or indirectly with any of the products we develop. Existing and prospective competing products or other therapies may provide greater therapeutic benefits for a specific problem, may offer easier delivery or may offer comparable performance at a lower cost. Products approved for other indications may be used "off- label" in competition with our products. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Any products we develop may not gain market acceptance among physicians, patients, healthcare payers and the medical community. Further, any products we develop may become obsolete before we recover any expenses we incurred in connection with the development of these products. As a result, we may never achieve profitability.

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

In order to protect goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the "PREOS", "Gattex" and "Natpara" trademarks with the U.S. Patent and Trademark Office and registered the "Revestive" trademark in the European Union and other jurisdictions. A third party may assert a claim that one of those marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA could force us to select a new name for our product candidates, which could cause us to incur additional expense or delay the introduction of a product candidate to market.

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

We granted security interests in our intellectual property in connection with the agreements to monetize PTH 1-84 and REGPARA, and these security interests could be enforced against us if we default on these agreements.

In connection with our July 2007 agreement, as amended in December 2013, with DRI Capital, or DRI (formerly Drug Royalty L.P.3) to monetize PTH 1-84, we granted DRI a security interest in certain of our patents related to PTH 1-84 and other intellectual property underlying that agreement.  In the event of our default under the agreement with DRI, DRI would be entitled to enforce its security interest against us and the property described above.  If DRI validly enforced its security interest, we could potentially lose rights to our PTH 1-84 intellectual property.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize at least some of our products or product candidates, including Gattex/Revestive and Natpara. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

If we fail to attract and retain key executives and employees, the development and commercialization of our products may be adversely affected.

We depend heavily on our executive, managerial, commercial and clinical personnel. To the extent that we lose any of these key personnel, our ability to develop products and become profitable may suffer. The risk of being unable to retain key personnel may be increased by the fact that, other than with respect to our CEO, we have not entered into long-term employment contracts with our executives or employees. Our future success will also depend in large part on our ability to attract and retain qualified executives and employees in the future. We face competition for personnel from other companies, academic institutions, government entities and other organizations. In particular, we are highly dependent on members of our executive team to manage our business. Each member of our executive team is highly qualified, important to our business and would be difficult to replace. We are also dependent on several key employees who would also be difficult to replace. If we are unable to retain our executives and key employees, our ability to operate under the outsourcing business model we have adopted and compete in our industry may be hindered and our business may suffer. Each of our executives and key employees is an employee at will and, despite our retention efforts; we cannot assure you that they will remain with the company. We are seeking to hire executives to manage our operations in certain countries outside of the United States and employees of those respective operations. We face additional challenges in our hiring efforts outside the United States due to the fact that we have limited operations and resources and are not well-known outside of the United States.

If product liability claims are brought against us or we are unable to obtain or maintain product liability insurance, we may incur substantial liabilities that could reduce our financial resources.

The clinical testing and commercial use of pharmaceutical products involves significant exposure to product liability claims. We have obtained product liability insurance coverage for commercial sales of Gattex/Revestive we consider adequate and in conformance with industry standards and limited product liability insurance coverage for the clinical trials of our product candidates; however, our insurance coverage may be insufficient to protect us against all product liability damages. Further, liability insurance coverage is becoming increasingly expensive and we might not be able to obtain or maintain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us against product liability damages. Regardless of merit or eventual outcome, liability claims may result in decreased demand for a future product, injury to our reputation, withdrawal of clinical trial volunteers, loss of revenue, costs of litigation, distraction of management and substantial monetary awards to plaintiffs. Additionally, if we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

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

We have limited experience operating internationally, are subject to a number of risks associated with our international activities and operations and may not be successful in our efforts to expand internationally.

We have manufacturing, collaboration, clinical trial and other relationships outside the United Sates but we currently have very limited operations outside of the United States. In order to meet our long-term goals, we will need to grow our international operations significantly over the next several years. Consequently, we are and will continue to be subject to additional risks related to operating in foreign countries, including:

    the fact that we have limited experience operating our business internationally;
    we may not achieve the optimal pricing and reimbursement for Revestive;
    it may take longer than expected to process prescriptions for named patient sales of Revestive;
    there may be fewer addressable SBS patients than were originally forecasted;
    unexpected adverse events related to Gattex/Revestive, Natpara or our other products that occur in foreign markets that we have not experienced in the United States;
    local, economic and political conditions, including geopolitical events, such as war and terrorism, foreign currency fluctuations, which could result in increased or unpredictable operating expenses and reduced revenues and other obligations incident to doing business in, or with a company located in, another country;
    unexpected changes in reimbursement and pricing requirements, tariffs, trade barriers and regulatory requirements;
    economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and
    compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti- competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

These and other risks associated with our international operations may materially adversely affect our business and results of operations.

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

You should consider an investment in our common stock as risky and invest only if you can withstand a significant loss and wide fluctuations in the market value of your investment. The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our common stock price include:

•	fluctuations in our operating results;
•	our ability to meet market expectations with respect to our sales of Gattex and Revestive outside of the U.S.;
•	our ability to meet market expectations with respect to FDA approval or the timing for FDA approval for Natpara and our other product candidates;
•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;
•	published reports by securities analysts;
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

The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair values of our Sensipar Notes are affected by changes in the interest rates and by historical and future rates of royalty revenues from cinacalcet HCl sales. The fair value of our DRI debt is affected by changes in the interest rates and by historical and future rates of royalty revenues from REGPARA sales.

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

If certain transactions occur with respect to our capital stock, limitations may be imposed on our ability to utilize net operating loss and tax credit carryforwards to reduce our income taxes.

We have accumulated net operating loss and tax credit carryforwards available to offset taxable income in future tax periods. If certain transactions occur with respect to our capital stock that result in a cumulative change of more than 50% of the ownership of capital stock over a three-year period (as determined under rules prescribed by Section 382 of the U.S. Internal Revenue Code and applicable Treasury regulations), an annual limitation would be imposed with respect to the ability to utilize our net operating loss and tax credit carryforwards that existed at the time of the ownership change.

We experienced an ownership change in 2010. As a result of this ownership change, we are subject to an annual limitation imposed on our use of net operating loss and tax credit carryforwards existing at the time of the ownership change to offset current and future taxable income.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease approximately 75,000 square feet of administrative space in Bedminster, New Jersey. The Bedminster lease will expire in August 2016. In addition to the Bedminster location, we also lease space in other European countries to support our operations as a global organization.

ITEM 3.	Legal Proceedings.

None.

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 11, 2014. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are re-elected each year for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Francois Nader, MD, MBA
President and Chief Executive Officer
Age: 57

Dr. Nader has been President and Chief Executive Officer of NPS since March 2008. Dr. Nader joined NPS in June 2006 and served as Executive Vice President and Chief Operating Officer until March 2008. Before joining NPS, Dr. Nader was a venture partner at Care Capital, LLC, where he served as Chief Medical Officer of its Clinical Development Capital unit from July 2005 to June 2006. From 2000 to 2004, he served as Senior Vice President, Integrated Healthcare Markets and Senior Vice President, North America Medical and Regulatory Affairs with Aventis Pharmaceuticals. He also held similar positions at Hoechst Marion Roussel and served as Head of Global Commercial Operations at the Pasteur Vaccines division of Rhone-Poulenc. Dr. Nader is the Chairman of the Board of BioNJ, a trade association representing the biotechnology industry in New Jersey. Dr. Nader is a Board member of the Biotechnology Industry Organization (BIO) and the New Jersey Chamber of Commerce. He is also a Director of Trevena, Inc. and Chair of its Compensation Committee. Dr. Nader received a French State Doctorate in Medicine from St. Joseph University (Lebanon) and a Physician Executive MBA from the University of Tennessee.

Luke M. Beshar, CPA
Executive Vice President and Chief Financial Officer
Age: 55

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

Roger J. Garceau, MD, FAAP
Executive Vice President and Chief Medical Officer
Age: 60

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

Susan E. Graf, RPh, MBA
 Vice President, Corporate Development and Strategy

Age: 41

Susan Graf joined NPS in May 2013 with nearly 20 years of broad industry experience in global business development and commercial operations. Before she joined NPS, Ms. Graf spent 17 years at Roche, most recently as global head, commercial assessment and due diligence for Roche Partnering. She began her career at Roche in technical operations and then moved to the commercial side taking on roles in sales and marketing research. Ms. Graf later served as director of global business development, director of U.S. marketing and global head of strategic evaluation where she was responsible for product licensing and acquisition during the integration of Genentech into the Roche organization. Ms. Graf is a licensed pharmacist and received her Bachelor of Science degree in Pharmacy from Purdue University and her Master of Business Administration degree from the Leonard N. Stern School of Business at New York University.

Glenn Melrose
Sr. Vice President, Human Resources

Age: 58

Glenn Melrose joined NPS in September 2012 as senior vice president, human resources. Mr. Melrose has more than 25 years of experience within the biomedical industry.  He previously was vice president, human resources at Alexion Pharmaceuticals, Inc. from July 2007 to April 2011. Mr. Melrose began his career as a research scientist at the University of Maryland Cancer Center and Becton Dickinson Immunodiagnostics before joining Amersham Diagnostics in 1988. Over the course of 16 years at Amersham Mr. Melrose held several positions of increasing responsibility in sales and marketing before moving into human resources, rising to the position of vice president, human resources, North America, and ultimately leading the worldwide human resources function for Amersham Biosciences. Mr. Melrose received a B.S. in Biology from Washington and Lee University and an M.S. in Experimental Biology from the University of Maryland. On January 30, 2014, Mr. Melrose notified the Company that he intends to retire on the earlier of March 28, 2014 or the date that the Company has named an acceptable replacement to assume Mr. Melrose's responsibilities.

Eric Pauwels
Sr. Vice President and Chief Commercial Officer

Age: 52

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

Age: 67

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

Edward H. Stratemeier, JD, MBA
Sr. Vice President and General Counsel

Age: 64

Edward Stratemeier joined NPS in October 2009.  From 1982 to 2004, Mr. Stratemeier served in a number of senior leadership positions at Sanofi-Aventis and most recently served as general counsel and global senior vice president for Aventis Pharmaceuticals North America and was a member of the North American leadership team.  From 2005 to 2009 Mr. Stratemeier was in private practice, counseling pharmaceutical and biotech companies on product life cycle management; patent, regulatory and litigation strategies; and product licensing.  Mr. Stratemeier received a J.D. from the University of Missouri at Kansas City and an MBA from Rockhurst College. On December 16, 2013, Mr. Stratemeier notified the Company that he intends to retire on the earlier of March 31, 2014 or the date that the Company has named an acceptable replacement to assume Mr. Stratemeier's responsibilities.

ITEM 4.	Mine Safety Disclosures Not applicable.

PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Company Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol "NPSP." The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
2012
First Quarter	$8.21	$6.32
Second Quarter	8.61	6.37
Third Quarter	9.25	7.18
Fourth Quarter	10.86	8.89

2013
First Quarter	$10.21	$7.54
Second Quarter	16.18	9.94
Third Quarter	32.97	15.78
Fourth Quarter	34.98	22.64

Holders

As of February 11, 2014, there were approximately 134 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated into this section by reference.

ITEM 6. Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2013. This data is derived from, and qualified by reference to, our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2013	2012	2011	2010	2009
(in thousands, except per share amounts)
Revenues:
Product sales, net	$31,752	$-	$99	$551	$66
Royalties	123,804	105,587	96,502	86,181	79,339
Sale of royalty rights (1)	-	25,000	-	-	-
Milestones and license fees	36	57	5,044	2,682	4,742
Total revenues	155,592	130,644	101,645	89,414	84,147

Cost of sales (2)	3,587	-	-	6	-
Cost of royalties	-	-	500	-	500
Cost of license fees	9	-	2,543	69	481

Operating expenses:
Research and development	85,421	94,839	73,831	60,814	35,339
Selling, general and administrative	68,070	36,929	24,226	18,951	20,101
Restructuring charges (credits)	-	-	-	-	26
Total operating expenses	153,491	131,768	98,057	79,765	55,466

Operating (loss) income	(1,495)	(1,124)	545	9,574	27,700

Other income (expense):
Interest income	340	292	321	418	1,708
Interest expense	(11,938)	(18,198)	(37,736)	(45,128)	(52,627)
Loss on impairment of marketable
investment securities	-	-	-	-	(2,206)
Gain on sale of marketable
investment securities	4	4	-	3,751	1,326
Gain on sale of subsidiary	-	-	-	-	4,875
Other	(233)	291	621	1,035	(382)
Total other expense, net	(11,827)	(17,611)	(36,794)	(39,924)	(47,306)
Loss before income tax expense (benefit)	(13,322)	(18,735)	(36,249)	(30,350)	(19,606)
Income tax expense (benefit)	182	-	18	1,091	(1,744)
Net loss	$(13,504)	$(18,735)	$(36,267)	$(31,441)	$(17,862)

Basic and diluted net loss per share (3)	$(0.14)	$(0.22)	$(0.45)	$(0.54)	$(0.37)

Basic and diluted weighted
average shares outstanding (3)	97,750	86,999	81,279	58,607	48,271

_______________
(1)

In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018.

(2)

As a result of the marketing approvals for Gattex and Revestive, we will no longer expense manufacturing costs relating to these products as research and development expenses. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of sales associated with the sale of Gattex inventory that was on hand at the time of the FDA's approval of the NDA for Gattex. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling Gattex that is manufactured after the date of the FDA's approval of our NDA for Gattex. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of sales sold for Revestive, which did not have any inventory expensed prior to approval.

(3)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2013	2012	2011	2010	2009
(in thousands)

Cash, cash equivalents, and current
marketable investment securities	$180,474	$100,715	$162,233	$133,771	$74,928
Working capital	200,338	107,484	156,025	133,750	71,280
Total assets	292,222	151,109	213,980	228,905	159,592
Long-term portion of lease financing,
convertible notes payable, non-recourse
debt and other long-term liabilities	128,918	176,183	216,493	302,035	308,419
Accumulated deficit	(1,022,689)	(1,009,185)	(990,450)	(954,183)	(922,742)
Stockholders' equity (deficit)	104,890	(54,641)	(46,116)	(155,275)	(222,799)

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company focused on pioneering and delivering therapies that transform the lives of patients with rare diseases worldwide. Our strategy is focused on the global development and commercialization of `first-in' or `best-in' rare disease therapeutics. We incorporated in Utah in 1986 and reincorporated in Delaware in 1992. Our marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration (FDA) in December 2012 for the treatment of adult patients with Short Bowel Syndrome (SBS) who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the EU, teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We expect commercial sales of Revestive to begin in certain ex-US territories in 2014. We plan to begin pricing and reimbursement discussions in certain EU countries during the first half of 2014. In addition, named-patient programs have been initiated in a number of countries and we are implementing our regulatory strategy for Japan, which includes filing for orphan drug status. We are also seeking to expand our SBS franchise by evaluating the safety and efficacy of Gattex/Revestive in a global registration study of pediatric patients with SBS patients.

Our second product, Natpara® (rhPTH[1-84]) for injection, has been developed for hypoparathyroidism, a rare multidimensional disorder characterized by deficient or absent parathyroid hormone (PTH). The review of our Biologic License Application for Natpara is ongoing and the Prescription Drug User Fee Act (PDUFA) goal date for a decision by FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA told us they plan to discuss our Natpara application at an advisory committee meeting. We expect to file our Marketing Authorization Application (MAA) for Natpara in hypoparathyroidism to the European Medicines Agency (EMA) in 2014.

We are actively pursuing in-licensing to build a global pipeline of `first-in' or `best-in' therapies for rare disorders of high unmet medical need. Our lead clinical-stage product candidate is NPSP795, a calcilytic compound with potential application in rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia (ADH).

We have collaborations or royalty agreements with a number of pharmaceutical companies. In 2013, we recorded $123.8 million of royalty revenue that was driven by (i) Amgen's sales of Sensipar® and Mimpara® (cinacalcet HCl), (ii) Kyowa Hakko Kirin's sales of REGPARA® (cinacalcet HCl) in Japan, and (iii) Janssen's sales of Nucynta® (tapentadol) in the U.S. As described further herein, we have partially monetized our royalty rights related to Sensipar and Mimpara under our agreement with Amgen through the issuance of non-recourse debt and we have sold certain of our rights to receive royalty payments arising from sales of REGPARA under our agreement with Kyowa Hakko Kirin.

We consider our operations to be a single reportable segment. Financial results of this reportable segment are presented in our audited consolidated financial statements.

Significant Developments
  In February 2013, we launched and initiated commercial sales of Gattex in the US and we reported net sales of $31.8 million for the year ended December 31, 2013. At December 31, 2013, 530 Gattex/Revestive prescriptions had been received and 303 patients were on therapy in the U.S. We expect commercial sales of Revestive to begin in certain ex-US territories during the first half of 2014 with meaningful sales to begin in the later part of the year.
  In March 2013, we entered into an agreement, with Takeda GmbH and Takeda Pharma A/S (together, Takeda), which, among other things, terminated our existing license agreements with Takeda with respect to teduglutide and rhPTH 1-84. As a result of the transaction, we now have the exclusive worldwide rights, excluding Israel, to develop and commercialize teduglutide and rhPTH 1-84. Takeda received 6.1 million shares of NPS common stock that were valued at $54.9 million as of the date of the transaction. Takeda will also earn a $30.0 million milestone, payable in cash or stock at our option, in the first calendar year that combined worldwide net sales of both products exceed $750 million.
  In May 2013, we completed a public sale of 6,900,000 shares of our common stock at a per share price of $14.53. We received net proceeds from the sale of approximately $93.5 million, after deducting expenses and the commission in connection with the offering.
  In January 2014, the FDA accepted and filed for review our BLA for Natpara. Under PDUFA, the goal date for a decision by the FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA also noted that they plan to hold an advisory committee meeting to discuss our Natpara application.

We have incurred cumulative losses from inception through December 31, 2013 of approximately $1.0 billion. We expect our operating expenses to continue to increase over the next several years as we launch Revestive in certain ex-U.S. countries and incur pre- launch and launch costs for Natpara, if approved, invest in the development of our pipeline and pursue in-licensing opportunities.

During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $8.9 million, $48.3 million and $32.8 million, respectively, in the research and development of teduglutide, including costs associated with the manufacture of clinical and pre-launch commercial supplies of teduglutide. We have incurred expenses of approximately $267.4 million since we assumed development obligations of this product candidate upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $46.2 million, $32.0 million and $27.4 million, respectively, in the research and development of PTH 1-84, including costs associated with the manufacture of clinical and commercial supplies of PTH 1-84. We have incurred expenses of approximately $494.4 million since we assumed development obligations for PTH 1-84, upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $2.8 million, $323,000 and $0, respectively, in the research and development of NPSP795, including costs associated with the manufacture of clinical supplies of NPSP795. We have incurred expenses of approximately $3.1 million since we assumed development obligations for NPSP795, under the agreement with GSK in August 2011. Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects. See "Item 1 - Business - Proprietary Product Candidates." Our ability to complete our research and development efforts and commercialize our product candidates is subject to various risks and uncertainties. See "Item 1A - Risk Factors."

As a result of the marketing approvals for Gattex and Revestive, we will no longer expense manufacturing costs relating to these products as research and development expenses. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of sales sold associated with the sale of Gattex inventory that was on hand at the time of the FDA's approval of the NDA for Gattex. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling Gattex that is manufactured after the date of the FDA's approval of our NDA for Gattex. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of sales for Revestive, which did not have any inventory expensed prior to approval. We also expect to record increased sales and incur additional marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara and higher operating costs to support our expansion into the international market.

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011

Revenues:
Product sales, net	$31,752	$-	$99
Royalties	123,804	105,587	96,502
Sale of royalty rights	-	25,000	-
Milestones and license fees	36	57	5,044
Total Revenues	$155,592	$130,644	$101,645

Cost of royalties	$-	$-	$500
Cost of sales	$3,587	$-	$-
Cost of license fees	$9	$-	$2,543

Operating expenses:
Research and development	$85,421	$94,839	$73,831
% of revenues	55%	73%	73%
Selling, general and administrative	$68,070	$36,929	$24,226
% of revenues	44%	28%	24%

Years ended December 31, 2013 and 2012

Revenues.  All our revenues relate to product sales of Gattex, which was launched in the U.S. in February 2013 and royalties and milestones from our licensees. Our revenues often fluctuate significantly from year to year. Our revenues were $155.6 million in 2013 compared to $130.6 million in 2012. We recognized revenue under our research and license agreements and product sales as follows (amounts in thousands):

	2013	2012
Product sales, net	$31,752	$-

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	112,876	89,271
Regpara (cinacalcet HCl)	8,033	8,693
Nucynta (tapentadol)	2,895	2,837
Preotact (parathyroid hormone (PTH 1-84))	-	4,786
Total royalties	123,804	105,587

Sale of royalty rights - Sensipar	-	25,000

Other	36	57

Total revenues	$155,592	$130,644

Product Sales, net. For the year ended December 31, 2013, we recognized net product sales revenue of $31.8 million for the sales of Gattex. As of December 31, 2013, 530 Gattex/Revestive prescriptions have been received and 303 patients are currently on therapy in the U.S. Going forward we will no longer report prescriptions received and patients currently on therapy. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Also, pursuant to the Termination and Transition Agreement with Takeda, we received back the rights to market Revestive in certain territories outside of the U.S. Revestive was approved in the EU in 2012 and we plan to launch in certain countries in the EU in the first half of 2014. Product sales for the year ended December 31, 2013 are not necessarily indicative of the results that may be expected for any future period. We expect that product sales of Gattex and Revestive will vary from period to period given the limited size of the patient population.

We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under U.S. federal and state governmental programs (including Medicaid), product returns, and distribution-related fees. These allowances and accruals will continue to grow in relation to an increase in the sales of Gattex. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and returns and other sales-related deductions (in thousands):

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2012	$-	$-	$-	$-
Provision related to current period sales	1,375	332	1,098	2,805
Credits/payments	(262)	(185)	(857)	(1,304)
Balance as of December 31, 2013	$1,113	$147	$241	$1,501

Royalties. For the years ended December 31, 2013 and 2012, our revenues related to our agreement with Amgen for Sensipar and Mimpara were comprised of $112.9 million and $89.3 million in royalty revenue, respectively. The increase in royalty revenue earned from Amgen is due to the sales growth of Sensipar and Mimpara (cinacalcet HC1) and a non-recurring favorable adjustment. We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

For the years ended December 31, 2013 and 2012, we recognized $8.0 million and $8.7 million, respectively, in royalty revenue under our agreement with Kyowa Hakko Kirin for sales of REGPARA, which was launched in the first quarter of 2008. The decrease is primarily due to unfavorable fluctuations in foreign exchange rates which were partially offset by increased demand of REGPARA. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

For the years ended December 31, 2013 and 2012, we recognized royalty revenue of $2.9 million and $2.8 million respectively, from Janssen for sales of Nucynta, which was launched in the second quarter of 2009. The increase in royalty revenue earned from Nucynta was primarily due to increased demand for Nucynta.

For the years ended December 31, 2013 and 2012, our revenues related to our agreement with Takeda for Preotact (parathyroid hormone (PTH 1-84)) were $0 and $4.8 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to the Termination and Transition agreement with Takeda. On March 18, 2013, Takeda terminated this license agreement and returned the rights to NPS. In July 2007, we sold our rights to receive certain future royalty payments from Takeda's sale of PTH 1-84 in Europe, CIS and Turkey to DRI Capital (DRI) and we therefore we were not entitled to receive any such royalty payments until the PTH 1-84-secured debt was repaid. Because we previously monetized our PTH 1-84 royalty rights as non-recourse debt, declines in PTH 1-84 sales would impact our royalty revenues but would have no material impact on our short-term liquidity.

See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Cost of Sales.  For the year ended December 31, 2013, we began recognizing revenue and cost of sales from product sales of Gattex. Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of sales when revenue is recognized from the sale of those supplies of Gattex. Cost of sales for the year ended December 31, 2013 was $3.6 million and consisted primarily of royalty costs related to sales of Gattex. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

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

Clinical development costs were $16.9 million and $26.9 million for the years ended December 31, 2013 and 2012, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex and Natpara as well as costs associated with regulatory functions. Product development costs were $41.1 million and $43.7 million for the years ended December 31, 2013 and 2012, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre- approval inventory.

Unallocated research and development costs were $27.5 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that relate to clinical and product development activities which have not been allocated directly to each program.

For the year ended December 31, 2013, our research and development expenses decreased to $85.4 million from $94.8 million for the year ended December 31, 2012. The decrease in research and development expenses is primarily related to a $10.0 million reduction in costs associated with clinical development activities and adjustments related to the completion of certain clinical trials for both Gattex and Natpara. Additionally, we no longer expense, as research and development, inventory production for Gattex given its approval in the fourth quarter of 2012, the impact of which was $25.2 million.  These decreases were partially offset by a $21.2 million increase for the cost of preapproval PTH 1-84, which includes certain lots of inventory that were purchased from Takeda and designated for use in research and development during the year and a $3.3 million increase in unallocated research and development which mainly consists of regulatory costs as well as personnel and personnel-related costs.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal, medical science liaisons and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $68.1 million for the year ended December 31, 2013 from $36.9 million for the year ended December 31, 2012. The increase in our selling, general and administrative expenses were primarily due to a $16.4 million increase in personnel and personnel related costs and a $7.0 million increase in external costs and a $3.3 million increase in marketing costs related to launch and pre-launch activities for Gattex and Natpara, respectively. As we continue our international expansion and begin our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $340,000 for the year ended December 31, 2013 from $292,000 from the comparative period in 2012.

Interest Expense.  Our interest expense decreased to $11.9 million for the year ended December 31, 2013 from $18.2 million for the comparable period in 2012. Our long-term royalty forecasts for PTH 1-84 and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the lower principal balance on our Sensipar Notes ($2.7 million), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($2.5 million) and (iii) a lower effective interest rate due to a decrease in the forecast of PTH 1-84 royalties related to the non-recourse debt associated with the sale of certain of our PTH 1-84 royalty rights ($1.1 million).

Income Taxes.  We reported an income tax expense of $182,000 and $0 in 2013 and 2012, respectively. The increase in income tax expense was primarily related to a non-cash charge for state income taxes.

Our deferred tax assets are comprised primarily of net operating loss and tax credit carryforwards. We maintain a full valuation allowance on our deferred tax assets because we have a history of cumulative losses in these jurisdictions. We will continue to evaluate the need for a valuation allowance in the future. If we determine that the reversal of all or a portion of the valuation allowance is appropriate, a one-time non- cash benefit will be recognized in the period of the reversal. At such time, we will also commence recognizing an income tax provision at our blended effective tax rate. However, these net operating loss and tax credit carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay.

For further information, refer to Note 13, Income Taxes, in "Notes to Consolidated Financial Statements."

Years ended December 31, 2012 and 2011

Revenues.  Substantially all our revenues relate to royalty payments, license fees, milestone payments and product sales from our licensees and collaborators. These revenues fluctuate from year to year. Our revenues were $130.6 million in 2012 compared to $101.6 million in 2011. We recognized revenue under our research and license agreements as follows (amounts in thousands):

	2012	2011
Product sales, net	$-	$99

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	89,271	77,554
Regpara (cinacalcet HCl)	8,693	7,645
Preotact (parathyroid hormone (PTH 1-84))	4,786	9,116
Nucynta (tapentadol)	2,837	2,185
Other	-	2
Total royalties	105,587	96,502

Sale of royalty rights - Sensipar	25,000	-

Milestones and license fees:
Teduglutide	-	5,000
Other	57	44
Total milestones and license fees	57	5,044

Total revenues	$130,644	$101,645

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

For the years ended December 31, 2012 and 2011, our revenues related to our agreement with Takeda for Preotact (PTH 1-84) were comprised of $4.8 million and $9.1 million in royalty revenue, respectively. The decrease in royalty revenue was primarily due to a technical production issue whereby, Takeda was unable to have batches of finished product manufactured that were consistently within specification and that as a result Takeda stopped selling Preotact in their territories. On March 18, 2013, Takeda terminated this license agreement and returned the rights to NPS. In July 2007, we sold our rights to receive certain future royalty payments from Takeda's sale of PTH 1-84 in Europe, CIS and Turkey to DRI Capital (DRI) and we therefore were not entitled to receive any such royalty payments until the PTH 1-84- secured debt was repaid. Because we previously monetized our PTH 1-84 royalty rights as non-recourse debt, declines in PTH 1-84 sales would impact our royalty revenues but would have no material impact on our short-term liquidity.

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

Research and Development. Our research and development expenses are primarily comprised of personnel and third- party costs to conduct preclinical and clinical trials and to manufacture drugs needed for clinical studies and commercial production prior to FDA approval.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our general and administrative expenses increased to $36.9 million for the year ended December 31, 2012 from $24.2 million in 2011. The increase in general and administrative expenses primarily relate to an increase in personnel and external costs related to commercial- readiness activities for Gattex.

Interest Income. Interest income decreased to $292,000 for the year ended December 31, 2012 from $321,000 from the comparative period in 2011.

Interest Expense.  Our interest expense decreased to $18.2 million for the year ended December 31, 2012 from $37.7 million for the comparable period in 2011. Our long-term royalty forecasts for PTH 1-84 and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the final principal payments of $46.2 million and $150.3 million on the Class A and B Notes, respectively, during 2011 ($18.8 million), (ii) a lower effective interest rate due to a decrease in the forecast of PTH 1-84 royalties related to the non-recourse debt associated with the sale of certain of our PTH 1-84 royalty rights ($5.7 million) and (iii) a reduction in the principal outstanding due to the conversion of $33.5 million of our 5.75% convertible notes during 2011 ($528,000). These decreases were partially offset by increased interest expense on the non-recourse debt associated with the Amgen advance of our Sensipar royalty rights in September 2011 ($5.6 million).

Income Taxes.  We reported an income tax expense of $0 and $18,000 in 2012 and 2011, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2013	December 31, 2012

Cash, cash equivalents,
and marketable investment securities	$180,474	$100,715
Total assets	292,222	151,109
Current debt	8,752	6,278
Non-current debt	123,635	169,569
Stockholders' deficit	$104,890	$(54,641)

Historically, we have not been a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to generate sufficient cash flows from operations or obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. Our actual needs will depend on numerous factors, including the progress and scope of our internally funded commercialization and development activities related to the launch of Gattex and the launch of Revestive and the pre-launch of Natpara; our ability to comply with the terms of our research funding agreements; our ability to maintain existing collaborations; our decision to seek additional collaborators; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing commercial and clinical supplies of our products and product candidates on a timely basis sufficient to meet the needs of our commercial activities and clinical trials; our ability to successfully execute our strategic plans, including international expansion; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our commercial activities may not be successful for many reasons, including our inability to convince physicians to prescribe our products for their patients; our inability to convince third party payers to provide reimbursement for our products at the prices we set, if at all; the risk that safety concerns may develop with respect to our products; the risk that our manufacturers may not be able to supply sufficient quantities of our products to support our commercialization activities; and the risk that our products may face competition from new products or technologies that may be developed. Our clinical trials may be modified or terminated for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, our regulatory filing or commercial launch, which could lead to a disruption or cessation of the clinical trials, delay of commercial activities or clinical filings. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Natpara and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We may need to raise additional funds to support our long-term research, product development, in-licensing opportunities, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, debt or equity financing, partnering of existing programs, monetizing of potential revenue streams, and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of our efforts to commercialize Gattex/Revestive or Natpara, if it receives regulatory approval, delay, reduce the scope of, or eliminate one or more of our research and development programs, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments. We have financed operations since inception primarily through payments received under collaborative research and license agreements; the private and public issuance and sale of equity securities; the issuance and sale of non-recourse debt, convertible debt and lease financing; and sales of Gattex. Through December 31, 2013, we have recognized $911.0 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments; $885.1 million from the sale of equity securities for cash; $738.6 million from the sale of non-recourse debt and convertible debt for cash; and $31.8 million from sales of Gattex.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $180.5 million at December 31, 2013. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

The following table summarizes our cash flow activity for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Net cash used in operating activities	$(24,316)	$(60,992)	$(56,658)
Net cash used in investing activities	(50,113)	(6,489)	(28,119)
Net cash provided by financing activities	$108,118	$2,561	$90,003

Net cash used in operating activities was $24.3 million, $61.0 million and $56.7 million in 2013, 2012 and 2010, respectively. The decrease in net cash used in 2013 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen in the second quarter of 2012. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used in 2013, was also related to the increased cash received from revenues earned from the sales of Gattex during the year ended December 31, 2013 and also due to the reduction in research and development costs associated with clinical development activities. The above decreases in net cash used in 2013 were partially offset by increased spending related to the launch of Gattex in the year ended December 31, 2013. The net cash used in the years ended December 31, 2012 and 2011 was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. The PTH 1-84 royalty revenues earned during the years ended December 31, 2012 and 2011 were pledged to service the principal and interest on our non-recourse notes and were not available to fund operations.

Net cash used in investing activities was $50.1 million, $6.5 million, and $28.1 million in 2013, 2012 and 2011, respectively. Net cash used in investing activities during 2013, 2012 and 2011 was primarily the result of investing excess cash not currently required to fund operations. Additionally, capital expenditures for 2013, 2012 and 2011 were $1.1 million, $1.2 million and $3.4 million, respectively.

Net cash provided by financing activities was $108.1 million, $2.6 million and $90.0 million during 2013, 2012 and 2011, respectively. Cash provided by financing activities during 2013 primarily consisted of the $93.5 million received from the public sale of 6.9 million common shares in May 2013 and approximately $14.5 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash provided by financing activities during 2012 consisted of $2.6 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash provided by financing activities during 2011 primarily consisted of the $145.0 million received from Amgen for the issuance of the non-recourse Sensipar Notes, $106.8 million received from the public sale of common shares in April 2011 and approximately $1.3 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. The decrease in our restricted cash balance of $50.8 million was due to making principal and cash sweep premium payments on our Class A Notes and our Class B Notes net of increases from cash received for royalty payments. These were offset by making principal and cash sweep premium payments on our Class A Notes and Class B Notes totaling $213.8 million. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $14.5 million, $2.6 million, and $1.1 million of cash during 2013, 2012 and 2011, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options and the availability of stock under the employee stock purchase plan.

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

The following represents our contractual obligations as of December 31, 2013 (in millions):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$5.2	$2.0	$3.2	$-	$-
Purchase commitments (1)	71.4	64.4	6.8	0.2	-
Convertible notes payable	16.5	16.5	-	-	-
Interest on convertible notes payable	0.6	0.6	-	-	-
Non-recourse debt (2)	132.4	32.0	36.1	23.7	40.7
Interest on non-recourse debt (2)	60.7	8.3	17.6	30.5	4.3
Royalty payment obligation	5.6	1.0	2.0	2.0	0.6

_______________
(1)

Purchase obligations primarily represent commitments for manufacturing agreements ($26.1 million), services ($29.5 million) and commercial readiness, market access and market research agreements ($15.9 million). Commitments for services primarily represent agreements with external service providers, under which we will continue to incur expenses relating to clinical trials of Gattex/Revestive in pediatrics and other clinical candidates. These agreements are cancellable on notice of up to six months.

(2)

Amounts shown as contractual commitments under our non-recourse debt represent our estimate of expected principal repayment based on anticipated cinacalcet HCl, PTH 1-84 and REGPARA royalty income. Amounts shown in interest on non-recourse debt include our estimated interest payments based on estimated cinacalcet HCl, PTH 1-84 and REGPARA royalty income levels.

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
  inventory valuation;
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

Product Sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations, and returns can be reasonably estimated. Currently, product sales represent U.S. sales of Gattex, which was approved by the FDA in December 2012.

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
  Product returns: We will accept product that is damaged or defective when shipped directly to the SP or SD from our third-party logistics provider or for product that is returned with more than two (2) months remaining until the expiration date from our SP or SD only. We will not provide any credit for product that has been labeled for or sent to a patient. Product returned is generally not resalable as the product must be temperature-controlled throughout the supply chain and such control is difficult to confirm. We make a reasonable estimate of future potential product returns based on the number of prescriptions that have been approved for reimbursement and sent to an SP with each corresponding shipment of Gattex that has been sent to each respective SP. We also have the visibility to see current inventory levels and the current shelf life at the SPs and SD and have the ability to control the amount of product that is sold to the SPs and SD. At the end of each reporting period, we determine a product returns reserve by evaluating the units held in our distribution channel, the underlying demand for such units and the risk of potential product returns.  At December 31, 2013 we have a product returns reserve of approximately $119,000.

Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts, and other deductions (collectively, sales deductions) and returns. With the exception of allowances for prompt payment, allowances for sales deductions and returns are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Milestone Revenue. We recognize revenue from milestone payments as agreed upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the fair value of achieving the milestone. We defer and recognize revenue from up-front nonrefundable license fees on a straight-line basis, unless another pattern is apparent, over the period we have continuing involvement in the research and development project.

Royalty Revenue. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with the contract terms when third-party results are reliably measurable and collectability is reasonably assured.

We analyze our arrangements entered into to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements that qualify for separate accounting is based on the estimated fair value of the respective elements.

Inventory valuation. Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the first-in, first-out, or FIFO, method. We capitalize inventory costs associated with our products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Accrual of Research and Development Expenses. Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture pre-approval drug materials and delivery devices; and associated overhead expenses and facilities costs. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

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

For purposes of estimating the fair value of stock options granted using the Black-Scholes model, we have made an estimate regarding our stock price volatility. We consider the historical volatility and the implied volatility of market-traded options in our stock for the expected volatility assumption input to the Black-Scholes model. The risk-free interest rate is based on the yield curve of U.S. Treasury strip securities for a period consistent with the expected term of the option in effect at the time of grant. The dividend yield assumption is based on our history and expectation of dividend payouts. The expected term is estimated considering historical option information.

Valuation of Marketable Investment Securities. We classify our marketable investment securities as available for sale. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' deficit until realized. A decline in the market value below cost that is deemed other than temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. Our marketable securities consist primarily of U.S. dollar denominated corporate or government debt securities. Debt securities generally are long-term securities with coupons that may or may not reset periodically against a benchmark interest rate.

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

Effective Interest Computation. In July 2007, we entered into an agreement with DRI Capital, or DRI, in which we sold to DRI our right to receive future royalty payments arising from sales of Preotact (PTH1-84) under our licensing agreement with Takeda. We received an up-front purchase price of $50.0 million in 2007. If and when DRI receives two and a half times the payment we received, the agreement will terminate and the remainder of the royalties, if any, will revert back to us.

In December 2013, we entered into an amendment and restatement (the "Amendment and Restatement") to our agreement with DRI for PTH 1-84. Pursuant to the previously disclosed Termination and Transition Agreement between NPS and Takeda (See note 10 to the consolidated financial statements), our license agreement with Takeda was terminated and NPS re-acquired exclusive rights worldwide to develop and commercialize PTH. Preotact is the brand name that Takeda had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. NPS is developing PTH in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. In January 2014, the FDA accepted and filed for review our BLA for Natpara. Under the Prescription Drug User Fee Act (PDUFA), the goal date for a decision by the FDA is October 24, 2014. Pursuant to the Amendment and Restatement, (i) DRI has consented to the commercialization of PTH by the Company, (ii) the terms of the 2007 Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement. We will be required to repay the outstanding non-recourse debt based upon a mid-single digit percentage of worldwide Natpara sales, excluding Israel.

Our obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by us with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. Our obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and us total $125 million. As of December 31, 2013, $45.5 million in royalties had been paid to DRI. We determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life.

We estimate future net sales of PTH and then calculate the effective interest rate on the DRI debt. Changes to the future PTH net sales forecast may have a material impact on interest expense. Management evaluates its future PTH net sales estimates on a quarterly basis and adjusts the effective interest rate when information indicates that the estimate is materially above or below the prior estimate.

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

Valuation of Long-lived Assets, Intangibles and Goodwill. We assess the impairment of long-lived assets, intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

Intangibles represent the fair value of product rights purchased. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur.

Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually, or sooner if circumstances indicate that an impairment might have occurred.

Recent Accounting Pronouncements

See note 15 to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our interest rate risk exposure results from our investment portfolio, our convertible notes, and our non-recourse notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. After a review of our marketable investment securities, we believe that in the event of a hypothetical ten percent increase in interest rates, the resulting decrease in fair value of our marketable investment securities would be insignificant to the consolidated financial statements. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers and limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We invest in highly liquid, investment-grade securities and money market funds of various issues, types and maturities. These securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as accumulated other comprehensive income as a separate component in stockholders' deficit unless a loss is deemed other than temporary, in which case the loss is recognized in earnings. Our 5.75% Convertible Notes due 2014 and our 9% Sensipar Notes, each have a fixed interest rate. As of December 31, 2013, our Convertible Notes and Sensipar Notes had $16.5 million and $54.4 million, respectively, in aggregate principal amount outstanding. The fair value of the Convertible Notes is affected by changes in the interest rates and by changes in the price of our common stock. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk.  We have significant clinical and commercial manufacturing agreements which are denominated in euros and Canadian Dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiaries which are impacted by the foreign currency fluctuations are cash, inventory, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the December 31, 2013 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiaries to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Table of Contents

All other schedules are omitted, as the required information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, NPS Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 18, 2014

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except share data)

	2013	2012

Assets
Current assets:
Cash and cash equivalents	$51,204	$17,471
Marketable investment securities	129,270	83,244
Accounts receivable	41,242	30,276
Inventory	30,035	-
Prepaid expenses	5,621	4,317
Other current assets	1,380	1,743
Total current assets	258,752	137,051

Property and equipment, net	4,402	4,193
Goodwill	9,429	9,429
Intangibles, net	19,301	-
Debt issuance costs, net of accumulated amortization
of $716 and $618, respectively	338	436
Total assets	$292,222	$151,109

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,919	$4,373
Accrued expenses and other current liabilities	17,037	9,297
Accrued research and development expenses	3,541	5,636
Accrued interest expense	1,620	3,983
Convertible notes payable	16,545	-
Current portion of non-recourse debt	8,752	6,278
Total current liabilities	58,414	29,567
Non-recourse debt, less current portion	123,635	153,024
Convertible notes payable, less current portion	-	16,545
Other liabilities	5,283	6,614
Total liabilities	187,332	205,750

Commitments and contingencies (notes 8, 9 and 16)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 102,613,780 shares and 86,779,049 shares, respectively	103	87
Additional paid-in capital	1,127,420	954,452
Accumulated other comprehensive income	56	5
Accumulated deficit	(1,022,689)	(1,009,185)
Total stockholders' equity (deficit)	104,890	(54,641)
Total liabilities and stockholders' equity (deficit)	$292,222	$151,109

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2013, 2012, and 2011
(In thousands, except per share data)

	2013	2012	2011

Revenues:
Product sales, net	$31,752	$-	$99
Royalties	123,804	105,587	96,502
Sale of royalty rights	-	25,000	-
Milestones and license fees	36	57	5,044
Total revenues	155,592	130,644	101,645

Cost of sales	3,587	-	-
Cost of royalties	-	-	500
Cost of license fees	9	-	2,543

Operating expenses:
Research and development	85,421	94,839	73,831
Selling, general and administrative	68,070	36,929	24,226
Total operating expenses	153,491	131,768	98,057

Operating (loss) income	(1,495)	(1,124)	545
Other income (expense):
Interest income, net	340	292	321
Interest expense	(11,938)	(18,198)	(37,736)
Gain on sale of marketable investment securities, net	4	4	-
Foreign currency transaction (loss) gain	(233)	54	318
Other	-	237	303
Total other expense, net	(11,827)	(17,611)	(36,794)

Loss before income tax expense	(13,322)	(18,735)	(36,249)
Income tax expense	182	-	18
Net loss	$(13,504)	$(18,735)	$(36,267)

Basic and diluted net loss per common and potential
common share	$(0.14)	$(0.22)	$(0.45)

Weighted average common and potential common
shares outstanding — basic and diluted	97,750	86,999	81,279

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
Years ended December 31, 2013, 2012 and 2011
(In thousands)
	2013	2012	2011

Net loss	$(13,504)	$(18,735)	$(36,267)
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	3	107	(102)
Reclassification for recognized gain on marketable
securities during the period	4	4	-
Net unrealized gain (loss) on marketable investment securities	7	111	(102)
Foreign currency translation gain (loss)	44	(10)	5
Other comprehensive income (loss)	51	101	(97)
Comprehensive loss	$(13,453)	$(18,634)	$(36,364)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2013, 2012 and 2011
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances, December 31, 2010	-	$-	66,986,940	$67	$798,840	$1	$(954,183)	$(155,275)
Stock options exercised	-	-	257,435	-	1,130	-	-	1,130
Compensation expense on
share-based awards	-	-	-	-	4,100	-	-	4,100
Net proceeds from sale of shares	-	-	12,687,065	13	107,020	-	-	107,033
Conversion of 5.75% convertible notes			6,149,727	6	33,254			33,260
Other comprehensive loss	-	-	-	-	-	(97)	-	(97)
Net loss	-	-	-	-	-	-	(36,267)	(36,267)

Balances, December 31, 2011	-	-	86,081,167	86	944,344	(96)	(990,450)	(46,116)

Stock options exercised	-	-	481,058	1	2,407	-	-	2,408
Restricted stock vesting	-	-	171,271	-	149	-	-	149
Compensation expense on
share-based awards	-	-	-	-	7,298	-	-	7,298
Net proceeds from sale of shares	-	-	45,553	-	254	-	-	254
Other comprehensive income	-	-	-	-	-	101	-	101
Net loss	-	-	-	-	-	-	(18,735)	(18,735)

Balances, December 31, 2012	-	-	86,779,049	87	954,452	5	(1,009,185)	(54,641)

Stock options exercised	-	-	2,521,764	3	14,528	-	-	14,531
Restricted stock vesting	-	-	211,389	-	339	-	-	339
Compensation expense on
share-based awards	-	-	-	-	8,480	-	-	8,480
Excess tax benefit from stock options	-	-	-	-	178	-	-	178
Stock issued in connection with the
Takeda Termination and Transition
agreement	-	-	6,128,641	6	55,397	-	-	55,403
Net proceeds from sale of shares	-	-	6,972,937	7	94,046	-	-	94,053
Other comprehensive income		-		-	-	51	-	51
Net loss	-	-	-	-	-	-	(13,504)	(13,504)

Balances, December 31, 2013	-	$-	102,613,780	$103	$1,127,420	$56	$(1,022,689)	$104,890

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(13,504)	$(18,735)	$(36,267)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,630	1,083	462
Accretion of premium on marketable investment securities	2,956	2,005	1,379
Shares issued for payment of services	549	-	-
Non-cash interest expense	10,982	17,239	18,115
Non-cash royalties	(39,804)	(55,993)	(57,467)
Realized gain on marketable investment securities	(4)	(4)	-
Loss on disposal of equipment	41	-	-
Loss on extinguishment of debt	-	-	646
Compensation expense on share-based awards	9,437	7,548	4,100
Decrease (increase) in operating assets:
Accounts receivable	(11,324)	(16,010)	18,663
Inventory	3,663	-	-
Prepaid expenses, other current assets and other assets	(466)	1,803	(2,948)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,859	1,321	(3,425)
Other liabilities	(1,331)	(1,249)	84
Net cash used in operating activities	(24,316)	(60,992)	(56,658)
Cash flows from investing activities:
Sales of marketable investment securities	11,850	7,628	240
Maturities of marketable investment securities	96,021	111,879	86,428
Purchases of marketable investment securities	(156,842)	(124,809)	(111,380)
Acquisitions of property and equipment	(1,142)	(1,187)	(3,407)
Net cash used in investing activities	(50,113)	(6,489)	(28,119)
Cash flows from financing activities:
Proceeds from issuance of non-recourse debt	-	-	145,000
Principal payments on debt	-	-	(213,848)
Payment of debt issuance costs	-	-	(96)
Excess tax benefit from stock options	178	-	-
Net proceeds from the sale of common stock and exercise
of stock options	107,940	2,561	108,163
Decrease in restricted cash and cash equivalents	-	-	50,784
Net cash provided by financing activities	108,118	2,561	90,003
Effect of exchange rate changes on cash	44	(10)	5
Net increase (decrease) in cash and cash equivalents	33,733	(64,930)	5,231
Cash and cash equivalents at beginning of year	17,471	82,401	77,170
Cash and cash equivalents at end of year	$51,204	$17,471	$82,401

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$952	$954	$27,109
Cash paid for income taxes	4	-	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
6.1 million shares of NPS common stock issued in connection with
the Takeda Termination and Transition agreement, see note 10	$55,403	$-	$-
Unrealized gains (losses) on marketable investment securities	7	111	(102)
Accrued acquisition of equipment	428	96	353
Noncash principal payments	26,915	52,050	19,899
Conversion of 5.75% convertible notes	-	-	33,260

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012, and 2011

(1) Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries (NPS), collectively referred to as the Company or NPS. NPS is a biopharmaceutical company pioneering and delivering therapies that transform the lives of patients with rare diseases worldwide. The Company's marketed product, Gattex® (U.S.)/Revestive® (EU) (teduglutide [rDNA origin]) for injection is approved for adult Short Bowel Syndrome (SBS) patients who are dependent on parenteral support. In February 2013, the Company launched and initiated commercial sales of Gattex in the U.S. The Company has also developed Natpara® (rhPTH[1-84]) for the treatment of hypoparathyroidism and submitted its Biologic License Application (BLA) to the FDA in October 2013. In January 2014, the U.S. Food and Drug Administration (FDA) accepted and filed for review the Company's BLA for Natpara. Under the Prescription Drug User Fee Act (PDUFA), the goal date for a decision by the FDA is October 24, 2014. During 2013, the Company reacquired the rights to Revestive and Natpara outside of the U.S. and has defined its international strategy for Gattex/Revestive.

In addition to the Company's proprietary clinical portfolio, it has a number of royalty-based clinical and commercial stage programs.

Since inception, the Company's principal activities have been performing research and development, raising capital, establishing research and license agreements and effecting the commercial launch of Gattex in the U.S. All monetary amounts are reported in U.S. dollars unless specified otherwise.

Subsequent Events

The Company has evaluated all events and transactions since December 31, 2013. The Company did not have any material recognized or non-recognized subsequent events.

Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a) Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2013 and 2012 are carried at cost and consist of commercial paper, money market funds, debt securities and other highly liquid instruments of approximately $40.6 million and $16.2 million, respectively. At December 31, 2013 and 2012, the book value of cash equivalents approximates fair value.

(b) Marketable Investment Securities

The Company classifies its marketable investment securities as available-for-sale and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' deficit until realized. A decline in the fair value below cost of available-for-sale securities that is deemed other than temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific-identification basis.

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

(c) Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed, for license fees, milestone payments and royalty income earned, and for product sales, and do not bear interest. The Company determines an allowance for doubtful accounts based on assessed customers' ability to pay, historical write-off experience, and economic trends. Such allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record any bad debt expense for the years ended December 31, 2013 2012 and 2011. At December 31, 2013 and 2012 the allowance for bad debts was zero.

(d) Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company's products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to its estimated realizable value.

(e) Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property and equipment is calculated on the straight-line method over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

(f) Goodwill and Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangibles represents acquired assets and are measured at fair value as of the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or sooner if circumstances indicate that impairment might have occurred. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. As a result of the annual impairment test performed by management at year-end, it was noted that fair value significantly exceeded the carrying value of the reporting unit. The company considers itself a single reportable segment and reporting unit.

(g) Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company establishes a valuation allowance when it believes it is more likely than not that deferred tax assets will not be realized.

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. At December 31, 2013 and 2012, the Company maintained a full valuation allowance on its deferred tax assets.

At any one time the Company's tax returns for numerous tax years are subject to examination by U.S. federal, state and foreign taxing jurisdictions. The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not to be sustained. The Company adjusts these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently enacted tax law changes, published rulings, court cases, and outcomes of tax audits. While the Company does not expect material changes, it is possible that its actual tax liability will differ from its established tax liabilities for unrecognized tax benefits, and the Company's effective tax rate may be materially impacted. The Company accounts for interest and penalties related to uncertain tax positions as a component of Income tax expense.

For further information, refer to Note 13, Income Taxes.

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

License fees. The Company defers and recognizes revenue from up-front nonrefundable license fees on a straight-line basis, unless another pattern is apparent, over the period wherein the Company has continuing involvement in the research and development project. The Company recognizes revenue from up-front nonrefundable license fees upon receipt when there is no continuing involvement in the research and development project.

Milestone payments. The Company recognizes revenue from its milestone payments as agreed-upon events representing the achievement of substantive steps in the development process are achieved and where the amount of the milestone payment approximates the fair value of achieving the milestone.

Royalties. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when sales results are reliably measurable and collectability is reasonably assured.

Product sales. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. Currently, product sales represent U.S. sales of Gattex, which was approved by the FDA in December 2012.

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

The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and returns and other sales-related deductions (in thousands):

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2012	$-	$-	$-	$-
Provision related to current period sales	1,375	332	1,098	2,805
Credits/payments	(262)	(185)	(857)	(1,304)
Balance as of December 31, 2013	$1,113	$147	$241	$1,501

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

(j) Income (Loss) per Common Share

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

(k) Share-Based Compensation

The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation" (ASC 718). Compensation cost is recorded based on the grant date fair value estimated using the Black-Scholes option-pricing for awards which vest based on a service or performance condition or the Monte Carlo simulation model for awards with market conditions. The Company recognizes compensation cost for awards on a straight-line basis over the requisite service period for the entire award, except for performance condition options where vesting is subject to the Company achieving certain performance criteria. Compensation costs for performance condition options will be recognized when the achievement of the performance criteria is probable.

(l) Use of Estimates

Management of the Company has made estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP). Actual results could differ from those estimates.

(m) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, all subsidiaries in which it owns a majority voting interest including a variable interest entity in which the Company is the primary beneficiary. The Company eliminates all intercompany accounts and transactions in consolidation.

(n) Accounting for Impairment of Long-Lived Assets

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

(o) Foreign Currency Translation

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

(p) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 consists of accumulated net unrealized losses on marketable investment securities of $15,000 and $22,000, respectively, and foreign currency translation gains of $71,000 and $27,000, respectively.

(q) Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company's operations.

(r) Leases

The Company leases its facility under terms of a lease agreement which provides for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. The Company records deferred lease payments in other long-term liabilities.

(s) Deferred Financing Costs

Costs incurred in issuing the 5.75% convertible notes are amortized using the straight-line method over the shorter of the term of the related instrument or the initial date on which the holders can require repurchase of the notes. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Operations.

Costs incurred in connection with the issuance of the Sensipar Notes and under the agreements with DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA under its license agreement with Kyowa Hakko Kirin and a future royalty in the mid-single digits from the sales of PTH, are amortized using the effective-interest method over the same period and in the same manner as the related debt. The amortization of deferred financing costs is included in Interest expense in the Consolidated Statements of Operations.

(t) Deferred License Fees

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis and related bone metabolism disorders. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. Such $26.0 million of potential additional milestone payments includes the Company's potential to earn a $5.0 million milestone payment upon the FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through December 31, 2013, Amgen has paid the Company $21.0 million in milestone payments, of which none were recognized during 2013, 2012, and 2011, respectively. The Company recognized royalties from product sales of $112.9 million, $89.3 million and $77.6 million in 2013, 2012 and 2011, respectively, under the contract.

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

(b) GlaxoSmithKline

In 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. Under the terms of the agreement, the Company may receive milestone payments and royalties from any product sales under the license and a share of the profits from co-promoted products. To date, GSK has paid the Company $12.0 million in milestone payments, of which none were recognized during 2013, 2012 or 2011. The Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2006, the Company entered into an amendment to the agreement with GSK that permits GSK to develop additional compounds. In consideration for this amendment, the Company received a $3.0 million fee during 2006. The Company recognized no revenue related to its agreement with GSK in 2013, 2012 or 2011.

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

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin Co. Ltd, formerly Kirin Brewery Company Limited, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Hakko Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Through December 31, 2013, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments none of which were recognized during 2013, 2012 or 2011. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue in 2013, 2012 and 2011, respectively, and royalty revenue of $8.0 million in 2013, $8.7 million in 2012 and $7.6 million in 2011.

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

(d) Takeda GmbH

On March 18, 2013, the Company entered into a Termination and Transition Agreement, with Takeda GmbH, whereby the following two agreements were terminated. (see note 10)

Teduglutide

In September 2007 the Company entered into a license agreement with Takeda GmbH, formerly known as Nycomed (Takeda) in which the Company granted Takeda the right to develop and commercialize teduglutide, outside the United States, Canada and Mexico for the treatment of gastrointestinal disorders. The Company had been developing teduglutide for the treatment of adults with short bowel syndrome (SBS). A positive opinion was issued in June 2012 by the Committee for Medicinal Products for Human Use, followed by the European Commission granting European market authorization on August 30, 2012 for the medicinal product teduglutide (trade name in Europe: Revestive®) as a once-daily treatment for adult patients with SBS.

The Company received $35.0 million in up-front fees under the agreement during 2007. Additionally, under a previously existing licensing agreement with a third party, the Company paid $6.6 million in 2007 to the licensor and was required to make future payments based on teduglutide royalties and milestone payments earned. Due to the Company's continuing involvement, the Company recognized revenue associated with the upfront fees over the estimated performance period and for the years ended December 31, 2013, 2012 and 2011, the Company recognized no license fee revenue.

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

Cumulatively through December 31, 2013, the Company had received $40.0 million in license fees and milestone payments from Takeda under the license agreement of which none was received during the years ended December 31, 2013 and 2012 and $5.0 million was received during the year ended December 31, 2011.

Preotact® (parathyroid hormone 1-84)

In 2004, the Company signed a distribution and license agreement with Takeda in which the Company granted Takeda the right to develop and market Preotact® (recombinant parathyroid hormone 1-84) in Europe. The agreement required Takeda to pay the Company up to 22.0 million euros in milestone payments upon regulatory approvals and achievement of certain sales targets. The Company was also entitled to royalties on product sales. In July 2007, the Company entered into a new license agreement with Takeda which superseded the 2004 agreement, pursuant to which the Company granted to Takeda the right to commercialize Preotact in all non-U.S. territories, excluding Japan and Israel; however, Takeda's licensed rights in Canada and Mexico, reverted back to the Company if the Company received regulatory approval for the compound in the U.S. The 2007 license agreement contains milestone and royalty payment obligations which were similar to those under the 2004 distribution and license agreement. Takeda was required to pay the Company royalties on sales of Preotact only in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. As part of the manufacturing and supply transfer, Takeda paid the Company $11.0 million during 2007, for a significant portion of the Company's existing bulk drug inventory. Cumulatively through December 31, 2013, the Company has received 7.1 million euros in milestone payments from Takeda under the 2004 and 2007 agreements, all of which have been recognized as revenue.

The Company received a royalty from Takeda that represented a percentage, depending on the amount of sales of Preotact, in the teens to low twenties of the Takeda net sales of Preotact in the European Union, European countries outside the European Union, the Commonwealth of Independent States and Turkey. Either party may have terminated upon material breach by the other party subject to a right to cure such breach. Certain agreements with DRI Capital Inc., (DRI) limited the Company's right to terminate this license (see note 9).

Revenues from Takeda related to the Preotact agreement, were $0, $4.8 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. formerly known as Ortho-McNeil Pharmaceutical (Janssen) pertaining to certain NPS patents. Janssen paid the Company an $8.0 million fee and agreed to pay royalties on sales of licensed products. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. In November 2008, the U.S. Food and Drug Administration (FDA) approved Nucynta (tapentadol) hydrochloride immediate release (IR) tablets for the relief of moderate to severe acute pain. This compound is covered under our agreement and Janssen is required to pay the Company a royalty on the product's sales. Nucynta is a novel investigational, centrally acting oral analgesic, which was launched in the second quarter of 2009. The Company recognized revenue of $2.9 million, $2.8 million and $2.2 million in 2013, 2012 and 2011, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted the Roche entities a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through December 31, 2013, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company has not recognized revenue in 2013, 2012 and 2011, respectively, as the Company had no continuing involvement in the arrangement.

(g) In-License and Purchase Agreements

Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $9.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $4.6 million and $1.0 million at December 31, 2013 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

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

Potential common shares of approximately 7.2 million, 8.0 million and 8.3 million during the years ended December 31, 2013, 2012, and 2011, respectively, that could potentially dilute basic income (loss) per common share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2013, 2012 and 2011 include approximately 3.0 million, 3.0 million and 4.7 million common shares related to convertible debentures, respectively, and 4.1 million, 5.0 million, and 3.6 million shares, respectively, related to stock options, restricted stock, and restricted stock units.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of December 31, 2013 and December 31, 2012 (in thousands):

As of December 31, 2013:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$116,250	$13,020	$-	$129,270

As of December 31, 2012:	Level 1	Level 2	Level 3	Total

Marketable investment securities	$67,723	$15,521	$-	$83,244

As of December 31, 2013 and December 31, 2012, the fair values of the Company's Level 2 securities were $13.0 million and $15.5 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of December 31, 2013 or 2012.

As of December 31, 2013 and 2012, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.

The carrying amounts reflected in the consolidated balance sheets for certain short-term financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $4.3 million and $5.6 million, respectively, at December 31, 2013 and $4.8 million and $6.6 million, respectively, at December 31, 2012.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of December 31, 2013		As of December 31, 2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$92,338	$16,545	$28,131	$16,545
Sensipar Notes	54,097	54,395	79,129	80,234
PTH 1-84-Secured Debt	50,058	42,790	28,605	42,816
Regpara-Secured Debt	37,348	35,202	48,887	36,252
Total	$233,841	$148,932	$184,752	$175,847

The fair values of the Company's convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The fair values of the Company's non-recourse Sensipar notes, PTH 1-84-secured debt and REGPARA-secured debt were estimated using a discounted cash flow model. Within the hierarchy of fair value measurements, these are Level 3 fair values.

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and specialty pharmacies and collateral is generally not required from these companies. Substantially all of the Company's royalty revenues and the related accounts receivable balances for the years ended December 31, 2013 and 2012 were from three and four licensees of the Company, respectively. Substantially all of the Company's product sales revenues for the year ended December 31, 2013 and substantially all of the Company's trade accounts receivable balances at December 31, 2013 were from six specialty pharmacies. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2013:	cost	gains	losses	value
Debt securities:
Corporate	$103,175	$23	$(60)	$103,138
Government agency	26,110	22	-	26,132
Total marketable investment securites	$129,285	$45	$(60)	$129,270

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2012:	cost	gains	losses	value
Debt securities:
Corporate	$50,822	$3	$(31)	$50,794
Government agency	32,444	10	(4)	32,450
Total marketable investment securites	$83,266	$13	$(35)	$83,244

Marketable investment securities available for sale in an unrealized loss position as of December 31, 2013 and 2012 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2013
Available for Sale:
Debt securities:
Corporate	$74,407	$56	$5,732	$4	$80,139	$60
Government agency	-	-	-	-	-	-
	$74,407	$56	$5,732	$4	$80,139	$60

December 31, 2012
Available for Sale:
Debt securities:
Corporate	$37,974	$31	$-	$-	$37,974	$31
Government agency	7,110	4	-	-	7,110	4
	$45,084	$35	$-	$-	$45,084	$35

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013		As of December 31, 2012
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$103,280	$103,266	$65,637	$65,632
Due after one year through five years	26,005	26,004	17,629	17,612
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$129,285	$129,270	$83,266	$83,244

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the years ended December 31, 2013 or 2012.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Proceeds from sales and maturities	$107,871	$119,507	$86,668
Realized gains	4	4	-
Realized losses	-	-	-

(6) Inventory

Inventories, stated at the lower of cost or market, consisted of raw materials of $29.3 million and finished goods of $705,000 as of December 31, 2013. The Company began to capitalize inventory after the FDA approval of Gattex in December 2012. The Company acquired approximately $16.6 million of Revestive raw materials and $17.1 million of PTH raw materials related to the March 18, 2013 Transition and Termination Agreement with Takeda (See note 10). During June 2013, certain lots of this PTH inventory were designated for research and development activities and were accordingly expensed during the period.

(7) Property and Equipment, Net

Property and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2013	2012
Office Equipment	$5,519	$4,379
Laboratory Equipment	216	216
Leasehold Improvements	2,023	1,795
Total property and equipment	7,758	6,390
Less accumulated depreciation	(3,356)	(2,197)
Total equipment, net	$4,402	$4,193

(8) Leases

The Company has a non-cancelable operating lease for its office space in Bedminster, New Jersey that expires in 2016. The Company also has non-cancelable operating leases for office space in Europe for the expansion of the Company's global business and certain equipment that expire between 2014 and 2015. Rent-free periods and other incentives granted under the leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of the lease. Rental expense for operating leases was approximately $1.7 million, $1.6 million, and $1.3 million for 2013, 2012, and 2011, respectively. The future lease payments under non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Operating
leases
Year ending December 31:
2014	$1,992
2015	1,910
2016	1,287
2017	-
2018	-
Total minimum lease payments	$5,189

(9) Long-term Debt

The following table reflects the carrying value of our long-term debt under various financing arrangements as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Convertible notes	$16,545	$16,545
Non-recourse debt	132,387	159,302
Total debt	148,932	175,847
Less current portion	25,297	6,278
Total long-term debt	$123,635	$169,569

(a) Convertible Notes

In August 2007, the Company completed a private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014 (5.75% Convertible Notes). The Company received net proceeds from the 5.75% Convertible Notes of approximately $49.4 million, after deducting costs associated with the offering. The 5.75% Convertible Notes accrue interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. As of December 31, 2013, the Company classified the 5.75% Convertible Notes as current debt. Accrued interest on the 5.75% Convertible Notes was $0 as of December 31, 2013 and 2012, respectively. The holders may convert all or a portion of the 5.75% Convertible Notes into common stock at any time, subject to certain limitations, on or before August 7, 2014. The 5.75% Convertible Notes are convertible into common stock at a conversion price of $5.44 per share (see below), subject to adjustments in certain events. The 5.75% Convertible Notes are unsecured debt obligations and rank equally in right of payment with all existing and future unsecured senior indebtedness. The 5.75% Convertible Notes provide for certain events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The 5.75% Convertible Notes also provide that if there shall occur a fundamental change, as defined, at any time prior to the maturity of the Note, then the holder shall have the right, at the Holder's option, to require the Company to redeem the notes, or any portion thereof plus accrued interest and liquidated damages, if any. If a change of control, as defined, occurs and if the holder converts notes in connection with any such transaction, the Company will pay a make whole premium by increasing the conversion rate applicable to the notes. If any event of default occurs and is continuing, the principal amount of the 5.75% Convertible Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. The Company incurred debt issuance costs of approximately $600,000, which have been deferred and which are being amortized over a seven-year period. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

On January 31, 2011 and April 14, 2011, certain holders of the 5.75% Convertible Notes converted portions of the outstanding notes at a conversion price of $5.44 per share. The Company issued 529,282 and 5,620,445 shares on January 31, 2011 and April 14, 2011, respectively, pursuant to this conversion and retired $2.9 million and $30.6 million, respectively, of the outstanding 5.75% Convertible Notes. The Company has $16.5 million of the 5.75% Convertible Notes outstanding as of December 31, 2013.

Pursuant to the Registration Rights Agreement, the Company has filed a shelf registration statement with the SEC, covering resales of the common stock issuable upon conversion of the 5.75% Convertible Notes. The registration statement has been declared effective. The Company agreed to use its reasonable best efforts to keep the registration statement effective until the earlier of (i) the date as of which holders may sell all of the securities covered by the registration statement without restriction pursuant to Rule 144(k) promulgated under the Securities Act of 1933 or (ii) the date on which holders shall have sold all of the securities covered by the registration statement. If the Company fails to comply with these covenants or suspends use of the registration statement for periods of time that exceed what is permitted under the Registration Rights Agreement, the Company is required to pay liquidated damages in an amount equivalent to 1% per annum of (a) the principal amount of the notes outstanding, or (b) the conversion price of each underlying share of common stock that has been issued upon conversion of a note, in each case, until the Company is in compliance with these covenants. The Company believes the likelihood of such an event occurring is remote and, as such, the Company has not recorded a liability as of December 31, 2013.

(b) Non-recourse Debt

Sensipar and Mimpara-secured Non-recourse Debt

As of December 31, 2013 and 2012, the outstanding principal balances on Sensipar and Mimpara-secured debt were $54.4 million and $80.2 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by its Sensipar and Mimpara (cinacalcet HCl) royalty revenues and milestone payments. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen in August 2011.

The Class A Notes were paid in full on March 30, 2011 and the Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value.

The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying NPS all royalties earned through December 31, 2018. As of December 31, 2013, the Company classified $6.8 million of the Sensipar Notes as current based on royalty payments accrued as of December 31, 2013. The Sensipar Notes are non-recourse to the Company. The outstanding principal balance on the Sensipar Notes, was $54.4 million and $80.2 million as of December 31, 2013 and 2012, respectively. Accrued interest on the Sensipar Notes was approximately $592,000 and $874,000 as of December 31, 2013 and 2012, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Under the Company's agreement for the Sensipar Notes, the Company would potentially be liable for its breaches or defaults, if any.

PTH 1-84-secured Non-recourse Debt

As of December 31, 2013 and 2012, the outstanding principal balances on the PTH 1-84-secured debt were $42.8 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of recombinant human parathyroid hormone 1-84 [rDNA origin] ("PTH") under its license agreement with Takeda. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Takeda for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above.

In December 2013, the Company entered into an amendment and restatement (the "Amendment and Restatement") to its agreement with DRI. Pursuant to the Termination and Transition Agreement between NPS and Takeda (See note 10), NPS' license agreement with Takeda was terminated and NPS re-acquired exclusive rights worldwide, excluding Israel, to develop and commercialize PTH. Preotact is the brand name that Takeda had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. NPS is developing PTH in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. NPS filed a BLA for Natpara with the FDA in October 2013.

Pursuant to the Amendment and Restatement, (i) DRI has consented to the commercialization of PTH by the Company, (ii) the terms of the 2007 Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement.

The Company will be required to pay royalties in the mid-single digits to DRI based upon sales of PTH by the Company and its licensees (if any) worldwide, excluding Israel. The Company has agreed to undertake certain efforts to commercialize PTH. If the Company does not submit a Marketing Authorization Application to the European Medicines Agency for PTH in the European Union by an agreed upon date, DRI will have the right to revoke the consent granted in the Amendment and Restatement, reinstate the 2007 Agreement, and either cause the Company to enter into a new license agreement with a third party with respect to PTH on terms that are substantially similar and no more extensive (when taken as a whole) than the terms contained in the terminated Takeda License Agreement, or negotiate such an agreement on NPS' behalf.

The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by the Company with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and the Company total $125.0 million. As of December 31, 2013, $45.5 million in royalties had been paid to DRI.

DRI continues to maintain a security interest in NPS patents that contain claims covering PTH and certain other NPS intellectual property related to PTH. In the event of a default by NPS under the Amendment and Restatement, DRI would be entitled to enforce its security interest against NPS and such intellectual property.

The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life. Accrued interest under the DRI agreement was $0 as of December 31, 2013 and 2012, respectively. The repayment of the remaining $42.8 million is secured solely by future royalty payments arising from sales of PTH by the Company. The PTH- secured debt is non-recourse to the Company.

REGPARA-secured Non-recourse Debt

As of December 31, 2013 and 2012, the outstanding principal balances on REGPARA-secured debt were $35.2 million and $36.3 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million. As of December 31, 2013 and 2012, the Company classified $1.9 million and $0, respectively, of the REGPARA-secured debt as current based on royalty payments accrued as of December 31, 2013 and 2012, respectively. Accrued interest under the DRI agreement was $1.1 million and $3.1 million as of December 31, 2013 and 2012, respectively. Through December 31, 2013, $27.9 million has been paid to DRI. The repayment of the remaining $35.2 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 15.7%. The REGPARA-secured debt is non-recourse to the Company.

(c) Contractual maturities of long-term debt

The aggregate contractual maturities of long-term debt, including estimated maturities of the Non-recourse Debt, due subsequent to December 31, 2013 are as follows (in thousands):

Year ending December 31:
2014	$48,909
2015	31,334
2016	5,005
2017	4,648
2018	18,948
Thereafter	40,088
Total long-term debt	$148,932

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

The Agreement also provides for the termination of the license agreement, dated September 24, 2007, as amended, which granted Takeda GmbH the exclusive license to develop and commercialize teduglutide worldwide, except for North America and Israel (the Revestive License Agreement). Takeda GmbH developed and obtained approval in the EU in August 2012 for teduglutide under the trade name Revestive for the treatment of Short Bowel Syndrome (SBS) in adults. The Company obtained U.S. Food and Drug Administration approval in the U.S. in December 2012 for teduglutide under the trade name Gattex for adult patients with SBS who are dependent on parenteral support. As a result of the termination of the License Agreements, the Company now has the exclusive rights worldwide to develop and commercialize teduglutide and PTH, except as noted in Note 9.

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

The Company engaged an independent valuation firm to assist it in determining the fair value of the assets acquired. Using these fair values, the Company assigned $16.6 million to the Revestive active pharmaceutical ingredient (API), $17.1 million to the PTH API and $20.7 million to the Revestive product rights. The Company capitalized the Revestive and PTH API as inventory and capitalized the product rights to intangibles, net on the Company's balance sheet due to the fact that Revestive and Preotact are approved in the EU for SBS and Osteoporosis, respectively. The Company is amortizing the Revestive product rights on a straight-line basis over the estimated useful life of approximately 12 years. Through December 31, 2013, $1.4 million of the Revestive products rights have been amortized and expensed. The estimated amortization expense for each of the next five years is approximately $1.8 million.

(11) Capital Stock

Equity Financing

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

Convertible Debt

As of December 31, 2013, the Company had outstanding $16.5 million in aggregate principal amount of its 5.75% Convertible Notes and has classified it as current debt. The holders of the 5.75% Convertible Notes may convert all or a portion of their notes into common stock at any time, subject to certain limitations, on or before August 7, 2014 at a conversion price equal to approximately $5.44 per share, subject to adjustment in certain events. The Company has reserved 3,041,451 shares of its common stock for issuance upon conversion of the 5.75% Convertible Notes.

(12) Share-Based Compensation Plans

As of December 31, 2013, the Company has four equity incentive plans: the 1994 Nonemployee Directors' Stock Option Plan (the Directors' Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2005 Omnibus Incentive Plan (the 2005 Plan), and the Employee Stock Purchase Plan ("ESPP"). These plans provide that in the event of certain change in control transactions, including a merger or consolidation in which the Company is not the surviving corporation or a reorganization in which more than fifty-percent (50%) of the shares of the Company's common stock entitled to vote are exchanged, all outstanding, unvested equity awards under these plans will vest, and in the case of stock options, will become immediately exercisable.

As of December 31, 2013, there are no shares reserved for future grant under the Directors' Plan and the 1998 Plan. As of December 31, 2013, there are 4,497,990 shares reserved for future grant under the 2005 Plan. The Company's 2005 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance shares, cash-based awards and other stock-based awards. Under the Company's 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter or 25% after year one and 6.25% every three months thereafter. Under the Company's 1998 Plan, the exercise price of options is not less than the fair market value of the Company's common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on a grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% or 3% per month thereafter or 25% after year one and 6.25% every three months thereafter.

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options are subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of December 31, 2013, the performance criteria of 825,340 of these options had been satisfied and these options will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $277,000, $1.1 million and $153,000 of compensation expense during the years ended December 31, 2013, 2012 and

2011, respectively, related to these options. The next performance criteria is the acceptance of the BLA filing for Natpara by the FDA. The BLA was accepted by the FDA in January 2014 and will trigger approximately $111,000 of compensation expense related to these options being recognized in the first quarter of 2014.

The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of the awards. As of December 31, 2013, except for the 825,340 options discussed above, the Company does not believe that the achievement of the performance criteria for the other options is probable and therefore has not recognized any compensation expense related to those options during the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense will be recognized only once the performance condition is probable of being achieved and then only the cumulative amount related to the service condition that has been fulfilled.

On May 19, 2010, the shareholders approved an ESPP whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The shareholders have authorized 500,000 shares for purchase by employees. During the years ended December 31, 2013, 2012 and 2011, employees purchased 72,937, 45,553 and 37,065 shares, respectively, under the ESPP. The Company has 329,585 shares available for future purchase as of December 31, 2013.

The Company estimates expected volatility considering implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the expected life of the options. In estimating volatility for the years ended December 31, 2013, 2012 and 2011 the Company weighted implied volatility at zero percent and historical volatility at 100%. The Company recognizes compensation cost for awards on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises, ESPP purchases or grants of restricted shares or deferred stock units.

The compensation expense related to stock options, ESPP purchases, restricted shares and deferred stock units are recorded in expense categories based on where other compensation cost is recorded for employees receiving the awards.

The following table summarizes the effect of compensation cost arising from share-based payment arrangements in the Company's Statements of Operations for the years ended December 31, 2013, 2012 and 2011 for the Company's stock option plans, the ESPP and other share-based awards (in thousands):

	Years ended December 31,
	2013	2012	2011
Research and development	$4,107	$3,343	$1,544
Selling, general and administrative	5,330	4,205	2,556
Amounts charged against income, before
income tax expense	$9,437	$7,548	$4,100

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

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option.
•	The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option.

Years ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Expected volatility	59.15% - 60.69%	61.22% - 67.58%	60.5% - 67.8%
Risk-free interest rate	0.7% - 3.7%	0.6% - 1.1%	0.9% - 3.0%
Expected term (in years)	5.2 - 6.0	5.1 - 5.9	4.8 - 5.9

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	Year ended December 31, 2013
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	7,390	$6.75
Options granted	2,178	10.69
Options exercised	2,522	5.76
Options forfeited/expired	390	13.29
Options outstanding at end of year	6,656	8.03	7.49	$148,651

Vested and expected to vest	6,264	7.87	7.40	$140,880

Options exercisable at end of year	2,690	$6.69	6.05	$63,690

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $5.66, $4.46 and $4.57, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $33.4 million, $2.0 million and $1.0 million, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company's common stock. The fair value of each restricted stock grant, restricted stock unit and deferred stock unit is equal to the market price of the Company's stock at the date of grant. Restricted stock and restricted stock unit grants are time vested. During the years ended December 31, 2013, 2012 and 2011, the Company granted 35,097, 20,334 and 64,792 deferred stock units, respectively, to directors for services, which did not contain any vesting restrictions. During the years ended December 31, 2013, 2012 and 2011, the Company granted 75,940, 106,575 and 0 restricted stock units, respectively, to directors for services, which vest over one year. At December 31, 2013, there are 642,506 deferred stock units outstanding. During the years ended December 31, 2013, 2012 and 2011 the Company granted to employees 458,719, 307,720 and 10,000 shares of restricted stock, respectively, which will vest over a period of one to three years.

A summary of activity related to aggregate restricted stock, restricted stock units and deferred stock units as of December 31, 2013, is indicated in the following table (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Nonvested at beginning of year	505	$6.96
Granted	570	9.18
Vested	(318)	6.37
Forfeited	(5)	8.21
Nonvested at December 31, 2013	752	$8.89

As of December 31, 2013, there was $17.0 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.55 years.

(13) Income Taxes

The components of loss before income taxes for the years ended December 31, 2013, 2012 and 2011 includes the following (in thousands):

	Years ended December 31,
	2013	2012	2011

United States	$(9,748)	$(18,735)	$(36,249)
Foreign	(3,574)	-	-
Loss before income taxes	$(13,322)	$(18,735)	$(36,249)

The Company has recorded income tax expense for the years ended December 31, 2013, 2012 and 2011 of $182,000, $0, and $18,000, respectively. The income tax expense for the years ended December 31, 2013 and 2011 was primarily related to a non-cash charge for state income taxes and to the Company's Canadian subsidiary based in the Canadian province of Quebec, respectively.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense (benefit) as a result of the following (in thousands):

	Years ended December 31,
	2013	2012	2011

Computed "expected" tax benefit	$(4,529)	$(6,370)	$(12,325)
Expiration of tax attributes	-	-	360
IRC §382 adjustment	6,575	59,822	94,442
Change in the valuation allowance for deferred tax assets
attributable to operations and other adjustments	2,840	(42,124)	(70,514)
U.S. and foreign credits	(12,237)	(10,231)	(11,732)
State income taxes, net of federal tax effect	182	-	-
Equity based compensation expense	678	513	578
Intellectual property	5,440	-	-
Foreign tax rate differences	940	-	-
Other	293	(1,610)	(791)
	$182	$-	$18

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2013 and 2012 are presented below (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$132,101	$140,416
Research credit carryforward	68,277	49,960
Capital loss carryforward	4,186	4,169
Non-recourse debt	27,769	32,619
Acquired intellectual property	29,452	29,287
Capitalization of inventory	9,429	13,146
Stock compensation expense	2,935	5,631
Accrued compensation	3,117	2,105
Other	555	273
Total deferred tax assets	277,821	277,606
Less valuation allowance	(277,821)	(277,606)
Deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Carryfowards

At December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $381.0 million which begin to expire in 2018, U.S. federal research credit carryforwards of $68.3 million, which begin to expire in 2030, and U.S. federal capital loss carryforwards of $10.7 million which begin to expire in 2015. The Company's domestic tax loss carryforwards for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryforwards. The Company also has New Jersey state net operating loss and capital loss carryforwards of approximately $369.9 million and $18.1 million, respectively, which begin to expire in 2014, and other domestic state net operating loss carryforwards and tax credit carryforwards in varying amounts depending on the different state laws.

The Company uses the "with-and-without" approach in determining the order in which tax attributes are utilized. Using the "with-and-without" approach, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other net operating loss carryforwards currently available to the Company have been utilized, but prior to the utilization of other tax attributes.

The U.S. federal net operating loss carryforwards of approximately $381.0 million include approximately $10.1 million of excess tax benefits related to share-based payments that are presented on a tax effected basis within the deferred tax assets. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. Also, included in the U.S. federal net operating loss carryforwards are excess tax benefits related to share-based payments of approximately $24.5 million that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

Section 382 of the Internal Revenue Code can potentially limit a company's ability to use net operating loss, tax credits, capital loss, and other tax attributes in periods subsequent to a change in ownership. The Company periodically updates its Section 382 study to assess whether the Company has undergone certain greater than 50% changes of ownership as defined in Section 382 of the Internal Revenue Code.  This study concluded that the Company had an ownership change in 2010. As a result, the Company determined that certain net operating loss, tax credit and capital loss carryforwards will expire prior to their utilization due to the expected annual Section 382 limitation, and accordingly the net operating loss, tax credit, and capital loss carryforwards on the above deferred tax asset table have been reduced.

Valuation Allowance

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time.

At December 31, 2013 and 2012, the Company maintained a full valuation allowance on its deferred tax assets. The Company has a history of cumulative losses. The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The valuation allowance for deferred tax assets increased by $215,000 in 2013 and decreased by $49.1 million in 2012.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Unrecognized
Tax Benefits
Balance as of January 1, 2012	$4,614
Additions for current year tax positions	-
Reductions for prior year tax positions	-
Balance as of December 31, 2012	4,614
Additions for current year tax positions	-
Reductions for prior year tax positions	(677)
Balance as of December 31, 2013	$3,937

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

Due to the Company's net operating loss carryforwards, any adjustment related to an unrecognized tax benefit would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for interest or penalties for the U.S. (both Federal and State) as of December 31, 2013 and 2012. Assuming the continued existence of a full valuation allowance on the Company's deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in the United States and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. federal purposes for 2010 and forward and for New Jersey for 2011 and forward. In August 2012, the IRS completed its examination of the Company's U.S. federal income tax returns for the year ended December 31, 2009.  In May 2013, the State of New Jersey completed its examination of the Company's New Jersey income tax returns through the year ended December 31, 2010. There were no adjustments as a result of these examinations.

(14) Employee Benefit Plans

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the maximum percent allowable, not to exceed the limits of code section 401(k), 403(b), 404 and 415, of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2013, 2012 and 2011, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contribution on the next 3% of employee pre-tax contributions. The Company recorded an expense associated with these matching contributions for the years ended December 31, 2013, 2012, and 2011 of $1.1 million, $620,000 and $432,000, respectively.

(15) Recent Accounting Pronouncements

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

The Company has contractual commitments of $15.9 million with external marketing, commercial readiness and market research organizations relating to pre-launch activities for Revestive and Natpara. These agreements are cancellable on notice of up to six months. The Company also has approximately $29.5 million in contractual commitments for other service agreements with varying terms and conditions.

The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug substance and drug product. Under the terms of these various contracts, the Company will be required to purchase certain minimum quantities of drug product each year.

The Company has contractual commitments of $26.1 million for drug substance, drug product and other manufacturing processes as of December 31, 2013 for the manufacture of clinical and commercial supplies of Gattex/Revestive and Natpara. Amounts owed to third- party contract manufacturers are based on firm commitments for the purchase of drug product. Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2013, 2012 and 2011 were $15.0 million, $25.9 million and $14.5 million, respectively.

In December 2009, the Company sold a majority interest in its subsidiary, Allelix, to a group of investors ("Investors"). NPS received $5.6 million in connection with the transactions in 2009. NPS is entitled to receive an additional Canadian. $4.8 million, which would only be paid upon further investment in Allelix by the Investors, which would be expected to occur upon the successful completion of certain Canadian court proceedings. In connection with the transaction, the Company has indemnified the Investors for various items including product liabilities arising from the past operations of Allelix and has guaranteed that certain tax attributes exist as of the closing date. The maximum potential future payments related to these indemnifications or guarantees shall not exceed the amounts the Company has received in connection with the transaction ($5.5 million at December 31, 2013).

(17) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

(in thousands, except per share amounts)
2013
Revenues	$25,434	$36,505	$39,202	$54,451
Operating (loss) income	(4,531)	(9,321)	1,769	10,588
Net (loss) income	(7,796)	(12,389)	(1,087)	7,768
Basic (loss) income per common share	$(0.09)	$(0.13)	$(0.01)	$0.08
Diluted (loss) income per common
and potential common share	$(0.09)	$(0.13)	$(0.01)	$0.07

2012
Revenues	$22,924	$53,517	$27,019	$27,184
Operating (loss) income	(5,045)	11,206	733	(8,018)
Net (loss) income	(10,563)	7,355	(3,324)	(12,203)
Basic (loss) income per common share	$(0.12)	$0.08	$(0.04)	$(0.14)
Diluted (loss) income per common
and potential common share	$(0.12)	$0.08	$(0.04)	$(0.14)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

ITEM 9A.	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting as of December 31, 2013. This report appears on page 62 of this report.

(c) Change in Internal Control over Financial Reporting.

In the first quarter of 2013, we began generating revenues from sales of Gattex and began capitalizing inventory costs related to manufacturing Gattex and the acquisition of teduglutide and rhPTH 1-84 raw material related to the March 18, 2013 Transition and Termination Agreement with Takeda. (See note 10 to the consolidated financial statements). The accounting for our net product sales and the capitalization of inventory is material to our financial position as of December 31, 2013 and results of operations for the year ended December 31, 2013, and we believe the internal controls and procedures relating to the accounting for net product sales and the capitalization of inventory have a material effect on our internal control over financial reporting. See Note 1, "Significant Accounting Policies" to our consolidated financial statements contained in this Annual Report on Form 10-K for further details.

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

ITEM 9B.	Other Information.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated into this item by reference. For information regarding our executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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

3. Exhibits. The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit
Number	Description of Document
2.1	Termination and Transition Agreement dated as of March 18, 2012, by and among Takeda GmbH, Takeda Pharma A/S and the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed March 19, 2013.

3.1A	Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

3.1B	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999, incorporated herein by reference to the Registrant's Registration Statement on
Form S-3 (SEC File No. 333-45274), filed September 6, 2000.

3.1C	Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996, incorporated herein by reference to the Registrant's Current Report on
Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

3.1D	Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000, incorporated herein by reference to the Registrant's
Registration Statement on Form S-3 (SEC File No. 333-45274),
filed September 6, 2000.

3.1E	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2003 (SEC File No. 000-23272, (filed February 10, 2004)).

3.1F	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 19, 2011, incorporated herein by reference to the Registrant's Current Report on
Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 21, 2012 (SEC File No. 000-23272), filed December 21, 2012.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

4.2	Indenture, dated as of August 8, 2013, between the Registrant and The Bank of New York Mellon, as trustee, incorporated herein by reference to the Registrant's Registration Statement on
Form S-3 (SEC File No. 333-190494), filed August 8, 2013.

10.1A**	1994 Non-Employee Directors' Stock Option Plan, incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.1B**	1994 Non-Employee Directors' Stock Option Plan, as amended December 1996, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 333-17521), filed December 9, 1996.

10.1C**	1994 Non-Employee Directors' Stock Option Plan, as amended December 2002, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.2A**	1998 Stock Option Plan (reflects all amendments by the Board of Directors through May 2008), incorporated herein by reference to the Registrant's Current Report on Form 8-K dated May 22, 2008 (SEC File No. 000-23272), filed May 28, 2008.

10.2B**	Form of Performance-Based Stock Option Agreement under the NPS Pharmaceutical, Inc. 1998 Stock Option Plan, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.3**	Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors, incorporated herein by reference to the Registrant's Registration Statement on
Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.4A**	Change in Control Severance Pay Plan, as amended, incorporated herein by reference to the Registrant's Quarterly Report on Form 8-Q for the quarterly period ended September 30, 2012
(SEC File No. 000-23272), filed November 9, 2012.

10.4B**	Form of Agreement Providing Specified Benefits Following Termination of Employment Incident to a Merger, Acquisition or Other Change of Control or to Some Other Strategic Corporate Event, between the Registrant and each of its executive officers, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272), filed February 10, 2004.

10.5A	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993, incorporated herein by reference to the Registrant's Registration
Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.5B	Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995, incorporated herein by reference to Amendment No. 1 to the Registrant's Annual Report on Form 10-K
for the fiscal year ended December 31, 1995 (SEC File No. 000-23272), filed March 29, 1996.

10.5C	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

10.5D	Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997, Incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed January 27, 1998.

10.5E	Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997, incorporated herein by reference to the Registrant's Current Report on
Form 8-K (SEC File No. 000-23272), filed January 27, 1998.

10.5F	Letter, dated January 24, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement, incorporated herein by reference to the Registrant's
Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.5G	Letter, dated May 15, 2000, from SmithKline Beecham to NPS Re: Amendment Agreement, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.5H	Letter, dated August 1, 2001, from GlaxoSmithKline to NPS Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.5I	Amendment Agreement between the Registrant and SmithKline Beecham Corporation, dba GlaxoSmithKline dated December 14, 2006, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-23272), filed March 14, 2007.

10.5J*	Exclusive Patent License Agreement between the Registrant and GlaxoSmithKline LLC dated July 29, 2011, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.6A	Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., dated February 19, 1993, Incorporated herein by reference to the Registrant's Registration Statement on
Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.6B	Letter dated March 15, 1993 from the Registrant to The Brigham and Women's Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.6C	Amendment to Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., effective February 7, 1996, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272).

10.6D	1999 Patent Agreement Amendment between the Registrant and The Brigham and Women's Hospital, Inc., effective February 18, 1999, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.7	Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272).

10.8*+	Development and License Agreement between the Registrant and Amgen, Inc. (Conformed copy through Fifth Amendment, dated July 29, 2012).

10.9A*	Distribution and License Agreement between Registrant and Takeda GmbH, dated April 26, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2004 (SEC File No. 000-23272), filed August 9, 2004.

10.9B*	First Amendment to Distribution and License Agreement between the Registrant and Takeda GmbH, dated July 1, 2004, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
June 30, 2004 (SEC File No. 000-23272), filed August 9, 2004.

10.9C*	License Agreement, dated July 2, 2007, between NPS Allelix Corp. and Takeda GmbH , incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.10A**	2005 Omnibus Incentive Plan, as amended through May 18, 2011, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

10.10B**	2005 Omnibus Incentive Plan, as amended through May 7, 2013, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 9, 2013.

10.10C**	Form of Stock Option Grant Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.10D**	Form of Restricted Stock Unit Agreement for Non-Employee Directors, Incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.10E**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.10F**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.10G**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.10H**	Non-Employee Director Compensation Program, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 333-17521), filed May 3, 2012.

10.11A**	Non-Employee Director Deferred Compensation Program, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 1, 2005 (SEC File No. 000-23272), filed July 1, 2005.

10.11B**	Form of Deferred Stock Unit Award Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 1, 2005 (SEC File No. 000-23272), filed July 1, 2005.

10.12A	Securities Purchase Agreement dated as of August 7, 2007 among the Registrant and Visium Balanced Fund, LP, Visium Balanced Offshore Fund, Ltd., Visium Long Bias Fund, LP, Visium Long Bias Offshore Fund, Ltd.
and Atlas Master Fund, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 2007 (SEC File No. 000-23272), filed August 31, 2007.

10.12B	Form of Note issued pursuant to the Securities Purchase Agreement referred to in Exhibit 10.12A above, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 2007 (SEC File No. 000-23272), filed August 31, 2007.

10.12C	Registration Rights Agreement dated as of August 7, 2007 among the Registrant and the Investors, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 2007 (SEC File No. 000-23272), filed August 31, 2007.

10.13*	Agreement for Sale and Assignment of Rights, dated July 16, 2007, among the Registrant, NPS Allelix Corp. and DRI, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.14*	Distribution and License Agreement, dated September 24, 2007, among the Registrant, NPS Allelix Corp. and Takeda GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.15*	Amendment Agreement to the Distribution and License Agreement, dated October 29, 2007, among the Registrant, NPS Allelix Corp. and Takeda GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.16*	License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.17	Asset Purchase Agreement, dated October 9, 2007, between AstraZeneca AB and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.18A*	Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.18B*	Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.18C*	Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on
Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.18D*	Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form
10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.18E*	Letter Agreement dated January 19, 2009, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.18F*	Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on
Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.19A**	Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272), filed May 19, 2008.

10.19B**	First Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008
(SEC File No. 000-23272), filed March 16, 2009.

10.19C**	Second Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.20**	First Amendment to Restrictive Covenant Agreement with Francois Nader, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008
(SEC File No. 000-23272), filed May 19, 2008.

10.21**	Employment Agreement with Roger Garceau, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.22	Common Stock Purchase Agreement between the Registrant and Azimuth Opportunity Ltd., dated as of August 5, 2009, incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 5, 2009
(SEC File No. 000-23272), filed August 6, 2009.

10.23*	Agreement for Sale and Assignment of Rights, dated February 26, 2010, between the Registrant and LSRC II S.ÀR.L., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (SEC File No. 000-23272), filed March 11, 2010.

10.24**	NPS Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2010.

10.25*	Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc. dated March 25, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.26**	Employment Agreement with Eric Pauwels, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.27*	Manufacturing Agreement between the Registrant and SynCo Bio Partners B.V. dated August 1, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended
September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.28**	Employment Agreement with Glenn Melrose, incorporated herein by reference to the Registrant's Quarterly Report on Form 8-Q for the quarterly period ended September 30, 2012 (SEC File No. 000-23272), filed November 9, 2012.

10.29*	Commercial Manufacturing Agreement between the Registrant and Vetter Pharma International GmbH dated December 21, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 8-Q for the quarterly period ended September 30, 2012 (SEC File No. 000-23272), filed November 9, 2012.

10.30	Covenant Not to Sue Agreement between the Registrant and Ortho-McNeil Pharmaceutical dated December 21, 2006.

10.31**	2005 Omnibus Incentive Plan of the Registrant, as amended and restated through May 7, 2013, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 9, 2013.

10.32*+	Amended and Restated Agreement for the Sale and Assignment of Rights, dated as of December 20, 2013, by and between the Registrant and Drug Royalty L.P. 3.

10.33**+	Offer Letter of Susan Graf, dated as of April 29, 2013.

10.34*+	Contract Manufacturing and Supply Agreement, dated as of September 7, 2012, by and between Patheon UK Limited and the Registrant, as assignee of Takeda GmbH (f/k/a Nycomed Danmark ApS).

12.1+	Computation Ratio of Earnings Available to Cover Fixed Charges.

21.1+	List of Subsidiaries.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32+	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101DEF	XBRL Taxonomy Extension Definition Linkbase Document

101LAB	XBRL Taxonomy Extension Label Linkbase Document

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________
+	Filed herewith.
*	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
**	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: February 18, 2014	By:	/s/ FRANCOIS NADER Francois Nader President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 18, 2014	By:	/s/ LUKE M. BESHAR Luke M. Beshar Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FRANCOIS NADER Francois Nader	President and Chief Executive Officer (principal executive officer) and Director	February 18, 2014

/s/ LUKE M. BESHAR Luke M. Beshar	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 18, 2014

/s/ MICHAEL W. BONNEY Michael W. Bonney	Director	February 18, 2014

/s/ COLIN BROOM Colin Broom	Director	February 18, 2014

/s/ GEORGES GEMAYEL Georges Gemayel	Director	February 18, 2014

/s/ PEDRO GRANADILLO Pedro Granadillo	Director	February 18, 2014

/s/ JAMES G. GRONINGER James G. Groninger	Director	February 18, 2014

/s/ RACHEL R. SELISKER Rachel R. Selisker	Director	February 18, 2014

/s/ PETER G. TOMBROS Peter G. Tombros	Chairman of the Board of Directors	February 18, 2014