Form 10-Q
period 2014-03-31
NPS PHARMACEUTICALS INC
filed 2014-05-08
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at May 1, 2014
Common Stock $.001 par value	106,326,269

Note: PDF provided as a courtesy

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$53,226	$51,204
Marketable investment securities	122,316	129,270
Accounts receivable	31,227	41,242
Inventory	32,217	30,035
Prepaid expenses	6,003	5,621
Other current assets	1,702	1,380
Total current assets	246,691	258,752

Property and equipment, net	4,025	4,402
Goodwill	9,429	9,429
Intangibles, net	18,852	19,301
Debt issuance costs, net	312	338
Other	183	-
Total assets	$279,492	$292,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$26,908	$33,117
Convertible notes payable	16,545	16,545
Current portion of non-recourse debt	7,191	8,752
Total current liabilities	50,644	58,414
Non-recourse debt, less current portion	116,520	123,635
Other liabilities	6,975	5,283
Total liabilities	174,139	187,332

Commitments and contingencies (notes 6, and 8)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 103,284,818 shares and
102,613,780 shares, respectively	103	103
Additional paid-in capital	1,134,468	1,127,420
Accumulated other comprehensive income	47	56
Accumulated deficit	(1,029,265)	(1,022,689)
Total stockholders' equity	105,353	104,890
Total liabilities and stockholders' equity	$279,492	$292,222

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Product sales, net	$17,871	$654
Royalties	26,169	24,780
Total revenues	44,040	25,434

Cost of sales	1,877	65

Operating expenses:
Research and development	20,557	15,695
Selling, general and administrative	24,554	14,205
Total operating expenses	45,111	29,900
Operating loss	(2,948)	(4,531)
Other income (expense):
Interest income, net	121	55
Interest expense	(4,035)	(3,395)
Other	297	75
Total other expense, net	(3,617)	(3,265)
Loss before income tax expense	(6,565)	(7,796)
Income tax expense	11	-
Net loss	$(6,576)	$(7,796)

Net loss per common and potential common share
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

Weighted average common and potential common
shares outstanding:
Basic	103,612	88,402
Diluted	103,612	88,402

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(6,576)	$(7,796)
Other comprehensive income (loss):
Unrealized gains (loss) on securities:
Unrealized holding gains arising during period	(14)	9
Reclassification for recognized gain on marketable
investment securities during the period	7	-
Net unrealized gain on marketable investment securities	(7)	9
Foreign currency translation (loss) gain	(2)	2
Other comprehensive income	(9)	11
Comprehensive loss	$(6,585)	$(7,785)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,576)	$(7,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781	342
Accretion of premium on marketable investment securities	912	502
Shares issued for payment of services	-	549
Non-cash interest expense	2,270	3,159
Non-cash royalties	(10,347)	(9,810)
Compensation expense on share-based awards	4,078	2,956
Realized gain on sale of marketable investment securities	(7)	-
(Increase) decrease in operating assets:
Accounts receivable	8,339	2,310
Inventory	(2,182)	(85)
Prepaid expenses, other current assets and other assets	(887)	2,261
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(4,743)	(3,628)
Other liabilities	1,692	(79)
Net cash used in operating activities	(6,670)	(9,319)

Cash flows from investing activities:
Sales of marketable investment securities	3,426	2,085
Maturities of marketable investment securities	34,436	25,922
Purchases of marketable investment securities	(31,820)	(16,339)
Acquisitions of property and equipment	(318)	(288)
Net cash provided by investing activities	5,724	11,380

Cash flows from financing activities:
Net proceeds from the exercise of stock options	4,868	396
Shares withheld for the payment of taxes	(1,898)	(574)
Net cash provided by (used in) financing activities	2,970	(178)

Effect of exchange rate changes on cash	(2)	2

Net increase in cash and cash equivalents	2,022	1,885
Cash and cash equivalents at beginning of period	51,204	17,471
Cash and cash equivalents at end of period	$53,226	$19,356

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$235	$235
Cash paid for income taxes	8	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
6.1 million shares of NPS common stock issued in connection with
the Takeda Termination and Transition agreement	-	55,403
Unrealized (loss) gain on marketable investment securities	(7)	9
Accrued acquisition of property and equipment	65	3
Noncash reductions of debt	8,676	6,278

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS Pharma or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS Pharma and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in NPS Pharma's 2013 Annual Report on Form 10-K filed with the SEC.

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

Subsequent Events

The Company has evaluated all events and transactions since March 31, 2014. The Company did not have any material recognized subsequent events; however, the Company did have the following non-recognized subsequent event as summarized below.

On April 8, 2014, the holders of the 5.75% Convertible Notes converted the remaining outstanding notes at a conversion price of $5.44 per share. The Company issued 3,041,451 shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

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

Potential common shares of approximately 7.8 million and 9.0 million during the three months ended March 31, 2014 and 2013, respectively that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 3.0 million common shares for the three months ended March 31, 2014 and 2013, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 4.8 million and 6.0 million common shares for the three months ended March 31, 2014 and 2013, respectively.

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$13,523	$-	$13,523
Corporate	-	92,634	-	92,634
Government agencies	-	21,280	-	21,280
Money market funds	17,369	-	-	17,369
Total assets at fair value	$17,369	$127,437	$-	$144,806

As of December 31, 2013:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$13,020	$-	$13,020
Corporate	-	91,887	-	91,887
Government agencies	-	27,131	-	27,131
Money market funds	23,043	-	-	23,043
Total assets at fair value	$23,043	$132,038	$-	$155,081

As of March 31, 2014 and December 31, 2013, the fair values of the Company's Level 2 securities were $127.4 million and $132.0 million, respectively. These securities are certificates of deposit, commercial paper, corporate or government agency debt issued by domestic companies or agencies with an original maturity of less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of March 31, 2014 or December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature, except that the estimated fair value and carrying value of a royalty liability to the Brigham and Women's Hospital related to sales of cinacalcet HCl using a discounted cash flow model is approximately $4.4 million and $5.6 million, respectively, at March 31, 2014 and $4.3 million and $5.6 million, respectively, at December 31, 2013.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes*	$91,031	$16,545	$92,338	$16,545
Sensipar Notes	47,406	47,580	54,097	54,395
rhPTH 1-84-Secured Debt	52,028	42,790	50,058	42,790
Regpara-Secured Debt	35,192	33,341	37,348	35,202
Total	$225,657	$140,256	$233,841	$148,932
* See Note 1.

The fair values of the Company's convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The fair values of the Company's non-recourse Sensipar notes, recombinant human parathyroid hormone [1-84] (rhPTH 1-84)-secured debt and Regpara-secured debt were estimated using a discounted cash flow model. Within the hierarchy of fair value measurements, these are Level 3 fair values.

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and specialty pharmacies and collateral is generally not required from these companies. Substantially all of the Company's royalty revenues for the three months ended March 31, 2014 and 2013 were from three licensees and substantially all of the Company's accounts receivable balances at March 31, 2014 and December 31, 2013 were from three licensees. Substantially all of the Company's product sales revenues for the three months ended March 31, 2014 and 2013 and substantially all of the Company's trade accounts receivable balances at March 31, 2014 and December 31, 2013, were from six specialty pharmacies. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of March 31, 2014:
Debt securities:
Corporate	$101,274	$24	$(61)	$101,237
Government agency	21,063	16	-	21,079
Total marketable investment securites	$122,337	$40	$(61)	$122,316

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2013:
Debt securities:
Corporate	$103,175	$23	$(60)	$103,138
Government agency	26,110	22	-	26,132
Total marketable investment securites	$129,285	$45	$(60)	$129,270

Marketable investment securities available for sale in an unrealized loss position as of March 31, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of March 31, 2014:
Available for Sale:
Debt securities:
Corporate	$79,932	$61	$-	$-	$79,932	$61
Government agency	459	-	-	-	459	-
	$80,391	$61	$-	$-	$80,391	$61

As of December 31, 2013:
Available for Sale:
Debt securities:
Corporate	$74,407	$56	$5,732	$4	$80,139	$60
Government agency	-	-	-	-	-	-
	$74,407	$56	$5,732	$4	$80,139	$60

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$115,325	$115,305	$103,280	$103,266
Due after one year through five years	7,011	7,011	26,005	26,004
Due after five years	-	-	-	-
Total debt securities	$122,336	$122,316	$129,285	$129,270

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three months ended March 31, 2014 and 2013.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013
Proceeds from sales and maturities	$37,862	$28,007
Realized gains	7	-
Realized losses	-	-

(5) Inventory

Inventories are stated at the lower of cost or market. The Company began to capitalize inventory after the FDA approval of Gattex in December 2012. Inventory is as follows at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$30,816	$29,330
Finished goods	1,401	705
Total inventory	$32,217	$30,035

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Convertible notes	$16,545	$16,545
Non-recourse debt	123,711	132,387
Total debt	140,256	148,932
Less current portion	23,736	25,297
Total long-term debt	$116,520	$123,635

(a) Convertible Notes

On April 8, 2014, the holders of the 5.75% Convertible Notes converted the remaining outstanding notes at a conversion price of $5.44 per share. The Company issued 3,041,451 shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

The Company had $16.5 million of its 5.75% Convertible Notes ("5.75% Convertible Notes") outstanding as of March 31, 2014. The 5.75% Convertible Notes originated from an August 2007 private placement of $50.0 million in 5.75% Convertible Notes due August 7, 2014. The 5.75% Convertible Notes accrued interest at an annual rate of 5.75% payable quarterly in arrears on the first day of the succeeding calendar quarter commencing January 1, 2008. As of March 31, 2014, the Company classified the 5.75% Convertible Notes as current debt. Accrued interest on the 5.75% Convertible Notes was $0 as of March 31, 2014 and December 31, 2013. The Company incurred debt issuance costs of approximately $600,000, which were deferred and which were being amortized over a seven-year period, unless earlier converted, in which case the unamortized costs are recorded in additional paid-in capital. The effective interest rate on the 5.75% Convertible Notes, including debt issuance costs, is 5.9%.

(b) Non-recourse Debt

Sensipar and Mimpara-Secured Non-recourse Debt

As of March 31, 2014 and December 31, 2013, the outstanding principal balances on Sensipar and Mimpara-secured non-recourse debt were $47.6 million and $54.4 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (the "Sensipar Notes"). The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9% per annum discount on the balance of the advance, Amgen will resume paying NPS Pharma all royalties earned through December 31, 2018. As of March 31, 2014 and December 31, 2013, the Company classified $6.8 million and $6.7 million, respectively, of the Sensipar Notes as current based on royalty payments accrued as of March 31, 2014 and December 31, 2013. Accrued interest on the Sensipar Notes was approximately $518,000 and $592,000 as of March 31, 2014 and December 31, 2013, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

PTH 1-84-Secured Non-recourse Debt

As of March 31, 2014 and December 31, 2013, the outstanding principal balances on PTH 1-84-secured debt were $42.8 million, respectively. In July 2007, the Company entered into an agreement (the "2007 DRI Agreement") with DRI Capital ("DRI"), formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of recombinant human parathyroid hormone 1-84 [rDNA origin] ("PTH") under its license agreement with Takeda (the "Takeda License Agreement"). Under the 2007 DRI Agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the 2007 DRI Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's 2007 DRI Agreement, the Company granted DRI a security interest in its Takeda License Agreement for Preotact and certain of its patents and other intellectual property underlying the Takeda License Agreement. In the event of a default by NPS Pharma under the 2007 DRI Agreement, DRI would be entitled to enforce its security interest against the property described above.

In December 2013, the Company entered into an amendment and restatement (the "Amendment and Restatement") to the 2007 DRI Agreement. Pursuant to the March 18, 2013 Termination and Transition Agreement between NPS Pharma and Takeda (the "Termination and Transition Agreement"), the Takeda License Agreement was terminated and NPS Pharma re-acquired exclusive rights worldwide, excluding Israel, to develop and commercialize PTH. Preotact is the brand name that Takeda had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. NPS Pharma is developing PTH in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. NPS Pharma filed a Biologic License Application ("BLA") for Natpara with the U.S. Food and Drug Administration (the "FDA") in October 2013.

Pursuant to the Amendment and Restatement, (i) DRI has consented to the commercialization of PTH by the Company, (ii) the terms of the 2007 DRI Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement.

The Company will be required to pay royalties in the mid-single digits to DRI based upon sales of PTH by the Company and its licensees (if any) worldwide, excluding Israel. The Company has agreed to undertake certain efforts to commercialize PTH. If the Company does not submit a Marketing Authorization Application to the European Medicines Agency for PTH in the European Union by an agreed upon date, DRI will have the right to revoke the consent granted in the Amendment and Restatement, reinstate the 2007 DRI Agreement, and either cause the Company to enter into a new license agreement with a third party with respect to PTH on terms that are substantially similar and no more extensive (when taken as a whole) than the terms contained in the terminated Takeda License Agreement, or negotiate such an agreement on NPS Pharma's behalf.

The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by the Company with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and the Company total $125.0 million. As of March 31, 2014, $45.5 million in royalties had been paid to DRI.

DRI continues to maintain a security interest in NPS Pharma patents that contain claims covering PTH and certain other NPS Pharma intellectual property related to PTH. In the event of a default by NPS Pharma under the Amendment and Restatement, DRI would be entitled to enforce its security interest against NPS Pharma and such intellectual property.

The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life. Accrued interest under the Amendment and Restatement was $1.5 million and $0 as of March 31, 2014 and December 31, 2013, respectively and is included as a component of other liabilities. The repayment of the remaining $42.8 million principal is secured solely by future royalty payments arising from sales of PTH by the Company. The PTH-secured debt is non-recourse to the Company.

REGPARA-Secured Non-recourse Debt

As of March 31, 2014 and December 31, 2013, the outstanding principal balances on REGPARA-secured debt were $33.3 million and $35.2 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI (the "2010 DRI Agreement"), in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the 2010 DRI Agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the 2010 DRI Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the 2010 DRI Agreement, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS Pharma under the 2010 DRI Agreement, DRI would be entitled to enforce its security interest against NPS Pharma and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 11 years. As of March 31, 2014 and December 31, 2013, the Company classified $0 of the REGPARA-secured debt as current based on royalty payments accrued as of March 31, 2014 and December 31, 2013. Accrued interest under the 2010 DRI Agreement was $0 and $1.1 million as of March 31, 2014 and December 31, 2013, respectively. Through March 31, 2014, $31.9 million has been paid to DRI. The repayment of the remaining $33.3 million principal as of March 31, 2014, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the 2010 DRI Agreement, including issuance costs, is approximately 15.8%. The REGPARA-secured debt is non-recourse to the Company.

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of March 31, 2014 and December 31, 2013. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

(8) Commitments and Contingencies

The Company has agreed to indemnify, under certain circumstances, certain manufacturers and service providers from and against any and all losses, claims, damages or liabilities arising from services provided by such manufacturers and service providers or from any use, including clinical trials, or sale by the Company or any Company agent of any product supplied by the manufacturers. The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of the active pharmaceutical ingredient and drug product. Under the terms of these various agreements, the Company may be required to purchase certain minimum quantities of product each year.

(9) Stock Options

The Company recognized $4.1 million and $3.0 million of compensation expense during the three months ended March 31, 2014 and 2013, respectively, related to all stock based compensation. As of March 31, 2014, there was $31.1 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.95 years.

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of March 31, 2014, the performance criteria of 884,590 of these options had been satisfied and are have met the corresponding vesting criteria. The Company recognized $192,000 and $161,000 of compensation expense during the three months ended March 31, 2014 and 2013, respectively, related to these options. The final performance criteria had not been met and therefore the remaining 246,110 options have been forfeited.

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	As of March 31, 2014
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	6,656	$8.03
Options granted	719	37.59
Options exercised	499	8.70
Options forfeited/expired	209	5.25
Options outstanding at March 31, 2014	6,667	11.25	7.69	$129,980

Vested and expected to vest	6,241	10.79	7.60	$124,041

Options exercisable at March 31, 2014	3,098	$6.37	6.43	$72,989

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of the condensed consolidated financial statements, financial condition and results of operations of NPS Pharma in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2013 Annual Report on Form 10-K.

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements represent our management's judgment regarding future events. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other words of similar import, although some forward-looking statements are expressed differently. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q and the documents incorporated by reference into this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding potential drug candidates, their potential therapeutic effect, the possibility of obtaining regulatory approval, any anticipated timelines for making FDA or other regulatory filings or submissions, or with respect to completion of milestones or targets with respect to regulatory filings, clinical studies, preclinical work and related matters, our ability or the ability of our collaborators to manufacture and sell any products, market acceptance, or our ability to earn a profit from sales or licenses of any drug candidate or to discover new drugs in the future are all forward-looking in nature. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those described in the forward-looking statements due to a number of factors, including:

•	our ability to effectively outsource activities critical to the advancement of our product candidates;
•

our ability to successfully complete clinical trials, timely make regulatory submissions, and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals and commercializing products;

•	the successful completion of our strategic collaborations or changes in our relationships with our collaborators;
•	competitive factors;
•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
•	our ability to successfully commercialize Gattex and Revestive;
•	the ability of our contract manufacturers to successfully produce adequate supplies of our product candidates and drug delivery devices to meet clinical trial and commercial requirements;
•	variability of our royalty, license and other revenues;
•	our ability to enter into and maintain agreements with current and future collaborators on commercially reasonable terms;
•	our ability to successfully execute our strategic plans, including international expansion;
•	our ability to secure additional funds;
•	the demand for securities of pharmaceutical and biotechnology companies in general and our common stock in particular;
•	uncertainty regarding our patents and patent rights;
•	any concerns about the safety of our products or product candidates;
•	compliance with current or prospective governmental regulation;
•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;
•	technological change; and

•	general economic and market conditions.

You should also consider carefully the statements set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 entitled "Risk Factors," which address these and additional factors that could cause results or events to differ from those set forth in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements.

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

Overview

We are a global biopharmaceutical company pioneering and delivering therapies that transform the lives of patients with rare diseases. Our strategy is focused on the global development and commercialization of `first-in' or `best-in' rare disease therapeutics. Our marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration (the "FDA") in December 2012 for the treatment of adult patients with Short Bowel Syndrome ("SBS") who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the EU, teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We continue to build our international infrastructure to support the expansion of NPS Pharma in key international markets. In addition, named-patient programs have been initiated in a number of countries and we are implementing our regulatory strategy for Japan, which includes filing for orphan drug status. We are also seeking to expand our SBS franchise by evaluating the safety and efficacy of Gattex/Revestive in a global registration study of pediatric patients with SBS.

Our second product, Natpara® (rhPTH[1-84]) for injection, has been developed for hypoparathyroidism, a rare multidimensional disorder characterized by deficient or absent parathyroid hormone ("PTH"). The review of our Biologic License Application for Natpara is ongoing and the Prescription Drug User Fee Act goal date for a decision by the FDA is October 24, 2014. Within our Filing Review Notification, also referred to as the Day-74 letter, the FDA told us they plan to discuss our Natpara application at an advisory committee meeting. We expect to file our Marketing Authorization Application for Natpara in hypoparathyroidism to the European Medicines Agency in 2014.

We are actively pursuing in-licensing to build a global pipeline of `first-in' or `best-in' therapies for rare disorders of high unmet medical need. Our lead clinical-stage product candidate is NPSP795, a calcilytic compound with potential application in rare disorders involving increased calcium receptor activity, such as autosomal dominant hypocalcemia.

While SBS and hypoparathyoridism are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications involved with and the chronic nature of these diseases.

We have incurred cumulative losses from inception through March 31, 2014 of approximately $1.0 billion. We may continue to record losses as we incur sales and marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara and our expansion into the international market.

As a result of the marketing approval for Gattex, we no longer expense manufacturing costs relating to this product as research and development expenses. We capitalize these costs as inventory as they are incurred. There are no cost of sales associated with the sale of Gattex inventory that was on hand at the time of the FDA's approval of the New Drug Application ("NDA") for Gattex. This will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling Gattex that is manufactured after the date of the FDA's approval of our NDA for Gattex. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of sales for Revestive, which did not have any inventory expensed prior to approval. We also expect to record increased sales and incur additional marketing costs related to the commercialization of Gattex and Revestive, pre- launch costs for Natpara and our expansion into the international market.

Results of Operations

Three Months Ended March 31, 2014 and 2013

The following table summarizes selected operating statement data for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Product sales, net	$17,871	$654
Royalties	26,169	24,780
Total revenues	$44,040	$25,434

Cost of sales	$1,877	$65
% of product sales, net	11%	10%

Operating expenses:
Research and development	$20,557	$15,695
% of total revenues	47%	62%
Selling, general and administrative	$24,554	$14,205
% of total revenues	56%	56%

Revenues.  Total revenues are comprised of product sales of Gattex, which was launched in the U.S. in February 2013, and royalties from our licensees and collaborators. Royalty revenues fluctuate from quarter to quarter. Our revenues were $44.0 million for the quarter ended March 31, 2014 compared to $25.4 million for the quarter ended March 31, 2013. We recognized royalty revenue under our research and license agreements and product sales during the three months ended March 31, 2014 and 2013, respectively, as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Product sales, net	$17,871	$654

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	23,188	22,207
Regpara (cinacalcet HCl)	2,350	1,818
Nucynta (tapentadol)	631	755
Total royalties	26,169	24,780

Total revenues	$44,040	$25,434

Product Sales, net. During the three months ended March 31, 2014 and 2013, we recognized net product sales revenue of $17.9 million and $654,000, respectively, for Gattex. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Also, pursuant to the Termination and Transition Agreement with Takeda, we received back the rights to market Revestive in certain territories outside of the U.S. Revestive was approved in the European Union ("EU") in 2012 and we plan to launch in certain countries in the EU in the second half of 2014. Product sales for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014. We expect that product sales of Gattex and Revestive will vary from period to period given the size of the patient population.

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

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2013	$1,113	$147	$241	$1,501
Provision related to current period sales	731	117	483	1,331
Credits/payments	(823)	(79)	(587)	(1,489)
Balance as of March 31, 2014	$1,021	$185	$137	$1,343

Royalties. The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended March 31, 2014 was primarily due to increased unit demand. We amended our agreement with Amgen and Amgen began withholding the royalties on sales of Sensipar and Mimpara up to $8.0 million per quarter and credit them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the three months ended March 31, 2014 and 2013, we recognized royalty revenue of $2.4 million and $1.8 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

During the three months ended March 31, 2014 and 2013, we recognized royalty revenue of $631,000 and $755,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The decrease in royalty revenue earned from Nucynta for the three months ended March 31, 2014 was primarily due to decreased demand.

Cost of Sales.  Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of sales when revenue is recognized from the sale of those supplies of Gattex. Cost of sales for the three months ended March 31, 2014 and 2013 were $1.9 million and $65,000, respectively and consisted primarily of royalty costs related to Gattex commercial supplies. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

Research and Development. Our research and development expenses are categorized into two major areas: clinical development costs and product development costs.

Clinical development costs were $5.0 million and $600,000 for the three months ended March 31, 2014 and 2013, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex, Natpara and NPSP795 as well as costs associated with regulatory functions. Product development costs were $5.5 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Unallocated research and development costs were $10.1 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively. Unallocated research and development costs consist primarily of personnel, personnel related costs and overhead costs that relate to clinical and product development activities which have not been allocated directly to each program.

For the three months ended March 31, 2014, our research and development expenses increased to $20.6 million from $15.7 million for the three months ended March 31, 2013. The increase in research and development for the three months ended March 31, 2014 is primarily due to a favorable close-out adjustment related to the completion of certain clinical trials in the three months ended March 31, 2013 and a $2.8 million increase in unallocated research and development which mainly consists of regulatory costs as well as personnel and personnel- related costs. These increases were partially offset by a $2.5 million reduction for the cost of producing pre-approval Natpara inventory.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $24.6 million for the three months ended March 31, 2014 from $14.2 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses primarily relate to an increase in personnel and external costs related to launch activities for Gattex, Revestive and pre-launch activities for Natpara. As we continue our international expansion and continue our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $121,000 for the three months ended March 31, 2014 from $55,000 from the comparative period in 2013.

Interest Expense.  Our interest expense for the three months ended March 31, 2014 increased to $4.0 million compared to $3.4 million for the three months ended March 31, 2013. Our long-term sales forecast for Natpara and royalty forecast for REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense increased due primarily to a higher effective interest rate due to an increase in the forecast of Natpara sales related to the non-recourse debt ($1.5 million) this increase was partially offset by decreases in interest expense for (i) the lower principal balance on our Sensipar Notes ($571,000) and (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($320,000).

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	March 31,	December 31,
	2014	2013
Cash, cash equivalents, and marketable investment securities	$175,542	$180,474
Total assets	279,492	292,222
Current debt	23,736	8,752
Non-current debt	116,520	123,635
Stockholders' equity	$105,353	$104,890

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

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments. We have financed operations since inception primarily through payments received under collaborative research and license agreements; the private and public issuance and sale of equity securities; the issuance and sale of non-recourse debt, convertible debt and lease financing; and sales of Gattex. Through March 31, 2014, we have recognized $905.4 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments; $890.0 million from the sale of equity securities for cash; $738.6 million from the sale of non-recourse debt and convertible debt for cash; and $49.7 million from sales of Gattex since its launch in February 2013.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $175.5 million at March 31, 2014. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

On April 8, 2014, the holders of the 5.75% Convertible Notes converted the remaining outstanding notes at a conversion price of $5.44 per share. We issued 3,041,451 shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

The following table summarizes our cash flow activity for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash used in operating activities	$(6,670)	$(9,319)
Net cash provided by investing activities	$5,724	$11,380
Net cash provided by (used in) financing activities	$2,970	$(178)

Net cash used in operating activities was $6.7 million and $9.3 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net cash used in 2014 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used was also related to the cash received from the sales of Gattex during the three months ended March 31, 2014. The above decreases in net cash used in 2014 were partially offset by increased spending related to the pre-launch activities for Natpara and costs associated with the launch of Revestive in the three months ended March 31, 2014.

Net cash provided by investing activities was $5.7 million and $11.4 million during the three months ended March 31, 2014 and 2013, respectively. The net cash provided by investing activities during the three months ended March 31, 2014 and 2013 was primarily the result of using proceeds from the sale and maturity of marketable investment securities to fund operations. Capital expenditures for the three months ended March 31, 2014 and 2013 were $318,000 and $288,000, respectively.

Net cash provided by financing activities was $3.0 million for the three months ended March 31, 2014 compared to net cash used by financing activities of $178,000 during the three months ended March 31, 2013. Cash provided by financing activities during the three months ended March 31, 2014 primarily consisted of approximately $4.9 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. This provision of net cash from financing activities was partially offset by using $1.9 million to pay taxes that were due from the withholding of shares upon the vesting of certain restricted stock units. The net cash used in financing activities for the three months ending March 31, 2013 was primarily the result of using $574,000 to pay taxes that were due from the withholding of shares upon the vesting of certain restricted stock units. This use of cash was partially offset by $396,000 received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Form 10-K.

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

Our 9% non-recourse Sensipar Notes has a fixed interest rate. As of March 31, 2014, our Sensipar Notes had $47.6 million in aggregate principal amount outstanding. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk.  We have significant clinical and commercial-scale manufacturing agreements as well as foreign subsidiaries which are denominated in euros and Canadian dollars. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Canadian dollar or euro, or by weak economic conditions in Canada or Europe. When the U.S. dollar strengthens against the Canadian dollar or euros, the cost of expenses in Canada or Europe decreases. When the U.S. dollar weakens against the Canadian dollar or euro, the cost of expenses in Canada or Europe increases. The monetary assets and liabilities in our foreign subsidiaries which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and the Canadian dollar or euro from the March 31, 2014 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2014, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of March 31, 2014.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, consider the factors discussed in Part 1, "Item 1A. Risk Factors" in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in the aforementioned report are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be not material also may materially adversely affect the Company's business, financial condition and or operating results.

Item 6.	Exhibits.
Exhibit Number	Description of Document
10.1*	Employment Agreement with Christine Mikail dated January 30, 2014
10.2*	Offer Letter with Robin Friedman dated January 30, 2014
10.3*	Employment Agreement with Paul Firuta dated March 3, 2014
10.4*	Amended and Restated Employment Agreement with Eric Pauwels dated May 6, 2014
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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

NPS PHARMACEUTICALS, INC.

Date: May 8, 2014	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Employment Agreement with Christine Mikail PDF
10.2*	Offer Letter with Robin Friedman PDF
10.3*	Employment Agreement with Paul Firuta PDF
10.3*	Amended and Restated Employment Agreement with Eric Pauwels PDF
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer PDF
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer PDF
32*	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer PDF
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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