Form 10-Q
period 2014-06-30
NPS PHARMACEUTICALS INC
filed 2014-08-06
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Class	Outstanding at July 30, 2014
Common Stock $.001 par value	106,561,506

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$53,307	$51,204
Marketable investment securities	116,175	129,270
Accounts receivable	43,186	41,242
Inventory	32,680	30,035
Prepaid expenses	6,868	5,621
Other current assets	1,579	1,380
Total current assets	253,795	258,752

Property and equipment, net	4,850	4,402
Goodwill	9,429	9,429
Intangibles, net	18,402	19,301
Debt issuance costs, net	284	338
Other	205	-
Total assets	$286,965	$292,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$33,770	$33,117
Convertible notes payable	-	16,545
Current portion of non-recourse debt	9,270	8,752
Total current liabilities	43,040	58,414
Non-recourse debt, less current portion	107,477	123,635
Other liabilities	7,443	5,283
Total liabilities	157,960	187,332

Commitments and contingencies (notes 6 and 8)
Stockholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 106,559,852 shares and
102,613,780 shares, respectively	107	103
Additional paid-in capital	1,156,278	1,127,420
Accumulated other comprehensive income	(107)	56
Accumulated deficit	(1,027,273)	(1,022,689)
Total stockholders' equity	129,005	104,890
Total liabilities and stockholders' equity	$286,965	$292,222

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Product sales, net	$21,955	$4,801	$39,826	$5,455
Royalties	34,172	31,704	60,341	56,484
Total revenues	56,127	36,505	100,167	61,939

Cost of sales	2,737	473	4,614	538

Operating expenses:
Research and development	21,151	30,888	41,708	46,583
Selling, general and administrative	26,449	14,465	51,003	28,670
Total operating expenses	47,600	45,353	92,711	75,253
Operating income (loss)	5,790	(9,321)	2,842	(13,852)
Other income (expense):
Interest income, net	103	58	224	113
Interest expense	(3,648)	(3,034)	(7,683)	(6,429)
Other	10	(88)	307	(13)
Total other expense, net	(3,535)	(3,064)	(7,152)	(6,329)
Income (loss) before income tax expense	2,255	(12,385)	(4,310)	(20,181)
Income tax expense	263	4	274	4
Net income (loss)	$1,992	$(12,389)	$(4,584)	$(20,185)

Net income (loss) per common and potential common share
Basic	$0.02	$(0.13)	$(0.04)	$(0.22)
Diluted	$0.02	$(0.13)	$(0.04)	$(0.22)

Weighted average common and potential common
shares outstanding:
Basic	106,807	97,321	105,218	92,886
Diluted	110,503	97,321	105,218	92,886

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$1,992	$(12,389)	$(4,584)	$(20,185)
Other comprehensive income (loss):
Unrealized gains (loss) on securities:
Unrealized holding gains arising during period	35	(82)	21	(73)
Reclassification for recognized gain (loss)on marketable
investment securities during the period	-	(2)	7	(2)
Net unrealized gain (loss) on marketable investment securities	35	(84)	28	(75)
Foreign currency translation (loss) gain	(189)	7	(191)	9
Other comprehensive loss	(154)	(77)	(163)	(66)
Comprehensive income (loss)	$1,838	$(12,466)	$(4,747)	$(20,251)

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,584)	$(20,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,589	1,121
Accretion of premium (discount) on marketable investment securities	1,760	1,068
Shares issued for payment of services	-	549
Non-cash interest expense	4,314	5,955
Non-cash royalties	(20,317)	(19,784)
Compensation expense on share-based awards	7,588	5,062
Realized gain on sale of marketable investment securities	(7)	(2)
(Increase) decrease in operating assets:
Accounts receivable	(1,650)	(4,108)
Inventory	(2,645)	6,573
Prepaid expenses, other current assets and other assets	(1,651)	460
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	644	6,288
Other liabilities	2,210	(1,159)
Net cash used in operating activities	(12,749)	(18,162)

Cash flows from investing activities:
Sales of marketable investment securities	3,426	4,501
Maturities of marketable investment securities	74,533	42,156
Purchases of marketable investment securities	(66,589)	(74,888)
Acquisitions of property and equipment	(1,066)	(364)
Net cash provided by (used in) investing activities	10,304	(28,595)

Cash flows from financing activities:
Net proceeds from the sale of common stock	-	93,454
Net proceeds from the exercise of stock options	6,612	6,585
Excess tax benefit from stock options	122	-
Shares withheld for the payment of taxes	(1,995)	(574)
Net cash provided by financing activities	4,739	99,465

Effect of exchange rate changes on cash	(191)	9

Net increase (decrease) in cash and cash equivalents	2,103	52,717
Cash and cash equivalents at beginning of period	51,204	17,471
Cash and cash equivalents at end of period	$53,307	$70,188

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$256	$472
Cash paid for income taxes	84	-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
6.1 million shares of NPS common stock issued in connection with
the Takeda Termination and Transition agreement	-	55,403
Unrealized (loss) gain on marketable investment securities	28	75
Accrued acquisition of property and equipment	500	114
Noncash reductions of debt	15,640	12,667
Conversion of 5.75% convertible notes	16,535	-

See accompanying notes to condensed consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by NPS Pharmaceuticals, Inc. (NPS Pharma or the Company) in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). The condensed consolidated financial statements are comprised of the financial statements of NPS Pharma and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three or six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014.

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

Subsequent Events

The Company has evaluated all events and transactions since June 30, 2014. The Company did not have any material recognized or non-recognized subsequent events.

(2) Income (Loss) Per Common Share

The following table sets forth the components of basic and diluted income per common share for the three months ended June 30, 2014 due to net income in the three month period (in thousands, except per share data):

Three Months
Ended
June 30, 2014
EPS Numerator — Basic:
Net income	$1,992
EPS Denominator — Basic:
Weighted-average number of shares of common
stock outstanding	106,807
EPS Numerator — Diluted:
Net income	$1,992
EPS Denominator — Diluted:
Weighted-average number of shares of common
stock outstanding	106,807
Effect of dilutive securities:
Stock options and awards	3,696
Dilutive potential common shares	3,696
Weighted-average common shares and dilutive
potential common shares	110,503
Basic net income per common share	$0.02
Diluted net income per common share	$0.02

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

Potential common shares of approximately 1.4 million and 6.5 million during the three and six months ended June 30, 2014, respectively and 6.3 million and 8.1 million during the three and six months ended June 30, 2013, respectively, that could potentially dilute basic income per share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares related to convertible debt were approximately 267,000 and 1.6 million during the three and six months ended June 30, 2014, respectively, and 3.0 million for the three and six months ended June 30, 2013, respectively. Additionally, potential dilutive common shares related to stock options, restricted stock and restricted stock units were 1.1 million and 4.8 million for the three and six months ended June 30, 2014, respectively, and 3.3 million and 5.1 million for the three and six months ended June 30, 2013, respectively.

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

Summary of Assets Recorded at Fair Value

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (only marketable investment securities) that are required to be measured at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$13,602	$-	$13,602
Corporate	-	88,615	-	88,615
Government agencies	-	14,458	-	14,458
Money market funds	37,903	-	-	37,903
Total assets at fair value	$37,903	$116,675	$-	$154,578

As of December 31, 2013:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$13,020	$-	$13,020
Corporate	-	91,887	-	91,887
Government agencies	-	27,131	-	27,131
Money market funds	23,043	-	-	23,043
Total assets at fair value	$23,043	$132,038	$-	$155,081

As of June 30, 2014 and December 31, 2013, the fair values of the Company's Level 2 securities were $116.7 million and $132.0 million, respectively. These securities are certificates of deposit, commercial paper, corporate or government agency debt issued by domestic companies or agencies with an original maturity of less than 18 months. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third-party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third-party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of June 30, 2014 or December 31, 2013.

As of June 30, 2014 and December 31, 2013, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or six months ended June 30, 2014 and 2013.

The carrying amounts reflected in the condensed consolidated balance sheets for certain short-term financial instruments including accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature, except that the estimated fair value and carrying value of a royalty liability to the Brigham and Women's Hospital related to sales of cinacalcet HCl using a discounted cash flow model is approximately $3.5 million and $4.6 million, respectively, at June 30, 2014 and $4.3 million and $5.6 million, respectively, at December 31, 2013.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes*	$-	$-	$92,338	$16,545
Sensipar Notes	40,550	40,616	54,097	54,395
rhPTH 1-84-Secured Debt	53,415	42,790	50,058	42,790
Regpara-Secured Debt	36,376	33,341	37,348	35,202
Total	$130,341	$116,747	$233,841	$148,932
* See Note 6

The fair values of the Company's convertible notes were estimated using the (i) terms of the convertible notes; (ii) rights, preferences, privileges, and restrictions of the underlying security; (iii) time until any restriction(s) are released; (iv) fundamental financial and other characteristics of the Company; (v) trading characteristics of the underlying security (exchange, volume, price, and volatility); and (vi) precedent sale transactions. The fair values of the Company's non-recourse Sensipar notes, recombinant human parathyroid hormone [1-84] ("rhPTH 1-84")-secured debt and Regpara-secured debt were estimated using a discounted cash flow model. Within the hierarchy of fair value measurements, these are Level 3 fair values.

(4) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by pharmaceutical companies and specialty pharmacies and collateral is generally not required from these companies. Substantially all of the Company's royalty revenues for the three and six months ended June 30, 2014 and 2013 were from three licensees and substantially all of the Company's accounts receivable balances at June 30, 2014 and December 31, 2013 were from three licensees. Substantially all of the Company's product sales revenues for the three and six months ended June 30, 2014 and 2013 and substantially all of the Company's trade accounts receivable balances at June 30, 2014 and December 31, 2013, were from six specialty pharmacies. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of June 30, 2014:
Debt securities:
Corporate	$102,216	$35	$(32)	$102,219
Government agency	13,946	10	-	13,956
Total marketable investment securites	$116,162	$45	$(32)	$116,175

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
	cost	gains	losses	value
As of December 31, 2013:
Debt securities:
Corporate	$103,175	$23	$(60)	$103,138
Government agency	26,110	22	-	26,132
Total marketable investment securites	$129,285	$45	$(60)	$129,270

Marketable investment securities available for sale in an unrealized loss position as of June 30, 2014 and December 31, 2013 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

As of June 30, 2014:
Available for Sale:
Debt securities:
Corporate	$62,672	$32	$-	$-	$62,672	$32
Government agency	-	-	-	-	-	-
	$62,672	$32	$-	$-	$62,672	$32

As of December 31, 2013:
Available for Sale:
Debt securities:
Corporate	$74,407	$56	$5,732	$4	$80,139	$60
Government agency	-	-	-	-	-	-
	$74,407	$56	$5,732	$4	$80,139	$60

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$113,606	$113,614	$103,280	$103,266
Due after one year through five years	2,556	2,561	26,005	26,004
Due after five years	-	-	-	-
Total debt securities	$116,162	$116,175	$129,285	$129,270

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the three and six months ended June 30, 2014 and 2013.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Proceeds from sales and maturities	$40,097	$18,650	$77,959	$46,657
Realized gains	-	2	7	2
Realized losses	-	-	-	-

(5) Inventory

Inventories are stated at the lower of cost or market. The Company began to capitalize inventory after the FDA approval of Gattex in December 2012. Inventory is as follows at June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$30,866	$29,330
Finished goods	1,814	705
Total inventory	$32,680	$30,035

(6) Long-term Debt

The following table reflects the carrying value of the Company's long-term debt under various financing arrangements as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Convertible notes	$-	$16,545
Non-recourse debt	116,747	132,387
Total debt	116,747	148,932
Less current portion	9,270	25,297
Total long-term debt	$107,477	$123,635

(a) Convertible Notes

On April 8, 2014, the holders of the 5.75% Convertible Notes ("5.75% Convertible Notes") converted the remaining outstanding notes at a conversion price of $5.44 per share. The Company issued 3.0 million shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

(b) Non-recourse Debt

Sensipar- and Mimpara-Secured Non-recourse Debt

As of June 30, 2014 and December 31, 2013, the outstanding principal balances on Sensipar- and Mimpara-secured non-recourse debt were $40.6 million and $54.4 million, respectively. The Sensipar- and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by Sensipar and Mimpara (cinacalcet HCl) royalties. The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company (the "Sensipar Notes"). The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable 45 days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9% per annum discount on the balance of the advance, Amgen will resume paying NPS Pharma all royalties earned through December 31, 2018. As of June 30, 2014 and December 31, 2013, the Company classified $7.1 million and $6.7 million, respectively, of the Sensipar Notes as current based on royalty payments accrued as of June 30, 2014 and December 31, 2013. Accrued interest on the Sensipar Notes was approximately $442,000 and $592,000 as of June 30, 2014 and December 31, 2013, respectively. The Company incurred debt issuance costs of $96,000, in September 2011, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

rhPTH 1-84-Secured Non-recourse Debt

As of June 30, 2014 and December 31, 2013, the outstanding principal balances on rhPTH 1-84-secured debt were $42.8 million, respectively. In July 2007, the Company entered into an agreement (the "2007 DRI Agreement") with DRI Capital ("DRI"), formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of recombinant human parathyroid hormone 1-84 [rDNA origin] ("PTH") under its license agreement with Takeda (the "Takeda License Agreement"). Under the 2007 DRI Agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the 2007 DRI Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's 2007 DRI Agreement, the Company granted DRI a security interest in its Takeda License Agreement for Preotact and certain of its patents and other intellectual property underlying the Takeda License Agreement. In the event of a default by NPS Pharma under the 2007 DRI Agreement, DRI would be entitled to enforce its security interest against the property described above.

In December 2013, the Company entered into an amendment and restatement (the "Amendment and Restatement") to the 2007 DRI Agreement. Pursuant to the March 18, 2013 Termination and Transition Agreement between NPS Pharma and Takeda (the "Termination and Transition Agreement"), the Takeda License Agreement was terminated and NPS Pharma re-acquired exclusive rights worldwide, excluding Israel, to develop and commercialize rhPTH 1-84. Preotact is the brand name that Takeda had used to market rhPTH 1-84 for the treatment of osteoporosis in certain of its licensed territories. NPS Pharma is developing rhPTH 1-84 in the U.S. under the trade name Natpara® for the treatment of hypoparathyroidism. NPS Pharma filed a Biologic License Application ("BLA") for Natpara with the U.S. Food and Drug Administration (the "FDA") in October 2013.

Pursuant to the Amendment and Restatement, (i) DRI has consented to the commercialization of rhPTH 1-84 by the Company, (ii) the terms of the 2007 DRI Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement.

The Company will be required to pay royalties in the mid-single digits to DRI based upon sales of rhPTH 1-84 by the Company and its licensees (if any) worldwide, excluding Israel. The Company has agreed to undertake certain efforts to commercialize rhPTH 1-84. If the Company does not submit a Marketing Authorization Application to the European Medicines Agency for rhPTH 1-84 in the European Union by an agreed upon date, DRI will have the right to revoke the consent granted in the Amendment and Restatement, reinstate the 2007 DRI Agreement, and either cause the Company to enter into a new license agreement with a third party with respect to rhPTH 1-84 on terms that are substantially similar and no more extensive (when taken as a whole) than the terms contained in the terminated Takeda License Agreement, or negotiate such an agreement on NPS Pharma's behalf.

The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by the Company with claims covering rhPTH 1-84 in such country or (ii) the expiration of any period of regulatory exclusivity applicable to rhPTH 1-84 in such country. The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and the Company total $125.0 million. As of June 30, 2014, $45.5 million in royalties had been paid to DRI.

DRI continues to maintain a security interest in NPS Pharma patents that contain claims covering rhPTH 1-84 and certain other NPS Pharma intellectual property related to rhPTH 1-84. In the event of a default by NPS Pharma under the Amendment and Restatement, DRI would be entitled to enforce its security interest against NPS Pharma and such intellectual property.

The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life. Accrued interest under the Amendment and Restatement was $3.1 million and $0 as of June 30, 2014 and December 31, 2013, respectively and is included as a component of other liabilities. The repayment of the remaining $42.8 million principal is secured solely by future royalty payments arising from sales of rhPTH 1-84 by the Company. The rhPTH 1-84-secured debt is non-recourse to the Company.

REGPARA-Secured Non-recourse Debt

As of June 30, 2014 and December 31, 2013, the outstanding principal balances on REGPARA-secured debt were $33.3 million and $35.2 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI (the "2010 DRI Agreement"), in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the 2010 DRI Agreement, DRI paid the Company an upfront purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the 2010 DRI Agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the 2010 DRI Agreement, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS Pharma under the 2010 DRI Agreement, DRI would be entitled to enforce its security interest against NPS Pharma and the property described above. The Company classified the initial upfront purchase price as debt which is being amortized using the effective interest method over the estimated life of approximately 11 years. As of June 30, 2014 and December 31, 2013, the Company classified $2.2 million and $0, respectively, of the REGPARA-secured debt as current based on royalty payments accrued as of June 30, 2014 and December 31, 2013. Accrued interest under the 2010 DRI Agreement was $1.1 million as of June 30, 2014 and December 31, 2013, respectively. Through June 30, 2014, $31.9 million has been paid to DRI. The repayment of the remaining $33.3 million principal as of June 30, 2014, is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the 2010 DRI Agreement, including issuance costs, is approximately 16.0%. The REGPARA-secured debt is non-recourse to the Company.

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

The Company accounts for penalties or interest related to uncertain tax positions as part of its provision for income taxes.  Due to the Company's net operating loss carryforwards, any adjustment related to a liability would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for penalties or interest for the U.S. (both federal and state) as of June 30, 2014 and December 31, 2013. Assuming the continued existence of a full valuation allowance on the Company's net deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

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

(9) Stock Options

The Company recognized $3.5 million and $7.6 million of compensation expense during the three and six months ended June 30, 2014, respectively, and $2.1 million and $5.1 million during the three and six months ended June 30, 2013, respectively, related to all stock based compensation. As of June 30, 2014, there was $34.5 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.90 years.

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options is subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of June 30, 2014, the performance criteria of 884,590 of these options had been satisfied and have met the corresponding vesting criteria. The Company recognized $0 and $192,000 of compensation expense during the three and six months ended June 30, 2014, respectively, and $83,000 and $244,000 of compensation expense during the three and six months ended June 30, 2013, respectively, related to these options. The final performance criteria was not met and therefore the remaining 246,110 options have been forfeited.

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	As of June 30, 2014
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	6,656	$8.03
Options granted	1,031	33.91
Options exercised	727	8.37
Options forfeited/expired	364	8.38
Options outstanding at June 30, 2014	6,596	12.02	7.55	$141,971

Vested and expected to vest	6,211	11.55	7.46	$136,305

Options exercisable at June 30, 2014	3,179	$6.47	6.29	$84,503

(10) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position, results of operations or disclosures upon adoption.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis is provided to further the reader's understanding of our condensed consolidated financial statements, financial condition and results of operations in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in our filings with the SEC, including our 2013 Annual Report on Form 10-K.

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
•

our ability to successfully complete clinical trials, make timely regulatory submissions, and receive required regulatory approvals and the length, time and cost of obtaining such regulatory approvals and commercializing products;

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

Overview

We are a global biopharmaceutical company pioneering and delivering first-in- or best-in disease therapies that transform the lives of patients with rare diseases. Our vision is creating a world where every person living with a rare disease has a treatment option. Our current therapeutic areas of focus are rare gastrointestinal and endocrine disorders. These include Short Bowel Syndrome, a potentially fatal gastrointestinal disorder in which patients may have to rely on parenteral support for their survival; Hypoparathyroidism, a complex endocrine disorder in which the parathyroid glands are either absent or damaged and the body produces insufficient or no parathyroid hormone; and Autosomal Dominant Hypocalcemia (ADH), an ultra-rare genetic disorder of calcium homeostasis caused by mutations of the calcium-sensing receptor gene.

Our marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration (the "FDA") in December 2012 for the treatment of adult patients with Short Bowel Syndrome ("SBS") who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the European Union ("EU"), teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We are preparing to launch Revestive in certain EU markets later this year. We are also implementing our regulatory strategy for Japan, which includes filing for orphan drug status. In addition, a global development program in pediatric SBS is advancing and we expect reporting top-line results from this study in late 2014 or early 2015.

Our second product, Natpara® (rhPTH[1-84]) for injection, has been developed for hypoparathyroidism, a rare multidimensional disorder characterized by deficient or absent parathyroid hormone ("PTH"). Our Biologic License Application is currently undergoing FDA review and we are preparing for an FDA Advisory Committee meeting on September 12, 2014. The Prescription Drug User Fee Act goal date for a decision by the FDA is October 24, 2014. We expect to file our Marketing Authorization Application for Natpar®, which is the European brand name for Natpara, in hypoparathyroidism to the European Medicines Agency in 2014.

We are also developing NPSP795 for ADH and we recently launched a Phase 2a proof-of-concept study. ADH is caused by mutations of the calcium-sensing receptor (CaSR) gene that increase the sensitivity of the receptor to serum calcium. NPSP795 is a selective calcium receptor antagonist (termed calcilytic), which binds to the CaSR and decreases its sensitivity to serum calcium. NPSP795's mechanism of action is believed to restore the normal physiological action of the CaSR and address the underlying molecular defect in ADH to return normal calcium homeostasis. The company expects to report preliminary top-line data from its Phase 2a study in late 2014 or early 2015.

Our strategy also includes pursuing in-licensing opportunities that align with our focus on first-in-rare disease or best-in-rare disease therapeutics.

While SBS, Hypoparathyroidsim, and ADH are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications involved with and the chronic nature of these diseases.

We have incurred cumulative losses from inception through June 30, 2014 of approximately $1.0 billion. We may continue to record losses as we incur sales and marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara, and our expansion into the international market.

As a result of the marketing approval for Gattex, we no longer expense manufacturing costs relating to this product as research and development expenses. We capitalize these costs as inventory as they are incurred. There are currently no cost of sales associated with the sale of Gattex as we are selling the inventory that we produced in advance of the FDA's approval of the New Drug Application ("NDA") for Gattex. This will result in current gross margins to be higher than those we will achieve once we begin selling Gattex manufactured after the date of FDA approval of Gattex. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of sales for Revestive, which did not have any inventory expensed prior to approval. We also expect to record increased sales and incur additional marketing costs related to the commercialization of Gattex and Revestive, pre-launch costs for Natpara, and our expansion into the international market.

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following table summarizes selected operating statement data for the three months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Product sales, net	$21,955	$4,801
Royalties	34,172	31,704
Total revenues	$56,127	$36,505

Cost of sales	$2,737	$473
% of product sales, net	12%	10%

Operating expenses:
Research and development	$21,151	$30,888
% of total revenues	38%	85%
Selling, general and administrative	$26,449	$14,465
% of total revenues	47%	40%

Revenues.  Total revenues for the three months ended June 30, 2014 were comprised of product sales of Gattex, which was launched in the U.S. in February 2013, Revestive, which was distributed under a named-patient program, and royalties from our licensees and collaborators. Royalty revenues fluctuate from quarter to quarter. Our revenues were $56.1 million for the quarter ended June 30, 2014 compared to $36.5 million for the quarter ended June 30, 2013. We recognized royalty revenue under our research and license agreements and product sales during the three months ended June 30, 2014 and 2013, respectively, as follows (amounts in thousands):

	Three Months Ended
	June 30,
	2014	2013
Product sales, net	$21,955	$4,801

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	31,549	28,893
Regpara (cinacalcet HCl)	1,932	2,055
Nucynta (tapentadol)	691	756
Total royalties	34,172	31,704

Total revenues	$56,127	$36,505

Product Sales, net. During the three months ended June 30, 2014 and 2013, we recognized net product sales of $22.0 million and $4.8 million, respectively, for Gattex and Revestive. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Also, pursuant to the Termination and Transition Agreement with Takeda, we received back the rights to market Revestive in certain territories outside of the U.S. Revestive was approved in the EU in 2012 and we plan to begin launching the product in certain EU countries in the latter part of 2014. Product sales for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014. We expect that product sales of Gattex and Revestive will vary from period to period given the size of the patient population.

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

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of March 31, 2014	$1,021	$185	$137	$1,343
Provision related to current period sales	901	100	483	1,484
Credits/payments	(777)	(144)	(494)	(1,415)
Balance as of June 30, 2014	$1,145	$141	$126	$1,412

Royalties. The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the three months ended June 30, 2014 was primarily due to increased unit demand, which was partially offset by a non-recurring favorable adjustment which was recorded in the three months ended June 30, 2013. We amended our agreement with Amgen and Amgen began withholding the royalties on sales of Sensipar and Mimpara up to $8.0 million per quarter and credit them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the three months ended June 30, 2014 and 2013, we recognized royalty revenue of $1.9 million and $2.1 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The decrease was primarily due to decreased demand during the quarter. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

During the three months ended June 30, 2014 and 2013, we recognized royalty revenue of $691,000 and $756,000, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The decrease in royalty revenue earned from Nucynta for the three months ended June 30, 2014 was primarily due to higher deductions from gross sales, which were partially offset by increased demand.

Cost of Sales.  Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of sales when revenue is recognized from the sale of those supplies of Gattex. Cost of sales for the three months ended June 30, 2014 and 2013 were $2.7 million and $473,000, respectively, and consisted primarily of royalty costs related to Gattex commercial supplies. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

Research and Development. Our research and development expenses are categorized into three areas: clinical development costs, product development costs and other research and development costs.

Clinical development costs were $5.6 million and $5.2 million for the three months ended June 30, 2014 and 2013, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex, Natpara and NPSP795 as well as costs associated with regulatory functions.

Product development costs were $5.5 million and $19.1 million for the three months ended June 30, 2014 and 2013, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Other research and development costs were $10.1 million and $6.6 million for the three months ended June 30, 2014 and 2013, respectively. Other research and development costs consist primarily of personnel, personnel-related costs and overhead costs that relate to clinical and product development activities.

For the three months ended June 30, 2014, our research and development expenses decreased to $21.2 million from $30.9 million for the three months ended June 30, 2013. The decrease in research and development for the three months ended June 30, 2014 is primarily due to a $14.0 million decrease in costs related to the production of pre-approval Natpara inventory. This decrease was partially offset by a $3.5 million increase in personnel and personnel-related costs.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $26.4 million for the three months ended June 30, 2014 from $14.5 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses primarily relates to an increase in personnel and external costs related to launch activities for Gattex, Revestive and pre-launch activities for Natpara. As we continue our international expansion and continue our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $103,000 for the three months ended June 30, 2014 from $58,000 from the comparative period in 2013.

Interest Expense. Our interest expense for the three months ended June 30, 2014 increased to $3.6 million compared to $3.0 million for the three months ended June 30, 2013. Our long-term sales forecast for Natpara and royalty forecast for REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense increased due primarily to a higher effective interest rate due to an increase in the forecast of Natpara sales related to the non-recourse debt ($1.6 million). This increase was partially offset by decreases in interest expense for (i) the lower principal balance on our Sensipar Notes ($583,000), (ii) lower interest expense due to the conversion of our remaining outstanding convertible notes during the quarter ($224,000) and (iii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($166,000).

Income Taxes. Income taxes for the three months ended June 30, 2014 increased to $263,000 compared to $4,000 for the three months ended June 30, 2013. The increase in income tax expense relates to certain state and foreign income taxes.

Six Months Ended June 30, 2014 and 2013

The following table summarizes selected operating statement data for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended
	June 30,
	2014	2013
Revenues:
Product sales, net	$39,826 ``	$5,455
Royalties	60,341	56,484
Total revenues	$100,167	$61,939

Cost of sales	$4,614	$538
% of product sales, net	12%	10%

Operating expenses:
Research and development	$41,708	$46,583
% of total revenues	42%	75%
Selling, general and administrative	$51,003	$28,670
% of total revenues	51%	46%

Revenues.  Our revenues were $100.2 million for the six months ended June 30, 2014 compared to $61.9 million for the six months ended June 30, 2013. We recognized royalty revenue under our research and license agreements and product sales during the six months ended June 30, 2014 and 2013, respectively, as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2014	2013
Product sales, net	$39,826	$5,455

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	54,737	51,100
Regpara (cinacalcet HCl)	4,282	3,873
Nucynta (tapentadol)	1,322	1,511
Total royalties	60,341	56,484

Total revenues	$100,167	$61,939

Product Sales, net. During the six months ended June 30, 2014 and 2013, we recognized net product sales revenue of $39.8 million and $5.5 million, respectively, for Gattex and Revestive. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Also, pursuant to the Termination and Transition Agreement with Takeda, we received back the rights to market Revestive in certain territories outside of the U.S. Revestive was approved in the EU in 2012 and we plan to launch in certain countries in the EU in the second half of 2014. Product sales for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2014. We expect that product sales of Gattex and Revestive will vary from period to period given the size of the patient population.

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

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2013	$1,113	$147	$241	$1,501
Provision related to current period sales	1,632	217	966	2,815
Credits/payments	(1,600)	(223)	(1,081)	(2,904)
Balance as of June 30, 2014	$1,145	$141	$126	$1,412

Royalties. The increase in royalty revenue earned from Amgen's sales of Sensipar and Mimpara (cinacalcet HCl) for the six months ended June 30, 2014 was primarily due to increased unit demand, which was partially offset by a non-recurring favorable adjustment which was recorded in the six months ended June 30, 2013. We amended our agreement with Amgen and Amgen began withholding the royalties on sales of Sensipar and Mimpara up to $8.0 million per quarter and credit them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

During the six months ended June 30, 2014 and 2013, we recognized royalty revenue of $4.3 million and $3.9 million, respectively, from Kyowa Hakko Kirin for sales of REGPARA. The increase was primarily due to increased demand which was partially offset by fluctuations in foreign currencies. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009 and we therefore do not receive any such royalty payments until the REGPARA-secured debt is repaid.

During the six months ended June 30, 2014 and 2013, we recognized royalty revenue of $1.3 million and $1.5 million, respectively, from Janssen Pharmaceuticals, Inc. for sales of Nucynta. The decrease in royalty revenue earned from Nucynta for the six months ended June 30, 2014 was primarily due to higher deductions from gross sales.

Cost of Sales.  Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex subsequent to receipt of marketing approval from the FDA. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of sales when revenue is recognized from the sale of those supplies of Gattex. Cost of sales for the six months ended June 30, 2014 and 2013 were $4.6 million and $538,000, respectively, and consisted primarily of royalty costs related to Gattex commercial supplies. Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of the FDA's approval of the NDA for Gattex.

Research and Development. Our research and development expenses are categorized into three areas: clinical development costs, product development costs and other research and development costs.

Clinical development costs were $10.7 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex, Natpara and NPSP795 as well as costs associated with regulatory functions.

Product development costs were $11.0 million and $26.9 million for the six months ended June 30, 2014 and 2013, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Other research and development costs were $20.0 million and $13.9 million for the six months ended June 30, 2014 and 2013, respectively. Other research and development costs consist primarily of personnel, personnel-related costs and overhead costs that relate to clinical and product development activities.

For the six months ended June 30, 2014, our research and development expenses decreased to $41.7 million from $46.6 million for the six months ended June 30, 2013. The decrease in research and development for the six months ended June 30, 2014 is primarily due to a $16.5 million decrease in the costs related to the production of pre-approval Natpara inventory. This decrease was partially offset by an increase of $6.1 million in personnel and personnel-related costs and a $4.9 million increase in clinical and regulatory costs for Gattex/Revestive and Natpara/Natpar.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $51.0 million for the six months ended June 30, 2014 from $28.7 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses primarily relate to an increase in personnel and external costs related to launch activities for Gattex, Revestive and pre-launch activities for Natpara. As we continue our international expansion and continue our pre-launch Natpara plan, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $224,000 for the six months ended June 30, 2014 from $113,000 from the comparative period in 2013.

Interest Expense.  Our interest expense for the six months ended June 30, 2014 increased to $7.7 million compared to $6.4 million for the six months ended June 30, 2013. Our long-term sales forecast for Natpara and royalty forecast for REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense increased due primarily to a higher effective interest rate due to an increase in the forecast of Natpara sales related to the non-recourse debt ($3.1 million). This increase was partially offset by decreases in interest expense for (i) the lower principal balance on our Sensipar Notes ($1.2 million), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($486,000) and (iii) lower interest expense due to the conversion of our remaining outstanding convertible notes during the six months ended June 30, 2014 ($224,000).

Income Taxes. Income taxes for the six months ended June 30, 2014 increased to $274,000 compared to $4,000 for the six months ended June 30, 2013. The increase in income tax expense relates to certain state and foreign income taxes.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in thousands):

	June 30,	December 31,
	2014	2013
Cash, cash equivalents, and marketable investment securities	$169,482	$180,474
Total current assets	253,795	258,752
Current debt	9,270	8,752
Non-current debt	107,477	123,635
Stockholders' equity	$129,005	$104,890

Historically, we have not been a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to generate sufficient cash flows from operations or obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. Our actual needs will depend on numerous factors, including, without limitation, the progress and scope of our internally funded commercialization and development activities related to the launch of Gattex and the launch of Revestive and the pre-launch of Natpara; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing commercial and clinical supplies of our products and product candidates generally, and on a timely basis sufficient to meet the needs of our commercial activities and clinical trials; our ability to successfully execute our strategic plans, including international expansion; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our commercial activities may not be successful for many reasons, including, without limitation, our inability to effectively market and distribute our products in the United States and other territories; our patients' ability to obtain sufficient coverage or reimbursement by third-party payors for our products at the prices we set, if at all; the risk that safety concerns may develop with respect to our products; the risk that our manufacturers may not be able to supply sufficient quantities of our products to support our commercialization activities or that other manufacturing problems may occur; and the risk that our products may face competition from new products or technologies that may be developed. Our clinical trials may be modified, disrupted or terminated and our commercial activities and clinical filings could be delayed for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, our regulatory filings or commercial launches, or that other manufacturing problems may occur. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Natpara and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We may need to raise additional funds to support our long-term research, product development, business development activities, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, debt or equity financing, and monetizing of potential revenue streams. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of our efforts to commercialize Gattex/Revestive or Natpara, if it receives regulatory approval, delay, reduce the scope of, or eliminate one or more of our research and development programs, including NPSP795, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments. We have financed operations since inception primarily through payments received under collaborative research and license agreements; the private and public issuance and sale of equity securities; the issuance and sale of non-recourse debt, convertible debt and lease financing; and sales of Gattex/Revestive. Through June 30, 2014, we have recognized $939.5 million of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments; $891.7 million from the sale of equity securities for cash; $738.6 million from the sale of non-recourse debt and convertible debt for cash; and $71.6 million from sales of Gattex since its launch in February 2013.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $169.5 million at June 30, 2014. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

On April 8, 2014, the holders of the 5.75% Convertible Notes converted the remaining outstanding notes at a conversion price of $5.44 per share. We issued 3,041,451 shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

The following table summarizes our cash flow activity for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash used in operating activities	$(12,749)	$(18,162)
Net cash provided by (used in) investing activities	$10,304	$(28,595)
Net cash provided by financing activities	$4,739	$99,465

Net cash used in operating activities was $12.7 million and $18.2 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in net cash used in 2014 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used was also related to the cash received from the sales of Gattex during the six months ended June 30, 2014. The above decreases in net cash used in 2014 were partially offset by increased spending related to the pre-launch activities for Natpara and costs associated with the launch of Revestive in the six months ended June 30, 2014.

Net cash provided by investing activities was $10.3 million during the six months ended June 30, 2014 compared to net cash used in investing activities of $28.6 million during the six months ended June 30, 2013. The net cash provided by investing activities during the six months ended June 30, 2014 was primarily the result of using proceeds from the sale and maturity of marketable investment securities to fund operations. The net cash used in investing activities during the six months ended June 30, 2013 was primarily the result of investing excess cash that was not currently required to fund operations. Capital expenditures for the six months ended June 30, 2014 and 2013 were $1.1 million and $364,000, respectively.

Net cash provided by financing activities was $4.7 million and $99.5 million for the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities during the six months ended June 30, 2014 primarily consisted of approximately $6.6 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. This provision of net cash from financing activities was partially offset by using $2.0 million to pay taxes that were due from the withholding of shares upon the vesting of certain restricted stock units. Cash provided by financing activities during the six months ended June 30, 2013 primarily consisted of the $93.5 million received from the public sale of 6.9 million common shares in May 2013 and approximately $6.0 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our 9% non-recourse Sensipar Notes have a fixed interest rate. As of June 30, 2014, our Sensipar Notes had $40.6 million in aggregate principal amount outstanding. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk.  We have significant clinical and commercial-scale manufacturing agreements as well as foreign subsidiaries which are denominated in other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and other foreign currencies, or by weak economic conditions in other countries. When the U.S. dollar strengthens against the foreign currencies, the cost of expenses outside the U.S. decreases. When the U.S. dollar weakens against other foreign currencies, the cost of expenses in other countries increases. The monetary assets and liabilities in our foreign subsidiaries which are impacted by the foreign currency fluctuations are cash, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and other foreign currencies from the June 30, 2014 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiary to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

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

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2014, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of the Quarterly report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to accomplish their intended purpose.

Change in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material litigation matters as of June 30, 2014.

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

NPS PHARMACEUTICALS, INC.

Date: August 6, 2014	By:	/s/ Francois Nader
Francois Nader, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Luke M. Beshar
Luke M. Beshar, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32*	Section 1350 Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
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