Form 10-K
period 2014-12-31
NPS PHARMACEUTICALS INC
filed 2015-02-18
CIK 890465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $3,543,284,815 as of June 30, 2014, based upon the closing price for the shares of common stock reported on The NASDAQ Global Market on such date.

As of February 11, 2015, there were 108,581,155 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part II - "Securities Authorized For Issuance Under Equity Compensation Plans" and Part III of this Form 10-K, or, in the event the Registrant does not prepare and file such Proxy Statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. (With the exception of those portions which are specifically incorporated by reference in this report, any such Proxy Statement is not deemed to be filed or incorporated by reference as part of this report).

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

ITEM 1. Business

Merger Agreement

On January 11, 2015, we entered into an Agreement and Plan of Merger (Merger Agreement) with Shire Pharmaceutical Holdings Ireland Limited (Parent), a company incorporated in Ireland and a wholly owned subsidiary of Shire plc (Shire), a company incorporated in Jersey; Knight Newco 2, Inc. (Purchaser), a Delaware corporation and wholly owned subsidiary of Parent; and, solely for purposes of Section 12.14 of the Merger Agreement, Shire. Pursuant to the Merger Agreement, Purchaser has commenced a cash tender offer for all of the outstanding shares of the Company's common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as a wholly owned subsidiary of Parent.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.  Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.  The Company has agreed not to solicit alternative acquisition proposals.  However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that the Board reasonably believes is or could reasonably be expected to lead to a superior proposal.  Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both Parent and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay Parent a termination fee of $155,939,696.

Shire has secured an $850 million fully underwritten short-term bank facility, which in addition to Shire's cash and cash equivalents and its existing $2.1 billion five-year revolving credit facility, is available to finance the transaction and pay related fees and expenses.

Additional information about the merger is set forth in our filings with the U.S. Securities and Exchange Commission (SEC).

Overview

We are a global biopharmaceutical company pioneering and delivering first-in- or best-in disease therapies that transform the lives of patients with rare diseases. Our vision is a world where every person living with a rare disease has a treatment option. We incorporated in Utah in 1986 and reincorporated in Delaware in 1992. Our current therapeutic areas of focus are rare gastrointestinal and endocrine disorders. These include Short Bowel Syndrome, a potentially fatal gastrointestinal disorder in which patients may have to rely on parenteral support for their survival; Hypoparathyroidism, a complex endocrine disorder in which the parathyroid glands are either absent or damaged and the body produces insufficient or no parathyroid hormone; and Autosomal Dominant Hypocalcemia (ADH), an ultra-rare genetic disorder of calcium homeostasis caused by mutations of the calcium-sensing receptor gene.

Our first marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration ("FDA") in December 2012 for the treatment of adult patients with Short Bowel Syndrome ("SBS") who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the European Union ("EU"), teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We launched Revestive in Germany and Sweden in 2014 and plan to launch in other EU countries in 2015. We also have orphan drug designation in Japan and a small local study in Japanese SBS patients is underway. In addition, a global development program in pediatric SBS is advancing and we are currently evaluating the results from the first study.

Our second product, Natpara® (parathyroid hormone) for Injection was approved in January 2015 as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism, a rare endocrine disorder characterized by insufficient levels of parathyroid hormone or PTH. Natpara, a bioengineered replica of human PTH, is expected to be available in the second quarter of 2015.

Because of the potential risk of osteosarcoma, Natpara is recommended only for patients who cannot be well-controlled on calcium supplements and active forms of vitamin D alone. Natpara was not studied in patients with hypoparathyroidism caused by calcium-sensing receptor mutations or in patients with acute post-surgical hypoparathyroidism.

In the EU, the European Medicines Agency is currently reviewing our Marketing Authorization Application for Natpar® which is the European brand name for Natpara, in hypoparathyroidism.

We have collaborations or royalty agreements with a number of pharmaceutical companies. In 2014, we recorded $122.9 million of royalty revenue that was driven by (i) Amgen's sales of Sensipar® and Mimpara® (cinacalcet HCl), (ii) Kyowa Hakko Kirin's sales of REGPARA® (cinacalcet HCl) in Japan, and (iii) Janssen's sales of Nucynta® (tapentadol) in the U.S. As described further herein, we have partially monetized our royalty rights related to Sensipar and Mimpara under our agreement with Amgen through the issuance of non-recourse debt and we have sold certain of our rights to receive royalty payments arising from sales of REGPARA under our agreement with Kyowa Hakko Kirin.

We consider our operations to be a single reportable segment. Financial results of this reportable segment are presented in our audited consolidated financial statements.

Significant Developments
  In January 2015, we entered into a merger agreement with Shire pursuant to which Shire will acquire all of our outstanding shares for $46 per share.
  In January 2015, the FDA approved our BLA for Natpara.

Product and Development Programs and Royalty-Based Agreements

The table below includes our proprietary product and development programs:

Product	Indication	Status	Market

Gattex® (teduglutide) for injection	Adult SBS	Commercial	U.S.

Revestive (teduglutide)	Adult SBS	Commercial	EU

Gattex/Revestive (teduglutide)	SBS (Registry)	Phase 4	Worldwide ex-Israel

Gattex/Revestive (teduglutide)	Pediatric SBS	Registration study	Worldwide ex-Israel

Natpara® (recombinant human parathyroid hormone 1-84)	Hypoparathyroidism	Commercial	U.S.

Natpar®	Hypoparathyroidism	MAA Accepted	Ex-U.S.

NPSP795	ADH	Phase 2	Worldwide

The table below includes certain of our royalty-based agreements:

Product	Indication	Status	Market	Rights
Sensipar®/Mimpara® (cinacalcet HCl)[1]	Primary and Secondary hyperparathyroidism	Commercial	Worldwide Ex-Asia	Amgen

Sensipar® (cinacalcet HCl)[1]	Hypercalcemia in parathyroid cancer	Commercial	Worldwide Ex-Asia	Amgen

REGPARA® (cinacalcet HCl)[2]	Secondary hyperparathyroidism	Commercial	Asia	Kyowa Hakko Kirin

NUCYNTA® (tapentadol) and	Moderate to severe acute pain	Commercial	U.S.	Janssen
Nucynta ER	Moderate to severe chronic pain
Neuropathic pain associated with diabetic peripheral neuropathy in adults

Ronacaleret (calcilytic compound)	Stem cell mobilization	Phase 2	Worldwide	GlaxoSmith Kline

[1]	We currently receive cash payments for royalties earned in excess of $8.0 million per quarter related to Amgen's sales of Sensipar and Mimpara. The $8.0 million per quarter services non-recourse debt.
[2]	We currently do not receive cash payments related to our REGPARA royalties as we have sold certain of our rights to receive these payments to service our non- recourse debt.

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

We launched Gattex in the U.S. in February 2013 and in certain ex-U.S. countries in late 2014. In December 2012, the FDA approved Gattex for the treatment of adult patients with SBS who are dependent on parenteral support. In August 2012, the European Commission approved Revestive® for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery.

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

Our clinical development program for Gattex/Revestive is the largest and most comprehensive conducted in adult SBS patients to date, consisting of 15 clinical studies. Across all clinical studies, 566 subjects were exposed to at least one dose of Gattex, of whom 134 had SBS and were treated with 0.05 mg/kg/day Gattex/Revestive. The U.S. and EU approvals of Gattex/Revestive were based on an international, 24-week, double-blind, placebo-controlled, pivotal Phase 3 trial, known as STEPS. The primary endpoint of STEPS was defined as a 20 percent or greater reduction in parenteral support volume demonstrated at week 20 and sustained at week 24. The study's other endpoints included reductions in parenteral support volume and additional days off therapy. Key findings from the STEPS trial include:

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

Ninety-seven percent (76/78) of subjects who completed STEPS elected to enroll in STEPS 2 (37 received Gattex; 39 received Placebo). An additional 12 subjects entered STEPS 2, who had been optimized and stabilized but not randomized in STEPS because of closed enrollment.

30 months exposure

Thirty Gattex subjects completed a total duration of 30 months (STEPS followed by STEPS 2 treatment). Of these, 28 subjects (93%) achieved a 20% or greater reduction of parenteral support. Of responders in STEPS who had completed 2 additional years of continuous treatment with Gattex, 96% (21/22) sustained their response to Gattex. The mean reduction in PN/I.V. (n=30) was 7.55 L/week (a 65.6% reduction from baseline). Ten subjects were weaned off their PN/I.V. support while on Gattex treatment for 30 months. Subjects were maintained on Gattex even if no longer requiring PN/I.V. support. These 10 subjects had required PN/I.V. support for 1.2 to 15.5 years, and prior to Gattex had required between 3.5 L/week and 13.4 L/week of PN/I.V. support. At the end of study, 21 (70%), 18 (60%) and 18 (60%) of the 30 completers achieved a reduction of 1, 2, or 3 days per week in PN/I.V. support, respectively.

24 month exposure

Of the 39 placebo subjects from STEPS entering STEPS 2, 29 completed 24 months of treatment with Gattex. The mean reduction in PN/I.V. was 3.11 L/week (an additional 28.3% reduction) from the start of STEPS 2. Sixteen (55.2%) of the 29 completers achieved a 20% or greater reduction of parenteral support. At the end of study, 14 (48.3%), 7 (24.1%) and 5 (17.2%) achieved a reduction of 1, 2, or 3 days per week in PN/I.V. support, respectively. Two subjects were weaned off their PN/I.V. support while on Gattex. Of the 12 subjects entering STEPS 2 directly, 6 completed 24 months of treatment with Gattex. Similar effects were seen. One of the six subjects was weaned off their PN/I.V. support while on Gattex.

The most common adverse reactions (≥10 percent) across all studies with Gattex/Revestive include stomach area (abdomen) pain or swelling, skin reaction where the injection was given, nausea, headache, cold or flu like symptoms, vomiting, and holding too much fluid in the body (swelling of face, ankles, hands or feet). In addition, vomiting and fluid overload were reported in the Phase 3 SBS studies at rates ≥ 10 percent. Gattex may cause serious side effects, including: making abnormal cells grow faster, polyps in the colon (large intestine), blockage of the bowel (intestines), welling (inflammation) or blockage of the gallbladder or pancreas, and fluid overload.

The FDA and European Commission have granted orphan drug status for Gattex and Revestive, respectively for the treatment of SBS.

Gattex/Revestive for pediatric SBS

We are also evaluating the safety and efficacy of Gattex/Revestive in pediatric SBS. We recently completed an open-label 4-cohort study that enrolled 42 pediatric SBS patients between the ages of 1 and 17. Non-randomized patients received Gattex/Revestive in 3 active cohorts. We also enrolled additional patients into an observational fourth cohort who received standard of care. The three doses of Gattex/Revestive were investigated for 12 weeks. The patients were screened prior to the start of treatment to establish baseline characteristics including safety, eligibility and nutritional support. The primary outcome is safety, based on the number of reported adverse events after 12 weeks of teduglutide. In addition we will look at the pharmacodynamics based on the changes in parenteral and enteral support requirements after 12 weeks of treatment. We are currently analyzing the data from the study.

Pediatric SBS is a complex and highly morbid condition with significant mortality rates. Patients suffer from repeated episodes of sepsis, dehydration, and metabolic derangements. Pediatric SBS is also associated with diarrhea or stomal output that can be traumatizing and socially debilitating. Researchers from the University of Michigan reported in a publication that in the U.S., over a five-year period the mean cost of care for a child with SBS is $1.6 million and over that same period pediatric SBS patients spend an average of 146 days in the hospital (Spencer et al. 2008). In December 2013, we initiated a global registration study of Gattex/Revestive in pediatric patients with SBS who are dependent on parenteral support.

Natpara® (parathyroid hormone) for Injection

Natpara is our bioengineered replica of human parathyroid hormone that is approved as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism, a rare endocrine disorder in which the body produces insufficient levels of PTH, a principal regulator of the body's mineral homeostasis.

Natpara is recommended only for patients who cannot be well-controlled on calcium supplements and active forms of vitamin D alone. Natpara was not studied in patients with hypoparathyroidism caused by calcium-sensing receptor mutations or in patients with acute post-surgical hypoparathyroidism.

Hypoparathyroidism is a rare endocrine disorder in which the parathyroid glands fail to produce sufficient amounts of parathyroid hormone (PTH) or where the hormone lacks biologic activity. PTH plays a central role in a variety of critical physiological functions in the body. Insufficient levels of PTH lead to low levels of calcium and high levels of phosphate in the blood, and an inability to convert native vitamin D into its active state, which helps the body properly absorb oral calcium. Parathyroid hormone increases serum calcium by increasing renal tubular calcium reabsorption, increasing intestinal calcium absorption (i.e., by converting native vitamin D (25 OH) into its active form (1,25 OH2 vitamin D)) and by increasing bone turnover which releases calcium into the circulation.

Acute symptoms of hypoparathyroidism are largely due to hypocalcemia and include fatigue, muscle spasms and cramps, tingling, tetany, seizures, brain fog/mental lethargy, anxiety, and depression. Prior to an approved parathyroid replacement therapy, treatment options were limited to calcium supplements and active vitamin D to increase calcium levels in the blood and reduce the severity of hypocalcemic symptoms. However, balancing the administration of supplements is challenging due to calcium fluctuations. In clinical trials, Natpara has been shown to reduce the amount of oral calcium and active vitamin D required to maintain serum calcium levels.

Hypoparathyroidism Market

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

Hypoparathyroidism is one of the few endocrine deficiency syndromes in which hormonal therapy is not clinically available. Treatment of hypoparathyroidism is further complicated by the lack of national or international consensus management guidelines.

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

Calcium supplementation is associated with several challenges, including renal function deterioration, renal stones, and soft tissue calcifications. In the long-term follow-up study of 120 patients with hypoparathyroidism (Mitchell et al. 2012) adverse renal effects were observed. The risk of renal complications in patients with hypoparathyroidism was also evaluated in a case study using the Danish National Patient Registry and a prescription database. Six hundred and eight-eight (688) patients were identified who manifested symptoms of hypocalcemia and inappropriately low PTH levels following neck surgery that required oral calcium and/or active vitamin D. Compared with age- and sex-matched controls, patients with hypoparathyroidism had an increased risk of renal complications (hazard ratio: 3.67, 95% CI, 2.41 to 5.59) (Underbjerg et al. 2013). Experts recommend close monitoring of patients being treated for hypoparathyroidism with large amounts of calcium and vitamin D preparations (De Sanctis et al. 2012; Shoback 2008).

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

Natpara for Hypoparathyroidism

Natpara is a bioengineered replica of human parathyroid hormone. Natpara is identical in structure to the 84-amino acid single-chain polypeptide human parathyroid hormone and mimics the action of natural parathyroid hormone.

In January 2015, the FDA approved our BLA for Natpara and Natpara is expected to be available in the second quarter of 2015.

The company's clinical development program for Natpara includes 12 pharmacology studies, five efficacy and safety studies in hypoparathyroidism, and a supporting development program consisting of seven studies in osteoporosis. The pivotal Phase 3 study known as REPLACE, was a randomized, double-blind, placebo controlled study of 134 patients with hypoparathyroidism.

In REPLACE, patients with established hypoparathyroidism receiving calcium and active forms of vitamin D (vitamin D metabolite or analogs) were randomized (2:1) to NATPARA (n=84) or placebo (n=40). The mean age was 47 years (range, 19 to 74 years), 79.0% were females and 96.0% were Caucasian, 0.8% were Black, and 1.6% were Asian. Patients had hypoparathyroidism for on average 15 years and hypoparathyroidism was caused by post-surgical complications in 71% of cases, idiopathic hypoparathyroidism in 25%, DiGeorge Syndrome in 3%, and auto-immune hypoparathyroidism in 1%. Patients with hypoparathyroidism due to calcium-sensing receptor mutations were excluded from the trial. The mean eGFR at baseline was 97.4 mL/min/1.73 m2 and 45%, 10% and 0% had mild, moderate and severe renal impairment, respectively, at baseline.

Before randomization, participants entered a 2-16 weeks run-in phase. In this phase calcium supplement and active vitamin D doses were adjusted to target an albumin-corrected serum calcium concentration between 8.0 and 9.0 mg/dL and 25-hydroxyvitamin D was replaced in patients with insufficient stores. At randomization, baseline serum calcium was 8.6 mg and participants were receiving a median (interquartile range) daily oral calcium dose of 2000 (1250, 3000) mg and a median daily oral active vitamin D dose equivalent to 0.75 mcg (0.5, 1) of calcitriol.

At randomization, active forms of vitamin D were reduced by 50% and patients were randomized to NATPARA 50 mcg daily or placebo. Randomization was followed by a 12-week NATPARA titration phase and a 12-week NATPARA dose maintenance phase. During the titration phase NATPARA was increased by 25 mcg increments every four weeks up to a maximum of 100 mcg. Titration was indicated for patients who could not achieve independence from active vitamin D and who could not reduce oral calcium to 500 mg or less per day. At end of treatment, 56% of subjects randomized to NATPARA were receiving 100 mcg of NATPARA per day, 26% were receiving 75 mcg of NATPARA per day, and 18% were receiving 50 mcg of NATPARA per day. Doses of co-administered active forms of vitamin D and calcium were adjusted (reduced or increased) to maintain albumin-corrected serum calcium within a desired target range throughout the trial in both arms.

For the efficacy analysis, subjects that fulfilled three components of a three-part response criterion were considered responders. A responder was defined as an individual who had: at least a 50% reduction from baseline in the dose of active vitamin D, at least a 50% reduction from baseline in the dose of oral calcium supplementation and an albumin-corrected total serum calcium concentration between 7.5 mg/dL and 10.6 mg/dL.

At the end of treatment, significantly (p-value <0.001) more subjects treated with NATPARA [46/84 (54.8%)] compared to placebo [1/40 (2.5%)] met the response criterion. Forty-two percent (35/84) of subjects randomized to NATPARA were independent of active forms of vitamin D and were on no more than 500 mg of oral calcium, compared with 2.5% (1/40) of subjects randomized to placebo (p<0.001). There were no differences in the proportion of patients with a calcium level between 7.5 mg and 10.6 mg at end of treatment between subjects randomized to NATPARA and placebo.

The most common adverse reactions associated with NATPARA and occurring in greater than 10% of individuals were: paresthesia, hypocalcemia, headache, hypercalcemia, nausea, hypoaesthesia, diarrhea, vomiting, arthralgia, hypercalciuria and pain in extremity. Because of the potential risk of osteosarcoma, Natpara is recommended only for patients who cannot be well-controlled on calcium supplements and active forms of vitamin D alone. Natpara was not studied in patients with hypoparathyroidism caused by calcium-sensing receptor mutations or in patients with acute post-surgical hypoparathyroidism. Natpara may cause serious side effects, including: possible bone cancer (osteosarcoma), high blood calcium (hypercalcemia), low blood calcium (hypocalcemia).

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

We believe NPSP795 could be a novel treatment for disorders involving increased calcium receptor activity like ADH. We are conducting a Phase 2a proof-of-concept dose-ranging study and expect this study to conclude in the first half of 2015.

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

Cinacalcet HCl is approved in the U.S. under the brand name Sensipar® and is indicated for (i) secondary hyperparathyroidism in adult patients with chronic kidney disease (CKD) on dialysis, (ii) hypercalcemia in adult patients with parathyroid carcinoma, and (iii) hypercalcemia in adult patients with primary HPT for whom parathyroidectomy would be indicated on the basis of serum calcium levels, but who are unable to undergo parathyroidectomy.

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

Payments from Amgen for Cinacalcet HC1

Cumulatively through December 31, 2014, Amgen has paid us $40.5 million, which consists of license fees, research support payments, milestone payments (including the milestone payment for the filing of an NDA) and equity purchases of our common stock. Amgen will pay us up to an additional $5.0 million if it achieves other development and regulatory milestones. In addition to these milestones, we earn royalties on Amgen's sales of cinacalcet HCl in its licensed territories. This agreement was amended in June 2012, whereby we exchanged our rights to receive royalties under the license agreement that are earned after December 31, 2018 in all countries except for Japan, China, North Korea, South Korea and Taiwan in return for a one- time non-refundable $25.0 million payment that we received in July 2012.

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

In August 2011, we amended our agreement with Amgen that became effective after the retirement of the Class B Notes. Under the Amgen agreement, Amgen advanced $145.0 million of Sensipar and Mimpara royalties to us (which we refer to as the Sensipar Notes). The repayment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of default, we will have no obligation to repay any unsettled amount. We further amended the agreement with Amgen in June 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9% per annum discount on the balance of the advance, Amgen will resume paying us all royalties earned through December 31, 2018. We received net proceeds from the issuance of the Sensipar Notes of approximately $144.9 million, after deducting costs associated with the transaction. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter, which is satisfied solely by the withholding of royalties by Amgen. The outstanding principal balances on the Sensipar Notes, were $26.2 million and $54.4 million as of December 31, 2014 and 2013, respectively. Under our agreements for the Sensipar Notes, we would potentially be liable for our breaches or defaults, if any.

Payments from Kyowa Hakko Kirin for Cinacalcet HC1

Cumulatively through December 31, 2014, Kyowa Hakko Kirin has paid us $25.0 million in license fees, research and development support payments and milestone payments, which include a $2.0 million milestone payment we received in October 2007 after the approval of cinacalcet HCl in Japan. Under the terms of our agreement, Kyowa Hakko Kirin is required to pay royalties on any sales of cinacalcet HCl in its territories.

On February 26, 2010, we sold our royalty rights from sales of REGPARA® (brand name for cinacalcet HCl in Japan) to an affiliate of DRI Capital, Inc. or DRI for $38.4 million. Royalties will revert to us once DRI receives cumulative royalties of $96 million or 2.5 times the amount paid to us. Under the agreement, DRI is entitled to receive royalty payments related to net sales of REGPARA occurring on or after July 1, 2009. In connection with this agreement, we granted DRI a security interest in our license agreement with Kyowa Hakko Kirin and certain of our patents related to REGPARA and other intellectual property underlying that agreement. As of December 31, 2014 and 2013, the outstanding principal balances on REGPARA-secured debt were $31.0 million and $35.2 million, respectively. In the event of a default by us under the agreement with DRI, DRI would be entitled to enforce its security interest against us and the property described above.

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

Preotact is the brand name that Takeda Pharma had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. Takeda GmbH developed and obtained approval in the EU in August 2012 for teduglutide under the trade name Revestive for the treatment of short bowel syndrome ("SBS") in adults who are stable following a period of intestinal adaptation after surgery. We obtained FDA approval in the U.S. in December 2012 for teduglutide under the trade name Gattex for adult patients with SBS who are dependent on parenteral support. We obtained FDA approval for PTH under the trade name Natpara in January 2015. We are not marketing PTH for the treatment of osteoporosis in any territory.

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

Our obligation to pay royalties to DRLP3 under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by us with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. Our obligation to pay royalties to DRLP3 under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRLP3 by Takeda and us total $125 million. As of December 31, 2014, $45.5 million in royalties had been paid to DRLP3.

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

Janssen Pharmaceuticals, Inc.

In December 2006, we entered into an agreement with Janssen Pharmaceuticals, Inc. formerly known as Ortho-McNeil Pharmaceutical (Janssen) pertaining to certain of our patents. Under this agreement, Janssen is required to pay us royalties on any product sales of tapentadol hydrochloride and other related compounds in all countries in which we have patents whose claims cover such sales of such products. We also received an up-front licensing fee. Janssen pays us its royalty on a quarterly basis. We are responsible for patent prosecution and maintenance of the related patents. In November 2008, the FDA approved tapentadol immediate-release tablets for the relief of moderate to severe acute pain in adults 18 years of age or older. In August 2011, the FDA approved Nucynta ER (tapentadol extended-release) tablets for the management of moderate-to-severe chronic pain in adults. In August 2012, the label for Nucynta ER was amended to provide for the use of the product for the management of neuropathic pain associated with diabetic peripheral neuropathy in adults. Tapentadol is a centrally acting oral analgesic.

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

In-licensing Agreements

In February 1993, we entered into a patent license agreement with The Brigham and Women's Hospital, an affiliate of Harvard University Medical School. The patent license agreement grants us an exclusive license to certain calcium receptor and inorganic ion receptor technology covered by patents we jointly own with the hospital. Under the patent license agreement, we are responsible for all costs relating to obtaining regulatory approval from the FDA or any other federal, state or local government agency and carrying out any clinical studies, relating to the technology. The Brigham and Women's Hospital is also entitled to a royalty on any sales of certain products under the patent license agreement, and we have committed to promote sales of any licensed products for hyperparathyroidism for which we receive regulatory approval. We are required to pay royalties on the sales of cinacalcet HC1 up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which $10.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Brigham and Women's Hospital may terminate the patent license agreement if we breach the terms of the agreement and do not cure the breach within 60 days of receiving notice of the breach. Certain violations of terms of the patent agreement, if pursued by Brigham and Women's Hospital, might result in the exclusive, royalty-free license of the technology to Brigham and Women's Hospital or other adverse consequences.

We have a license agreement with Daniel J. Drucker, MD, and his Canadian corporation 1149336 Ontario Inc. The license agreement grants to us an exclusive worldwide license under Dr. Drucker's patent portfolio for glucagon-like peptide-2, or GLP-2, and its therapeutic uses. Under the license agreement, we have agreed to ensure that reasonable commercial efforts are used to develop and commercialize any product covered by the licensed patents. The agreement requires us to pay annual non-refundable license maintenance fees, royalties on sales and licensing fees, and milestone payments. During the period commencing upon our acquisition of Allelix Biopharmaceuticals Inc., the original licensee under this agreement, on December 23, 1999 through December 31, 2014, we have paid license maintenance fees, milestone payments and sublicense fees totaling $16.7 million under this license agreement. We are obligated to pay a royalty that represents a percentage in the single digits of our sales of Gattex and Revestive. The license agreement is perpetual but we may terminate the agreement at any time upon 60 days written notice. In addition, if we default on any of the material obligations under the agreement Dr. Drucker may terminate the license agreement and all rights granted under the agreement will revert to Dr. Drucker. In addition, if Dr. Drucker terminates the license agreement for our default, or if we terminate the license agreement for our convenience, we will be obligated to assign to Dr. Drucker all intellectual property relating to GLP-2 that is owned by us, and we will be prohibited from developing, making or selling a GLP-2 product for a period of 15 years.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a marketing authorization application. After the FDA grants orphan drug designation, the non- proprietary identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan drug market exclusivity from the time of approval. For example, the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. We intend to file for orphan drug designation for those diseases that meet the criteria for orphan exclusivity. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that it would provide us with a material commercial advantage.

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

  The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. Effective in 2010, PPACA made several changes to the Medicaid Drug Rebate Program, including (i) increasing pharmaceutical manufacturers' rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP; (ii) expanding Medicaid drug rebates to cover drugs provided through managed Medicaid plans; and (iii) changing the rebate rates for line extensions (i.e., new formulations, such as extended release formulations) or new formulations of solid oral dosage form drugs.
  PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization as of 2010 and by expanding the population potentially eligible for Medicaid drug benefits. In early 2012, the Centers for Medicare and Medicaid Services, or CMS, proposed to expand Medicaid rebate liability to the territories of the United States (Puerto Rico, the Virgin Islands, Guam, the Northern Mariana Islands and American Samoa) as well. Though not yet finalized, CMS' proposed rule would extend Medicaid drug rebates to the territories and include applicable sales in AMP and best price calculations. In addition, PPACA provides for the public availability of retail survey prices and certain weighted average AMPs under the Medicaid program. The implementation of this requirement by the CMS may also provide for the public availability of pharmacy acquisition cost data, which could negatively impact our sales.
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

  PPACA made some important changes to the Medicare drug benefit, including phasing out the Medicare coverage gap by 2020. Prior to PPACA, beneficiaries who reached a certain level of spending on prescription medications (the Medicare Part D coverage gap or "doughnut hole") had to pay 100% of the cost of their drugs until personal out-of-pocket spending reached a level qualifying them for catastrophic coverage. The Medicare Part D Coverage Gap Discount Program uses public and private funding to relieve the financial burden facing beneficiaries who fall into this coverage gap. Beginning in 2011, branded pharmaceutical companies paid 50% of the cost of the branded drugs in the gap and the government paid 7% of the cost of the generic drugs in the gap. As a result, rather than paying 100% of the total cost of their drugs when they reached the coverage gap, enrollees paid 50% of the total cost of branded drugs and 93% of the total cost of generic drugs. In addition, starting in 2013, the 50% discount from branded pharmaceutical companies was supplemented by a contribution from the government, which will also grow steadily over time until reaching 25% in 2020. That means that by 2020, enrollees will pay only 25% of the cost of their branded drugs in the gap.
  Effective in 2011, PPACA imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.
  Starting in August 2013, PPACA required pharmaceutical and medical device manufacturers to record any transfers of value made to licensed physicians and teaching hospitals and to disclose such data to HHS on an annual basis. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements or excludes information in such reports. The payment data across pharmaceutical and medical device companies is posted by HHS on a publicly available website. Increased access to such data by fraud and abuse investigators, industry critics and media will draw attention to our collaborations with reported entities and will importantly provide opportunities to underscore the critical nature of our collaborations for developing new medicines and exchanging scientific information. This national payment transparency effort, coupled with industry commitment to uphold voluntary codes of conduct and rigorous internal training and compliance efforts, will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications.
  PPACA established the Patient Centered Outcomes Research Institute (PCORI), a federally funded, private, non-profit corporation empowered to fund and disseminate comparative effectiveness research and build infrastructure for improved outcomes analysis. PCORI has no authority to impose formulary changes directly in government-funded health programs. In 2013, PCORI announced that it will issue a new type of funding for pragmatic, head-to-head comparison studies, as well as plans to develop a national clinical research data network. Both developments are expected to increase the availability of medical evidence related to health care interventions. Overseeing and managing the PCORI is an advisory board drawn from multiple and varied stakeholder organizations, including the pharmaceutical industry. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

  PPACA also created the Independent Payment Advisory Board (IPAB), a 15-member panel to be appointed by the President. The IPAB is charged with developing proposals to "reduce the per capita rate of growth in Medicare spending" in the event that the actual Medicare per capita growth rate exceeds a specified target. Due to slow growth in health care spending that did not exceed the target per capita growth rate, the IPAB will not be required to act until 2016, at the earliest. To date, the IPAB's members have not been named or appointed. If asked to act in 2016 or beyond, the IPAB could potentially limit access to certain treatments or mandate price controls for our products.

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

The FDA regulates all advertising and promotion activities for products under its jurisdiction, including Gattex and Natpara. Broadly speaking, a company may not commercially promote a product prior to its approval, and after approval can make only those claims relating to safety and efficacy that are consistent with the labeling approved by the FDA. Physicians may, on their own choice and responsibility, prescribe drugs for uses that are not described in the drug's labeling and that differ from those tested by the product's manufacturer and approved by the FDA. Such "off-label" uses are common across medical specialties and may reflect a physician's belief that the "off-label" use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers' promotion and communications regarding such "off-label" uses. Generally speaking, a manufacturer may not promote a drug for "off-label" use, but may engage in non-promotional, balanced communication regarding "off-label" use under certain conditions. If a company is found to have promoted "off-label" uses, it may become subject to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. Such actions could subject a company to a range of penalties that could result in a significant commercial impact, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA and other government agencies, including those related to false claims, any one of which could materially restrict the manner in which a company promotes or distributes drug products.

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

Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti- kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. The specific regulations for sales and marketing vary from country to country, and compliance with such regulations may impose additional costs and time delays with respect to international commercialization of our products. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us.

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

Gattex/Revestive: Twenty issued U.S. patents include claims that cover technology related to Gattex and GLP-2, certain of which we license from 1149336 Ontario Inc. These patents have expiration dates (not including any patent term extensions) ranging from 2015 to 2026. We have been issued foreign counterparts of these patents. Our issued principal patents which contain claims that cover our product, Gattex, its formulation, and/or method of use, are summarized in the following table:

Territory	General Subject Matter	Expiration
U.S.	Glucagon-like peptide-2 analogs	2015[1,2]
U.S.	GLP-2 formulations	2022[1,2]
Europe	Glucagon-like peptide-2 analogs	2017[3]
Europe	GLP-2 formulations	2020
Japan	Glucagon-like peptide-2 analogs	2017[4]
Japan	GLP-2 formulations	2020[4]

1 A request for interim extension of patent term has been filed for this patent.
2 We are eligible for patent term extension of up to five years on one U.S. patent due to marketing approval of Gattex by the FDA.
3 Does not include any supplementary protection. Applications for supplementary protection have been filed in most major European countries. In countries that have granted our applications, we have received approximately five years of supplementary protection.
4 Does not include any supplementary protection.

Natpara: Seven issued U.S. patents include claims that cover technology related to parathyroid hormone. These patents have expiration dates ranging from 2015 to 2018. We have been issued foreign counterparts of these patents. Our issued principal patents which contain claims that cover formulations of Natpara and Preotact are summarized in the following table:

Territory	General Subject Matter	Expiration
U.S.	Parathyroid hormone formulation	2015[1]
Europe	Protein formulations	2021[2]
Japan	Protein formulations	2019[3]

1 Includes two years of interim patent term extension. We are eligible for up to three additional years of patent term extension.
2 Includes approximately two years of supplementary protection, which varies by country. Applications for supplementary protection have been granted in most major European countries.
3 Does not include any supplementary protection.

Calcimimetics: Ten issued U.S. patents cover calcimimetics and calcium receptor technology. These patents and their foreign counterparts have been licensed to Amgen, Inc. and cover their products Sensipar® (cinacalcet) and Mimpara® (cinacalcet) worldwide except for certain Asian countries. The patents in those territories have been licensed to Kyowa-Hakko Kirin and cover their product Regpara® (cinacalcet.) Our calcimimetics patents have expiration dates (including 449 days of patent term extension for U.S. Patent No. 6,011,068) ranging from 2015 to 2020. Our issued principal patents that cover cinacalcet, its formulation and/or method of use, are summarized in the following table:

Territory	General Subject Matter	Expiration
U.S.	Calcium receptor-active compounds	2015
U.S.	Calcium receptor-active molecules	2016
U.S.	Methods of use	2016
U.S.	Calcium receptor-active molecules	2018[1]
Europe	Calcium receptor-active compounds	2019[2]
Japan	Calcium receptor-active molecules	2017[3]
Japan	Calcium receptor-active molecules	2017[3]
Japan	Calcium receptor-active compounds	2020[3]

1 Includes 449 days of patent term extension.
2 Includes approximately four years of supplementary protection, which varies by country. Applications for supplementary protection have been granted in most major European countries.
3 Includes five years of supplementary protection

Calcilytics, including NPSP795: Five issued U.S. patents contain claims that cover technology related to calcilytic compounds we have under development or have licensed to GlaxoSmithKline LLC. These patents have expiration dates (not including any patent term extensions) ranging from 2016 to 2021. The products covered by these patents are in very early stages of development and the patents are not considered material at this time.

We do not believe that the expiration during the near term (2015 through 2016) of our principal patents relating to our material products will have a material adverse impact on our business, products or product candidates due to several factors. As noted above, one of the principal U.S. patents expiring in this time period that covers Gattex is eligible for up to five years of patent term extension as a result of the FDA's marketing approval of Gattex in December 2012 and one of the principal U.S. patents expiring in this time period that covers Natpara was granted a second year of interim patent term extension and is eligible for up to three additional years of patent term extension. In addition, each of Gattex and Natpara has been designated as an orphan drug by the FDA and, as a result, both Gattex and Natpara will receive seven years of marketing exclusivity in the U.S. based upon the FDA's marketing approval of Gattex in December 2012 and Natpara in January 2015. As a biologic product, Natpara is expected to receive 12 years of marketing exclusivity in the U.S. In Europe, Revestive and Natpar have each been granted orphan designation. Market exclusivity for orphan drugs is generally granted for a period of ten years.

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

Natpara® (parathyroid hormone) has received FDA approval as an adjunct to calcium supplements and active vitamin D to control hypocalcemia in patients with hypoparathyroidism. We have also been granted orphan drug status for Natpara for the treatment of hypoparathyroidism. Natpara is a bioengineered replica of human parathyroid hormone and the only parathyroid hormone approved for chronic use in hypoparathyroidism.

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

  obtain and enforce patents covering our technology; and

  successfully market products we develop that receive regulatory approval or secure marketing partners who are successful in marketing our products.

Sales and Marketing

We have established a small commercial organization to support sales of Gattex and Natpara in the U.S. Our Gattex field force is comprised of approximately 40 employees who call on a small prescriber base that is primarily gastroenterologists and other physician specialists. Our Natpara field force is comprised of approximately 55 employees who call on a small prescriber base that is primarily endocrinologists. We believe the size of our U.S. sales teams are appropriate to effectively market Gattex and Natpara in the U.S. given the size of our prescriber base.

We have also established an international commercial operations team. In 2014 we began selling Revestive in certain European markets and we are working to obtain broader-based reimbursement in Germany, France, UK, Denmark, Norway and Austria.

Customers

Our Gattex customers are primarily specialty pharmacies who supply home infusion services to adult SBS patients. Gattex is shipped directly from our third-party warehouse to our limited distribution network in the U.S.. Our current network includes Accredo Health Group, Inc.; BioScrip; Inc.; CVS/Coram, LLC; ThriveRx; and Walgreens Infusion Services. In addition to dispensing Gattex, these contracted providers provide clinical services to support the use of Gattex in reducing parenteral support for adult patients with SBS.

We have begun the process of identifying our customers for Revestive as well as setting up our distribution network for the rest of the world.

Our Natpara customers will primarily be specialty pharmacies. Natpara will be shipped directly from our third-party warehouse to our limited distribution network in the U.S. Our current network includes Accredo Health Group, Inc., CVS and Walgreens.

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

We have developed an injection pen device for the delivery of Natpara and we have a manufacturing agreement in place. We received U.S. market authorization as a drug-device combination in January 2015, combining our proprietary product Natpara with an injection pen device delivery system. Due to a technical production issue during parts of 2012 and 2013 we were unable to have batches of Natpara finished product manufactured that were consistently within our specifications. These manufacturing problems caused a delay in the filing of our BLA for Natpara. Although we were able to resolve this manufacturing issue and submit our BLA in October 2013, we cannot assure you that we will not encounter manufacturing problems with respect to Natpara or any of our products or product candidates in the future.

We believe that our existing supplies of drug product, our contract manufacturing relationships, and potential contract manufacturers, who we are in discussions with, will be sufficient to accommodate our clinical trials and our commercial supply chain for Gattex, Revestive and Natpara.

We are dependent on third parties for the manufacture of our products, product candidates and injection devices and in several instances we are sole sourced to these manufacturers, including Hospira, Patheon and Vetter, who produce fill and finish supplies of Gattex, Revestive and Natpara, respectively. If we are unable to contract for a sufficient supply of our products, product candidates or injection devices on acceptable terms, or encounter delays or difficulties in the manufacturing or supply process, we may not have sufficient product or injection devices to be able to continue to sell our products or to conduct or complete our clinical trials or support preparations for the commercial launch of our product candidates, if approved. Based on the highly-specialized and proprietary nature of the products provided to us by certain of our manufacturing partners, we could be subject to significant added costs and delays if we are required to replace our existing agreements or arrangements with those partners for any reason. For a more complete discussion of the various risks and uncertainties related to our manufacturing and supply relationships, see the discussion in Item 1A of this Annual Report under the heading "Risk Factors." Under our existing manufacturing agreements we pay an agreed- upon fee to our suppliers based upon the amount of ingredients or product produced.

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

Patheon UK Limited

In September 2013 we were assigned an agreement with Patheon from Takeda for production of our fill and finish clinical and commercial supplies of Gattex and Revestive. This agreement, which was originally entered into in February 2010, has a term of ten years and automatically renews for subsequent two-year terms unless either party sends advanced notice of non-renewal. Either party may terminate the agreement at any time upon twenty-four months' advance notice.

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

Employees

As of February 11, 2015, we had approximately 365 employees. Our U.S. and European employees are not represented by a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Risks Related to the Merger Agreement

The conditions under the Merger Agreement to Shire's consummation of the tender offer and our subsequent merger with a subsidiary of Shire may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the consummation of Shire's pending tender offer and subsequent merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the tender offer and subsequent merger. These conditions include, among other things, there being validly tendered and not validly withdrawn, subject to certain conditions, a number of shares of our common stock that, together with the shares then owned by Shire and its subsidiaries, represents at least a majority of the outstanding shares of our common stock immediately prior to the expiration of the tender offer. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on NPS, the non-occurrence of which is a condition to the consummation of the tender offer. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the acquisition, such delay or failure to complete the acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our sales, financial condition and results of operations, as well as the price per share for our common stock.

While Shire's tender offer and the proposed merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not Shire's pending tender offer and subsequent proposed merger are consummated, the proposed acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the acquisition may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending acquisition, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the acquisition is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the acquisition. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the acquisition upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.

The preparations for integration between Shire and NPS have placed and we expect will continue to place a significant burden on many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires NPS to operate its business in the ordinary course of business consistent with past practice pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without Shire's consent. Such restrictions will be in place until either the merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the tender offer and merger could adversely affect our business and results of operations.

In the event that our proposed merger with a wholly owned subsidiary of Shire is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed acquisition may not be satisfied as noted above. If the acquisition is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed acquisition. For these and other reasons, not consummating the acquisition could adversely affect our business and results of operations. Furthermore, if we do not consummate the acquisition, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the tender offer and the merger will be consummated. Certain costs associated with the acquisition have already been incurred or may be payable even if the acquisition is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the tender offer and merger, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed acquisition.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Shire. These costs could require us to use available cash that would have otherwise been available for other uses.

If the proposed acquisition is not completed, in certain circumstances, we could be required to pay a termination fee of $155,939,696 to Shire. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.

We are involved in litigation relating to the Merger Agreement that could divert management's attention and adversely affect our business.

The Company and the individual members of our Board of Directors have been named as defendants in litigation related to the Merger Agreement and the transactions contemplated thereby. The plaintiffs, purported stockholders of the Company, generally allege that the members of our Board of Directors breached their fiduciary duties to the Company's stockholders by approving the Merger Agreement because the merger consideration is unfair, certain terms of the Merger Agreement are unfair, the individual defendants are financially interested in the Merger and certain disclosures in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 concerning the transactions contemplated by the Merger Agreement are materially misleading or incomplete. They further allege that the Company aided and abetted these alleged breaches of fiduciary duty. Although we believe that these suits are without merit, the defense of these suits may be expensive and may divert management's attention and resources, which could adversely affect our business.

Risks Related to Our Business

We have a history of operating losses and we anticipate that we will incur substantial expenses in connection with our commercial launch of Revestive in countries outside of the United States, our launch initiatives for Natpara, the build-out of our infrastructure and core competencies to support our continued growth as a global organization, and the further development of our product candidates and potential in-licensing or product acquisitions. If we do not generate significant revenues from the sale of Gattex/Revestive and Natpara, we will not be able to achieve and then maintain profitability.

With the exception of 1996, we have not been profitable since our inception in 1986. As of December 31, 2014, we had an accumulated deficit of approximately $1.0 billion. To date, our revenue has been primarily from royalty payments from our collaborators on sales of Sensipar and Mimpara (cinacalcet HCl), Preotact (rhPTH[1-84]), REGPARA and Nucynta, sales of Gattex which was launched in the United States in February of 2013, sales of Revestive which was launched in the EU in the second half of 2014, and milestone revenue under our collaborative agreements. As described further herein, we have non-recourse debt that is secured by our royalty rights related to sales of Sensipar and Mimpara under our agreement with Amgen. In addition, we have sold to DRI our rights to receive royalty payments under our agreements with Kyowa Hakko Kirin for REGPARA. The right to receive the full royalty on Amgen's Sensipar and Mimpara sales will only be achieved if those royalties are sufficient to repay the royalty advance and a 9 percent per annum discount on the balance of the advance. The right to royalties on Kyowa Hakko Kirin's REGPARA sales will only be returned to us if the amount of royalties received by DRI exceeds two and a half times the amounts paid to us by DRI. We received no royalties from sales of Preotact (rhPTH[1-84]) by Takeda in 2013, and in March 2013, Takeda's rights to rhPTH[1-84] were returned to us and we are now developing as Natpara in the United States for the treatment of hypoparathyroidism.

Our ability to achieve profitability in the future depends on the successful commercialization and further development of Gattex/Revestive and Natpara/Natpar. We expect to incur significant expenditures in connection with the commercialization of Revestive outside of the United States, the commercial launch of Natpara in the United States and the further development and effort to seek regulatory approval for Natpar outside of the United States. If sales revenue from Gattex/Revestive and Natpara are insufficient, we may never achieve profitability. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Our current and anticipated operations require substantial capital. We expect that our existing cash, cash equivalents, and short-term investments and anticipated cash flow will sufficiently fund our current and planned operations through at least January 1, 2016. However, our future capital needs will depend on many factors, including the extent to which we are able to grow sales of Gattex and Revestive, receive royalty and milestone payments from our collaborators, make progress in our development and commercialization activities and find and execute on our business development initiatives to build our pipeline. Our capital requirements will also depend on the magnitude and scope of these activities and our expansion as a global company, our ability to maintain existing collaborations, the success of our collaborators in developing and marketing products under their respective collaborations with us, the success of our contract manufacturers in producing commercial and clinical supplies of our products, drug delivery devices and product candidates on a timely basis and in sufficient quantities to meet our requirements, competing technological and market developments, the time and cost of obtaining regulatory approvals, the cost of preparing, filing, prosecuting, maintaining and enforcing patent and other rights and our success in acquiring and integrating complementary products, technologies or companies. We do not have committed external sources of funding, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

  engage in equity financings that would be dilutive to current stockholders;
  delay or reduce the scope of our efforts to commercialize Gattex/Revestive and or Natpara;
  delay or reduce the scope of our efforts to obtain regulatory approvals of Natpar and Revestive outside the U.S and EU and, if and when such regulatory approvals are obtained, delay or reduce the scope of our efforts to commercialize Natpar or Revestive;
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

We are commercializing Gattex/Revestive ourselves in the United States and in certain countries outside the United States. Towards that end we have developed a small internal sales force that will call upon targeted physicians and have executed distribution agreements with five of the leading home infusion companies in the United States and plan to build a small internal sales force in select countries outside the United Sates. Prior to 2013, we had no prior experience commercializing a pharmaceutical product and we may be unable to continue to successfully commercialize Gattex/Revestive or to commercialize Natpara. Gattex and Natpara have each been designated an "orphan drug" in the United States by the FDA, Revestive and Natpar has been designated an "orphan drug" in the European Union by the European Commission and we may seek additional "orphan drug" or similar designations for our products in the future. Accordingly, the number of patients who could benefit from treatment with Gattex/Revestive and Natpara/Natpar is small. We will need to penetrate a significant portion of this potential patient population in order to successfully commercialize Gattex/Revestive and Natpara/Natpar. If we are unable to successfully commercialize Gattex/Revestive and Natpara, our business and financial results and condition will be adversely affected.

If the market opportunities for any products we develop are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.

Each of the diseases that Gattex/Revestive and Natpara have been developed to address, and our other product candidates are being developed to address, is relatively rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with Gattex/Revestive, Natpara and our other product candidates, are based on estimates.

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

Our future success is dependent on our ability to successfully develop additional product candidates. We are developing Natpar as a potential treatment for hypoparathyroidism outside the U.S. and have one other product candidate in early stages of clinical development.

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

The FDA and comparable regulatory agencies in foreign countries have substantial discretion in the approval process and may either refuse to consider any applications we may file any of our other product candidates for substantive review or may form the opinion after review of any of our other product candidates that our application is insufficient to allow approval of our other product candidates. Even if we believe that data collected from our preclinical studies and clinical trials of our product candidates are promising, our data may not be sufficient to support marketing approval by the FDA and comparable regulatory agencies in foreign countries, or regulatory interpretation of these data and procedures may be unfavorable. If the FDA and comparable regulatory agencies in foreign countries do not accept or approve an application that we submit, they may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before they will reconsider our application. Depending on the extent of these or any other studies, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

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

To date, royalties on sales of Sensipar (Mimpara in Europe), REGPARA in Japan, Preotact and Nucynta, and our sales of Gattex/Revestive have been our only sources of commercial revenues. Our product candidates under development will require significant additional development, clinical trials, regulatory approvals and additional investment before their commercialization. Our product development efforts may not lead to commercial drugs for a number of reasons, including our inability to demonstrate that our product candidates are safe and effective in clinical trials or a lack of financial or other resources to pursue the programs through the clinical trial process. Even if we are able to successfully develop one or more of our product candidates, our ability to generate sales of any such products will depend on many factors, including the extent to which such product is accepted by the medical community. We cannot assure you that acceptance of Gattex/Revestive and or Natpara in the medical community will increase or continue or that any other product candidate we may be able to develop will find acceptance in the medical community.

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

We depend exclusively on third parties, including a number of sole suppliers, for the manufacture, supply, testing, and storage of Gattex/Revestive, Natpara/Natpar, our other product candidates and our drug delivery devices; if these third parties fail to supply us with sufficient quantities of products and devices on a timely basis, or if the products and devices they provide do not meet our specifications, our product sales may be reduced and our clinical trials and product introductions may be delayed or suspended

We do not have the internal manufacturing capabilities to produce the supplies of Gattex/Revestive that are needed to support the commercialization of this product or the supplies of Natpara that are needed to support the commercial launch of this product candidate. We also do not have internal manufacturing capabilities to produce supplies of the injection devices used to administer Gattex/Revestive and Natpara/Natpar. We are dependent on third parties for the manufacture, supply, testing, and storage of our products, product candidates and injection devices. If we are unable to contract for a sufficient supply of our products, product candidates or injection devices on acceptable terms, or if we encounter delays or difficulties in the manufacturing or supply process we may not have sufficient product or injection devices to support the commercial launch of our products which may receive marketing approval or conduct or complete clinical trials of our product candidates.

We depend on a number of contract manufacturers to supply key components of Gattex/Revestive and Natpara/Natpar. For a description of our agreements with these manufacturers, see "Item 1. - Business - Manufacturing." The process for manufacturing biological products is complex and no assurances can be provided that our manufacturers will be able to produce the required quantities in a timely manner or at all.

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

We are subject to income taxes in the Unites States and various foreign jurisdictions, and our domestic and foreign tax liabilities are largely dependent upon the distribution of pre-tax earnings among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other share-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings by taxing jurisdiction, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets, or by changes to our ownership or capital structure. The impact on our income tax provision resulting from the above-mentioned factors and others may be significant and could adversely affect our results of operations.

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

Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter that we or our collaborators may be required to license in order to research, develop or commercialize at least some of our products or product candidates, including Gattex/Revestive and Natpara/Natpar. In addition, third parties may assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify our use of the technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

If we fail to attract and retain key executives and employees, the development and commercialization of our products may be adversely affected.

We depend heavily on our executive, managerial, commercial and clinical personnel. To the extent that we lose any of these key personnel, our ability to develop products and become profitable may suffer. The risk of being unable to retain key personnel may be increased by the fact that, other than with respect to our CEO, we have not entered into long-term employment contracts with our executives or employees. Our future success will also depend in large part on our ability to attract and retain qualified executives and employees in the future. We face competition for personnel from other companies, academic institutions, government entities and other organizations. In particular, we are highly dependent on members of our executive team to manage our business. Each member of our executive team is highly qualified, important to our business and would be difficult to replace. We are also dependent on several key employees who would also be difficult to replace. If we are unable to retain our executives and key employees, our ability to operate under the outsourcing business model we have adopted and compete in our industry may be hindered and our business may suffer. Each of our executives and key employees is an employee at will and, despite our retention efforts, we cannot assure you that they will remain with the company. We are seeking to hire executives to manage our operations in certain countries outside of the United States and employees of those respective operations. We face additional challenges in our hiring efforts outside the United States due to the fact that we have limited operations and resources and are not well-known outside of the United States.

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
  unexpected adverse events related to Gattex/Revestive, Natpara/Natpar or our other products that occur in foreign markets that we have not experienced in the United States;
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
  economic weakness, including foreign currency exchange risks, inflation or political instability in particular foreign economies and markets; and
  compliance with foreign or U.S. laws, rules and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import, export and trade restrictions, anti-bribery/anti-corruption laws, regulations or rules, which could lead to actions by us or our licensees, distributors, manufacturers, other third parties who act on our behalf or with whom we do business in foreign countries or our employees who are working abroad that could subject us to investigation or prosecution under such foreign or U.S. laws.

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

  our ability to meet market expectations with respect to FDA approval or the timing for FDA approval for our other product candidates;

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

The fair values of our Sensipar Notes are affected by changes in the interest rates and by historical and future rates of royalty revenues from cinacalcet HCl sales. The fair value of our DRI debt is affected by changes in the interest rates and by historical and future rates of royalty revenues from Natpara/Natpar and REGPARA sales.

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

We experienced an ownership change in 2010. As a result of this ownership change, we are subject to an annual limitation imposed on our use net operating loss and tax credit carryforwards existing at the time of the ownership change to offset current and future taxable income.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

We lease approximately 95,000 square feet of administrative space in Bedminster, New Jersey. The Bedminster leases will expire in August 2016. In addition to the Bedminster location, we also lease space in other ex-U.S. countries to support our operations as a global organization.

ITEM 3.	Legal Proceedings.

In connection with the transactions contemplated by the Merger Agreement, purported stockholders of the Company have filed putative class action lawsuits in the Court of Chancery of the State of Delaware against various combinations of the Company, the members of the Board, Shire, Parent and Purchaser, captioned Bragger v. NPS Pharmaceuticals, Inc., et al., C.A. No. 10553-VCN, Grimaldi v. NPS Pharmaceuticals, Inc., et al., C.A. No. 10563-VCN, Goldstein v. NPS Pharmaceuticals, Inc., et al., C.A. No. 10577-VCN, Mantler v. NPS Pharmaceuticals, Inc., et al., C.A. No. 10580-VCN, and Lyons v. Tombros, et al., C.A. No. 10590-VCN (Actions). Pursuant to an order granted on February 2, 2015 by the Court of Chancery of the State of Delaware (Consolidation Order), the Actions were consolidated into one action captioned In Re NPS Pharmaceuticals Stockholders Litigation, C.A. No. 10553-VCN (Consolidated Action). The Consolidation Order applies to any future-filed actions relating to the subject matter of the Consolidated Action. On February 2, 2015, the plaintiffs in the Consolidated Action filed a consolidated class action complaint (Consolidated Complaint), naming as defendants the Company, members of the Board, SPHIL and Purchaser.  The Consolidated Complaint generally alleges that the individual director defendants breached their fiduciary duties to the Company's stockholders by approving the Merger Agreement because the merger consideration is unfair, certain terms of the Merger Agreement are unfair, the individual defendants are financially interested in the Merger and certain disclosures in the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on January 23, 2015 (as amended and supplemented from time to time, the Schedule 14D-9) concerning the transactions contemplated by the Merger Agreement are materially misleading or incomplete. The Consolidated Complaint further alleges that the corporate defendants aided and abetted these alleged breaches of fiduciary duty. The Consolidated Action seeks, among other remedies, to enjoin the transactions contemplated by the Merger Agreement, or in the event that an injunction is not awarded, unspecified money damages, costs and attorney's fees.

On February 6, 2015, the parties to the Consolidated Action entered into a memorandum of understanding (MOU) setting forth the terms of a settlement of the Consolidated Action. Pursuant to the terms of the MOU, and without agreeing that any of the claims in the Consolidated Action have merit or that such supplemental disclosures were required under any applicable statute, rule, regulation or law, the Company issued supplemental disclosures contained in Amendment No. 4 to the Schedule 14D-9, filed with the SEC on February 6, 2015. Also pursuant to the terms of the MOU, the parties expect to execute a stipulation of settlement, which will be subject to approval by the Court of Chancery of the State of Delaware following notice to the Company's stockholders. There can be no assurance that the settlement will be finalized or that the Court of Chancery of the State of Delaware will approve the settlement.

The settlement terms provide that the Consolidated Action will be dismissed with prejudice as to all defendants, and that all defendants will be released of any and all claims relating to, among other things, the Merger Agreement and the merger contemplated thereby, if and when the Court of Chancery of the State of Delaware approves the settlement.

Executive Officers of the Registrant

Listed below is information on our executive officers as of February 11, 2015. Executive officers are elected by the Board of Directors for an initial term, which continues until the first Board meeting following the next annual meeting of stockholders and thereafter are re-elected each year for a one-year term or until their successors have been elected. All executive officers serve at the pleasure of the Board of Directors.

Francois Nader, MD, MBA
President and Chief Executive Officer
Age: 58

Dr. Nader has been President and Chief Executive Officer of NPS since March 2008. Dr. Nader joined NPS in June 2006 and served as Executive Vice President and Chief Operating Officer until March 2008. Before joining NPS, Dr. Nader was a venture partner at Care Capital, LLC, where he served as Chief Medical Officer of its Clinical Development Capital unit from July 2005 to June 2006. From 2000 to 2004, he served as Senior Vice President, Integrated Healthcare Markets and Senior Vice President, North America Medical and Regulatory Affairs with Aventis Pharmaceuticals. He also held similar positions at Hoechst Marion Roussel and served as Head of Global Commercial Operations at the Pasteur Vaccines division of Rhone- Poulenc. Dr. Nader is the Chairman of the Board of BioNJ, a trade association representing the biotechnology industry in New Jersey. Dr. Nader is a Board member of the Biotechnology Industry Organization (BIO) and the New Jersey Chamber of Commerce. He is also a Director of Trevena, Inc. and Chair of its Compensation Committee, and a Director of Clementia Pharmaceuticals, Inc. and Acceleron Pharma, Inc. Dr. Nader received a French State Doctorate in Medicine from St. Joseph University (Lebanon) and a Physician Executive MBA from the University of Tennessee.

Luke M. Beshar, CPA
Executive Vice President and Chief Financial Officer
Age: 56

Luke Beshar joined NPS in November 2007.  He is a former Chief Financial Officer of various public and private companies and has more than 25 years of general and financial management experience. Prior to joining NPS, he served as Executive Vice President and Chief Financial Officer of Cambrex Corporation from December 2002 to November 2007, a global life sciences company, and Senior Vice President and Chief Financial Officer at Dendrite International from January 2002 to December 2002, a leading provider of services to the life sciences industry.  Mr. Beshar began his career with Arthur Andersen & Co. in 1980 and is a Certified Public Accountant.  Mr. Beshar is a Director of Trillium Therapeutics, Inc. and Chair of its Audit Committee. Mr. Beshar obtained his B.S. degree in Accounting and Finance from Michigan State University and is a graduate of The Executive Program at the Darden Graduate School of Business at the University of Virginia.

Paul Firuta, MBA
President, U.S. Commercial Operations

Age: 49

Paul Firuta joined NPS in March 2014 with twenty-three years of industry experience launching and commercializing biologics and pharmaceutical products. Previously, Mr. Firuta served at ViroPharma, Inc. from 2008 to 2014 as Vice President and General Manager, Americas. Prior to his term at ViroPharma, he was in several leadership roles with Johnson and Johnson for 6 years and Lev Pharmaceutical for 2 years. His responsibilities included National Accounts, Managed Care, and Managed Markets. He also served SmithKline Beecham for nine years in multiple leadership roles in the Managed Care Division. Mr. Firuta began his career in finance and accounting as an Asset/Liabilities Management Analyst for a large national bank and Internal Auditor for a large national conglomerate, both affording him opportunity to gain early international experience. Mr. Firuta received his bachelor's degree from King's College and Masters of Business Administration from St. Joseph's University.

Robin D. Friedman, MS
Sr. Vice President, Human Resources

Age: 54

Robin Friedman joined NPS in March 2014 with more than 20 years of human resource management experience at leading multi-national pharmaceutical companies. From 2010 to 2014, Ms. Friedman was senior vice president of human resources and communications at LifeCell Corporation, a manufacturer and distributor of tissue repair products. Prior to her tenure at LifeCell, Ms. Friedman was director of human resources at Johnson & Johnson Pharmaceutical Services for nearly 3 years, where she helped manage a number of important organizational transitions. Ms. Friedman has also held human resources and organizational development positions of increasing responsibility with Biovail and Bristol Myers Squibb and was an external human resources consultant to several organizations including Pharmacia, Novartis, and Columbia Labs. Ms. Friedman received her undergraduate degree from Monmouth College and her master's degree in counseling and personnel services from The College of New Jersey.

Roger J. Garceau, MD, FAAP
Executive Vice President and Chief Medical Officer
Age: 61

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

Age: 42

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

Christine Mikail, JD
Sr. Vice President, Legal Affairs, General Counsel and Secretary

Age: 37

Christine Mikail joined NPS in March 2014 with over 11 years of experience in public company representation, business development and pharmaceutical law. From February 2012 to March 2014, Ms. Mikail was executive vice president, corporate development, general counsel, chief compliance officer and corporate secretary at Dendreon Corporation. While at Dendreon, she built and led a bi-coastal legal and compliance team, as well as a business development team. Prior to Dendreon, Ms. Mikail held senior corporate development and legal positions with Savient Pharmaceuticals from February 2011 to February 2012, ImClone Systems and Eli Lilly from March 2008 to February 2011. Ms. Mikail began her legal career working at several prominent law firms where she counseled on corporate and securities law, regulatory, licensing, financings and M&A activities on behalf of public and private companies. She received her bachelor's degree from Rutgers University and her Juris Doctor degree from Fordham University School of Law.

Eric Pauwels
President, NPS Pharma International

Age: 53

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

Age: 68

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

	High	Low
2013
First Quarter	$10.21	$7.54
Second Quarter	16.18	9.94
Third Quarter	32.97	15.78
Fourth Quarter	34.98	22.64

2014
First Quarter	$39.06	$27.55
Second Quarter	35.37	23.38
Third Quarter	33.42	25.77
Fourth Quarter	36.96	23.03

Holders

As of February 11, 2015, there were approximately 102 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on capital stock. We intend to retain any future earnings to finance growth and development and therefore do not anticipate paying cash dividends in the foreseeable future.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the caption "Equity Compensation Plan Information," and is incorporated into this section by reference.

ITEM 6. Selected Financial Data.

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended December 31, 2014. This data is derived from, and qualified by reference to, our audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Consolidated Statements of Operations Data:

	Years Ended December 31,
	2014	2013	2012	2011	2010
(in thousands, except per share amounts)
Revenues:
Product sales, net	$101,195	$31,752	$-	$99	$551
Royalties	122,867	123,804	105,587	96,502	86,181
Sale of royalty rights (1)	-	-	25,000	-	-
Milestones and license fees	-	36	57	5,044	2,682
Total revenues	224,062	155,592	130,644	101,645	89,414

Cost of sales (2)	14,648	3,587	-	-	6
Cost of royalties	-	-	-	500	-
Cost of license fees	-	9	-	2,543	69

Operating expenses:
Research and development	90,109	85,421	94,839	73,831	60,814
Selling, general and administrative	114,255	68,070	36,929	24,226	18,951
Total operating expenses	204,364	153,491	131,768	98,057	79,765

Operating (loss) income	5,050	(1,495)	(1,124)	545	9,574

Other income (expense):
Interest income	406	340	292	321	418
Interest expense	(13,728)	(11,938)	(18,198)	(37,736)	(45,128)
Gain on sale of marketable
investment securities	12	4	4	-	3,751
Other	321	(233)	291	621	1,035
Total other expense, net	(12,989)	(11,827)	(17,611)	(36,794)	(39,924)
Loss before income tax expense	(7,939)	(13,322)	(18,735)	(36,249)	(30,350)
Income tax expense	766	182	-	18	1,091
Net loss	$(8,705)	$(13,504)	$(18,735)	$(36,267)	$(31,441)

Basic and diluted net loss per share (3)	$(0.08)	$(0.14)	$(0.22)	$(0.45)	$(0.54)

Basic and diluted weighted
average shares outstanding (3)	106,341	97,750	86,999	81,279	58,607

________________

(1)

In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018.

(2)

As a result of the marketing approvals for our products, we will no longer expense manufacturing costs relating to these products as research and development expenses. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of sales associated with the sale of our product inventory that was on hand at the time of the FDA's approval of our products. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling product that is manufactured after the date of the FDA's approval. Based on our current plans and assumptions, we believe that by the end of 2015 for Gattex and the middle of 2018 for Natpara, we will have sold off this supply of product on hand at the time of the FDA's approval. We expect that the higher gross margins will be partially off-set by the full cost of sales sold for Revestive, which did not have any inventory expensed prior to approval.

(3)	See note 1 to the consolidated financial statements for information concerning the computation of net loss per share.

Consolidated Balance Sheets Data:

	Years Ended December 31,
	2014	2013	2012	2011	2010
(in thousands)

Cash, cash equivalents, and
marketable investment securities	$164,191	$180,474	$100,715	$162,233	$133,771
Working capital	200,812	200,338	107,484	156,025	133,750
Total assets	289,617	292,222	151,109	213,980	228,905
Long-term portion of convertible,
notes payable, non-recourse
debt and other long-term liabilities	100,159	128,918	176,183	216,493	302,035
Accumulated deficit	(1,031,394)	(1,022,689)	(1,009,185)	(990,450)	(954,183)
Stockholders' equity (deficit)	133,825	104,890	(54,641)	(46,116)	(155,275)

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a global biopharmaceutical company pioneering and delivering first-in- or best-in- disease therapies that transform the lives of patients with rare diseases. Our vision is creating a world where every person living with a rare disease has a treatment option. We incorporated in Utah in 1986 and reincorporated in Delaware in 1992. Our current therapeutic areas of focus are rare gastrointestinal and endocrine disorders. These include Short Bowel Syndrome, a potentially fatal gastrointestinal disorder in which patients may have to rely on parenteral support for their survival; Hypoparathyroidism, a complex endocrine disorder in which the parathyroid glands are either absent or damaged and the body produces insufficient or no parathyroid hormone; and Autosomal Dominant Hypocalcemia ("ADH"), an ultra-rare genetic disorder of calcium homeostasis caused by mutations of the calcium-sensing receptor gene.

Our marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration ("FDA") in December 2012 for the treatment of adult patients with Short Bowel Syndrome ("SBS") who are dependent on parenteral support. SBS is an ultra-rare potentially fatal disorder in which the body is unable to absorb enough nutrients and fluids through the gastrointestinal tract. In the European Union ("EU"), teduglutide (trade name: Revestive®) is approved for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. We launched Revestive in Germany and Sweden in 2014 and plan to launch in other EU countries in 2015. We are also implementing our regulatory strategy for Japan, which included filing for orphan drug status. In addition, a global development program in pediatric SBS is advancing and we expect reporting top-line results from the first study in early 2015.

On January 23, 2015, we received U.S. FDA approval for our second product, Natpara® (parathyroid hormone) for Injection as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism. Natpara is a bioengineered replica of human PTH. Natpara is recommended only for patients who cannot be well-controlled on calcium and active forms of vitamin D alone. Natpara was not studied in patients with hypoparathyroidism caused by calcium-sensing receptor mutations or in patients with acute post-surgical hypoparathyroidism.

Hypoparathyroidism is a rare endocrine disorder in which the parathyroid glands fail to produce sufficient amounts of parathyroid hormone (PTH) or where the hormone lacks biologic activity. PTH plays a central role in a variety of critical physiological functions in the body. Insufficient levels of PTH lead to low levels of calcium and high levels of phosphate in the blood, and an inability to convert native vitamin D into its active state, which helps the body properly absorb oral calcium. Parathyroid hormone increases serum calcium by increasing renal tubular calcium reabsorption, increasing intestinal calcium absorption (i.e., by converting native vitamin D (25 OH) into its active form (1,25 OH2 vitamin D)) and by increasing bone turnover which releases calcium into the circulation.

In the EU, the European Medicine Agency is reviewing our Marketing Authorization Application for Natpar®, which is the European brand name for Natpara.

We are also developing NPSP795 for ADH and we are completing a Phase 2a proof-of-concept study. ADH is caused by mutations of the calcium-sensing receptor (CaSR) gene that increase the sensitivity of the receptor to serum calcium. NPSP795 is a selective calcium receptor antagonist (termed calcilytic), which binds to the CaSR and decreases its sensitivity to serum calcium. NPSP795's mechanism of action is believed to restore the normal physiological action of the CaSR and address the underlying molecular defect in ADH to return normal calcium homeostasis.

While SBS, Hypoparathyroidsim, and ADH are relatively rare disorders, we believe these indications represent a substantial commercial opportunity to us due to the significant unmet need and lack of effective therapies, as well as the serious complications involved with the chronic nature of these diseases.

We have collaborations or royalty agreements with a number of pharmaceutical companies. In 2014, we recorded $122.9 million of royalty revenue that was driven by (i) Amgen's sales of Sensipar® and Mimpara® (cinacalcet HCl), (ii) Kyowa Hakko Kirin's sales of REGPARA® (cinacalcet HCl) in Japan, and (iii) Janssen's sales of Nucynta® (tapentadol) in the U.S. As described further herein, we have partially monetized our royalty rights related to Sensipar and Mimpara under our agreement with Amgen through the issuance of non-recourse debt and we have sold certain of our rights to receive royalty payments arising from sales of REGPARA under our agreement with Kyowa Hakko Kirin.

We consider our operations to be a single reportable segment. Financial results of this reportable segment are presented in our audited consolidated financial statements.

Significant Developments
  In January 2015, we entered into a merger agreement with Shire pursuant to which Shire will acquire all of our outstanding shares for $46 per share.
  In January 2015, the FDA approved our BLA for Natpara.

Merger Agreement

On January 11, 2015, we entered into the Merger Agreement with Parent, Purchaser and, solely for purposes of Section 12.14 of the Merger Agreement, Shire. Pursuant to the Merger Agreement, Purchaser has commenced a cash tender offer for all of the outstanding shares of the Company's common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as a wholly owned subsidiary of Parent.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.  Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.  The Company has agreed not to solicit alternative acquisition proposals.  However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that the Board reasonably believes is or could reasonably be expected to lead to a superior proposal.  Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both Parent and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay Parent a termination fee of $155,939,696.Shire has secured an $850 million fully underwritten short-term bank facility, which in addition to Shire's cash and cash equivalents and its existing $2.1 billion five-year revolving credit facility, is available to finance the transaction and pay related fees and expenses.

Additional information about the merger agreement is set forth in our filings with the U.S. Securities and Exchange Commission (SEC).

We have incurred cumulative losses from inception through December 31, 2014 of approximately $1.0 billion. We expect our operating expenses to continue to increase over the next several years as we launch Revestive in certain ex-U.S. countries and incur pre-launch and launch costs for Natpara, invest in the development of our pipeline and pursue in-licensing opportunities.

During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $16.2 million, $8.9 million and $48.3 million, respectively, in the research and development of teduglutide, including costs associated with the manufacture of clinical and pre-launch commercial supplies of teduglutide. We have incurred expenses of approximately $283.6 million since we assumed development obligations of this product candidate upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $29.1 million, $46.2 million and $32.0 million, respectively, in the research and development of PTH 1-84 (Natpara in the U.S.), including costs associated with the manufacture of clinical and commercial supplies of PTH 1-84. We have incurred expenses of approximately $523.6 million since we assumed development obligations for PTH 1-84, upon our acquisition of Allelix Biopharmaceuticals Inc. in December 1999. During the years ended December 31, 2014, 2013 and 2012, we incurred expenses of $2.6 million, $2.8 million and $323,000, respectively, in the research and development of NPSP795, including costs associated with the manufacture of clinical supplies of NPSP795. We have incurred expenses of approximately $5.7 million since we assumed development obligations for NPSP795, under the agreement with GSK in August 2011. Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects. See "Item 1 - Business - Proprietary Product Candidates." Our ability to complete our research and development efforts and commercialize our product candidates is subject to various risks and uncertainties. See "Item 1A - Risk Factors."

As a result of the marketing approvals for our products, we will no longer expense manufacturing costs relating to these products as research and development expenses. Instead, we will capitalize these costs as inventory as they are incurred. There will be no cost of sales associated with the sale of our approved products that were on hand at the time of our marketing approval. We expect that this will result in higher gross margins during the period that we sell off this supply than we will achieve once we begin selling the approved products that are manufactured after the date of approval. Based on our current plans and assumptions, we believe that by the end of 2015, we will have sold off this supply of product on hand at the time of approval for Gattex and by the middle of 2018 for Natpara. We expect that the higher gross margins for Gattex will be partially off-set by the full cost of sales for Revestive, which did not have any inventory expensed prior to approval. We also expect to record increased sales and incur additional marketing costs related to the commercialization of Gattex, Revestive and Natpara, pre-launch costs for Natpara and higher operating costs to support our expansion into the international market.

Results of Operations

The following table summarizes selected operating statement data for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012

Revenues:
Product sales, net	$101,195	$31,752	$-
Royalties	122,867	123,804	105,587
Sale of royalty rights	-	-	25,000
Milestones and license fees	-	36	57
Total Revenues	$224,062	$155,592	$130,644

Cost of sales	$14,648	$3,587	$-
Cost of license fees	$-	$9	$-

Operating expenses:
Research and development	$90,109	$85,421	$94,839
% of revenues	40%	55%	73%
Selling, general and administrative	$114,255	$68,070	$36,929
% of revenues	51%	44%	28%

Years ended December 31, 2014 and 2013

Revenues.  All our revenues relate to product sales of Gattex, which was launched in the U.S. in February 2013 and royalties and milestones from our licensees. Our revenues were $224.1 million in 2014 compared to $155.6 million in 2013. We recognized revenue under our research and license agreements and product sales as follows (amounts in thousands):

	2014	2013
Product sales, net	$101,195	$31,752

Royalties:
Sensipar and Mimpara (cinacalcet HC1)	111,857	112,876
Regpara (cinacalcet HCl)	8,450	8,033
Nucynta (tapentadol)	2,560	2,895
Total royalties	122,867	123,804

Other	-	36

Total revenues	$224,062	$155,592

Product Sales, net. For the years ended December 31, 2014 and 2013, we recognized net product sales revenue of $101.2 million and $31.8 million, respectively, for the sales of Gattex and Revestive. We received approval from the FDA in December 2012 and subsequently launched Gattex in February 2013. Also, pursuant to the Termination and Transition Agreement with Takeda, we received back the rights to market Revestive in certain territories outside of the U.S. Revestive was approved in the EU in 2012 and we launched in certain countries in the EU in the second half of 2014. Product sales for the years ended December 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for any future period. We expect that product sales of Gattex and Revestive will vary from period to period given the limited size of the patient population.

We record product sales net of allowances and accruals for prompt pay discounts, rebates and chargebacks under governmental programs (including Medicaid), product returns, and distribution-related fees. These allowances and accruals will continue to grow in relation to an increase in the sales of Gattex and Revestive. The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and returns and other sales-related deductions (in thousands):

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2012	$-	$-	$-	$-
Provision related to current period sales	1,375	332	1,098	2,805
Credits/payments	(262)	(185)	(857)	(1,304)
Balance as of December 31, 2013	1,113	147	241	1,501
Provision related to current period sales	3,929	461	2,217	6,607
Credits/payments	(3,398)	(514)	(2,208)	(6,120)
Balance as of December 31, 2014	$1,644	$94	$250	$1,988

Royalties. For the years ended December 31, 2014 and 2013, our revenues related to our agreement with Amgen for Sensipar and Mimpara were comprised of $111.9 million and $112.9 million in royalty revenue, respectively. The decrease in royalty revenue earned from Amgen is due to a non-recurring favorable adjustment in 2013 which was partially offset by the sales growth of Sensipar and Mimpara (cinacalcet HC1). We amended our agreement with Amgen, effective September 30, 2011, and Amgen began withholding the royalties on sales of Sensipar and Mimpara and credited them, net of the discount, to the Sensipar Notes issued pursuant to the amended agreement. In June 2012, we amended our agreement with Amgen and received a one-time non-refundable $25.0 million payment in July 2012 in exchange for our rights to receive royalties under the license agreement that are earned after December 31, 2018. The amendment also limits the royalty offset of the royalty advance that we received from Amgen up to $8.0 million per quarter with royalties in excess of $8.0 million paid to us for the respective quarter, thereby extending the royalty advance repayment period. After the repayment of the royalty advance and a 9% per annum discount factor on the outstanding balance, Amgen will resume paying us all royalties earned through December 31, 2018.

For the years ended December 31, 2014 and 2013, we recognized $8.5 million and $8.0 million, respectively, in royalty revenue under our agreement with Kyowa Hakko Kirin for sales of REGPARA, which was launched in the first quarter of 2008. The increase is primarily due to higher sales demand of REGPARA which were partially offset by unfavorable fluctuations in foreign exchange rates. In February 2010, we sold our rights to receive certain future royalty payments from Kyowa Hakko Kirin's sale of REGPARA to an affiliate of DRI. The agreement provides DRI with the right to receive payments related to sales of REGPARA occurring on or after July 1, 2009.

For the years ended December 31, 2014 and 2013, we recognized royalty revenue of $2.6 million and $2.9 million respectively, from Janssen for sales of Nucynta, which was launched in the second quarter of 2009. The decrease in royalty revenue earned from Nucynta was primarily due to decreased net sales for Nucynta.

See "Liquidity and Capital Resources" below for further discussion of payments that we may earn in the future under these agreements.

Cost of Sales.  Upon marketing approval from the FDA in December 2012, we began capitalizing inventory costs associated with commercial supplies of Gattex. Costs for manufacturing supplies of Gattex prior to receipt of FDA approval were recognized as research and development expenses in the period that the costs were incurred. Therefore, these costs are not being included in cost of sales when revenue is recognized from the sale of those supplies of Gattex. Based on our current projections, we anticipate that by the end of 2015 we will have sold off the supply of Gattex on-hand at the time of the FDA's approval of the NDA for Gattex. Cost of sales for the years ended December 31, 2014 and 2013 was $14.6 million and $3.6 million, respectively, and consisted primarily of royalty costs related to sales of Gattex and costs incurred for certain batches of Revestive that did not pass our quality control specifications. We purchased Revestive inventory from Takeda when we completed the Takeda Transition Agreement and therefore, the cost of sales for Revestive is expected to be higher in relation to the cost of sales for Gattex until the end of 2015 (when we anticipate to have sold off the supply of Gattex on hand at the time of the FDA's approval of the NDA for Gattex). Accordingly, we expect our current product gross margins to decrease from approximately 90% to the 80% to 85% range as we begin sales of product that has been capitalized to inventory.

Research and Development. Our research and development expenses are categorized into three areas: clinical development costs, product development costs and other research and development costs.

Clinical development costs were $22.8 million and $16.9 million for the years ended December 31, 2014 and 2013, respectively. Clinical development costs are primarily comprised of costs paid to outside parties to conduct and manage clinical trials related to Gattex, Natpara and NPSP795 as well as costs associated with regulatory functions.

Product development costs were $25.1 million and $41.1 million for the years ended December 31, 2014 and 2013, respectively. Product development costs are costs related to the drug needed for our clinical studies and pre-approval inventory.

Other research and development costs were $42.2 million and $27.5 million for the years ended December 31, 2014 and 2013, respectively. Other research and development costs consist primarily of personnel, personnel-related costs and overhead costs that relate to clinical and product development activities.

For the year ended December 31, 2014, our research and development expenses increased to $90.1 million from $85.4 million for the year ended December 31, 2013. The increase in research and development expenses is primarily related to a $14.7 million increase in other research and development costs which mainly consists of regulatory costs as well as personnel and personnel-related costs and a $9.6 million increase in costs associated with clinical development activities related to the completion of certain clinical trials for Gattex.  These increases were partially offset by a $16.9 million decrease for the cost of preapproval PTH 1-84, which included certain lots of inventory that were purchased from Takeda in 2013 and designated for use in research and development during 2013. .

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of compensation for employees in executive, finance, legal, medical science liaisons and sales and marketing functions as well as facility costs and professional fees for accounting and legal services. Our selling, general and administrative expenses increased to $114.3 million for the year ended December 31, 2014 from $68.1 million for the year ended December 31, 2013. The increase in our selling, general and administrative expenses were primarily due to a $23.4 million increase in personnel and personnel related costs and a $9.6 million increase in external costs and a $3.5 million increase in marketing costs related to launch and pre-launch activities for Gattex and Natpara, respectively. As we continue our international expansion and begin our launch of Natpara, we expect that these costs would continue to increase.

Interest Income. Interest income increased to $406,000 for the year ended December 31, 2014 from $340,000 from the comparative period in 2013.

Interest Expense.  Our interest expense increased to $13.7 million for the year ended December 31, 2014 from $11.9 million for the comparable period in 2013. Our long-term sales forecasts for Natpara and royalty forecast for REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense increased due primarily to a higher effective interest rate related to the non-recourse debt due to an increase in the forecast of Natpara sales ($6.2 million). This increase was partially offset by decreases in interest expense for (i) the lower principal balance on our Sensipar Notes ($2.4 million), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non-recourse debt associated with the sale of certain of our REGPARA royalty rights ($1.3 million) and (iii) lower interest expense due to the conversion of our remaining outstanding convertible notes during the year ended December 31, 2014 ($718,000).

Income Taxes.  We reported an income tax expense of $766,000 and $182,000 in 2014 and 2013, respectively. The increase in income tax expense was primarily related to state and non-U.S. income tax expense.

Our deferred tax assets are comprised primarily of net operating loss and tax credit carryforwards. We maintain a full valuation allowance on our deferred tax assets because we have a history of cumulative losses in these jurisdictions. We will continue to evaluate the need for a valuation allowance in the future. If we determine that the reversal of all or a portion of the valuation allowance is appropriate, a one-time non-cash benefit will be recognized in the period of the reversal. At such time, we will also commence recognizing an income tax provision at our blended effective tax rate. However, these net operating loss and tax credit carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay.

For further information, refer to Note 13, Income Taxes, in "Notes to Consolidated Financial Statements."

Years ended December 31, 2013 and 2012

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

Research and Development. Our research and development are categorized into three areas: clinical development costs, product development costs and other research and development costs.

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

Other research and development costs were $27.5 million and $24.2 million for the years ended December 31, 2013 and 2012, respectively. Other research and development costs consist primarily of personnel, personnel related costs and overhead costs that relate to clinical and product development activities which have not been allocated directly to each program.

For the year ended December 31, 2013, our research and development expenses decreased to $85.4 million from $94.8 million for the year ended December 31, 2012. The decrease in research and development expenses is primarily related to a $10.0 million reduction in costs associated with clinical development activities and adjustments related to the completion of certain clinical trials for both Gattex and Natpara. Additionally, we no longer expense, as research and development, inventory production for Gattex given its approval in the fourth quarter of 2012, the impact of which was $25.2 million, in 2012.  These decreases were partially offset by a $21.2 million increase for the cost of preapproval PTH 1-84, which includes certain lots of inventory that were purchased from Takeda and designated for use in research and development during the year and a $3.3 million increase in otherresearch and development which mainly consists of regulatory costs as well as personnel and personnel-related costs.

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

Interest Expense.  Our interest expense decreased to $11.9 million for the year ended December 31, 2013 from $18.2 million for the comparable period in 2012. Our long- term royalty forecasts for PTH 1-84 and REGPARA are used to calculate the implicit interest rate and the related interest expense for our non-recourse debt. Interest expense decreased due primarily to (i) the lower principal balance on our Sensipar Notes ($2.7 million), (ii) a lower effective interest rate due to a decrease in the forecast of REGPARA royalties related to the non- recourse debt associated with the sale of certain of our REGPARA royalty rights ($2.5 million) and (iii) a lower effective interest rate due to a decrease in the forecast of PTH 1-84 royalties related to the non-recourse debt associated with the sale of certain of our PTH 1-84 royalty rights ($1.1 million).

Income Taxes.  We reported an income tax expense of $182,000 and $0 in 2013 and 2012, respectively. The increase in income tax expense was primarily related to a non-cash charge for state income taxes.

Liquidity and Capital Resources

The following table summarizes selected financial data (amounts in the thousands):

	December 31, 2014	December 31, 2013

Cash, cash equivalents,
and marketable investment securities	$164,191	$180,474
Total current assets	256,445	258,752
Current debt	10,252	8,752
Non-current debt	89,754	123,635
Stockholders' equity	$133,825	$104,890

Historically, we have not been a self-sustaining business and certain economic, operational and strategic factors may require us to secure additional funds. If we are unable to generate sufficient cash flows from operations or obtain sufficient funding at any time in the future, we may not be able to develop or commercialize our products, take advantage of business opportunities or respond to competitive pressures. Our current and anticipated operations require substantial capital. Our actual needs will depend on numerous factors, including, without limitation, the progress and scope of our internally funded commercialization and development activities related to the launch of Gattex and Revestive and the commercial readiness activities for Natpara; the success of our collaborators in developing and marketing products under their respective collaborations with us; our success in producing commercial and clinical supplies of our products and product candidates generally, and on a timely basis sufficient to meet the needs of our commercial activities and clinical trials; our ability to successfully execute our strategic plans, including international expansion; the costs we incur in obtaining and enforcing patent and other proprietary rights or gaining the freedom to operate under the patents of others; and our success in acquiring and integrating complementary products, technologies or businesses. Our commercial activities may not be successful for many reasons, including, without limitation, our inability to effectively market and distribute our products in the United States and other territories; our patients' ability to obtain sufficient coverage or reimbursement by third-party payers for our products at the prices we set, if at all; the risk that safety concerns may develop with respect to our products; the risk that our manufacturers may not be able to supply sufficient quantities of our products to support our commercialization activities or that other manufacturing problems may occur; and the risk that our products may face competition from new products or technologies that may be developed. Our clinical trials may be modified, disrupted or terminated and our commercial activities and clinical filings could be delayed for several reasons including the risk that our product candidates will demonstrate safety concerns; the risk that regulatory authorities may not approve our product candidates for further development or may require additional or expanded clinical trials to be performed; and the risk that our manufacturers may not be able to supply sufficient quantities of our drug candidates to support our clinical trials, our regulatory filing or commercial launches, or that other manufacturing problems may occur. We may also be required to conduct unanticipated preclinical or clinical trials to obtain regulatory approval of our product candidates, Natpar and NPSP795. If any of the events that pose these risks comes to fruition, our actual capital needs may substantially exceed our anticipated capital needs and we may have to substantially modify or terminate current and planned clinical trials or postpone conducting future clinical trials. As a result, our business may be materially harmed, our stock price may be adversely affected, and our ability to raise additional capital may be impaired.

We may need to raise additional funds to support our long-term research, product development, business development activities, and commercialization programs. We regularly consider various fund raising alternatives, including, for example, debt or equity financing and monetizing of potential revenue streams, and merger and acquisition alternatives. We may also seek additional funding through strategic alliances, collaborations, or license agreements and other financing mechanisms. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of our efforts to commercialize Gattex/Revestive or Natpara and Natpar, if it receives regulatory approval, delay, reduce the scope of, or eliminate one or more of our research and development programs, including NPSP795, or to obtain funds through arrangements with licensees or others that may require us to relinquish rights to certain of our technologies or product candidates that we may otherwise seek to develop or commercialize on our own.

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments. We have financed operations since inception primarily through payments received under collaborative research and license agreements; the private and public issuance and sale of equity securities; the issuance and sale of non-recourse debt, convertible debt and lease financing; and sales of Gattex/Revestive. Through December 31, 2014, we have recognized $1.0 billion of cumulative revenues from payments for research support, license fees, product sales, milestone and royalty payments; $893.2 million from the sale of equity securities for cash; $738.6 million from the sale of non-recourse debt and convertible debt for cash; and $133.0 million from sales of Gattex and Revestive, since its launch in February 2013 and September 2014, respectively.

Our principal sources of liquidity are cash, cash equivalents, and marketable investment securities, which totaled $164.2 million at December 31, 2014. The primary objectives for our marketable investment security portfolio are liquidity and safety of principal. Investments are intended to achieve the highest rate of return to us, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

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

The following table summarizes our cash flow activity for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	2014	2013	2012
Net cash used in operating activities	$(16,710)	$(24,316)	$(60,992)
Net cash provided by (used in) investing activities	24,298	(50,113)	(6,489)
Net cash provided by financing activities	$8,430	$108,118	$2,561

Net cash used in operating activities was $16.7 million, $24.3 million and $61.0 million in 2014, 2013 and 2012, respectively. The decrease in net cash used in 2014 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen in the second quarter of 2012. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used in 2014, was also related to the increased cash received from revenues earned from the sales of Gattex during the year ended December 31, 2014. The above decreases in net cash used in 2014 were partially offset by increased spending related to the launch of Gattex in the year ended December 31, 2014. The decrease in net cash used in 2013 was primarily due to the decrease in interest expense and non-cash royalty receivable related to the issuance of non-recourse Sensipar Notes to Amgen in the second quarter of 2012. The REGPARA royalty revenue is pledged to service the principal and interest on our non-recourse notes and is not available to fund operations. The decrease in net cash used in 2013, was also related to the increased cash received from revenues earned from the sales of Gattex during the year ended December 31, 2013 and also due to the reduction in research and development costs associated with clinical development activities. The above decreases in net cash used in 2013 were partially offset by increased spending related to the launch of Gattex in the year ended December 31, 2013. The net cash used in the year ended December 31, 2012 was primarily related to the increased spending in research and development due to the advancement of our registration programs for Gattex and Natpara and due to the non-cash components of accounts receivable and interest expense related to the issuance of non-recourse Sensipar Notes to Amgen. The PTH 1-84 royalty revenues earned during the year ended December 31, 2012 were pledged to service the principal and interest on our non-recourse notes and were not available to fund operations.

Net cash provided by investing activities was $24.3 million in 2014 compared to cash used in investing activities of $50.1 million, and $6.5 million in 2013 and 2012, respectively. Net cash provided by investing activities during 2014 was primarily the result of selling marketable investment securities to fund current operations. Net cash used in investing activities during 2013 and 2012 was primarily the result of investing excess cash not currently required to fund operations. Additionally, capital expenditures for 2014, 2013 and 2012 were $3.1 million, $1.1 million and $1.2 million, respectively.

Net cash provided by financing activities was $8.4 million, $108.1 million and $2.6 million during 2014, 2013 and 2012, respectively. Cash provided by financing activities during 2014 primarily consisted of approximately $10.3 million received from the exercise of employee stock options and the sale of shares under the employee stock purchase plan. This provision of net cash from financing activities was partially offset by using $2.2 million to pay taxes that were due from the withholding of shares upon the vesting of certain restricted stock units. Cash provided by financing activities during 2013 primarily consisted of the $93.5 million received from the public sale of 6.9 million common shares in May 2013 and approximately $14.5 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Cash provided by financing activities during 2012 consisted of $2.6 million received from the exercise of employee stock options and the sale of shares for the employee stock purchase plan. Employee stock option exercises and proceeds from the sale of stock by us pursuant to the employee stock purchase plan provided approximately $10.3 million, $14.5 million, and $2.6 million of cash during 2014, 2013 and 2012, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market price of our common stock relative to the exercise price of such options and the availability of stock under the employee stock purchase plan.

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

The following represents our contractual obligations as of December 31, 2014 (in millions):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$5.0	$3.2	$1.8	$-	$-
Purchase commitments (1)	134.4	119.0	10.5	4.9	-
Non-recourse debt (2)	100.0	32.0	10.0	32.1	25.9
Interest on non-recourse debt (2)	45.1	3.7	16.8	23.1	1.4
Royalty payment obligation	4.6	1.0	2.0	1.6	-

________________
(1)

Purchase obligations primarily represent commitments for manufacturing agreements ($73.7 million), services ($43.2 million) and commercial readiness, market access and market research agreements ($17.4 million). Commitments for services primarily represent agreements with external service providers, under which we will continue to incur expenses relating to clinical trials of Gattex/Revestive in pediatrics and other clinical candidates. These agreements are cancellable on notice of up to six months.

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

Product Sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, we have no further performance obligations, and returns can be reasonably estimated. Currently, product sales represent U.S. sales of Gattex and international sales of Revestive.

Our customers are primarily comprised of specialty pharmacies, distributors and other health care providers. In some cases, we may also sell Gattex or Revestive to governments and government agencies.

Because of factors such as the pricing of Gattex and Revestive, the limited number of patients and the lack of contractual return rights, Gattex and Revestive customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms and financial strength of distributors.

In addition to sales in countries where Gattex and Revestive are commercially available, we have also recorded revenue on sales for patients receiving Gattex or Revestive through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Gattex or Revestive have not received final approval for commercial sale.

We record estimated rebates payable under governmental programs, including Medicaid in the U.S. and other programs outside the U.S., as a reduction of revenue at the time of product sale. Our calculations related to these rebate accruals require analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.

All U.S. prescriptions for Gattex, received directly by us from the patient's physician, are handled through NPS Advantage, our data management and patient support program, which investigates and determines the patient's insurance coverage for Gattex. Once coverage is confirmed, we forward the prescription to the specialty pharmacy (SP) who then re-confirms the coverage and dispenses Gattex to the patient. We sell Gattex directly to a limited number of SPs and a specialty distributor (SD) who dispense product to patients, hospitals or U.S. government entities. We invoice and record revenue upon the SPs' or SD's receipt of Gattex from our third-party logistics warehouse. Our SPs order product to fill prescriptions that have been approved for reimbursement by payers.

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

  Product returns: We will accept product that is damaged or defective when shipped directly to the SP or SD from our third-party logistics provider or for product that is returned with more than two (2) months remaining until the expiration date from our SP or SD only. We will not provide any credit for product that has been labeled for or sent to a patient. Product returned is generally not resalable as the product must be temperature-controlled throughout the supply chain and such control is difficult to confirm. We make a reasonable estimate of future potential product returns based on the number of prescriptions that have been approved for reimbursement and sent to an SP with each corresponding shipment of Gattex that has been sent to each respective SP. We also have the visibility to see current inventory levels and the current shelf life at the SPs and SD and have the ability to control the amount of product that is sold to the SPs and SD. At the end of each reporting period, we determine a product returns reserve by evaluating the units held in our distribution channel, the underlying demand for such units and the risk of potential product returns.  At December 31, 2014 and 2013 we have a product returns reserve of $0 and approximately $119,000, respectively.

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

In December 2013, we entered into an amendment and restatement (the "Amendment and Restatement") to our agreement with DRI for PTH 1-84. Pursuant to the previously disclosed Termination and Transition Agreement between NPS and Takeda (See note 10 to the consolidated financial statements), our license agreement with Takeda was terminated and NPS re-acquired exclusive rights worldwide to develop and commercialize PTH. Preotact is the brand name that Takeda had used to market PTH for the treatment of osteoporosis in certain of its licensed territories. NPS is developing PTH in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. In January 2015, the FDA approved Natpara. Pursuant to the Amendment and Restatement, (i) DRI has consented to the commercialization of PTH by the Company, (ii) the terms of the 2007 Agreement are tolled, and (iii) the parties' rights and obligations regarding PTH and related technology are governed by the Amendment and Restatement. We will be required to repay the outstanding non-recourse debt based upon a mid-single digit percentage of worldwide Natpara sales, excluding Israel.

Our obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by us with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. Our obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and us total $125 million. As of December 31, 2014, $45.5 million in royalties had been paid to DRI. We determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life.

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

Our 9% non-recourse Sensipar Notes have a fixed interest rate. As of December 31, 2014, our Sensipar Notes had $26.2 million in aggregate principal amount outstanding. The fair value of the Sensipar Notes is affected by changes in interest rates and by historical and projected rates of royalty revenues from cinacalcet HCl sales.

Foreign Currency Risk.  We have significant clinical and commercial-scale manufacturing agreements as well as foreign subsidiaries which are denominated in other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and other foreign currencies, or by weak economic conditions in other countries. When the U.S. dollar strengthens against the foreign currencies, the cost of expenses outside the U.S. decrease. When the U.S. dollar weakens against other foreign currencies, the cost of expenses in other countries increase. The monetary assets and liabilities in our foreign subsidiaries which are impacted by the foreign currency fluctuations are cash, inventory, accounts payable, and certain accrued liabilities. A hypothetical ten percent increase or decrease in the exchange rate between the U.S. dollar and other foreign currencies from the December 31, 2014 rate would cause the fair value of such monetary assets and liabilities in our foreign subsidiaries to change by an insignificant amount. We are not currently engaged in any foreign currency hedging activities.

ITEM 8.	Financial Statements and Supplementary Data.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Table of Contents

All other schedules are omitted, as the required information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NPS Pharmaceuticals, Inc.:

We have audited NPS Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NPS Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, NPS Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NPS Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 18, 2015

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except share data)

	2014	2013

Assets
Current assets:
Cash and cash equivalents	$65,565	$51,204
Marketable investment securities	98,626	129,270
Accounts receivable	48,854	41,242
Inventory	36,815	30,035
Prepaid expenses	5,225	5,621
Other current assets	1,360	1,380
Total current assets	256,445	258,752

Property and equipment, net	5,786	4,402
Goodwill	9,429	9,429
Intangibles, net	17,505	19,301
Debt issuance costs, net of accumulated amortization
of $601 and $716, respectively	251	338
Other long-term assets	201	-
Total assets	$289,617	$292,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,810	$10,919
Accrued expenses and other current liabilities	19,301	17,037
Accrued research and development expenses	3,408	3,541
Accrued interest expense	862	1,620
Convertible notes payable	-	16,545
Current portion of non-recourse debt	10,252	8,752
Total current liabilities	55,633	58,414
Non-recourse debt, less current portion	89,754	123,635
Other liabilities	10,405	5,283
Total liabilities	155,792	187,332

Commitments and contingencies (notes 8, 9 and 16)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
issued and outstanding no shares	-	-
Common stock, $0.001 par value. Authorized 175,000,000 shares;
issued and outstanding 107,103,262 shares and 102,613,780 shares, respectively	107	103
Additional paid-in capital	1,167,385	1,127,420
Accumulated other comprehensive (loss) income	(2,273)	56
Accumulated deficit	(1,031,394)	(1,022,689)
Total stockholders' equity	133,825	104,890
Total liabilities and stockholders' equity	$289,617	$292,222

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2014, 2013, and 2012
(In thousands, except per share data)

	2014	2013	2012

Revenues:
Product sales, net	$101,195	$31,752	$-
Royalties	122,867	123,804	105,587
Sale of royalty rights	-	-	25,000
Milestones and license fees	-	36	57
Total revenues	224,062	155,592	130,644

Cost of sales	14,648	3,587	-
Cost of license fees	-	9	-

Operating expenses:
Research and development	90,109	85,421	94,839
Selling, general and administrative	114,255	68,070	36,929
Total operating expenses	204,364	153,491	131,768

Operating income (loss)	5,050	(1,495)	(1,124)
Other income (expense):
Interest income, net	406	340	292
Interest expense	(13,728)	(11,938)	(18,198)
Gain on sale of marketable investment securities, net	12	4	4
Foreign currency transaction (loss) gain	22	(233)	54
Other	299	-	237
Total other expense, net	(12,989)	(11,827)	(17,611)

Loss before income tax expense	(7,939)	(13,322)	(18,735)
Income tax expense	766	182	-
Net loss	$(8,705)	$(13,504)	$(18,735)

Basic and diluted net loss per common and potential
common share	$(0.08)	$(0.14)	$(0.22)

Weighted average common and potential common
shares outstanding - basic and diluted	106,341	97,750	86,999

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss
Years ended December 31, 2014, 2013, and 2012
(In thousands)
	2014	2013	2012

Net loss	$(8,705)	$(13,504)	$(18,735)
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(71)	3	107
Reclassification for recognized gain on marketable
securities during the period	12	4	4
Net unrealized gain (loss) on marketable investment securities	(59)	7	111
Foreign currency translation gain (loss)	(2,270)	44	(10)
Other comprehensive income (loss)	(2,329)	51	101
Comprehensive loss	$(11,034)	$(13,453)	$(18,634)

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2014, 2013, and 2012
(In thousands, except share data)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances, December 31, 2011	-	$-	86,081,167	$86	$944,344	$(96)	$(990,450)	$(46,116)
Stock options exercised	-	-	481,058	1	2,407	-	-	2,408
Restricted stock vesting	-	-	171,271	-	149	-	-	149
Compensation expense on
share-based awards	-	-	-	-	7,298	-	-	7,298
Net proceeds from sale of shares	-	-	45,553	-	254	-	-	254
Other comprehensive income	-	-	-	-	-	101	-	101
Net loss	-	-	-	-	-	-	(18,735)	(18,735)

Balances, December 31, 2012	-	-	86,779,049	87	954,452	5	(1,009,185)	(54,641)

Stock options exercised	-	-	2,521,764	3	14,528	-	-	14,531
Restricted stock vesting	-	-	211,389	-	339	-	-	339
Compensation expense on
share-based awards	-	-	-	-	8,480	-	-	8,480
Excess tax benefit from stock options	-	-	-	-	178	-	-	178
Stock issued in connection with the
Takeda Termination and Transition
agreement	-	-	6,128,641	6	55,397	-	-	55,403
Net proceeds from sale of shares	-	-	6,972,937	7	94,046	-	-	94,053
Other comprehensive income	-	-	-	-	-	51	-	51
Net loss	-	-	-	-	-	-	(13,504)	(13,504)

Balances, December 31, 2013	-	-	102,613,780	103	1,127,420	56	(1,022,689)	104,890

Stock options exercised	-	-	1,245,034	1	9,317	-	-	9,318
Restricted stock vesting	-	-	162,877	-	3,109	-	-	3,109
Compensation expense on
share-based awards	-	-	-	-	9,740	-	-	9,740
Excess tax benefit from stock options	-	-	-	-	312	-	-	312
Conversion of 5.75% convertible notes	-	-	3,041,451	3	16,532	-	-	16,535
Net proceeds from sale of shares	-	-	40,120	-	955	-	-	955
Other comprehensive income		-		-	-	(2,329)	-	(2,329)
Net loss	-	-	-	-	-	-	(8,705)	(8,705)

Balances, December 31, 2014	-	$-	107,103,262	$107	$1,167,385	$(2,273)	$(1,031,394)	$133,825

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(8,705)	$(13,504)	$(18,735)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,335	2,630	1,083
Accretion of premium on marketable investment securities	3,206	2,956	2,005
Shares issued for payment of services	-	549	-
Non-cash interest expense	7,278	10,982	17,239
Non-cash royalties	(40,304)	(39,804)	(55,993)
Realized gain on marketable investment securities	(12)	(4)	(4)
Loss on disposal of equipment	-	41	-
Compensation expense on share-based awards	15,003	9,437	7,548
Decrease (increase) in operating assets:
Accounts receivable	(7,713)	(11,324)	(16,010)
Inventory	(898)	4,265	-
Prepaid expenses, other current assets and other assets	138	(466)	1,803
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,839	11,257	1,321
Other liabilities	5,123	(1,331)	(1,249)
Net cash used in operating activities	(16,710)	(24,316)	(60,992)
Cash flows from investing activities:
Sales of marketable investment securities	11,209	11,850	7,628
Maturities of marketable investment securities	123,458	96,021	111,879
Purchases of marketable investment securities	(107,276)	(156,842)	(124,809)
Acquisitions of property and equipment	(3,093)	(1,142)	(1,187)
Net cash provided by (used in) investing activities	24,298	(50,113)	(6,489)
Cash flows from financing activities:
Excess tax benefit from stock options	312	178	-
Net proceeds from the sale of common stock and exercise
of stock options	8,118	107,940	2,561
Net cash provided by financing activities	8,430	108,118	2,561
Effect of exchange rate changes on cash	(1,657)	44	(10)
Net increase (decrease) in cash and cash equivalents	14,361	33,733	(64,930)
Cash and cash equivalents at beginning of year	51,204	17,471	82,401
Cash and cash equivalents at end of year	$65,565	$51,204	$17,471

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$256	$952	$954
Cash paid for income taxes	270	4	-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
6.1 million shares of NPS common stock issued in connection with
the Takeda Termination and Transition agreement, see note 10	$-	$55,403	$-
Unrealized gains (losses) on marketable investment securities	(59)	7	111
Accrued acquisition of equipment	293	428	96
Accrued acquisition of inventory	7,279	602	-
Noncash principal payments	32,381	26,915	52,050
Conversion of 5.75% convertible notes	16,535	-	-

See accompanying notes to consolidated financial statements.

NPS PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013, and 2012

(1) Organization and Summary of Significant Accounting Policies

The consolidated financial statements are comprised of the financial statements of NPS Pharmaceuticals, Inc. and its subsidiaries, collectively referred to as the Company or NPS Pharma. NPS Pharma is a global biopharmaceutical company pioneering and delivering first-in or best-in disease therapies that transform the lives of patients with rare diseases. The Company's marketed product, Gattex® 0.05 mg/kg/d (teduglutide [rDNA origin]) for injection, for subcutaneous use was approved by the U.S. Food and Drug Administration ("FDA") in December 2012 for the treatment of adult patients with Short Bowel Syndrome ("SBS") who are dependent on parenteral support and was approved by the European Union ("EU"), in August 2012, for the treatment of adult patients with SBS; patients should be stable following a period of intestinal adaptation after surgery. The Company launched Revestive in Germany and Sweden in 2014 and plans to launch in other EU countries in early 2015. In January 2015, the FDA approved the Company's second product, Natpara® (parathyroid hormone) for Injection as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism, a rare endocrine disorder characterized by insufficient levels of parathyroid hormone or PTH. Natpara, a bioengineered replica of human PTH, is expected to be available in the U.S. in the second quarter of 2015.

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

Subsequent Events

The Company has evaluated all events and transactions since December 31, 2014. The Company did not have any material recognized subsequent events but did have the following non-recognized subsequent event:

Merger Agreement

On January 11, 2015, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Shire Pharmaceutical Holdings Ireland Limited (Parent), a company incorporated in Ireland and a wholly owned subsidiary of Shire plc (Shire), a company incorporated in Jersey; Knight Newco 2, Inc. (Purchaser), a Delaware corporation and wholly owned subsidiary of Parent; and, solely for purposes of Section 12.14 of the Merger Agreement, Shire. Pursuant to the Merger Agreement, Purchaser has commenced a cash tender offer for all of the outstanding shares of the Company's common stock, upon the terms and subject to the conditions of the Merger Agreement. Consummation of the tender offer is subject to customary closing conditions, as set forth in the Merger Agreement. As soon as practicable following the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company pursuant to the provisions of section 251(h) of the Delaware General Corporation Law, with no stockholder vote required to consummate the merger, and the Company will survive as a wholly owned subsidiary of Parent.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.  Until the earlier of the termination of the Merger Agreement and the consummation of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.  The Company has agreed not to solicit alternative acquisition proposals.  However, the Company may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited acquisition proposal that the Board reasonably believes is or could reasonably be expected to lead to a superior proposal.  Under certain circumstances and upon compliance with certain notice and other specified conditions set forth in the Merger Agreement, the Company may terminate the Merger Agreement to accept a superior proposal.

The Merger Agreement contains certain termination rights for both Parent and the Company and further provides that, upon termination of the Merger Agreement under certain circumstances relating to competing acquisition proposals, including if the Company terminates the Merger Agreement to accept a superior proposal, or where our Board of Directors changes its recommendation in favor of the transaction, the Company may be required to pay Parent a termination fee of $155,939,696.

Additional information about the merger is set forth in the Company's filings with the U.S. Securities and Exchange Commission (SEC).

Significant Accounting Policies

The following significant accounting policies are followed by the Company in preparing its consolidated financial statements:

(a) Cash Equivalents

The Company considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2014 and 2013 are carried at cost and consist of commercial paper, money market funds, debt securities and other highly liquid instruments of approximately $42.3 million and $40.6 million, respectively. At December 31, 2014 and 2013, the book value of cash equivalents approximates fair value.

(b) Marketable Investment Securities

The Company classifies its marketable investment securities as available-for-sale and are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' deficit until realized. A decline in the fair value below cost of available-for-sale securities that is deemed other than temporary is charged to results of operations, resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted into the cost basis over the life of the related security as adjustments to the yield using the effective-interest method. Interest income is recognized when earned. Realized gains and losses from the sale of marketable investment securities are based on the specific identification method and are included in results of operations and are determined on the specific- identification basis.

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

(c) Trade Accounts Receivable

Trade accounts receivable are recorded for research and development support performed, for license fees, milestone payments and royalty income earned, and for product sales, and do not bear interest. The Company determines an allowance for doubtful accounts based on assessed customers' ability to pay, historical write-off experience, and economic trends. Such allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. The Company did not record any bad debt expense for the years ended December 31, 2014 2013 and 2012. At December 31, 2014 and 2013 the allowance for bad debts was zero.

(d) Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company's products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales sold to write down such unmarketable inventory to zero.

(e) Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property and equipment is calculated on the straight-line method over estimated useful lives of 3 to 5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or remainder of the lease term.

(f) Goodwill and Intangibles

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangibles represents acquired assets and are measured at fair value as of the date of acquisition. Goodwill and indefinite lived intangible assets acquired in a purchase or business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or sooner if circumstances indicate that impairment might have occurred. Intangible assets with finite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. As a result of the annual impairment test performed by management at year-end, it was noted that fair value significantly exceeded the carrying value of the reporting unit. The company considers itself a single reportable segment and reporting unit.

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

The Company determines the need for a valuation allowance by assessing the probability of realizing deferred tax assets, taking into consideration all available positive and negative evidence, including historical operating results, expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and to the extent future expectations change, the Company would have to assess the recoverability of its deferred tax assets at that time. At December 31, 2014 and 2013, the Company maintained a full valuation allowance on its deferred tax assets.

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

Product sales. The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, the Company has no further performance obligations, and returns can be reasonably estimated. Currently, product sales represent U.S. sales of Gattex, which was approved by the FDA in December 2012 and European sales of Revestive, which was approved in the EU in August 2012.

The Company's customers are primarily comprised of specialty pharmacies, distributors and other health care providers. In some cases, the Company may also sell Gattex or Revestive to governments and government agencies.

Because of factors such as the pricing of Gattex and Revestive, the limited number of patients and the lack of contractual return rights, Gattex and Revestive customers often carry limited inventory. The Company also monitors inventory within its sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms and financial strength of distributors.

In addition to sales in countries where Gattex and Revestive are commercially available, the Company has also recorded revenue on sales for patients receiving Gattex or Revestive through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Gattex or Revestive have not received final approval for commercial sale.

The Company records estimated rebates payable under governmental programs, including Medicaid in the U.S. and other programs outside the U.S., as a reduction of revenue at the time of product sale. The Company's calculations related to these rebate accruals require analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. The Company updates its estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.

All U.S. prescriptions for Gattex, received directly by NPS from the patient's physician, are handled through NPS Advantage, the Company's data management and patient support program, which investigates and determines the patient's insurance coverage for Gattex. Once coverage is confirmed, NPS forwards the prescription to the specialty pharmacy (SP) who then re-confirms the coverage and dispenses Gattex to the patient. The Company sells Gattex directly to a limited number of SPs and a specialty distributor (SD) who dispense product to patients, hospitals or U.S. government entities. The Company invoices and records revenue when the SPs or SD receives Gattex from the Company's third-party logistics warehouse. The Company's SPs order product to fill prescriptions that have been approved for reimbursement by payers.

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

The following table summarizes the provisions, and credits/payments, for government rebates and chargebacks, distribution-related fees, and returns and other sales-related deductions (in thousands):

			Returns and
	Rebates and	Distribution-	Other Sales-
	Chargebacks	Related Fees	Related Deductions	Total
Balance as of December 31, 2012	$-	$-	$-	$-
Provision related to current period sales	1,375	332	1,098	2,805
Credits/payments	(262)	(185)	(857)	(1,304)
Balance as of December 31, 2013	1,113	147	241	1,501
Provision related to current period sales	3,929	461	2,217	6,607
Credits/payments	(3,398)	(514)	(2,208)	(6,120)
Balance as of December 31, 2014	$1,644	$94	$250	$1,988

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

(n) Accounting for Impairment of Long-Lived Assets

As described in (f), goodwill and indefinite lived intangible assets are tested for impairment at least annually. The Company reviews all other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets held for sale are reported at the lower of the carrying amount, or fair value, less costs to sell.

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

(p) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholders' equity (deficit) that, under U.S. GAAP, are excluded from net income (loss). For the Company, these consist of net unrealized gains or losses on marketable investment securities and foreign currency translation gains and losses. Accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 consists of accumulated net unrealized gains on marketable investment securities of $74,000 and unrealized losses of $15,000, respectively, and unrealized foreign currency translation losses of $2.2 million and unrealized gains of $71,000, respectively.

(q) Concentration of Suppliers

The Company has entered into agreements with contract manufacturers to manufacture clinical and commercial supplies of its product candidates. In some instances, the Company is dependent upon a single supplier. The loss of one of these suppliers could have a material adverse effect upon the Company's operations.

(r) Leases

The Company leases its facilities under terms of individual lease agreements which provides for rent holidays and escalating payments. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. The Company records deferred lease payments in accrued expenses and other current liabilities and in other long-term liabilities.

(s) Deferred Financing Costs

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

Following is a description of significant collaborations and license agreements:

(a) Amgen Inc.

In 1996, the Company licensed worldwide rights (with the exception of China, Japan, North and South Korea, and Taiwan) to Amgen, Inc. to develop and commercialize cinacalcet HCl for the treatment of hyperparathyroidism and indications other than osteoporosis and related bone metabolism disorders. Amgen is incurring all costs of developing and commercializing these products. Amgen paid the Company a $10.0 million nonrefundable license fee and agreed to pay up to $400,000 per year through 2000 in development support, potential additional development milestone payments totaling $26.0 million, and royalties on any future product sales. Such $26.0 million of potential additional milestone payments includes the Company's potential to earn a $5.0 million milestone payment upon the FDA approval to sell a compound under the license agreement having a different structural formula from cinacalcet HC1. The future milestone is tied to future events outside the Company's control. The Company believes these are substantive in nature and there is no assurance that they will be achieved. Through December 31, 2014, Amgen has paid the Company $21.0 million in milestone payments, of which none were recognized during 2014, 2013, and 2012, respectively. The Company recognized royalties from product sales of $111.9 million, $112.9 million and $89.3 million in 2014, 2013 and 2012, respectively, under the contract.

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

(b) GlaxoSmithKline

In 1993, the Company entered into an agreement with GlaxoSmithKline (GSK) to collaborate on the research, development and commercialization of calcium receptor active compounds to treat osteoporosis and other bone metabolism disorders, excluding hyperparathyroidism. Under the terms of the agreement, the Company may receive milestone payments and royalties from any product sales under the license and a share of the profits from co-promoted products. To date, GSK has paid the Company $12.0 million in milestone payments, of which none were recognized during 2014, 2013 or 2012. The Company granted GSK the exclusive license to develop and market worldwide compounds described under the GSK agreement, subject to the Company's right to co-promote in the United States. Once compounds have been selected for development, GSK has agreed to conduct and fund all development of such products, including all human clinical trials and regulatory submissions. In December 2006, the Company entered into an amendment to the agreement with GSK that permits GSK to develop additional compounds. In consideration for this amendment, the Company received a $3.0 million fee during 2006. The Company recognized no revenue related to its agreement with GSK in 2014, 2013 or 2012.

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

(c) Kyowa Hakko Kirin

In 1995, the Company entered into an agreement with the pharmaceutical division of Kyowa Hakko Kirin Co. Ltd, formerly Kirin Brewery Company Limited, to develop and commercialize compounds for the treatment of hyperparathyroidism in Japan, China, North Korea, South Korea and Taiwan. Kyowa Hakko Kirin paid the Company a $5.0 million license fee during 2005 and agreed to pay up to $7.0 million in research support, potential additional milestone payments totaling $13.0 million and royalties on product sales. Kyowa Hakko Kirin is incurring all costs of developing and commercializing products. Any payments subsequent to June 2000 represent milestone and royalty payments. Through December 31, 2014, Kyowa Hakko Kirin has paid the Company $7.0 million in research support and $13.0 million in milestone payments none of which were recognized during 2014, 2013 or 2012. In October 2007, Kyowa Hakko Kirin received approval from the Japanese Pharmaceuticals and Medical Devices Agency to market cinacalcet HCl in Japan for the treatment of patients with secondary hyperparathyroidism during maintenance dialysis. The parties participate in a collaborative research program utilizing the Company's parathyroid calcium receptor technology. Under the Company's agreement with Kyowa Hakko Kirin, the Company recognized no milestone and license fee revenue in 2014, 2013 and 2012, respectively, and royalty revenue of $8.5 million in 2014, $8.0 million in 2013 and $8.7 million in 2012.

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

(d) Takeda GmbH

On March 18, 2013, the Company entered into a Termination and Transition Agreement, with Takeda GmbH, whereby the 2007 teduglutide and 2004 Preotact agreements were terminated. (see note 10)

Revenues from Takeda related to the Preotact agreement, were $0, $0 and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(e) Janssen Pharmaceuticals, Inc.

In December 2006, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. formerly known as Ortho-McNeil Pharmaceutical (Janssen) pertaining to certain NPS patents. Janssen paid the Company an $8.0 million fee and agreed to pay royalties on sales of licensed products. NPS will not incur any development or commercialization costs for these products. The Company is responsible for patent prosecution and maintenance of the related patents. The Company may terminate the agreement if Janssen fails to make a payment and does not cure that default within 30 days, or if it does not cure any other default within sixty days of notice. Janssen may terminate the agreement on 60 days written notice for material breach if NPS has not cured the breach by that time or on 60 days written notice. Termination does not affect any previously-matured payment obligations. In November 2008, the U.S. Food and Drug Administration (FDA) approved Nucynta (tapentadol) hydrochloride immediate release (IR) tablets for the relief of moderate to severe acute pain. This compound is covered under our agreement and Janssen is required to pay the Company a royalty on the product's sales. Nucynta is a novel investigational, centrally acting oral analgesic, which was launched in the second quarter of 2009. The Company recognized revenue of $2.6 million, $2.9 million and $2.8 million in 2014, 2013 and 2012, respectively.

(f) Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd.

In December 2008, the Company entered into an agreement with Hoffman-La Roche Inc. and F. Hoffmann-La Roche Ltd. (Roche), under which the Company granted the Roche entities a non-exclusive license (with the right to grant sublicenses) to develop, make, import, use of for sale or sell products covered by patents relating to modulation of NMDA receptor activity using glycine uptake antagonists. In return Roche paid the Company an upfront licensing fee of $2.0 million, and agreed to make additional payments for the achievement of certain regulatory milestones. Through December 31, 2014, Roche has paid the Company $250,000 in milestone payments. Further, Roche agreed to pay royalties on sales of licensed products, if any. Either party may terminate the agreement on 30 days written notice due to a material breach by the other, or in the case of the other party's insolvency. Amounts due prior to termination will remain due thereafter. NPS will not incur any development or commercialization costs for these products. The Company has not recognized revenue in 2014, 2013 and 2012, respectively, as the Company had no continuing involvement in the arrangement.

(g) In-License and Purchase Agreements

Depending on the commercial success of certain products, the Company may be required to pay license fees or royalties. Additionally, the Company is required to pay royalties on sales of cinacalcet HCl up to a cumulative maximum of $15.0 million. To date, $15.0 million has been accrued for related royalties payable on sales of cinacalcet HC1, of which, $10.4 million has been paid. Annual payments due are limited to a maximum of $1.0 million. Accruals of $3.6 million and $1.0 million at December 31, 2014 are recorded in other liabilities and accrued expenses and other current liabilities, respectively.

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

Potential common shares of approximately 5.6 million, 7.2 million and 8.0 million during the years ended December 31, 2014, 2013, and 2012, respectively, that could potentially dilute basic income (loss) per common share in the future were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive for the periods presented. Potential dilutive common shares for the years ended December 31, 2014, 2013 and 2012 include approximately 817,000, 3.0 million and 3.0 million common shares related to convertible debentures, respectively, and 4.8 million, 4.1 million, and 5.0 million shares, respectively, related to stock options, restricted stock, and restricted stock units.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets (all marketable investment securities) that are required to be measured at fair value as of December 31, 2014 and December 31, 2013 (in thousands):

As of December 31, 2014:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$6,615	$-	$6,615
Corporate debt	-	88,733	-	88,733
Gevernment agency debt	-	3,278	-	3,278
Money market funds	42,349	-	-	42,349
Total assets at fair value	$42,349	$98,626	$-	$140,975

As of December 31, 2013:	Level 1	Level 2	Level 3	Total

Certificate of deposits	$-	$13,020	$-	$13,020
Corporate debt	-	91,887	-	91,887
Gevernment agency debt	-	27,131	-	27,131
Money market funds	23,043	-	-	23,043
Total assets at fair value	$23,043	$132,038	$-	$155,081

As of December 31, 2014 and December 31, 2013, the fair values of the Company's Level 2 securities were $98.6 million and $132.0 million, respectively. These securities are certificates of deposit or commercial paper issued by domestic companies with an original maturity of greater than ninety days. These securities are currently rated A-1 or higher. The Company's cash equivalents are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations for similar assets. These investments are initially valued at the transaction price and subsequently valued utilizing third party pricing providers or other market observable data. Data used in the analysis include reportable trades, broker/dealer quotes, bids and offers, benchmark yields and credit spreads. The Company validates the prices provided by its third party pricing providers by reviewing their pricing methods, analyzing pricing inputs and confirming that the securities have traded in normally functioning markets. The Company did not adjust or override any fair value measurements provided by its pricing providers as of December 31, 2014 or 2013.

As of December 31, 2014 and 2013, the Company did not have any investments in Level 3 securities.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.

The carrying amounts reflected in the consolidated balance sheets for certain short-term financial instruments including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate fair value due to their short-term nature except that the estimated fair value and carrying value of the Brigham and Women's Hospital royalty liability using a discounted cash flow model is approximately $3.7 million and $4.6 million, respectively, at December 31, 2014 and $4.3 million and $5.6 million, respectively, at December 31, 2013.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
5.75% Convertible Notes	$-	$-	$92,338	$16,545
Sensipar Notes	26,312	26,230	54,097	54,395
PTH 1-84-Secured Debt	54,730	42,790	50,058	42,790
Regpara-Secured Debt	29,249	30,986	37,348	35,202
Total	$110,291	$100,006	$233,841	$148,932

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

(5) Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable and marketable investment securities. The majority of the Company's accounts receivable are payable by large pharmaceutical companies and specialty pharmacies and collateral is generally not required from these companies. Substantially all of the Company's royalty revenues and the related accounts receivable balances for the years ended December 31, 2014 and 2013 were from three licensees of the Company. Substantially all of the Company's product sales revenues for the year ended December 31, 2014 and 2013, and substantially all of the Company's trade accounts receivable balances at December 31, 2014 and 2013 were from six specialty pharmacies. The Company's portfolio of marketable investment securities is subject to concentration limits set within the Company's investment policy that help to mitigate its credit exposure.

The following is a summary of the Company's marketable investment securities (in thousands):

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2014:	cost	gains	losses	value
Debt securities:
Corporate	$95,423	$3	$(78)	$95,348
Government agency	3,277	1	-	3,278
Total marketable investment securites	$98,700	$4	$(78)	$98,626

		Gross	Gross
		unrealized	unrealized
	Amortized	holding	holding	Fair
As of December 31, 2013:	cost	gains	losses	value
Debt securities:
Corporate	$103,175	$23	$(60)	$103,138
Government agency	26,110	22	-	26,132
Total marketable investment securites	$129,285	$45	$(60)	$129,270

Marketable investment securities available for sale in an unrealized loss position as of December 31, 2014 and 2013 are summarized as follows (in thousands):

	Held for less than 12 months		Held for more than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2014
Available for Sale:
Debt securities:
Corporate	$90,327	$78	$-	$-	$90,327	$78
Government agency	-	-	-	-	-	-
	$90,327	$78	$-	$-	$90,327	$78

December 31, 2013
Available for Sale:
Debt securities:
Corporate	$74,407	$56	$5,732	$4	$80,139	$60
Government agency	-	-	-	-	-	-
	$74,407	$56	$5,732	$4	$80,139	$60

Summary of Contractual Maturities

Maturities of marketable investment securities are as follows at December 31, 2014 and December 31, 2013 (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Due within one year	$95,499	$95,430	$103,280	$103,266
Due after one year through five years	3,201	3,196	26,005	26,004
Due after five years through ten years	-	-	-	-
Due after ten years	-	-	-	-
Total debt securities	$98,700	$98,626	$129,285	$129,270

Impairments

No impairment losses were recognized through earnings related to available for sale securities during the years ended December 31, 2014 or 2013.

Proceeds from Available for Sale Securities

The proceeds from maturities and sales of available for sale securities and resulting realized gains and losses, were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Proceeds from sales and maturities	$134,667	$107,871	$119,507
Realized gains	12	4	4
Realized losses	-	-	-

(6) Inventory

Inventories are stated at the lower of cost or market. Inventory is as follows at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Raw materials	$34,020	$29,330
Finished goods	2,795	705
Total inventory	$36,815	$30,035

Inventory acquired prior to receipt of marketing approval of a product candidate is expensed as research and development as incurred. The Company begins to capitalize the costs associated with the production of the inventory upon marketing approval of a product candidate.

(7) Property and Equipment, Net

Property and equipment is recorded at cost and consists of the following (in thousands):

	December 31,
	2014	2013
Office Equipment	$8,346	$5,519
Laboratory Equipment	223	216
Leasehold Improvements	2,109	2,023
Total property and equipment	10,678	7,758
Less accumulated depreciation	(4,892)	(3,356)
Total equipment, net	$5,786	$4,402

(8) Leases

The Company has non-cancelable operating leases for its office space in Bedminster, New Jersey that expire in 2016. The Company also has non-cancelable operating leases for office space in Europe for the expansion of the Company's global business and certain equipment that expire between 2015 and 2016. Rent-free periods and other incentives granted under the leases and scheduled rent increases are charged to rent expense on a straight-line basis over the related terms of the lease. Rental expense for operating leases was approximately $2.6 million, $1.7 million, and $1.6 million for 2014, 2013, and 2012, respectively. The future lease payments under non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Operating
leases
Year ending December 31:
2015	$3,154
2016	1,835
2017	4
2018	-
2019	-
Total minimum lease payments	$4,993

(9) Long-term Debt

The following table reflects the carrying value of our long-term debt under various financing arrangements as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Convertible notes	$-	$16,545
Non-recourse debt	100,006	132,387
Total debt	100,006	148,932
Less current portion	10,252	25,297
Total long-term debt	$89,754	$123,635

(a) Convertible Notes

On April 8, 2014, the holders of the 5.75% Convertible Notes converted the remaining outstanding notes at a conversion price of $5.44 per share. The Company issued 3.0 million shares pursuant to this conversion and retired the remaining $16.5 million of the outstanding 5.75% Convertible Notes.

(b) Non-recourse Debt

Sensipar and Mimpara-secured Non-recourse Debt

As of December 31, 2014 and 2013, the outstanding principal balances on Sensipar and Mimpara-secured debt were $26.2 million and $54.4 million, respectively. The Sensipar and Mimpara-secured debt is non-recourse to the Company and solely secured and serviced by its Sensipar and Mimpara (cinacalcet HCl) royalty revenues and milestone payments. The Sensipar and Mimpara-secured non-recourse debt relates to the following royalty monetization transactions: (i) the private placement of $175.0 million in non-recourse 8.0% Notes due March 30, 2017 (Class A Notes), (ii) the private placement of $100.0 million in non-recourse 15.5% Notes due March 30, 2017 (Class B Notes), and (iii) the amendment of the Company's agreement with Amgen in August 2011.

The Class A Notes were paid in full on March 30, 2011 and the Class B Notes were paid in full on September 30, 2011 when they were redeemable at their par value.

The Company amended its agreement with Amgen effective September 30, 2011 whereby Amgen advanced $145.0 million of Sensipar and Mimpara royalties to the Company. The Sensipar Notes accrue interest at an annual rate of 9%, compounded quarterly and payable forty-five days after the close of each quarter. The payment of the royalty advance and discount shall be satisfied solely by Amgen's withholding of royalties and except in the event of a breach of certain customary representations and warranties under the agreement, the Company will have no obligation to repay any unsettled amount. The Company further amended the agreement with Amgen effective June 29, 2012, limiting the royalty offset of the royalty advance up to $8.0 million per quarter with royalties in excess of $8.0 million paid to the Company for the respective quarter, thereby extending the royalty advance repayment period. After the payment of the royalty advance and a 9 percent per annum discount on the balance of the advance, Amgen will resume paying NPS all royalties earned through December 31, 2018. As of December 31, 2014, the Company classified $7.4 million of the Sensipar Notes as current based on royalty payments accrued as of December 31, 2014. The Sensipar Notes are non-recourse to the Company. Accrued interest on the Sensipar Notes was approximately $286,000 and $592,000 as of December 31, 2014 and 2013, respectively. The Company incurred debt issuance costs of $96,000, which are being amortized using the effective interest method. The effective interest rate on the Sensipar Notes, including debt issuance costs, is approximately 9%.

Under the Company's agreement for the Sensipar Notes, the Company would potentially be liable for its breaches or defaults, if any.

PTH 1-84-secured Non-recourse Debt

As of December 31, 2014 and 2013, the outstanding principal balances on the PTH 1-84-secured debt were $42.8 million, respectively. In July 2007, the Company entered into an agreement with DRI Capital, or DRI, formerly Drug Royalty L.P.3, in which the Company sold to DRI its right to receive future royalty payments arising from sales of recombinant human parathyroid hormone 1-84 [rDNA origin] ("PTH") under its license agreement with Takeda. Under the agreement, DRI paid the Company an up-front purchase price of $50.0 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's July 2007 agreement with DRI, the Company granted DRI a security interest in its license agreement with Takeda for Preotact and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above.

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

The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall expire on a country-by-country basis upon the later of (i) the last to expire patent controlled by the Company with claims covering PTH in such country or (ii) the expiration of any period of regulatory exclusivity applicable to PTH in such country. The Company's obligation to pay royalties to DRI under the Amendment and Restatement shall terminate in its entirety once cumulative royalty payments made to DRI by Takeda and the Company total $125.0 million. As of December 31, 2014, $45.5 million in royalties had been paid to DRI.

DRI continues to maintain a security interest in NPS patents that contain claims covering PTH and certain other NPS intellectual property related to PTH. In the event of a default by NPS under the Amendment and Restatement, DRI would be entitled to enforce its security interest against NPS and such intellectual property.

The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life. Accrued interest under the DRI agreement was $6.2 million and $0 as of December 31, 2014 and 2013, respectively. The repayment of the remaining $42.8 million is secured solely by future royalty payments arising from sales of PTH by the Company. The PTH-secured debt is non-recourse to the Company.

REGPARA-secured Non-recourse Debt

As of December 31, 2014 and 2013, the outstanding principal balances on REGPARA-secured debt were $31.0 million and $35.2 million, respectively. In February 2010, the Company entered into an agreement with an affiliate of DRI, in which the Company sold to DRI its right to receive future royalty payments arising from sales of REGPARA® (cinacalcet HC1) under its license agreement with Kyowa Hakko Kirin. Under the agreement, DRI paid the Company an up-front purchase price of $38.4 million. If and when DRI receives two and a half times the amount paid to the Company, the agreement will terminate and the remainder of the royalties, if any, will revert back to the Company. In connection with the Company's February 2010 agreement with DRI, the Company granted DRI a security interest in its license agreement with Kyowa Hakko Kirin for REGPARA and certain of its patents and other intellectual property underlying that agreement. In the event of a default by NPS under the agreement with DRI, DRI would be entitled to enforce its security interest against NPS and the property described above. The Company determined the initial up-front purchase price is debt and is being amortized into earnings using the effective interest method over the estimated life of approximately 11 years. In accordance with the agreement, on March 1, 2010, DRI received the $2.1 million royalty owed to NPS for REGPARA sales during the six months ended December 31, 2009, which reduced the liability recorded for the DRI transaction to $36.3 million. As of December 31, 2014 and 2013, the Company classified $2.8 million and $1.9 million, respectively, of the REGPARA-secured debt as current based on royalty payments accrued as of December 31, 2014 and 2013, respectively. Accrued interest under the DRI agreement was $576,000 and $1.1 million as of December 31, 2014 and 2013, respectively. Through December 31, 2014, $36.2 million has been paid to DRI. The repayment of the remaining $31.0 million is secured solely by future royalty payments arising from sales of REGPARA by Kyowa Hakko Kirin. The effective interest rate under the agreement, including issuance costs, is approximately 15.6%. The REGPARA-secured debt is non-recourse to the Company.

(c) Contractual maturities of long-term debt

The aggregate contractual maturities of long-term debt, including estimated maturities of the Non-recourse Debt, due subsequent to December 31, 2014 are as follows (in thousands):

Year ending December 31:
2015	$31,964
2016	5,290
2017	4,733
2018	5,177
2019	26,894
Thereafter	25,948
Total long-term debt	$100,006

(10) Takeda Termination and Transition Agreement

On March 18, 2013, the Company entered into a Termination and Transition Agreement (the Agreement), with Takeda GmbH (Takeda GmbH), and Takeda Pharma A/S (Takeda Pharma and, together with Takeda GmbH, Takeda).

The Agreement provides for the termination of the license agreement, dated July 2, 2007, as amended, which granted Takeda Pharma the exclusive license to sell, market and commercialize recombinant human parathyroid hormone 1-84 [rDNA origin] (rhPTH 1-84) worldwide, except for the U.S., Israel, and Japan, and a non-exclusive license to manufacture and develop rhPTH 1-84 (the rhPTH 1-84 License Agreement). Pursuant to the rhPTH 1-84 License Agreement the rights were returned to the Company without consideration. Preotact is the brand name that Takeda Pharma has used to market rhPTH 1-84 for the treatment of osteoporosis in certain of its licensed territories. The Company developed rhPTH 1-84 in the U.S. under the trade name Natpara for the treatment of hypoparathyroidism. In January 2015, the FDA approved the Company's second product, Natpara® (parathyroid hormone) for Injection as an adjunct to calcium and vitamin D to control hypocalcemia in patients with hypoparathyroidism,

The Agreement also provides for the termination of the license agreement, dated September 24, 2007, as amended, which granted Takeda GmbH the exclusive license to develop and commercialize teduglutide worldwide, except for North America and Israel (the Revestive License Agreement). Takeda GmbH developed and obtained approval in the EU in August 2012 for teduglutide under the trade name Revestive for the treatment of Short Bowel Syndrome (SBS) in adults. The Company obtained U.S. Food and Drug Administration approval in the U.S. in December 2012 for teduglutide under the trade name Gattex for adult patients with SBS who are dependent on parenteral support. As a result of the termination of the License Agreements, the Company now has the exclusive rights worldwide to develop and commercialize teduglutide and PTH, except as noted in Note 9.

Takeda assigned to NPS its assets related to the two products, including all of its active pharmaceutical ingredient inventory and information related to the products' continued development, manufacture, and commercialization, including life cycle management assets. Takeda received 6.1 million shares of NPS common stock that were valued at $54.9 million as of the date of the transaction. Takeda will also earn a $30.0 million milestone payment in the first calendar year that combined worldwide net sales of both products exceed $750 million. This milestone includes an early payment trigger upon a qualified change of control. NPS has the option of making this milestone payment in cash or NPS common stock. Pending the closing of the tender offer related to the Merger Agreement, that transaction would be considered a qualifying change in control.

The Company engaged an independent valuation firm to assist it in determining the fair value of the assets acquired. Using these fair values, the Company assigned $16.6 million to the Revestive active pharmaceutical ingredient (API), $17.1 million to the PTH API and $20.7 million to the Revestive product rights. The Company capitalized the Revestive and PTH API as inventory and capitalized the product rights to intangibles, net on the Company's balance sheet due to the fact that Revestive and Preotact are approved in the EU for SBS and Osteoporosis, respectively. The Company is amortizing the Revestive product rights on a straight-line basis over the estimated useful life of approximately 12 years. Through December 31, 2014, $3.2 million of the Revestive products rights have been amortized and expensed. The estimated amortization expense for each of the next five years is approximately $1.8 million.

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

(12) Share-Based Compensation Plans

As of December 31, 2014, the Company has five equity incentive plans: the 1994 Nonemployee Directors' Stock Option Plan (the Directors' Plan), the 1998 Stock Option Plan (the 1998 Plan), the 2005 Omnibus Incentive Plan (the 2005 Plan), the 2014 Omnibus Equity Compensation Plan (the 2014 Plan), and the Employee Stock Purchase Plan ("ESPP"). These plans provide that in the event of certain change in control transactions, including a merger or consolidation in which the Company is not the surviving corporation or a reorganization in which more than fifty-percent (50%) of the shares of the Company's common stock entitled to vote are exchanged, all outstanding, unvested equity awards under these plans will vest, and in the case of stock options, will become immediately exercisable.

As of December 31, 2014, there are no shares reserved for future grant under the Directors' Plan, the 1998 Plan and the 2005 Plan. As of December 31, 2014, there are 6,504,764 shares reserved for future grant under the 2014 Plan. The Company's 2014 Plan provides for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, dividend equivalents and other stock-based awards. Under the Company's 2014 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, will not be less than the fair market value of the Company's common stock on the date of award. Stock options generally vest 25% after year one and 6.25% every three months thereafter. Under the Company's 2005 Plan, the exercise price of stock options, the grant price of stock appreciation rights and the initial value of performance awards, must be equal to at least 100% of the fair market value of the Company's common stock on the date of grant. Stock options generally vest 28% after year one and 2% per month thereafter or 25% after year one and 6.25% every three months thereafter. Under the Company's 1998 Plan, the exercise price of options is not less than the fair market value of the Company's common stock on the date of grant. The number of shares, terms, and exercise period are determined by the board of directors on a grant-by-grant basis, and the exercise period does not extend beyond ten years from the date of the grant. Stock options generally vest 28% after one year and 2% or 3% per month thereafter or 25% after year one and 6.25% every three months thereafter.

During the year ended December 31, 2010, the Company's Board of Directors awarded a total of 1,130,700 performance condition options to certain of the Company's employees. Vesting of these options are subject to the Company achieving certain performance criteria established at the grant date and the individuals fulfilling a service condition (continued employment). As of December 31, 2014, the performance criteria of 884,590 of these options had been satisfied and these options will become exercisable based on the following vesting schedule: 25% on each of the first four anniversaries of the date of grant, which was February 20, 2010 (the date of grant). The Company recognized $192,000, $277,000 and $1.1 million of compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, related to these options. The final performance criteria had not been met and therefore the remaining 246,110 options have been forfeited. The Company utilized the Black-Scholes option pricing model to determine the grant date fair value of the awards.

On May 19, 2010, the shareholders approved an ESPP whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The shareholders have authorized 500,000 shares for purchase by employees. During the years ended December 31, 2014, 2013 and 2012, employees purchased 40,120, 72,937 and 45,553 shares, respectively, under the ESPP. The Company has 289,465 shares available for future purchase as of December 31, 2014.

The Company estimates expected volatility considering implied volatility based on market-traded options on the Company's common stock and historical volatility of the Company's common stock over the expected life of the options. In estimating volatility for the years ended December 31, 2014, 2013 and 2012 the Company weighted implied volatility at zero percent and historical volatility at 100%. The Company recognizes compensation cost for awards on a straight-line basis over the requisite service period for the entire award. Additionally, the Company's policy is to issue new shares of common stock to satisfy stock option exercises, ESPP purchases or grants of restricted shares or deferred stock units.

The compensation expense related to stock options, ESPP purchases, restricted shares and deferred stock units are recorded in expense categories based on where other compensation cost is recorded for employees receiving the awards.

The following table summarizes the effect of compensation cost arising from share-based payment arrangements in the Company's Statements of Operations for the years ended December 31, 2014, 2013 and 2012 for the Company's stock option plans, the ESPP and other share-based awards (in thousands):

	Years ended December 31,
	2014	2013	2012
Research and development	$5,657	$4,107	$3,343
Selling, general and administrative	9,346	5,330	4,205
Amounts charged against income, before
income tax expense	$15,003	$9,437	$7,548

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

Years ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	57.98% — 60.69%	59.15% — 60.69%	61.22% — 67.58%
Risk-free interest rate	1.4% — 1.8%	0.7% — 3.7%	0.6% — 1.1%
Expected term (in years)	5.2 — 5.6	5.2 — 6.0	5.1 — 5.9

A summary of activity related to aggregate stock options under all plans is indicated in the following table (in thousands, except per share amounts):

	Year ended December 31, 2014
		Weighted	Weighted
	Number	average	average remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	term	value
	(in thousands)		(in years)	(in thousands)
Options outstanding at beginning
of year	6,656	$8.03
Options granted	1,269	32.80
Options exercised	1,245	7.48
Options forfeited/expired	559	11.56
Options outstanding at end of year	6,121	12.96	7.21	$141,011

Vested and expected to vest	5,838	12.53	7.14	$136,909

Options exercisable at end of year	3,246	$7.16	6.11	$92,865

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $17.54, $5.66 and $4.46, respectively. The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $31.5 million, $33.4 million and $2.0 million, respectively.

Restricted stock, restricted stock units and deferred stock unit grants consist of the Company's common stock. The fair value of each restricted stock grant, restricted stock unit and deferred stock unit is equal to the market price of the Company's stock at the date of grant. Restricted stock and restricted stock unit grants are time vested. During the years ended December 31, 2014, 2013 and 2012, the Company granted 7,136, 35,097 and 20,334 deferred stock units, respectively, to directors for services, which did not contain any vesting restrictions. During the years ended December 31, 2014, 2013 and 2012, the Company granted 27,432, 75,940 and 106,575 restricted stock units, respectively, to directors for services, which vest over one year. At December 31, 2014, there are 649,642 deferred stock units outstanding. During the years ended December 31, 2014, 2013 and 2012 the Company granted to employees 328,916, 317,212 and 307,720 shares of restricted stock, respectively, which will vest over a period of one to three years. During the years ended December 31, 2014, 2013 and 2012 the Company granted to employees 30,412, 141,507 and 0 shares of restricted stock, respectively, which have certain performance criteria that is set by the Compensation Committee. If the performance criteria is met, the awards will vest over a period of one to three years.

A summary of activity related to aggregate restricted stock, restricted stock units and deferred stock units as of December 31, 2014, is indicated in the following table (shares in thousands, except per share amounts):

	Number of	Weighted-average
	shares	grant date fair value
Nonvested at beginning of year	752	$8.89
Granted	394	31.07
Vested	(229)	9.19
Forfeited	(59)	12.40
Nonvested at December 31, 2014	858	$18.75

As of December 31, 2014, there was $23.2 million of total unrecognized compensation cost related to all unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.82 years.

(13) Income Taxes

The components of loss before income taxes for the years ended December 31, 2014, 2013 and 2012 includes the following (in thousands):

	Years ended December 31,
	2014	2013	2012

United States	$36,829	$(9,748)	$(18,735)
Foreign	(44,768)	(3,574)	-
Loss before income taxes	$(7,939)	$(13,322)	$(18,735)

The Company has recorded income tax expense for the years ended December 31, 2014, 2013 and 2012 of $766,000, $182,000, and $0, respectively. The income tax expense for the year ended December 31, 2014 was primarily related to state income taxes and other non-U.S. income taxes and the income tax expense for the year ended December 31, 2013 was primarily related to a non-cash charge for state income taxes.

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income tax expense (benefit) as a result of the following (in thousands):

	Years ended December 31,
	2014	2013	2012

Computed "expected" tax benefit	$(2,699)	$(4,529)	$(6,370)
IRC §382 adjustment	-	6,575	59,822
Change in the valuation allowance for deferred tax assets
attributable to operations and other adjustments	(7,158)	2,840	(42,124)
Research credit	(9,217)	(12,237)	(10,231)
State income taxes, net of federal tax effect	527	182	-
Equity based compensation expense	1,310	678	513
Intercompany license of intellectual property	-	5,440	-
Foreign tax rate differences	15,358	940	-
Non-recourse debt	2,056	(78)	(1,663)
Other	589	371	53
	$766	$182	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2014 and 2013 are presented below (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$109,751	$132,101
Research credit carryforward	82,633	68,277
Capital loss carryforward	4,101	4,186
Non-recourse debt	26,060	27,769
Acquired intellectual property	26,344	29,452
Capitalization of inventory	11,021	9,429
Stock compensation expense	4,479	2,935
Accrued compensation	3,269	3,117
Other	697	555
Total deferred tax assets	268,355	277,821
Less valuation allowance	(268,355)	(277,821)
Deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax asset (liability)	$-	$-

Carryfowards

At December 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $348.9 million which begin to expire in 2018, U.S. federal research credit carryforwards of $82.6 million, which begin to expire in 2030, and U.S. federal capital loss carryforwards of $10.7 million which begin to expire in 2015. The Company's domestic tax loss carryforwards for alternative minimum tax purposes is approximately the same as the Company's regular tax loss carryforwards. The Company also has New Jersey state net operating loss and capital loss carryforwards of approximately $337.5 million and $15.3 million, respectively, which begin to expire in 2015, and other domestic state net operating loss carryforwards and tax credit carryforwards in varying amounts depending on the different state laws.

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

The U.S. federal net operating loss carryforwards of approximately $348.9 million include approximately $10.1 million of excess tax benefits related to share-based payments that are presented on a tax effected basis within the deferred tax assets. Since this amount was recorded through additional paid-in capital, the related valuation allowance on these net operating loss carryforwards will be reversed through additional paid-in capital when these excess tax benefits are realized. Also, included in the U.S. federal net operating loss carryforwards are excess tax benefits related to share-based payments of approximately $51.8 million that are not recognized as a deferred tax asset as the amounts would not have resulted in a reduction in current taxes payable if all other net operating loss carryforwards currently available to the Company were utilized. The benefit of these deductions will be recognized through additional paid-in capital at the time the tax deduction results in a reduction of current taxes payable.

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

At December 31, 2014 and 2013, the Company maintained a full valuation allowance on its deferred tax assets. The Company has a history of cumulative losses. The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance. The valuation allowance for deferred tax assets decreased by $9.5 million in 2014 and increased by $215,000 in 2013.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Unrecognized
Tax Benefits
Balance as of January 1, 2013	$4,614
Additions for current year tax positions	-
Reductions for prior year tax positions	(677)
Balance as of December 31, 2013	3,937
Additions for current year tax positions	-
Reductions for prior year tax positions	-
Balance as of December 31, 2014	$3,937

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

Due to the Company's net operating loss carryforwards, any adjustment related to an unrecognized tax benefit would not be expected to result in a cash tax liability. Accordingly, the Company has not accrued for interest or penalties for the U.S. (both Federal and State) as of December 31, 2014 and 2013. Assuming the continued existence of a full valuation allowance on the Company's deferred tax assets, future recognition of any of the Company's unrecognized tax benefits would not impact the effective tax rate.

The Company files income tax returns in the United States and various foreign jurisdictions. Of the major jurisdictions, the Company is subject to examination in: the United States for U.S. federal purposes for 2011 and forward and for New Jersey for 2011 and forward. In August 2012, the IRS completed its examination of the Company's U.S. federal income tax returns for the year ended December 31, 2009.  In May 2013, the State of New Jersey completed its examination of the Company's New Jersey income tax returns through the year ended December 31, 2010. There were no adjustments as a result of these examinations.

(14) Employee Benefit Plans

The Company maintains a tax-qualified employee savings and retirement plan (401(k) Plan) covering all of the Company's employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation up to the maximum percent allowable, not to exceed the limits of code section 401(k), 403(b), 404 and 415, of eligible compensation or the prescribed IRS annual limit and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants. During the years ended December 31, 2014, 2013 and 2012, the Company matched 100% of employee contributions up to 3% of employee pre-tax contributions and 50% of employee contribution on the next 3% of employee pre-tax contributions. The Company recorded an expense associated with these matching contributions for the years ended December 31, 2014, 2013, and 2012 of $1.6 million, $1.1 million and $620,000, respectively.

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

The Company has contractual commitments of $17.4 million with external marketing, commercial readiness and market research organizations relating to pre-launch activities for Revestive and Natpara. These agreements are cancellable on notice of up to six months. The Company also has approximately $43.2 million in contractual commitments for other service agreements with varying terms and conditions.

The Company has entered into long-term agreements with various third-party contract manufacturers for the production and packaging of drug substance and drug product. Under the terms of these various contracts, the Company will be required to purchase certain minimum quantities of drug product each year.

The Company has contractual commitments of $73.7 million for drug substance, drug product and other manufacturing processes as of December 31, 2014 for the manufacture of clinical and commercial supplies of Gattex/Revestive and Natpara. Amounts owed to third-party contract manufacturers are based on firm commitments for the purchase of drug product. Amounts purchased under contractual inventory commitments from third-party contract manufacturers for the years ended December 31, 2014, 2013 and 2012 were $14.8 million, $15.0 million and $25.9 million, respectively.

In December 2009, the Company sold a majority interest in its subsidiary, Allelix, to a group of investors ("Investors"). NPS received $5.6 million in connection with the transactions in 2009. NPS is entitled to receive an additional Canadian $4.8 million, which would only be paid upon further investment in Allelix by the Investors, which would be expected to occur upon the successful completion of certain Canadian court proceedings. In connection with the transaction, the Company has indemnified the Investors for various items including product liabilities arising from the past operations of Allelix and has guaranteed that certain tax attributes exist as of the closing date. The maximum potential future payments related to these indemnifications or guarantees shall not exceed the amounts the Company has received in connection with the transaction ($5.1 million at December 31, 2014).

(17) Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except for per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31

(in thousands, except per share amounts)
2014
Revenues	$44,040	$56,127	$57,200	$66,695
Operating (loss) income	(2,948)	5,790	1,351	857
Net (loss) income	(6,576)	1,992	(2,146)	(1,975)
Basic (loss) income per common share	$(0.06)	$0.02	$(0.02)	$(0.02)
Diluted (loss) income per common
and potential common share	$(0.06)	$0.02	$(0.02)	$(0.02)

2013
Revenues	$25,434	$36,505	$39,202	$54,451
Operating (loss) income	(4,531)	(9,321)	1,769	10,588
Net (loss) income	(7,796)	(12,389)	(1,087)	7,768
Basic (loss) income per common share	$(0.09)	$(0.13)	$(0.01)	$0.08
Diluted (loss) income per common
and potential common share	$(0.09)	$(0.13)	$(0.01)	$0.07

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

ITEM 9A.	Controls and Procedures.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

KPMG LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an audit report on our internal control over financial reporting as of December 31, 2014. This report appears on page 65 of this report.

(c) Change in Internal Control over Financial Reporting.

On January 1, 2014, the Company adopted the Committee of Sponsoring Organizations new internal control framework ("COSO 2013"), which did not have a material impact on the Company's disclosure controls and procedures and internal controls over financial reporting. Other than the adoption of COSO 2013, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Election of Directors," and "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated into this item by reference. For information regarding our executive officers see Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. Executive Compensation.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" and is incorporated into this item by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this item by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Independence of the Board" and is incorporated into this item by reference.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders, under the caption "Principal Accountant Fees and Services" and is incorporated into this item by reference.

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
2.1

Termination and Transition Agreement, dated as of March 18, 2012, by and among Takeda GmbH, Takeda Pharma A/S and the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed March 19, 2013.

2.2

Agreement and Plan of Merger, dated as of January 11, 2015, among NPS Pharmaceuticals, Inc., Shire Pharmaceutical Holdings Ireland Limited, Knight Newco 2, Inc. and Shire plc, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed January 12, 2015.

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

3.1D

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 19, 2011, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed January 12, 2015.

3.3A

Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

3.3B

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

10.1A**

1998 Stock Option Plan (reflects all amendments by the Board of Directors through May 2008), incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 28, 2008.

10.1B**

Form of Performance-Based Stock Option Agreement under the NPS Pharmaceutical, Inc. 1998 Stock Option Plan, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.2**

Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors, incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.3**	Change in Control Severance Pay Plan, as amended, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed January 12, 2015.

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

10.4C

Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

10.4D

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

10.4F

Letter, dated January 24, 2000, from SmithKline Beecham to the Registrant Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4G

Letter, dated May 15, 2000, from SmithKline Beecham to the Registrant Re: Amendment Agreement, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4H

Letter, dated August 1, 2001, from GlaxoSmithKline to the Registrant Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4I

Amendment Agreement between the Registrant and SmithKline Beecham Corporation (d/b/a GlaxoSmithKline), dated December 14, 2006, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-23272), filed March 14, 2007.

10.4J*

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

10.5B

Letter, dated March 15, 1993 from the Registrant to The Brigham and Women's Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women's Hospital, Inc., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

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

10.7*

Development and License Agreement between the Registrant (conformed copy through Fifth Amendment, dated as of June 29, 2012), incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.8A**	2005 Omnibus Incentive Plan, as amended through May 18, 2011, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

10.8B**	2005 Omnibus Incentive Plan, as amended through May 7, 2013, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 9, 2013.

10.8C**	Form of Stock Option Grant Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8D**	Form of Restricted Stock Unit Agreement for Non-Employee Directors, Incorporated herein by reference to the Registrant's Current Report on Form 8- K (SEC File No. 000-23272), filed February 13, 2013.

10.8E**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8F**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8G**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8H**

Non-Employee Director Compensation Program, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 333-17521), filed May 3, 2012.

10.9A**	Non-Employee Director Deferred Compensation Program, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed July 1, 2005.

10.9B**	Form of Deferred Stock Unit Award Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed July 1, 2005.

10.10*

License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc., incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.11

Asset Purchase Agreement, dated October 9, 2007, between AstraZeneca AB and the Registrant, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12A*

Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12B*

Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12C*

Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12D*

Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.12E*

Letter Agreement, dated January 19, 2009, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.12F*

Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.13A**

Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272), filed May 19, 2008.

10.13B**

First Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Annual Report on Form 10- K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.13C**

Second Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.14**

First Amendment to Restrictive Covenant Agreement with Francois Nader, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272), filed May 19, 2008.

10.15**

Employment Agreement with Roger Garceau, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.16*

Agreement for Sale and Assignment of Rights, dated February 26, 2010, between the Registrant and LSRC II S.ÀR.L., incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (SEC File No. 000-23272), filed March 11, 2010.

10.17**	NPS Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant's Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2010.

10.18A*

Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc. dated March 25, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.18B*

First Amendment to Development and Supply Agreement, effective as of May 14, 2014, by and between Hospira Worldwide, Inc. and the Registrant, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 10, 2014.

10.19**

Amended and Restated Employment Agreement with Eric Pauwels dated May 6, 2014, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.20*

Manufacturing Agreement between the Registrant and SynCo Bio Partners B.V., dated August 1, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.21*

Commercial Manufacturing Agreement between the Registrant and Vetter Pharma International GmbH dated December 21, 2009, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (SEC File No. 000-23272), filed November 9, 2012.

10.22*

Amended and Restated Agreement for the Sale and Assignment of Rights, dated as of December 20, 2013, by and between the Registrant and Drug Royalty L.P. 3, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed February 18, 2014.

10.23**

Offer Letter of Susan Graf, dated as of April 29, 2013, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.24*

Contract Manufacturing and Supply Agreement, dated as of September 7, 2012, by and between Patheon UK Limited and the Registrant, as assignee of Takeda GmbH (f/k/a Nycomed Danmark ApS), incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.25**	NPS Pharmaceuticals, Inc. 2014 Omnibus Equity Compensation Plan, incorporated herein by reference to the Registrant's Current Report on Form 8- K, filed May 7, 2014.

10.26**	Form of Incentive Stock Option Award Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed May 7, 2014.

10.27**	Form of Nonqualified Stock Option Award Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed May 7, 2014.

10.28**	Form of Restricted Stock Unit Award Agreement, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed May 7, 2014.

10.29**	NPS Pharmaceuticals, Inc. Deferred Compensation Plan, incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed May 7, 2014.

10.30**

Employment Agreement with Christine Mikail, dated January 30, 2014, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.31**

Offer Letter with Robin Friedman dated January 30, 2014, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.32**

Employment Agreement with Paul Firuta dated March 3, 2014, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

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

________________
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

NPS PHARMACEUTICALS, INC.

Date: February 18, 2015	By:	/s/ FRANCOIS NADER Francois Nader President and Chief Executive Officer (Principal Executive Officer) and Director

Date: February 18, 2015	By:	/s/ LUKE M. BESHAR Luke M. Beshar Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ FRANCOIS NADER Francois Nader	President and Chief Executive Officer (principal executive officer) and Director	February 18, 2015

/s/ LUKE M. BESHAR Luke M. Beshar	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 18, 2015

/s/ MICHAEL W. BONNEY Michael W. Bonney	Director	February 18, 2015

/s/ COLIN BROOM Colin Broom	Director	February 18, 2015

/s/ GEORGES GEMAYEL Georges Gemayel	Director	February 18, 2015

/s/ PEDRO GRANADILLO Pedro Granadillo	Director	February 18, 2015

/s/ JAMES G. GRONINGER James G. Groninger	Director	February 18, 2015

/s/ PIERRE LEGAULT Pierre Legault	Director	February 18, 2015

/s/ RACHEL R. SELISKER Rachel R. Selisker	Director	February 18, 2015

/s/ PETER G. TOMBROS Peter G. Tombros	Chairman of the Board of Directors	February 18, 2015