Form 10-K/A
period 2014-12-31
NPS PHARMACEUTICALS INC
filed 2015-02-23
CIK 890465

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)*

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File Number 0-23272

NPS PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0439579
(State or Other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

550 Hills Drive, 3rd Floor, Bedminster, New Jersey	07921
(Address of Principal Executive Offices)	(Zip Code)

(908) 450-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Unless the context requires otherwise, references in this report to “NPS”, the “Company”, “we”, “us”, “our” and similar terms mean NPS Pharmaceuticals, Inc. and its subsidiaries.

NPS PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Original Form 10-K”) of NPS Pharmaceuticals, Inc. for the fiscal year ended December 31, 2014 is being filed solely for the purpose of setting forth the information required by Part III of Form 10-K which was previously incorporated by reference to portions of NPS’s Proxy Statement for the 2015 Annual Meeting of Stockholders.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. The remainder of the Form 10-K speaks as of the filing date of the Original Form 10-K and this Amendment No. 1 does not reflect events occurring after the filing date of the Original Form 10-K as to any part of the Form 10-K other than as required to reflect the amendments discussed above, or modify or update the disclosures therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Executive Officer Information

For information regarding our executive officers see Part I of the Original Form 10-K under the caption “Executive Officers of the Registrant.”

Director Information

Michael W. Bonney, B.A.

Director since 2005

Age 56

Biography

Mr. Bonney has served as a director since January 2005. Mr. Bonney has served from December 2014 through the present as a director of Alnylam Pharmaceuticals, Inc. Mr. Bonney served from June 2003 to July 2012 as the president and from June 2003 through October 2014 as chief executive officer and from June 2003 to January 2014 as a member of the Board of Directors of Cubist Pharmaceuticals, Inc., a public biopharmaceutical company. From January 2002 to June 2003, he served as its president and chief operating officer. From 1995 to 2001, he held various positions at Biogen, Inc., a public biopharmaceutical company, including vice president, sales and marketing from 1999 to 2001. Prior to 1995, Mr. Bonney held various positions in sales, marketing and strategic planning at Zeneca Pharmaceuticals, ending his eleven-year career there serving as National Business Director. Mr. Bonney has a B.A. in Economics from Bates College. Mr. Bonney is a Trustee of H&Q Healthcare Investors and H&Q Life Sciences Investors, Chair of the Board of Trustees of Bates College, and a member of the Board of Directors of Pharmaceuticals Research and Manufacturers of America (PhRMA), a trade association representing research-based pharmaceutical and biotechnology companies in the United States.

Qualifications

Mr. Bonney has extensive employment experience with public pharmaceutical companies, including in senior executive positions. This experience makes him a valued asset to the Board, as it enables him to offer a unique insight into the management and operation of pharmaceutical companies engaged in the research, development and commercialization of pharmaceutical products, as well as the reporting and other responsibilities of public companies generally.

Colin Broom, M.D.

Director since 2009

Age 59

Biography

Dr. Broom has served as a director since July 2009. Dr. Broom has served as CEO of Nabriva Therapeutics AG from September 2014 through the present. From May 2004 through April, 2014, he served in the role of Vice President, Chief Scientific Officer with responsibility for the leadership of all research and development and medical affairs activities at ViroPharma, Inc., a public biopharmaceutical company dedicated to the development and commercialization of products that address serious diseases treated by physician specialists and in a hospital setting, which was acquired by Shire plc in January 2014. From 2000 until 2003, Dr. Broom served as vice president of clinical development and medical affairs, Europe, for Amgen. Prior to serving at Amgen, he was vice president of clinical development for Hoechst Marion Roussel (now Sanofi) and for 14 years worked for Glaxo and then SmithKline Beecham (now GlaxoSmithKline) in a range of leadership positions of increasing responsibility, including head of global oncology and vice president of CNS/GI. Dr. Broom holds a bachelor of science degree in pharmacology from University College, London and a bachelor of medicine and bachelor of surgery degree from St. George’s Hospital Medical School, London. He is a Member of the Royal College of Physicians and a Fellow of the Faculty of Pharmaceutical Medicine of the UK Colleges of Physicians.

Qualifications

Dr. Broom has extensive experience heading the research and development efforts of other biopharmaceutical companies. Together with his educational background and international expertise, this experience enables him to provide valuable insight into the clinical development of proprietary products and other processes required to obtain approval of those products. For these reasons, Dr. Broom is a valued asset to our Board as we advance the development of our product candidates.

Georges Gemayel, Ph.D.

Director since 2012

Age 54

Biography

Dr. Gemayel has served as a director since February 2012. From January 2015 through the present, Dr. Gemayel has served as a director of Raptor Pharmaceutical Corp. From April 2007 until December 2011, Dr. Gemayel served as a director of Adolor Corporation, a public clinical development company that was acquired by Cubist Pharmaceuticals, Inc. From April 2010 to October 2010, Dr. Gemayel served as Executive Chairman of FoldRx Pharmaceuticals, Inc., a privately-held drug discovery and clinical development company that was acquired by Pfizer Inc. From June 2008 until November 2009, Dr. Gemayel served as President, Chief Executive Officer and a director of Altus Pharmaceuticals Inc., a publicly-traded pharmaceutical company. From 2003 to May 2008, Dr. Gemayel served as Executive Vice President Therapeutics and Biosurgery for Genzyme Corporation, where he was responsible for Genzyme’s global therapeutics, transplant, renal and biosurgery businesses. From 2000 to 2003, Dr. Gemayel was employed as Vice President National Specialty Care for Hoffmann-La Roche, responsible for its U.S. business for dermatology, oncology, transplantation, hepatitis and HIV. Dr. Gemayel joined Hoffmann-La Roche in 1988 and served in various positions of increasing responsibility during his tenure there. Dr. Gemayel received his doctorate in pharmacy from St. Joseph University in Beirut, Lebanon and his Ph.D. in Pharmacology from Paris-Sud University. In November 2009, while Dr. Gemayel was President, Chief Executive Officer and a director, Altus Pharmaceuticals filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code and ceased operations at such time. From February 2011 to December 2012, Dr. Gemayel served as Executive Chairman of Syndexa Pharmaceuticals Corp., a privately held company. Dr. Gemayel also serves as the Chairman of the Board of Directors of Vascular Magnetics, Inc., Epitherapeutics, and Oxthera and is a member of the Board of Directors of Orphazyme ApS, all privately held bio-pharmaceutical companies. He also serves on the Board of Directors of the International Institute of New England, a non-profit organization.

Qualifications

Dr. Gemayel has over 20 years of experience in management and leadership roles at publicly-traded pharmaceutical companies, and Dr. Gemayel has expertise as a pharmacologist, as well as in the areas of marketing and sales. Most recently, Dr. Gemayel served as Executive Chairman of FoldRx Pharmaceuticals. Dr. Gemayel’s experience enables him to provide valuable insight into the commercialization of our products. For these reasons, Dr. Gemayel is a valued asset to our Board as we have advanced to the commercial stage.

Pedro Granadillo, B.S.

Director since 2010

Age 67

Biography

Mr. Granadillo has served as a director since November 2010. Mr. Granadillo, who is now retired, has more than 30 years of pharmaceutical industry experience. At Eli Lilly and Company, he served as senior vice president of human resources, manufacturing and quality. As the company’s top executive for human resources, manufacturing and quality, Mr. Granadillo was a member of the executive committee and responsible for managing an extensive network of pharmaceutical manufacturing facilities and for policies affecting the company’s global workforce of more than 43,000 employees. Mr. Granadillo received a B.S. in industrial engineering from Purdue University. He currently serves as a director of Haemonetics Corporation, and previously served as a director of Noven Pharmaceuticals, First Indiana Bank, Nile Therapeutics, and Dendreon Corporation.

Qualifications

Mr. Granadillo’s extensive experience with public pharmaceutical companies in both senior management and Board positions are valuable assets contributing to his qualifications to serve as a member of our Board. Mr. Granadillo’s lengthy management experience covers a wide variety of areas, including the manufacturing of products, executive compensation practices, organizational capability, portfolio management and succession plans, and makes him a valued asset to our Board as we have advanced to the commercial stage.

James G. Groninger, M.B.A.

Director since 1988

Age 70

Biography

Mr. Groninger has served as a director since 1988. In February 2011, Mr. Groninger became CEO of TIPeR Technologies, Inc., a private biotechnology company licensing technology from the University of Pennsylvania to commercialize a technology using RNA to change cellular phenotypes. In February 2002, Mr. Groninger was appointed chief executive officer of LBS Technologies, Inc., a private biotechnology company focusing on RNA amplification and cellular therapy. Mr. Groninger founded in January 1995 and is president of The Bay South Company, a Richmond, Virginia-based provider of financial advisory and investment banking services. From 1970 through 1994 Mr. Groninger served as an Associate, Vice-President, Partner or Managing Director with investment banking firms in Chicago and Boston. Mr. Groninger serves as a director of LBS Technologies, Inc., OncoPlex Dx, Inc. (formerly Expression Pathology, Inc.), LaserGen, Inc., and Fluorinov Pharmaceuticals, all of which are private biotechnology companies. Mr. Groninger received a B.S. from Yale University and an M.B.A. degree from Harvard Business School, and has been certified with CPA and CFA designations.

Qualifications

Mr. Groninger’s background includes service as CEO of a biotechnology company and membership on multiple boards of life sciences companies, which collectively give him a valuable understanding of industry challenges and trends. In addition, his experience in accounting and the financial services industry makes him a valuable resource for the Board in connection with our financing efforts.

Pierre Legault, MBA, CA, CPA

Director since 2014

Age 54

Biography

Mr. Legault has served as a director since 2014.  Mr. Legault joined NephroGenex, Inc. in October 2013 as CEO and has been a member of its board of directors since November 2012. He formerly served as CEO of Prosidion, Ltd., a mid-size U.K. biotechnology firm, and has also served as executive vice president, chief financial officer and treasurer of OSI Pharmaceuticals. He was also senior executive vice president and chief administrative officer of Rite Aid Corporation, and president of the Eckerd Group, where he had overall managerial responsibilities for the Brooks Eckerd operations in the U.S. Mr. Legault also held several senior positions with Sanofi-Aventis and predecessor companies.  Mr. Legault is currently on the board of Regado Biosciences, Inc. and has served on the boards of Forest Laboratories, Inc., OSI Investment Holdings GMBH, Cyclacel Pharmaceuticals, Inc., The Jean Coutu Group (PJC) Inc. and several others. He studied at McGill University, University of Montreal (HEC) and the Harvard Business School, and holds a Six Sigma Green Belt, a BAA, MBA, CA and CPA diploma.

Qualifications

Mr. Legault’s background includes service as CEO of a biotechnology company and membership on multiple boards of life sciences companies, which collectively give him a valuable understanding of industry challenges and trends.

Francois Nader, M.D., M.B.A.

Director Since 2008

Age 58

Biography

Dr. Nader has been President and Chief Executive Officer of NPS since March 2008. Dr. Nader joined NPS in June 2006 and served as Executive Vice President and Chief Operating Officer until March 2008. Before joining NPS, Dr. Nader was a venture partner at Care Capital, LLC, where he served as Chief Medical Officer of its Clinical Development Capital unit from July 2005 to June 2006. From 2000 to 2004, he served as Senior Vice President, Integrated Healthcare Markets and Senior Vice President, North America Medical and Regulatory Affairs with Aventis Pharmaceuticals. He also held similar positions at Hoechst Marion Roussel and served as Head of Global Commercial Operations at the Pasteur Vaccines division of Rhone-Poulenc. Dr. Nader previously served as the Chairman of the Board of BioNJ, a trade association representing the biotechnology industry in New Jersey. Dr. Nader is a Board member of the Biotechnology Industry Organization (BIO) and the New Jersey Chamber of Commerce. He is also a Director of Acceleron Pharma, Inc., Clementia Pharmaceuticals, and Trevena, Inc. where he also serves as the Chair of its Compensation Committee. Dr. Nader received a French State Doctorate in Medicine from St. Joseph University (Lebanon) and a Physician Executive M.B.A. from the University of Tennessee.

Qualifications

In addition to benefiting from Dr. Nader’s extensive experience in the life sciences industry and his background in research and development, the Board values his contributions as the only management representative on our Board. Dr. Nader provides management’s perspective during Board discussions about the business and strategic direction of the Company and insight into all other aspects of the day-to-day operations of the Company.

Rachel R. Selisker, CPA

Director since 2005

Age 59

Biography

Ms. Selisker has served as a director since January 2005. Ms. Selisker is president of Seamark Advisors LLC and has provided financial consulting services in the healthcare sector since June 2007. She served from March 2006 to June 2007 as chief financial officer of AAIPharma Inc., a privately held contract research organization. From January 2001 to March 2006 she served as a managing director in the Raleigh, North Carolina office of Thompson Clive & Partners Inc., a venture capital firm based in London, where she focused on the life sciences sector. She served from July 1987 to February 2000 as the chief financial officer, and from February 2000 to January 2001 as senior vice president, global shared services, of Quintiles Transnational Corp., a publicly held global contract research organization. Ms. Selisker also served as director of Quintiles Transnational Corp. from November 1995 to February 2000. Ms. Selisker was a supervisor and staff accountant with the national accounting firm of Oppenheim, Appel, Dixon & Co. in Raleigh, North Carolina, from 1981 to 1987. She is a certified public accountant with extensive public accounting experience from 1976, when she graduated with her accounting degree from Wake Technical College in Raleigh, North Carolina until 1987, when she joined Quintiles. She also served as a director of Labopharm, Inc., from November 2008 to October 2011.

Qualifications

In addition to experience in the life sciences industry, Ms. Selisker has extensive public company accounting experience, which includes service as chief financial officer of a public company for over twelve years. Ms. Selisker’s accounting background and experience allow her to provide the Board with valuable insight into public company accounting issues and challenges and also qualify her to serve as the Board’s Audit Committee financial expert, as defined in applicable SEC rules.

Peter G. Tombros, M.S., M.B.A.

Director since 1998

Age 72

Biography

Mr. Tombros has served as a director since 1998, and in January 2008 was appointed chair of the Board. Since 2005, Mr. Tombros has served as professor and executive in residence in the Eberly College of Science BS/MBA Program at Pennsylvania State University. From 2001 to 2005, he was chair of the board and chief executive officer of VivoQuest, a private biopharmaceutical company. From 1994 until June 2001, Mr. Tombros served as president, chief executive officer and a director of Enzon Pharmaceuticals, a publicly held biopharmaceutical company. Prior to joining Enzon, Mr. Tombros spent 25 years with Pfizer Inc., a global healthcare company. At Pfizer, Mr. Tombros served in a variety of senior management positions, including vice president of marketing, senior vice president and general manager of the Roerig Pharmaceuticals Division, executive vice president of Pfizer Pharmaceuticals Division, director of Pfizer Pharmaceuticals Division, vice president of corporate strategic planning, and vice president, corporate officer, Pfizer Inc. Mr. Tombros also serves on the board of directors of Cambrex Corporation, a publicly held life sciences company focused on small molecule therapeutics and Sparta Systems, a privately held company focused on providing quality management solutions. Mr. Tombros received B.S. and M.S. degrees from Pennsylvania State University and an M.B.A. degree from the University of Pennsylvania Wharton Graduate School of Business.

Qualifications

Mr. Tombros has extensive experience in the pharmaceutical industry in both senior management and Board positions, with companies that include big pharma, biotechnology, specialty pharma, generic pharma and clinical research organizations. He has served as non-executive chair for three public companies, and as a director on five other public company boards. By virtue of Mr. Tombros’ extensive experience and leadership roles, he is able to provide the Board with valued guidance on navigating the financial and strategic challenges that are inherent to the industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and changes in ownership of our common stock. Officers, directors, and 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all of these filing requirements were timely satisfied by our directors, officers and 10% stockholders during the fiscal year ended December 31, 2014, except for (i) a late filing made by Francois Nader who inadvertently filed a late Form 4 on April 18, 2014 reporting the satisfaction of certain performance criteria of certain Performance Units and (ii) a late filing made by Pedro Granadillo who inadvertently filed a late Form 4 on February 18, 2014 reporting the grant of certain restricted stock units and the vesting of certain restricted stock units.

Code of Ethics

We have adopted a corporate Code of Business Conduct and Ethics that applies to all of our directors, officers (including our chief executive officer and chief financial and accounting officer), employees, and agents. We require that all of our directors, officers, employees and agents certify on an annual basis that they are in compliance with the code. A copy of the Code of Business Conduct and Ethics is available on the corporate governance section under the Investors tab of our website at www.npsp.com. We intend to disclose under the Investors tab on our website, in accordance with all applicable laws and regulations, any amendments to, or waivers from, our Code of Business Conduct and Ethics.

Audit Committee

The Board has a separately-designated standing Audit Committee, the functions of which include:

(i)                                     overseeing our accounting and financial reporting processes and audits of our financial statements;

(ii)                                  reviewing evaluations of our system of internal controls;

(iii)                               engaging and monitoring the independence and performance of our independent registered public accounting firm;

(iv)                              providing a forum for communication among the independent registered public accounting firm, management, and the Board; and

(v)                                 providing such additional information and materials the Audit Committee may deem necessary to make the Board aware of significant financial matters that require the Board’s attention.

The Audit Committee also prepares and submits the Audit Committee Report included in the Company’s Annual Proxy Statement. The Audit Committee is presently composed of five directors: Ms. Selisker, Dr. Gemayel, Mr. Legault, Mr. Groninger and Mr. Tombros. Ms. Selisker serves as the chair of the Audit Committee.

Our Board has determined that each member of the Audit Committee is independent under the independence criteria described above and meets the financial experience requirements under both the rules of the SEC and the listing standards of the NASDAQ Global Select Market. Our Board has also determined that Ms. Selisker qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The charter for the Audit Committee is available on the corporate governance section under the Investors tab of our website at www.npsp.com. The Audit Committee met four times during the fiscal year ended December 31, 2014.

ITEM 11.  Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material elements of our 2014 compensation programs and policies, including the objectives of our compensation programs and the reasons why we pay each element of compensation to our named executive officers. Following this discussion, you will find a series of tables containing more specific details of the 2014 fiscal year compensation earned by, or awarded to, our named executive officers. The following individuals were our named executive officers for fiscal year 2014:

Name	Position
Francois Nader	President and CEO
Luke Beshar	Executive VP and CFO
Roger Garceau	Executive VP and CMO
Eric Pauwels	Senior VP and CCO
Christine Mikail	Senior VP of Legal Affairs, General Counsel and Secretary

Executive Summary

The following provides a brief overview of certain highlights from the more detailed disclosure set forth in this Compensation Discussion and Analysis:

•                  Our compensation policy has two fundamental objectives: (1) to attract, retain and motivate highly talented and team-oriented executives and employees, and (2) to align our executives’ and employees’ interests with those of our stockholders by rewarding short-term and long-term performance.

•                  While compensation levels may differ among our named executive officers based on competitive factors and the role, responsibilities and performance of each specific named executive officer, in order to encourage our named executive officers to compete collectively and manage collaboratively, there are no material differences in the compensation philosophies, objectives or policies for our named executive officers, other than our CEO, whose compensation is tied more directly to overall Company performance than the other named executive officers. The Compensation Committee considers all executives’ relative pay when making practical decisions regarding hiring, promoting and retaining our executives but does not have a formal policy regarding internal pay equity.

•                  We have traditionally provided our named executive officers with the following types of compensation and benefits:

•                  annual base salary (cash);

•                  short-term incentive compensation (that is, annual cash bonus awards);

•                  long-term incentive compensation (typically equity compensation); and

•                  post-termination benefits, including in connection with a change of control of the Company.

•                  Our compensation programs are designed so that a significant portion of named executive officer compensation is variable, performance-based compensation, including long-term performance-based awards.

•                  In setting individual compensation for our executive officers, the Compensation Committee is guided by the total compensation paid for comparable positions within our peer group of companies. However, our compensation program is structured to allow an individualized assessment of compensation without a specific percentile target for peer group companies, and the Compensation Committee may provide total compensation above the mid-range of our peer group companies for superior or extraordinary performance.

•                  The Compensation Committee recommended, and the Board approved, an 8.3% base salary increase for Dr. Nader, bringing his 2014 base salary to be the mid-range of our 2014 peer group.

•                  The Compensation Committee considers individual and company performance in connection with determining annual base salary increases and in granting both short-term and long-term incentive awards.

•                  The price of our common stock increased by approximately 17.8% over the course of 2014 from a closing price on the NASDAQ Global Market of $30.36 per share on December 31, 2013 to $35.77 per share on December 31, 2014.

•                  It is our general practice not to provide perquisites or personal benefits to our named executive officers beyond what is generally offered to all employees.

•                  In May 2014, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 99% of stockholder votes cast voting in favor of our say-on-pay resolution.

As we evaluated our compensation practices and talent needs throughout 2014, we were mindful of the strong support our stockholders expressed for our pay-for-performance compensation philosophy. As a result, following our annual review of our executive compensation philosophy, the Compensation Committee decided to retain our general approach to executive compensation for 2014 with an emphasis on short- and long-term compensation that rewards our most senior executives when corporate goals are met. In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the Board took into account the strong preference for an annual vote expressed by our stockholders at our 2011 Annual Meeting. Accordingly, the Board determined that we will hold an annual advisory stockholder vote on the compensation of our named executive officers.(1)

Role of Board of Directors and Compensation Committee

Our compensation policy is set by the Board of Directors, with the advice and recommendation of the Compensation Committee. The Board has delegated to the Compensation Committee the responsibility for implementing, reviewing and continually monitoring adherence with our compensation policy. The Compensation Committee is responsible for establishing, reviewing, approving and recommending to the Board for final approval each of our compensation programs. In addition, the Compensation Committee is responsible for ensuring that total compensation paid to our executive officers, including the named executive officers, is consistent with our compensation policy and objectives. The Compensation Committee has the responsibility for approving the final compensation for our named executive officers other than our CEO. The Compensation Committee recommends CEO compensation to our full Board of Directors, and the Board of Directors is responsible for final approval of CEO compensation. The Board has adopted a written charter for the Compensation Committee which is available in the corporate governance section under the Investors tab of our website at www.npsp.com.

Compensation Policy and Objectives

Our compensation policy has two fundamental objectives:

•                  to attract, retain and motivate highly talented and team-oriented executives and employees; and

•                  to align our executives’ and employees’ interests with those of our stockholders by rewarding short-term and long-term performance.

To accomplish our fundamental objectives, the Compensation Committee establishes, approves and recommends to the Board for final approval compensation programs based on certain compensation philosophies, including the following:

(1)                                 In January 2015, we announced that the Company entered into a merger agreement with Shire plc, pursuant to which Shire would acquire all the outstanding shares of our stock for $46.00 per share in cash.  The effect of the Shire transaction on the compensation of members of management (including our named executive officers) is included in the Schedule 14D-9 filed by the Company with the Securities and Exchange Commission in connection with the transaction (as it has been amended from time to time).

•                  Deliver Stockholder Value:  A significant portion of our executives’ total compensation is linked to the financial interests of our stockholders through the risks and rewards of ownership of our common stock, and also to a lesser extent with shorter term incentives linked to annual corporate goals.

•                  Recruit and Retain Top Talent:  Our patients, providers, regulators and stockholders put a high degree of trust in NPS. As a result, we structure our compensation programs at competitive levels to attract and retain highly talented executives in terms of business acumen, technical expertise, and leadership ability. Our executives must foster an NPS values-driven culture with an unwavering commitment to integrity, respect, excellence, teamwork, personal accountability and entrepreneurial spirit. We strive to understand market forces and practices by reviewing and analyzing compensation for executives within a peer group of similar companies. In light of the volatility of our business and the pharmaceutical and biotechnology industry in general, our compensation programs are structured so that even in periods of downturns in Company performance, successful, high-achieving executives and employees will remain motivated and committed to NPS.

•                  Align Pay with Performance (Risk vs. Reward):  Our executive compensation plans have strong links to performance achievements, by linking rewards to strategic, operational and financial results. At-risk elements such as short-term cash incentives (STI) and long-term equity-based incentives (LTI) comprise a significant portion of our overall executive compensation. For incentive plans, annual performance goals and metrics are established to link the level of compensation received to the level of performance achievement and stockholder value delivered.

•                  Drive Performance by Balancing Compensation Elements:  We recognize that achievement of short-term (e.g., annual) objectives is a key factor in delivering long-term, sustained success and stockholder value. Thus, our executive compensation plans are designed to motivate by combining both short- and longer-term objectives and rewards. Short-term objectives may include, for example, fully completing a work product in a given year, or completion of a critical step(s) of a longer term ultimate objective. We recognize the need to strategically leverage base salary, annual salary increases, STI/annual bonus and LTI/equity differentially for particular purposes while also achieving the proper balance of these elements in contributing to total direct compensation. To meet these goals, both market data and the interests of NPS and its stockholders are considered. Perquisites are rare and limited to those that are essential to the executive’s ability to effectively perform or those generally offered to all employees.

•                  Pay for Top Performers:  The application of the above risk and reward strategy is also intended to yield appropriate differentials in actual compensation received for top performers versus lesser performers.

•                  Foster Sound Corporate Governance:  Our plans are developed to foster best practices in corporate governance and to ensure compliance with all applicable legal requirements.

Compensation Consultants

The Compensation Committee engaged Frederic W. Cook & Co., or F.W. Cook, as an outside advisor to the committee. The compensation consultant assists the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, retention programs, executive compensation design issues, market trends, and technical considerations. The Compensation Committee regularly evaluates the consultant’s performance and has the sole authority to engage and terminate the compensation consultant.

During 2014, the compensation consultant advised the Compensation Committee in (i) determining base salaries for executive officers, (ii) establishing the range of potential awards for executive officers under our short-term incentive program and (iii) determining individual equity grant levels for executive officers. The compensation consultant also advised the Compensation Committee on non-employee director compensation, which is discussed in more detail later in this Form 10-K under the caption “2014 Director Compensation.”

The Compensation Committee recognizes that it is important that its outside compensation consultant be independent and that it receive objective advice from its outside compensation consultant. The Compensation Committee has determined that the compensation consultant is independent and did not raise any conflicts of interest, consistent with the guidance provided under the Dodd Frank Act and by the SEC and NASDAQ.

Role of Executives in Compensation Decisions

Our CEO, Senior Vice President of Human Resources, General Counsel, and Chief Financial Officer generally attend Compensation Committee meetings. Compensation Committee meetings usually include an executive session which is conducted without the CEO, Chief Financial Officer, General Counsel and Senior Vice President of Human Resources being present, although the Compensation Committee occasionally requests that the General Counsel or Senior Vice President of Human Resources remain present during executive sessions. Our CEO and Senior Vice President of Human Resources work with the compensation consultants to develop total compensation recommendations for our executive officers other than the CEO. The recommendations are submitted to the Compensation Committee for review. The Compensation Committee works directly with the compensation consultants to develop a recommendation for CEO compensation. While the compensation consultants and the officers mentioned above offer ideas, opinions, and proposals to the Compensation Committee, the Compensation Committee functions and votes independently.

Setting Executive Compensation

The Compensation Committee has established a number of practices to assist it in setting executive compensation in accordance with our compensation policy and objectives. Among the procedures are:

•                  Engaging an Independent Compensation Consultant.  As discussed above, in 2014 the Compensation Committee retained F.W. Cook to advise it on matters related to executive compensation and our compensation programs.

•                  Market Review.  With the assistance of the compensation consultants and management, the Compensation Committee reviews on an annual basis each component of NPS executive compensation against compensation at a peer group of publicly-traded biotechnology and pharmaceutical companies. For years in which both the Company and individual performance goals are met, our overall compensation program is generally designed to provide our named executive officers with total compensation comparable to the total compensation paid for comparable positions within the surveyed companies. However, our compensation program is structured to allow an individualized assessment of compensation without a specific percentile target for peer group companies. The Compensation Committee may provide total compensation above the mid-range of our peer group companies for superior or extraordinary performance and below the mid-range for below-target performance. All elements of compensation are compared to the entire group of surveyed companies based on available market information. The peer group used for the comparison, which is regularly reviewed, consists of companies that we believe have executive positions similar in breadth and scope to ours and businesses that compete with us for talent and stockholder investment. The peer group used by the Compensation Committee to make 2014 compensation decisions is represented in the following table.

Peer Group for 2014 Compensation Decisions (“2014 Peer Group”)

Acorda Therapeutics, Inc.	InterMune, Inc.	Spectrum Pharmaceuticals, Inc.
Aegerion Pharmaceuticals, Inc.	Ironwood Pharmaceuticals, Inc.	Sucampo Pharmaceuticals, Inc.
AMAG Pharmaceuticals, Inc.	Medivation, Inc.	Synageva BioPharma Corp.
Avanir Pharmaceuticals, Inc.	Santarus, Inc.	ViroPharma Inc.
Incyte Corp.	Seattle Genetics, Inc.

•                  Peer Group and Survey Data.  The Compensation Committee utilized the 2014 Peer Group to provide context for its compensation decision-making for 2014. After the peer group companies were selected, F.W. Cook prepared and presented reports to the Compensation Committee summarizing the competitive data and comparisons of our named executive officers to the comparable company market data, based on executive officers at the peer group companies who have similar jobs as our named executive officers, utilizing publicly available data from the comparable companies and broad survey data (reflecting peer companies). The broad survey data was used when publicly available peer data was insufficient. Each element of our compensation is reviewed as part of this analysis and evaluation.

•                  Total Compensation Review.  The Compensation Committee reviews each named executive officer’s total compensation annually with the assistance of the CEO (except when the CEO’s compensation is reviewed), the Senior Vice President of Human Resources and the compensation consultants. To facilitate this review, the Compensation Committee utilizes an executive assessment compiled by the compensation consultants. The executive assessment reviews each executive officer’s total compensation and presents the dollar value of each component of the executive’s total compensation, including cash compensation (which includes base salary and payments under our short-term incentive compensation program), outstanding equity awards (including stock options and restricted stock unit awards under our long-term incentive compensation program) and other compensation due upon termination of employment. The purpose of the executive assessment is to provide the Compensation Committee with a comprehensive view of all of the elements of compensation that could be paid to our named executive officers in various scenarios, as well as to provide information about wealth accumulation. The Compensation Committee then uses this information as part of its analysis of the appropriate compensation mix and level of total compensation to be paid to each named executive officer.

•                  Evaluating Individual Performance.  Individual performance is a key component of the compensation of all of our executives and employees. At the beginning of each year, each of our executive officers and employees establishes annual performance goals with advice and input from their immediate supervisor or, in the case of our CEO, the Board. At the end of the year, each executive and employee participates in a performance review to assess to what extent the executive or employee has achieved his or her performance goals and otherwise contributed to our results for the year. Our CEO, with the assistance of our Senior Vice President of Human Resources, conducts the annual performance review of each of our executive officers and the independent members of our Board conduct the annual performance review of our CEO. Typically, the Compensation Committee considers individual performance in connection with determining base salary increases and in granting both short-term and long-term incentive awards.

•                  Evaluating Company Performance.  Company performance is also a key component of compensation at NPS. The Board, at the beginning of each year and based upon the recommendation of the Compensation Committee and management, adopts the Company performance goals for that year. Following each year end, the Board reviews our performance to assess the extent to which each Company performance goal has been achieved. Performance against each year’s corporate goals impacts payouts under the annual bonus plan (short-term incentive plan) for that year, as well as base salary increases and long-term incentive awards.

2014 Executive Compensation Components

For 2014, the principal elements of compensation for our named executive officers were:

•                  base salary;

•                  short-term incentive compensation; and

•                  long-term incentive compensation.

The level of compensation paid to our CEO and the other named executive officers reflects the Compensation Committee’s assessment of the relative experience and level of responsibility of each such officer and his or her potential contribution to our performance and the accomplishment of our goals, and is supported by the Compensation Committee’s benchmarking of the compensation paid to individuals holding similar positions with comparable companies. The Compensation Committee, in its sole discretion, retains the authority to decrease, individually or in the aggregate, payments to executive officers after taking into consideration a variety of economic, strategic or other factors it deems appropriate. As a result of these factors, the total compensation paid to our named executive officers during 2014 varied.

Base Salary

Base salary represents the fixed component of executive compensation. It is designed to deliver a limited portion of compensation at a guaranteed level to provide our named executive officers with some security for performing their executive responsibilities. Base salary ranges are determined for each named executive officer based on a number of factors, including the officer’s position, specific responsibilities, level of experience, individual performance and Company performance, as well as market data from the peer group companies.

The Compensation Committee receives the recommendation of the CEO and Senior Vice President of Human Resources for the base salary of each named executive officer, other than the CEO, as part of a general Company-wide salary assessment performed annually by management. The Compensation Committee develops a recommendation for the CEO’s base salary with the assistance of the compensation consultants. The Compensation Committee recommends the base salary for each named executive officer to the Board for final approval.

2014 Base Salary Determinations

In January 2014, the Compensation Committee reviewed the annual base salary of our CEO, Dr. Francois Nader, in connection with setting the level of his overall compensation for 2014. As part of that review, the Compensation Committee considered Dr. Nader’s individual performance during 2013, as well as the base salary compensation paid to similarly situated officers by the peer group companies and the recommendation of the Compensation Committee’s compensation consultant, F.W. Cook. The Compensation Committee considered the mid-range of our 2014 peer group and individual executive performance. The Compensation Committee recommended, and the Board approved, an 8.3% increase to Dr. Nader’s base salary for 2014, bringing his 2014 base salary to the mid-range of our 2014 peer group.

In 2014, the Compensation Committee also reviewed the base salaries of Mr. Beshar, Mr. Pauwels and Dr. Garceau in connection with determining their overall compensation for 2014. In connection with this review, the Compensation Committee considered each executive’s individual performance during 2014, as well as the recommendations of F.W. Cook and the levels of base salary paid to similarly situated officers within the peer group.  The Compensation Committee determined that an increase in base salary was warranted for Mr. Beshar, Mr. Pauwels, and Dr. Garceau.

Accordingly, the Compensation Committee recommended, and the Board approved, the following changes to the annual base salaries of our named executive officers in 2014:

Named Executive Officer	2013 Annual Base Salary ($)	2014 Annual Base Salary ($)	Percentage Increase
Francois Nader	600,000	650,000	8.3%
Luke Beshar	413,665	440,000	6.3%
Roger Garceau	407,902	440,000	7.8%
Eric Pauwels	395,000	410,800	4.0%
Christine Mikail(1)	—	390,000	—

(1)         Ms. Mikail joined the Company in March of 2014.

These salary increases reflected positive performance reviews for the executive officers and were intended to ensure their base salaries remained in the mid-range for their positions in the peer group. The difference in base salary increases provided to these individuals in 2014 was the Compensation Committee’s evaluation of their relative performance against their 2013 individual goals which are discussed below under “Short-Term Incentive Compensation—2014 Individual Performance.”

The Compensation Committee believes that the level of base salary established for each of our named executive officers in 2014 is consistent with our objective of providing guaranteed compensation at a level that is comparable to that paid by other companies with which we compete for executive talent and furthered our goal of providing a total compensation package that helps ensure the retention of our key employees.

Short-Term Incentive Compensation

Overview of STI Program and Target Awards

Our short-term incentive compensation program, or STI, is an annual cash incentive program that is intended to reward significant Company and individual executive performance over the course of the fiscal year. At the beginning of each year, the Board of Directors, with the recommendation of management, adopts the Company performance goals for the current year. Each goal typically contains a minimum, target, and maximum achievement level and a significance weighting relative to the other goals. Also, at the beginning of each year, individual performance goals are established for each named executive officer, which contain various achievement levels and significance weighting. The goals for our named executive officers (other than the CEO) are established in consultation with the CEO, and the goals for the CEO are tied to the Company’s corporate goals, which are approved by the Board. The Compensation Committee determines the STI award received by each named executive officer for a particular year, if any, based upon the extent to which the Company performance goals and the executive’s individual performance goals have been achieved.

The amount of each named executive officer’s STI target award is based on a specified percentage of the officer’s base salary and is paid only on the portion of the salary that is actually earned. The actual percentage of annual base salary varies by executive. Each executive has an STI target, which the Compensation Committee assesses as part of its review of the particular officer’s total compensation and its evaluation of the total compensation paid to similarly situated officers within the peer group. Based upon this evaluation, the Compensation Committee may increase an executive’s yearly STI above such executive’s target STI. For 2014, the STI target awards for our named executive officers remained unchanged except for Mr. Pauwels; his target returned to 40% of base salary following a temporary increase to 50% of base salary for 2013. The Compensation Committee concluded that the percentage of base salary used to determine the 2014 target STI award for each named executive officer was reasonable and consistent with providing competitive compensation that is in the mid-range of the total compensation paid to similarly situated officers within the peer group.

The following table summarizes the 2014 STI targets for our named executive officers:

Named Executive Officer	2013 STI Target %	2014 STI Target %	2014 Base Salary ($)
Francois Nader	80%	80%	650,000
Luke Beshar	45%	45%	440,000
Roger Garceau	45%	45%	440,000
Eric Pauwels	50%	40%	410,800
Christine Mikail	—	40%	390,000

Earning the full amount of the STI target award is contingent upon Company and individual performance. Therefore, an executive will earn the STI target award upon achievement of 100% of the Company performance goals and 100% of his or her individual performance goals. The executive can also earn more or less than the targeted bonus depending upon whether and to what extent corporate and individual performance goals have been achieved.

In addition, cash on hand must be at levels deemed acceptable by the Board in order for any STI payout to take place.

Company and Individual Performance Overview

The maximum STI award earned by each named executive can represent up to 150% of his or her STI target award. For the named executive officers, weighting of the STI award is based 75% on achievement of our Company performance goals and 25% on the executive’s individual performance except that in 2014, 100% of Dr. Nader’s STI was based on the Company performance component. Together, the Company and individual performance components comprise the STI award. The required performance level and corresponding STI payment for the Company component and individual component of the STI award are provided below.

Company Performance Component.  In January 2015, the Compensation Committee reviewed the Company’s performance against the applicable performance goals and determined the level of achievement of each goal in the following manner:

•                  if the Company did not meet the minimum performance criteria, the named executive officers were credited with achieving 0% of the goal;

•                  if the Company met the minimum performance criteria, up to the target performance criteria, the named executive officers were credited with achieving between 50% - 99% of the goal;

•                  if the Company met the target performance criteria, the named executive officers were credited with achieving 100% of the goal; or

•                  if the Company exceeded the target performance criteria, up to the maximum performance criteria, the named executive officers were credited with achieving between 101% - 150% of the goal, with the actual percentage, in each case, determined in the discretion of the Compensation Committee.

The Compensation Committee then calculated an aggregate percentage for all of the Company performance goals. The Board approved the final percentage amount for overall achievement of the Company’s performance against the goals.

In addition, in accordance with our compensation policy, no payout is made under the STI award for Company performance if the aggregate total achievement level of Company goals falls below 50%.

Individual Performance Component.  For 2014, the individual performance component of each STI award was calculated based upon each named executive officer’s (other than Dr. Nader’s) achievement of his or her individual performance goals during the year. For each named executive officer other than the CEO, the Compensation Committee determined the extent to which the named executive officer achieved his or her individual performance goals based on the recommendations of the CEO. When determining the performance level achieved for an individual performance goal, if the determination was made that a named executive officer:

•                  did not meet the minimum goal, an achievement level of 0% would be assigned to that goal;

•                  satisfied the minimum performance up to the target performance criteria, an achievement level of between 50% - 80% (determined at the Compensation Committee’s discretion) would be assigned to that goal;

•                  met the target performance criteria, an achievement level of between 80-110% (determined at the Compensation Committee’s discretion) would be assigned to that goal;

•                  exceeded performance criteria, an achievement level of between 110% - 130% (determined at the Compensation Committee’s discretion) would be assigned to that goal; or

•                  provided outstanding performance against the performance criteria, an achievement level of between 130% - 150% (determined at the Compensation Committee’s discretion) would be assigned to that goal.

Once the achievement levels for each performance goal have been determined, the Compensation Committee calculates the overall achievement level for each named executive officer based upon his or her achievement of individual performance goals. The overall achievement level represents the proportion of the individual component of the STI award that the named executive officer is eligible to receive.

2014 Company Performance

In 2014, the Compensation Committee recommended and the Board approved performance goals for the Company, including each goal’s relative weighting, and the minimum, target and maximum achievement levels for each goal. The Compensation Committee chose these performance goals, and the relative weighting assigned to such goals, because it believed them to be the key metrics used by management to formulate long-term business objectives, evaluate the Company’s performance and ensure the Company’s future success.

In early 2015, the Board, with the assistance of the Compensation Committee, assessed the Company’s performance under each of the 2014 performance goals to determine whether and to what extent to award the Company component of the STI award. The evaluation consisted of a review of each performance goal, its weighting and the actual performance delivered by the Company.

Corporate performance was based on six metrics.  These were (i) Natpara Biologics License Application approval, (ii) Natpara Marketing Authorization Application acceptance, (iii) net income, (iv) Gattex Revestive Global net revenue, (v) First Commercial Sale of Revestive in the EU and (vi) NPSP795 First Patient In.  In the aggregate, the Company achieved 52.5% of its stated goals for 2014 against these metrics.  Of greatest significance was the Natpara BLA Approval, worth 25%.  NPS achieved 38.5% by exceeding the target milestone.  Contributing 10% was the NPSP795 First Patient In metric where 100% target was achieved. Contributing to 5 % to the overall performance, was the Natpara Marketing Authorization Application Acceptance.  The remaining goals were not met.  Accordingly, in February 2015, the Compensation Committee recommended, and the Board approved, payment of the Company component of the STI award at 52.5% of the target award.

2014 Individual Performance

Each of the named executive officers who participated in the 2014 STI program had individual performance goals that accounted for 25% of his or her total STI award, with the exception of the CEO whose individual goals were the Company’s goals due to his role as the principal executive officer. These individual performance goals originated from the Company performance goals for each individual’s area of responsibility or from projects to which the individual was an important contributor.

The Compensation Committee, with the assistance of the CEO and the Senior Vice President of Human Resources, evaluated the individual performance of each named executive officer (other than the CEO) to determine to what extent the individual component of the STI award should be awarded to each executive. The Compensation Committee alone considered Dr. Nader’s performance. While the individual component of Dr. Nader’s award was tied to the Company’s performance goals, the Board conducted an independent evaluation of Dr. Nader’s contributions to and leadership of our efforts to meet those goals.

After reviewing each executive’s individual performance, the Compensation Committee recommended, and the Board approved, an award of the individual portion of the STI to each named executive officer based on the individual performance achievements as set forth in the following table. The following table provides a summary of the total STI award earned by each named executive officer in 2014, which is calculated based 75% on achievement of our Company performance goals (100% for Dr. Nader) and, for executives other than Dr. Nader, 25% on the executive’s individual performance:

Named Executive Officer	STI Target %	Company Performance Goals Achievement %	Individual Performance Goals Achievement %	Annual Base Salary ($)	Total STI Earned for 2014 ($)
Francois Nader	80	52.5	N/A	650,000	273,000
Luke Beshar	45	52.5	150	440,000	152,212
Roger Garceau	45	52.5	125	440,000	139,838
Eric Pauwels	40	52.5	60	410,800	89,349
Christine Mikail	35	52.5	150	390,000	100,167

The full STI award for each executive officer was paid in cash. The actual cash incentive awards earned and paid to our named executive officers are reflected in column (g) of the Summary Compensation Table and the estimated possible threshold, target and maximum payouts under the STI are reflected in columns (c) through (e) of the 2014 Grants of Plan Based Awards Table.

Long-Term Incentive Compensation

Our long-term incentive compensation program, or LTI, is an integral part of our compensation policy. We believe that equity grants that vest over a period of years tie a portion of our executives’ compensation to our long-term performance and thereby align the interests of our executives with the interests of our stockholders. Our equity compensation program is designed to deliver compensation to executives when NPS performs and the value of our common stock increases. These equity grants are also intended to promote executive retention, as unvested restricted stock units and stock options generally are forfeited if the executive voluntarily leaves the Company. We have historically provided LTI awards primarily through the issuance of stock options. Our executives realize value on these options only if our stock price increases (which benefits all stockholders) and only if the executives remain employed with us beyond the date their options vest. The Board has also utilized grants of restricted stock and restricted stock units, or RSUs, for the purpose of recruiting, retaining and rewarding our executive officers. Grants of restricted stock and RSUs encourage executive ownership of NPS shares, provide balance to stock option grants, which only have value if the stock appreciates, and align the incentives of our executives with the interests of our stockholders. These awards also provide executives with some certainty regarding the value of the compensation they are receiving during periods of stock market volatility, which furthers our fundamental goal of awarding compensation that helps attract and retain highly skilled employees. When awarding restricted stock and RSUs, the Compensation Committee considers the extent to which including full-value shares in the long-term portion of total compensation is consistent with the compensation practices of our peer group.

General LTI Award Practices.  Around the end of each year, the Compensation Committee, with the assistance of management, considers the LTI award that should be given to each named executive officer by assessing his or her individual performance and total compensation, including the value of outstanding options, RSUs and restricted stock held by that executive. The Compensation Committee also considers the type and amount of equity awards granted by the peer group companies. After such consideration, the Compensation Committee determines the appropriate LTI award for each named executive officer and presents its recommendation to the Board for approval.

Equity awards for named executive officers are granted under our 2005 Omnibus Incentive Plan and generally vest over four years. An amended and restated 2005 Omnibus Incentive Plan was approved by our stockholders at our 2013 Annual Meeting. Since 2009, our vesting practice for time-based stock option grants has been as follows: 25% of the grant vests on the first anniversary and 6.25% vests every three months thereafter. For time-based RSU grants, our vesting practice has been that one third of the grant vests on each of the first, second and third anniversaries. For 2014, the Compensation Committee approved February 12, 2014 as the grant date for equity compensation to the named executive officers. The exercise price of the stock options granted on February 12, 2014 is the closing price of our common stock on the NASDAQ Global Market on the actual date of grant.

2014 LTI Awards.  In 2014, the Compensation Committee considered each named executive officer’s individual performance in 2013 and total compensation, including the value of outstanding options, RSUs, and restricted stock held by that executive.

Based on the foregoing, the Compensation Committee granted the following LTI awards to the named executive officers in 2014:

Name	Number of Options Awarded	Number of Units Awarded
Francois Nader	107,296	58,792
Luke Beshar	31,474	11,497
Roger Garceau	31,474	11,497
Eric Pauwels	22,890	8,362
Christine Mikail	79,453	29,085

All grants were made as of February 12, 2014, and the option grants have an exercise price of $38.27, except for those made to Ms. Mikail, which were made on April 15, 2014, at an exercise price of $23.38 for the option grants.

Employment Agreements

We have entered into employment agreements with Dr. Francois Nader, our Chief Executive Officer and President, Dr. Roger Garceau, our Chief Medical Officer, Mr. Eric Pauwels, our Chief Commercial Officer, and Ms. Christine Mikail, our General Counsel.  A summary of these employment agreements is provided later in this Form 10-K under the caption “Employment Agreements.” We believe that the benefits and protections offered by a formal employment agreement allow us to attract a more qualified pool of candidates for certain senior positions in our Company. The employment agreements we entered into with Drs. Nader and Garceau, Ms. Mikail and Mr. Pauwels were the product of arms’-length negotiations and incorporated the employment terms that the Compensation Committee determined were consistent with terms being offered in the marketplace for executives with similar qualifications.

Post-Termination Compensation

In light of the volatility of our business and industry, we provide post-termination compensation to our named executive officers under certain circumstances. Our executives may be entitled to payments and other benefits upon separation from the Company under certain contractual arrangements, including under the provisions of certain of our equity incentive plans and the executives’ employment agreements, employment offer letters, or our Change in Control Severance Pay Plan. A summary of each of these contractual arrangements is provided later in this Form 10-K under the caption “Potential Payments upon Termination or Change in Control.” With respect to our Change in Control Severance Plan and other contractual arrangements after February 13, 2013, severance payments are only made if the executive remains with the Company through the change of control and is terminated or his or her duties are substantially changed, which is commonly referred to as a “double trigger.” In determining the severance payments or benefits to be paid to our named executive officers upon a termination of employment, whether or not resulting from a change in control of NPS, the Compensation Committee considers each executive’s total compensation, including the value of historical equity compensation that has been accumulated by such executive. Based on an analysis of the severance benefits paid to executives by companies within the peer group, the Compensation Committee believes that the severance payments provided to our named executive officers are competitive and reasonable.

Perquisites

It is our general practice not to provide perquisites or personal benefits to our named executive officers beyond what is generally offered to all employees. The Compensation Committee, however, retains the discretion to consider and award reasonable perquisites or personal benefits to named executive officers as necessary for recruiting purposes, retention purposes, or otherwise.

Policy Regarding Tax Gross-Ups

The Compensation Committee has, in the past, utilized tax gross-ups as one of many tools to attract and recruit highly-talented chief executive officers. Of the named executive officers, the Compensation Committee currently has only provided these tax gross-ups to Dr. Nader. The Compensation Committee determined, at the time it negotiated and approved Dr. Nader’s employment agreement in March 2008, that the tax gross-ups were necessary to retain Dr. Nader, in part because the then-prevailing practice among our peer group was to include a tax gross-up in the CEO’s employment agreement for excise taxes imposed under Section 4999 of the Internal Revenue Code on excess parachute payments, as determined under Section 280G of the Internal Revenue Code. As disclosed in the Solicitation/Recommendation Statement on Schedule 14D-9, a tax gross-up may be paid to Dr. Nader in connection with the Shire transaction. In 2010, the Compensation Committee determined that it will not provide these tax gross-ups in any future compensation arrangements offered or agreed to by the Company.

Policy Regarding Deductibility

Our general approach is to seek to qualify the compensation paid to our named executive officers as deductible under Section 162(m) of the Internal Revenue Code while preserving flexibility in allowing the Compensation Committee to make compensation awards consistent with the philosophy and policies described in this Compensation Discussion and Analysis.

Executive Compensation Recoupment Policy

We maintain a compensation recoupment policy that covers our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). In the event of a restatement of financial results due to material noncompliance with any financial reporting requirement under the federal securities laws, the Board shall consider whether the restatement was caused by fraudulent conduct of the CEO or CFO. If a majority of independent directors on the Board determine that the restatement was caused by fraudulent conduct, the Board will take any steps necessary to recoup:

•                  all incentive and equity-based compensation received by the CEO or CFO, and

•                  all net profits realized from the sale of the Company’s securities, in each case during the 12-month period following the first public issuance or filing of the document that was restated.

Executive Stock Ownership Guidelines

To more closely align the interests of our management with those of our stockholders, our Compensation Committee adopted stock ownership guidelines for all of our executive officers in February 2011. The ownership guidelines provide for our CEO and other executive officers designated by the Board to own a minimum number of shares, which (i) for our CEO, is the number of shares having a value equal to at least three times his annual base salary and (ii) for other executive officers, is the number of shares having a value equal to at least one times such executive’s annual base salary. All shares held by our executives, including unvested RSUs and shares underlying unexercised stock options, counted toward these guidelines. The guidelines provide for our executives to reach these goals within the later of five years from the date on which the guidelines were adopted or five years from the date on which the executive is appointed. Once an executive has attained his or her minimum ownership requirement, he or she must maintain at least that level of ownership. If an executive officer is found not to be in compliance with the guidelines after such five-year period, then such executive officer will be subject to additional transfer restrictions with respect to his or her shares. As described in the Solicitation/Recommendation Statement on Schedule 14D-9, all of our outstanding equity awards, including those held by our named executive officers, are to be cancelled in exchange for the merger consideration (minus the exercise price for stock options and applicable tax withholdings) in connection with the Shire transaction.  Therefore, these stock ownership guidelines will no longer apply following such transaction.

COMPENSATION COMMITTEE REPORT (*)

In light of the circumstances of the Company, including the pending transaction with Shire, the Compensation Committee of the Board of Directors has not reviewed and discussed with management the Compensation Discussion and Analysis that precedes this report and has not made a recommendation with respect to the inclusion of the Compensation Discussion and Analysis in this filing.  The members of the Compensation Committee of the Board of Directors are Pedro Granadillo, Dr. Colin Bloom, Dr. Georges Gemayel and Peter Tombros.

*                 This Compensation Committee Report does not constitute soliciting material and shall not be deemed to be “filed” with the Securities and Exchange Commission or deemed to be incorporated by reference in previous or future documents filed by NPS with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this Report by reference into any such document.

Compensation Committee Interlocks and Insider Participation

Dr. Broom has served as a member of the Compensation Committee since July 15, 2009. Mr. Granadillo joined the Compensation Committee on January 28, 2011. Dr. Gemayel and Mr. Tombros joined the Compensation Committee on May 16, 2012. No member of the Compensation Committee during 2014 was or has been an officer or employee of NPS. None of our directors or executive officers has interlocking or other relationships with other boards, compensation committees or our executive officers that require disclosure under Item 407(e)(4)(iii) of Regulation S-K.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by each of the following named executive officers for the 2012, 2013 and 2014 fiscal years:

•                  Francois Nader, our President and Chief Executive Officer;

•                  Luke Beshar, our Chief Financial Officer and Executive Vice President; and

•                  Roger Garceau, Eric Pauwels and Christine Mikail, our three other most highly compensated executive officers serving as executive officers as of December 31, 2014.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(3) (g)	All Other Compensation ($)(4) (h)	Total ($) (i)
Francois Nader	2014	650,000		1,124,985	2,250,495	273,000	11,700	4,310,180
President and CEO	2013	600,000		1,599,945	900,000	717,750	11,475	3,829,170
	2012	551,250		999,978	531,940	528,231	11,250	2,622,649

Luke Beshar	2014	440,000		439,990	660,156	152,212	11,700	1,264,058
Executive VP and CFO	2013	413,665		260,002	389,999	267,254	11,475	1,342,395
	2012	400,179		220,849	234,607	213,201	11,250	1,080,086

Roger Garceau	2014	440,000		439,990	660,156	139,838	11,700	1,251,684
Senior VP, R&D and CMO	2013	407,902		260,002	389,999	260,652	11,475	1,330,030
	2012	370,820		373,555	195,588	181,433	11,250	1,132,646

Eric Pauwels	2014	410,800		320,014	480,109	89,349	11,700	901,172
Senior VP and CCO	2013	395,000		565,197	299,998	279,878	11,475	1,551,548
	2012	355,000		119,866	127,923	166,850	31,716	801,355

Christine Mikail(5)	2014	390,000		680,007	1,020,002	100,167	—	1,800,176
Senior Vice President, Legal Affairs, General Counsel and Secretary

(1)         Reflects the aggregate grant date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). Additional information about the assumptions used in the calculation of these amounts is included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2014. For awards subject to performance conditions, the values shown are based upon the probable outcome of such conditions as of the grant date.

(2)         Reflects the aggregate grant date fair value of option awards computed in accordance with ASC 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Additional information about the assumptions used in the calculation of these amounts is included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2014.

(3)         Reflects the amount earned by each named executive officer under our short-term incentive (STI) compensation program for the applicable fiscal year. For additional information on our short-term incentive compensation program, see the section entitled “2014 Executive Compensation Components—Short-Term Incentive Compensation” in the Compensation Discussion and Analysis included in this Form 10-K.

(4)         Reflects Company matching contributions to the 401(k) plan for the named executive officer.

(5)         Ms. Mikail joined the Company on March 3, 2014.

2014 GRANTS OF PLAN BASED AWARDS TABLE

The following table shows the stock options and stock awards granted to our named executive officers in fiscal year 2014 (in respect of performance in fiscal year 2013) and the possible payout levels under our short-term incentive compensation program for fiscal year 2014.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of		All Other Option Awards: Number of Securities	Exercise Price or Base Price of Option	Grant Date Fair Value of Stock and Option
Name (a)	Grant Date (b)	Approval Date	Thresh. ($) (c)	Target ($) (d)	Max ($) (e)	Target (#) (g)	Max (#) (h)	Stock or Units (#) (i)(2)		Underlying Options (#) (j)(3)	Awards ($/sh) (k)	Awards ($) (l)(4)
Francois Nader			260,000	520,000	780,000
	2/12/14									107,296	38.27	2,250,495
	2/12/14							29,396				1,124,985
	2/12/14							29,396	(5)			1,124,985
Luke Beshar			99,000	198,000	297,000
	2/12/14									31,474	38.27	660,156
	2/12/14							11,497				439,990
Roger Garceau			99,000	198,000	297,000
	2/12/14									31,474	38.27	660,156
	2/12/14							11,497				439,990
Eric Pauwels			82,160	164,320	246,480
	2/12/14									22,890	38.27	1,020,002
	2/12/14							8,362				320,014
Christine Mikail			65,149	130,298	195,448
	4/15/14									79,453	23.38	480,109
	4/15/14							29,085				680,007

(1)         Reflects the possible threshold, target and maximum payment levels under our short-term incentive compensation program for awards with respect to the fiscal year ended December 31, 2014. These amounts vary based on the individual’s current salary and position. Actual amounts were determined and paid in early 2015 and are included in the Summary Compensation Table above. For additional information, see the section entitled “Compensation Discussion and Analysis—2014 Executive Compensation Components—Short-Term Incentive Compensation” in this Form 10-K.

(2)         These RSU awards, which were granted under our 2005 Omnibus Incentive Plan, were granted on February 12, 2014 (except for those granted to Ms. Mikail which were granted April 15, 2014). For additional information, see the section entitled “Compensation Discussion and Analysis—2014 Executive Compensation Components—Long-Term Incentive Compensation” in this Form 10-K.  The RSU awards were granted with the following vesting schedule: (i) one third will vest on the first anniversary of date of grant, one third on the second anniversary of date of grant, and one third on the third anniversary of date of grant.

(3)         Reflects stock options granted in 2014 to each named executive officer under our long-term incentive compensation program. These grants were made under our 2005 Omnibus Incentive Plan. For additional information, see the section entitled “Compensation Discussion and Analysis—2014 Executive Compensation Components—Long-Term Incentive Compensation” in this Form 10-K.  The options were granted with the following vesting schedule: 25% on the first anniversary of the grant and 6.25% every three months thereafter.

(4)         The amounts in this column do not reflect compensation actually received by the named executive officers, nor do they reflect the actual value that will be recognized by the named executive officers. Instead, the amounts represent the full grant date fair value of awards calculated in accordance with ASC 718. For awards subject to performance conditions, the values shown are based upon the probable outcome of such conditions as of the grant date. The grant date fair value is the amount that we will expense in our financial statements over the award’s vesting schedule. For stock awards, fair value is the closing price of a share of our common stock as quoted on the NASDAQ Global Market on the day of grant. The fair values for stock options are accounted for in accordance with ASC 718. For additional information on the valuation assumptions, see the footnotes to our audited financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(5)         This performance-based RSU award was granted to Dr. Nader under our 2005 Omnibus Inventive Plan. The Compensation Committee sets forth the annual performance goals for Dr. Nader for each annual performance period on March 31 of each year and certifies after December 31 of each year whether the performance goals have been met. The number of shares earned and vested in any performance period shall be determined upon the achievement of the performance goals, subject to a maximum of 29,396 shares in any performance period. If the Compensation Committee determines that the performance goals have been achieved for a performance period, then the earned shares for such performance period will vest on the third anniversary of the grant date.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with Drs. Nader and Garceau, Ms. Mikail and Mr. Pauwels.

Employment Agreement with Dr. Francois Nader.

On March 17, 2008, we entered into an Employment Agreement with Dr. Nader in connection with his appointment as Chief Executive Officer and President of the Company. The agreement has a three-year initial term and will automatically renew for successive one-year periods unless written notice of non-renewal is provided by either party at least 90 days prior to the expiration of the then-current term. Dr. Nader’s employment agreement was renewed for an additional one-year term on March 17, 2014.

Under the agreement, Dr. Nader is entitled to:

•                  receive an annual base salary of $475,000, subject to annual adjustment by the Compensation Committee;

•                  participate in our short-term incentive plan, with an annual target bonus opportunity of 60% of his base salary (which was subsequently increased to 80% by the Board), which is effective March 17, 2008; and

•                  receive an annual long-term incentive target award of 90,000 stock options, commencing April 1, 2008, which options are subject to the same four-year vesting schedule applicable to equity awards granted to our other executives and employees.

Pursuant to the agreement, we also made the following one-time awards to Dr. Nader upon the commencement date of the agreement:

•                  50,000 restricted stock units, or RSUs, which vested in one-third increments on each anniversary of the grant date, and

•                  100,000 non-qualified stock options, or NQSOs, which vest according to our standard four-year vesting schedule.

Under the agreement, Dr. Nader is also entitled to receive all other benefits generally available to our other employees, such as medical and dental insurance benefits, long-term care insurance, short-term and long-term disability, life insurance, 401(k) plan contribution matching, 125 Cafeteria Plan, annual paid time off and holidays.

Dr. Nader is also entitled to participate in our Change in Control Severance Pay Plan in the event that his employment is terminated or materially altered as a result of the Shire transaction, a corporate transaction involving a change in control. The provisions of this plan are discussed in detail later in this Form 10-K under the caption “Potential Payments upon Termination or Change in Control.”

We also agreed to gross-up any payments to Dr. Nader under his employment agreement if such payments would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code such that the net amount retained by Dr. Nader after deduction of any such excise tax would be equal to the amount Dr. Nader would have received had there been no excise tax imposed on the payments. Going forward, the Compensation Committee has determined that it will not provide such tax gross-ups in any future compensation arrangements offered or agreed to by the Company. For additional information on the Compensation Committee’s policy on tax gross-ups, see the section entitled “Compensation Discussion and Analysis—Policy Regarding Tax Gross-Ups” in this Form 10-K.

Dr. Nader’s employment agreement was amended in January 2009 to (i) provide that Dr. Nader’s annual award of 90,000 options would be granted on an annual basis rather than quarterly, and (ii) ensure that the agreement complies with Section 409A of the Internal Revenue Code or qualifies for an exemption thereunder.

Employment Agreement with Dr. Roger Garceau.

On December 1, 2008 we entered into an Employment Agreement with Dr. Garceau in connection with his appointment as Chief Medical Officer of the Company. Under the agreement, Dr. Garceau is entitled to:

•                  receive an annual base salary of $325,000, subject to annual adjustment by the Compensation Committee;

•                  participate in our short-term incentive plan with a target bonus opportunity of 35% of his base salary; and

•                  receive an annual long-term incentive award of stock options or other equity awards permitted under our equity plans, subject to the same four-year vesting schedule for equity awards granted to our other executives and employees.

Pursuant to the agreement, we made a one-time award of 150,000 NQSOs to Dr. Garceau, which vests according to our standard four-year vesting schedule. Under the agreement, Dr. Garceau is also entitled to receive all other benefits generally available to our other employees, such as medical and dental insurance benefits, long-term care insurance, short-term and long-term disability, life insurance, 401(k) plan contribution matching, 125 Cafeteria Plan, annual paid time off, and holidays.

Dr. Garceau is also entitled to participate in our Change in Control Severance Pay Plan in the event that his employment is terminated or materially altered as a result of the Shire transaction, a corporate transaction involving a change in control. The provisions of this plan are discussed in detail later in this Form 10-K under the caption “Potential Payments upon Termination or Change in Control.”

Employment Agreement with Ms. Christine Mikail.

On January 30, 2014, we entered into an Employment Agreement with Ms. Mikail in connection with her appointment as Senior Vice President and General Counsel of the Company. Under the agreement, Ms. Mikail is entitled to:

•                  receive an annual base salary of $390,000, subject to annual adjustment by the Compensation Committee;

•                  participate in our short-term incentive plan with a target bonus opportunity of 40% of her base salary; and

•                  receive an annual long-term incentive award of stock options or other equity awards permitted under our equity plans, subject to the same four-year vesting schedule for equity awards granted to our other executives and employees.

Pursuant to the agreement, we also made the following one-time initial hire equity grant to Ms. Mikail with a value of $1,700,000, with the value of the grant split 60% into NQSOs (which vest according to our standard four-year vesting schedule) and 40% into restricted stock units (which vest in one-third increments on each anniversary of the grant date).  Under the agreement, Ms. Mikail is also entitled to receive all other benefits generally available to our other employees, such as medical and dental insurance benefits, long-term care insurance, short-term and long-term disability, life insurance, 401(k) plan contribution matching, 125 Cafeteria Plan, annual paid time off, and holidays.

Ms. Mikail is also entitled to participate in our Change in Control Severance Pay Plan in the event that her employment is terminated or materially altered as a result of the Shire transaction, a corporate transaction involving a change in control. The provisions of this plan are discussed in detail later in this Form 10-K under the caption “Potential Payments upon Termination or Change in Control.”

Employment Agreement with Mr. Eric Pauwels.

On September 9, 2011, we entered into an Employment Agreement with Mr. Pauwels in connection with his appointment as Chief Commercial Officer of the Company. Under the agreement, Mr. Pauwels is entitled to:

•                  receive an annual base salary of $355,000, subject to annual adjustment by the Compensation Committee;

•                  participate in our short-term incentive plan with a target bonus opportunity of 40% of his base salary; and

•                  receive an annual long-term incentive award of stock options or other equity awards permitted under our equity plans, subject to the same four-year vesting schedule for equity awards granted to our other executives and employees.

Pursuant to the agreement, we also

•                  provided a $100,000 sign-on bonus;

•                  made a one-time award of 160,000 NQSOs to Mr. Pauwels, which vests according to our standard four-year vesting schedule, and

•                  made a one-time award of 10,000 restricted stock units to Mr. Pauwels, which vests on the third anniversary of the date of grant.

Under the agreement, Mr. Pauwels is also entitled to receive all other benefits generally available to our other employees, such as medical and dental insurance benefits, long-term care insurance, short-term and long-term disability, life insurance, 401(k) plan contribution matching, 125 Cafeteria Plan, annual paid time off, and holidays.

Mr. Pauwels is also entitled to participate in our Change in Control Severance Pay Plan in the event that his employment is terminated or materially altered as a result of the Shire transaction, a corporate transaction involving a change in control. The provisions of this plan are discussed in detail later in this Form 10-K under the caption “Potential Payments upon Termination or Change in Control.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

The following table presents information about outstanding stock options and stock awards held by our named executive officers as of December 31, 2014. The table shows information about:

•                  time-based stock options,

•                  performance-based stock options, and

•                  restricted stock unit awards.

The market value of the stock awards is based on the closing price of our common stock as of December 31, 2014, the last business day of our last completed fiscal year, which was $35.77. For additional information, see the section entitled “Compensation Discussion and Analysis—2014 Executive Compensation Components—Long-Term Incentive Compensation” in this Form 10-K. However, as described in the Solicitation/Recommendation Statement on Schedule 14D-9, all of our outstanding equity awards, including those held by our named executive officers, are to be cancelled in exchange for the merger consideration (minus the exercise price for stock options and applicable tax withholdings) in the Shire transaction.

		Option Awards					Stock Awards
Name (a)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Francois Nader	1/20/2009	107,826	—	—	5.71	1/20/2019	—		—
	1/20/2009	84,602	—	—	5.71	1/20/2019	—		—
	2/12/2010	73,261	—	—	3.25	2/12/2020	—		—
	2/19/2010	9,375	—	—	3.34	2/19/2020	—		—
	2/19/2010	168,750	—	—	3.34	2/19/2020	—		—
	2/17/2011	133,125	8,875	—	8.25	2/17/2021	—		—
	2/7/2012	74,043	33,657	—	8.21	2/7/2022	—		—
	2/13/2013	85,757	110,261	—	8.23	2/13/2023	—		—
	2/12/2014	—	107,296	—	38.27	2/12/2024	—		—
	2/7/2012						20,301	(2)	726,167
	2/7/2012						30,450	(5)	1,089,197
	2/13/2013						48,603	(3)	1,738,529
	2/13/2013						121,507	(5)	4,346,305
	2/12/2014						29,396	(4)	1,051,495
	2/12/2014						29,396	(5)	1,051,495

Luke Beshar	2/17/2011	3,594	3,594	—	8.25	2/17/2021	—		—
	2/7/2012	2,969	14,844	—	8.21	2/7/2022
	2/13/2013	5,309	47,780	—	8.23	2/13/2023
	2/12/2014	—	31,474		38.27	2/12/2024
	2/7/2012						8,967	(2)	320,750
	2/13/2013						21,062	(3)	753,388
	2/12/2014						11,497	(4)	411,248

Roger Garceau	2/19/2010	55,000	—	—	3.34	2/19/2020	—		—
	2/19/2010	90,758	—	—	3.34	2/19/2020	—		—
	2/17/2011	25,179	3,438	—	8.25	2/17/2021	—		—
	2/7/2012	27,225	12,375	—	8.21	2/7/2022	—		—
	2/13/2013	37,161	47,780	—	8.23	2/13/2023
	2/12/2014	—	31,474		38.27	2/12/2024
	2/7/2012						15,168	(2)	542,559
	2/13/2013						21,062	(3)	753,388
	2/12/2014						11,497	(4)	411,248

Eric Pauwels	10/17/2011	120,000	40,000	—	6.92	10/17/2021	—		—
	2/7/2012	17,806	8,094	—	8.21	2/7/2022	—		—
	2/13/2013	28,585	36,754	—	8.23	2/13/2023
	2/12/2014	—	22,890		38.27	2/12/2024
	2/7/2012						4,867	(2)	174,093
	2/13/2013						16,201	(3)	579,510
	8/7/2013						15,000	(6)	536,550
	2/12/2014						8,362	(4)	299,109

Christine Mikail	4/15/2014	—	79,453		23.38	4/15/2024
	4/15/2014						29,085	(4)	680,007

(1)             Unless otherwise indicated, (i) stock options granted after January 1, 2009 vest and become exercisable over four years as follows: 25% of the shares subject to the option vest on the one year anniversary of the date of grant, and 6.25% of the shares subject to the option vest every three months for the following three years, and (ii) stock options granted before January 1, 2009 vest and become exercisable over four years as follows: 28% of the shares subject to the option vest on the one year anniversary of the date of grant, and 2% of the shares subject to the option vest monthly for the following three years. Options granted have a ten-year term, subject to earlier termination upon death, disability, or termination of employment.

(2)             Reflects unvested time-based RSU awards granted in fiscal year 2012 under our 2005 Omnibus Incentive Plan. These RSU awards vest as follows: one third each year on the date of grant for three years.

(3)             Reflects unvested time-based RSU awards granted in fiscal 2013 under the 2005 Omnibus Incentive Plans. These RSU awards vest as follows: one third will vest on the first anniversary of date of grant, one third on the second anniversary of date of grant, and one third on the third anniversary of date of grant.

(4)             Reflects unvested time-based RSU awards granted in fiscal 2014 under the 2005 Omnibus Incentive Plan.  These RSU awards vest as follows: one third will vest on the first anniversary of date of grant, one third on the second anniversary of date of grant, and one third on the third anniversary of date of grant.

(5)             Reflects performance-based RSU award, which was granted to Dr. Nader under our 2005 Omnibus Inventive Plan. The Compensation Committee sets forth the annual performance goals for Dr. Nader for each annual performance period on March 31 of each year and certifies after December 31 of each year whether the performance goals have been met. The number of shares earned and vested in any performance period shall be determined upon the achievement of the performance goals, subject to a maximum of 40,500 shares in any performance period. If the Compensation Committee determines that the performance goals have been achieved for a performance period, then the earned shares for such performance period will vest on the third anniversary of the grant date. For 2013, Dr. Nader’s performance criteria were based upon the launch of Gattex in 2013, the closing of the transaction with Takeda in March 2013, and the filing of the BLA for Natpara.

(6)             Reflects performance-based RSU award, which was granted to Mr. Pauwels under our 2005 Omnibus Inventive Plan. 5,000 of these performance-based RSUs each vest annually on the anniversary date of the grant (i.e., August 1, 2014-17) , subject to the achievement of performance metrics as approved by the CEO and the Compensation Committee.

OPTION EXERCISES AND STOCK VESTED IN 2014

The following table presents information for our named executive officers on the number of shares acquired upon the exercise of stock options and the vesting of stock awards in the form of RSUs during fiscal year 2014 and the value realized before payment of any applicable withholding tax and broker commissions.

			Stock Awards
	Option Awards		Number of
Name (a)	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(2)
Francois Nader	—	—	44,601	1,643,867
Luke Beshar	185,101	4,986,389	19,497	718,310
Roger Garceau	—	—	25,697	936,116
Eric Pauwels	—	—	24,634	803,150
Christine Mikail(3)	—	—	—	—

(1)         The amount in this column reflects the aggregate dollar amount realized upon exercise of the options determined by the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)         The amount in this column reflects the aggregate dollar amount realized upon the vesting of stock determined by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

(3)         Ms. Mikail joined the Company on March 3, 2013 and did not experience any vesting or exercise events during 2014.

PENSION BENEFITS

Our named executive officers do not receive any compensation in the form of defined-benefit pension benefits.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Francois Nader	439,984	—	-3,129		436,854
Luke Beshar		—
Roger Garceau	20,975	—			20,975
Eric Pauwels
Christine Mikail	—	—	—	—	—

(1)         Represents deferrals by the applicable executive of salary or bonus otherwise payable or earned in 2014 (which amounts are also included in the Summary Compensation Table).  For each of Dr. Nader and Dr. Garceau, a portion of these deferrals are attributable to the 2014 annual bonus and were vested to the executive in 2015 ($264,984 for Dr. Nader and $20,975 for Dr. Garceau).

(2)         Earnings are based on the performance of market-based investment alternatives made available under the deferred compensation plan. Deferred amounts are generally payable upon the executive’s separation from service.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following narrative and table summarize the estimated payments to be made under each contract, agreement, plan or arrangement which provides for payments to a named executive officer at, following, or in connection with the termination of employment of the named executive officer after the Shire transaction, which is a corporate transaction involving a change in control. For purposes of the quantitative disclosure in the following table, we have assumed that the termination took place on December 31, 2014, the last business day of our last completed fiscal year, and that the price per share of our common stock is the closing market price on the NASDAQ stock market as of that date, or $35.77.

Our named executive officers may be entitled to payments and other benefits upon separation from the Company under employment agreements, employment offer letters, our equity compensation plans, and our Change in Control Severance Pay Plan. A summary of each of our contractual severance arrangements is provided below.

Employment Agreements.  We have entered into employment agreements with Dr. Francois Nader, our President and Chief Executive Officer, Dr. Roger Garceau, our Chief Medical Officer, Ms. Christine Mikail, our General Counsel, and Mr. Eric Pauwels, our Chief Commercial Officer. A summary of the type of severance benefits provided under each of these employment agreements is provided above in the section of this Form 10-K entitled “Executive Compensation—Employment Agreements.”

Employment Offer Letters.  We provide severance benefits to our other named executive officers as part of each executive’s employment offer letter on a case-by-case basis. In light of the volatility of our business, we offered severance benefits through an employment offer letter to Mr. Beshar.

Our employment offer letter to Mr. Beshar provides him with the following severance following (i) a termination without cause (as defined in the letter) by the Company, or (ii) a termination by the executive for good reason (as defined in the letter), in each case where a change in control of the Company has not occurred:

•                  Severance pay equal to the executive’s monthly base salary at the time of termination for a period of eighteen months; and

•                  Reimbursement for the total premium cost for medical and dental benefits under COBRA for a period of eighteen months or until the executive secures other benefits, whichever occurs first.

In 2008, Mr. Beshar’s employment offer letter was amended to ensure compliance with Section 409A of the Internal Revenue Code or to qualify for an exemption thereunder.

Change in Control Severance Pay Plan.  On January 11, 2015, the Board amended and restated the NPS Pharmaceuticals, Inc. Change in Control Severance Pay Plan (the “Plan”), which applies to each full-time employee of the Company and each other employee (including probationary and fixed term employees) primarily providing services outside the United States. The Plan covers each of the Company’s executive officers and provides them with severance payments and benefits materially consistent with those provided under the Company’s previous plan. The Plan provides that if an executive’s employment is terminated within two years following a “change in control” (i.e., the closing of the Shire transaction), either by the Company without “Cause” (as defined in the Plan) or by the participant following eligible employee’s job prospects being “Materially Altered” (as defined in the Plan), the employee will be entitled to receive:

•                                                                  A lump sum cash payment in an amount equal to a multiple of the executive’s annual base salary and target short-term incentive, which multiple is 2 for the CEO and 1.5 for the Company’s other executive officers;

•                                                                  a lump sum cash payment in an amount equal to the employee’s short-term incentive target pro-rated for the year in which the severance event occurs;

•                                                                  reimbursement for the total premium cost for medical and dental benefits under COBRA for the severance period or until such employee secures other benefits, whichever occurs first; and

•                                                                  outplacement counseling services for a period between 3 and 12 months.

The provision of payments and benefits described above is conditioned upon the participant’s execution of a release of claims against the Company in a timely manner.  The severance benefits paid to an employee under the Plan may be reduced by the Company to the extent necessary to avoid the imposition of an excise tax under Section 4999 of the Internal Revenue Code, but only if the reduction does not result in a lesser after-tax benefit to the employee.

Paid Time Off Payment.  Under each termination of employment scenario described above, each named executive officer would be entitled to a payment for his accrued but unused paid time off days in accordance with Company policy. Under our policy, an executive or employee whose employment is terminated prior to the first anniversary of employment is not paid for accrued but unused paid time off days. After the first anniversary of employment, executives and employees are paid a maximum of 160 hours of accrued but unused paid time off days.

Retirement Plan.  Our matching contributions to our executives’ and employees’ 401(k) retirement plan vest based upon a time-based vesting schedule. Currently, contributions will be 0% vested until an employee has worked for the Company for three years, after which a participant will be 100% vested. As of December 31, 2014, our matching contributions to Drs. Nader and Garceau, and Messrs. Beshar and Pauwels were fully-vested. Contributions on behalf of Ms. Mikail have not vested and will vest upon the three year anniversary of employment. Because the Company does not enhance the benefits payable under its retirement plans if the employment of one of the named executive officers terminates, we do not report any amount in respect of these plans in the table below.

Equity Plan Change in Control Provisions.  Each of our equity plans under which equity awards have been granted to our named executive officers and employees provides for acceleration of vesting for outstanding equity awards held by the executive or employee at the time of a significant corporate transaction involving a change in control of NPS. The Amended 2005 Omnibus Plan provides that awards granted on or after February 13, 2013 will contain double trigger accelerated vesting provisions wherein after a change in control and (a) a material alteration of an award recipient’s job prospects followed by termination of the award recipient’s employment in accordance with the timing set forth in such plan or (b) an award recipient’s involuntary termination of service other than for cause or death or permanent disability, the unvested awards immediately vest and will be exercisable until the later of (i) twenty-four months from the effective date of such termination or (ii) the time specified in the award agreement during which the award recipient’s award is exercisable following termination of service; provided that in no event shall an award be exercisable after the expiration of its term. Awards granted prior to February 13, 2013 will continue to contain a single-trigger accelerated vesting provision, which provides that in the event of a specified type of merger or other corporate reorganization, the time during which awards outstanding under the plan become vested shall be accelerated and all outstanding awards shall become immediately exercisable upon such event. None of our named executive officers is currently eligible for retirement as of December 31, 2014.

For the purposes of our equity compensation plans, the Shire transaction is a corporate transaction involving a change in control. As described in the Solicitation/Recommendation Statement on Schedule 14D-9, all of our outstanding equity awards, including those held by our named executive officers, are to be cancelled in exchange for the merger consideration (minus the exercise price for stock options and applicable tax withholdings).

COMPANY SEPARATION AGREEMENTS

Under each termination of employment scenario described above, other than for equity awards, each named executive officer would be required to enter into our standard separation agreement in order to receive the benefits described under the particular scenario. Subject to certain exceptions, the agreement contains customary provisions with respect to separation and, among other things, would require each named executive officer to continue to abide by the covenants made by the executive in the executive’s Invention Assignment, Non-Disclosure and Non-Competition Agreement signed by the Company and the executive upon commencement of the executive’s employment and would also require the executive to waive and release all claims against the Company which arise out of the executive’s employment with the Company. Our separation agreement also requires the Company and the executive to continue to abide by the indemnity obligations contained in the Indemnity Agreement signed by the Company and the executive upon commencement of the executive’s employment. The estimates set for below with respect to a termination following a change in control are not based upon the Shire transaction; those estimates are separately described in the Schedule 14D-9 filed by the Company in connection with that transaction.

Payments and Benefits (a)	Resignation or Voluntary Termination ($) (b)	Termination for Cause ($) (c)	Change of Control ($) (d)	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Without Change in Control ($) (e)	Involuntary Termination Without Cause or Voluntary Termination for Good Reason After Change in Control ($) (f)(1)
Francois Nader
Severance Pay	—	—	—	1,300,000	2,340,000
Medical Benefits Continuation(2)	—	—	—	43,716	43,716
Payment for Accrued /Unused Paid Time Off	50,000	50,000	—	50,000	50,000
Tax Gross-Up	—	—	—	—	3,917,064
Stock Option Acceleration(3)	—	—	137,209	2,393,044	2,393,044
RSU Acceleration(3)	—	—	32,081	2,096,588	2,096,588
Total	50,000	50,000	169,290	5,883,348	10,840,412

Luke Beshar
Severance Pay	—	—	—	660,000	957,000
Medical Benefits Continuation(4)	—	—	—	43,785	43,785
Payment for Accrued /Unused Paid Time Off	32,260	32,260	—	32,260	32,260
Stock Option Acceleration(3)	—	—	42,685	—	—
RSU Acceleration(3)	—	—	14,170	—	—
Total	32,260	32,260	56,855	736,044	1,033,045

Roger Garceau
Severance Pay	—	—	—	660,000	957,000
Medical Benefits Continuation(4)	—	—	—	43,785	43,785
Payment for Accrued /Unused Paid Time Off	10,260	10,260	—	10,260	10,260
Stock Option Acceleration(3)	—	—	58,380	—	—
RSU Acceleration(3)	—	—	23,969	—	—
Total	10,260	10,260	82,349	714,045	1,011,045

Payments and Benefits (a)	Resignation or Voluntary Termination ($) (b)	Termination for Cause ($) (c)	Change of Control ($) (d)	Involuntary Termination Without Cause or Voluntary Termination for Good Reason Without Change in Control ($) (e)	Involuntary Termination Without Cause or Voluntary Termination for Good Reason After Change in Control ($) (f)(1)

Eric Pauwels
Severance Pay	—	—	—	616,200	862,680
Medical Benefits Continuation(4)	—	—	—	43,785	43,785
Payment for Accrued /Unused Paid Time Off	31,600	31,600	—	31,600	31,600
Stock Option Acceleration(3)	—	—	169,726	—	—
RSU Acceleration(3)	—	—	7,691	—	—
Total	31,600	31,600	177,417	691,585	938,065

Christine Mikail
Severance Pay	—	—	—	585,000	819,000
Medical Benefits Continuation(4)	—	—	—	N/A	N/A
Payment for Accrued /Unused Paid Time Off	19,931	19,931	—	19,931	19,931
Stock Option Acceleration(3)	—	—	—	—	—
RSU Acceleration(3)	—	—	—	—	—
Total	19,931	19,931	—	604,931	838,931

(1)         The amounts in this column assume that each executive’s termination in connection with the change of control would satisfy the Company’s “double trigger” for change of control severance payments applicable to awards granted after February 13, 2013.

(2)         The amount shown assumes that the Company pays continued medical and dental benefits for the full twenty-four months.

(3)         Reflects the dollar amount that would be recognized for financial statement reporting purposes.

(4)         The amount shown assumes that the Company pays continued medical and dental benefits for the full eighteen months.

NON-EMPLOYEE DIRECTOR COMPENSATION

2014 Non-Employee Director Compensation

Our director compensation program is designed to (i) help the Company continue to attract and retain qualified candidates to serve on the Company’s Board and (ii) result in a level of director compensation that is consistent with that paid by other companies in the market for directors of like quality and experience.

For 2014, the Compensation Committee retained F.W. Cook to assist it in its review of director compensation practices, including the competitiveness of pay levels, compensation design issues, market trends, and technical considerations. After considering F.W. Cook’s recommendations, the Board made certain changes to the amounts paid under the Company’s non-employee director compensation program for service in 2014, which reflect the mid-range of non-employee director compensation by our 2014 Peer Group companies.

The following table summarizes the changes in non-employee director compensation amounts for service by directors in 2014 compared to 2013:

TYPE OF FEE	2013 AMOUNT	2014 AMOUNT
Payable Quarterly in Cash or DSUs
Annual Retainer	$60,000	$60,000
Board Chairman Annual Retainer	$30,000	$40,000
Audit Committee Chair Annual Retainer	$10,000	$20,000
Compensation Committee Chair Annual Retainer	$10,000	$15,000
Nominating and Corporate Governance Committee Chair Annual Retainer	$10,000	$10,000

Payable Annually in RSUs or DSUs
Non-retainer Fees	$125,000	$175,000

Annual Board, Chairman of the Board and Committee Chair retainers were made in four (4) equal quarterly installments on each January 15th, April 15th, July 15th, and October 15th (or the following business day if the 15th does not fall on a business day). The fees were paid in cash or deferred stock units, per each Board member’s individual election. For 2014, the number of deferred stock units issuable to a non-employee director each quarter for his or her non-retainer equity award equaled the quotient obtained by dividing the total quarterly installment payable in deferred stock units for that quarter, by the closing price of a share of our common stock on the NASDAQ Stock Market on the installment due date. The deferred stock units represent the right to receive one share of our common stock for each deferred stock unit upon (1) the director’s separation from service on the Board, (2) death, (3) disability, or (4) the sale of substantially all the assets of the Company.

The non-retainer fees were paid in deferred stock units or restricted stock units, per each Board member’s individual election. The number of deferred stock units or restricted stock units issuable to a non-employee director for his or her non-retainer equity award equaled the quotient obtained by dividing $175,000, the total annual installment payable in deferred stock units for that quarter, by the closing price of a share of our common stock on the NASDAQ Stock Market on the installment due date. The deferred stock units represented the right to receive one share of our common stock for each deferred stock unit upon (1) the director’s separation from service on the Board, (2) death, (3) disability, or (4) the sale of substantially all the assets of the Company; such right was converted into a right to receive cash upon the payment event in connection with the Shire transaction.

The following table sets forth certain information relating to director compensation for each director that was not a named executive officer for the year ended December 31, 2014.

2014 DIRECTOR COMPENSATION TABLE

Name(1) (a)	Fees Earned or Paid in Cash(2) ($) (b)	Stock Awards(3) ($) (c)	Option Awards(4) ($) (d)	Total ($) (h)

Michael W. Bonney	70,000	174,970	—	194,997
Colin Broom	60,000	174,970	—	184,997
Georges Gemayel	60,000	174,970	—	184,997
Pedro Granadillo	75,000	174,970	—	194,997
James G. Groninger	60,000	174,970	—	184,997
Rachel R. Selisker	80,000	174,970	—	194,997
Peter G. Tombros	100,000	174,970	—	244,997
Pierre Legault(5)	9,560	—	302,452	312,012

(1)          Dr. Francois Nader, the Company’s Chief Executive Officer, is not included in this table because he was an employee of the Company during the year ended December 31, 2014 and received no compensation for his services as director. Dr. Nader’s compensation is disclosed in the Summary Compensation Table above.

(2)          Our non-employee directors may elect to receive their Annual Board, Chairman of the Board and Committee Chair retainers in cash or deferred stock units. All such fees, whether received in cash or in deferred stock units, are reflected in this column.

(3)          The amounts in this column do not reflect compensation actually received by our non-employee directors, nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with ASC 718 of awards of deferred stock units or restricted stock units made to non-employee directors for the fiscal year ended December 31, 2014. The fair value of awards of deferred stock units or restricted stock units to non-employee directors is the closing price of our common stock on the date of grant. Additional information about the assumptions used in the calculation of these amounts is included in the footnotes to our audited financial statements for the fiscal year ended December 31, 2014. Our non-employee directors had the following deferred and restricted stock units outstanding as of December 31, 2014: Mr. Bonney (167,608); Dr. Broom (34,331); Dr. Gemayel (10,196); Mr. Granadillo (15,031); Mr. Groninger (125,611); Ms. Selisker (148,646); and Mr. Tombros (175,639).

(4)          Except for the option grant to Mr. Legault, there were no option awards granted to the directors during 2014. Our non-employee directors had the following options outstanding as of December 31, 2014: Mr. Bonney (36,000); Dr. Broom (36,000); Dr. Gemayel (56,500); Mr. Granadillo (36,000); Mr. Groninger (26,000); Mr. Tombros (36,000) and Mr. Legault (20,257).

(5)          Mr. Legault joined the Board on November 3, 2014 and received an option grant with respect to 20,257 shares at an exercise price at $27,29 per share, vesting 25% on the first anniversary of grant and 6.25% on each quarterly anniversary thereafter.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding awards and shares reserved for future issuance under our equity compensation plans as of December 31, 2014. However, as described in the Solicitation/Recommendation Statement on Schedule 14D-9, all of our outstanding equity awards, including those held by our named executive officers, are being cancelled in the Shire transaction in exchange for the merger consideration (minus the exercise price for stock options and applicable tax withholdings).  Therefore, the awards described in this table are no longer outstanding upon consummation of the Shire transaction and no new awards will be made under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,628,400	(1)	$12.96	(2)	6,504,764	(3)
Equity compensation plans not approved by security holders	None		N/A		None

Total	7,628,400	(1)	$12.96	(2)	6,504,764	(3)

(1)                                  Includes 1,507,660 shares of common stock issuable upon the vesting of restricted stock, restricted stock unit awards, and deferred stock unit awards granted under our 2014 and 2005 Omnibus Incentive Plans. The remaining balance consists of shares of common stock issuable upon the exercise of outstanding stock options granted under our 2014 and 2005 Omnibus Incentive Plans and 1998 Stock Option Plan. Shares available for issuance under the 2014 and 2005 Omnibus Incentive Plans may become subject to stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other equity awards, with such terms and conditions, performance requirements, restrictions, forfeiture provisions, contingencies, and other limitations as determined by the Compensation Committee.

(2)                                  The weighted-average exercise price does not take into account shares of common stock issuable upon vesting of outstanding restricted stock or restricted stock units or deferred stock units, which have no exercise price.

(3)                                  Includes 289,465 shares of common stock available for issuance under the Company’s employee stock purchase plan. Potential future awards of deferred stock units are not included as such awards are based on compensation payable in lieu of cash compensation.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of February 4, 2014, except as otherwise indicated, by:

(a) all those known by us to be beneficial owners of more than five percent of our outstanding common stock;

(b) each current director and nominee for director;

(c) each of the named executive officers referenced in the Summary Compensation Table; and

(d) all of our named executive officers and directors as a group.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares	Percent of Total(1)
Beneficial Owners of More Than 5%
FMR LLC(2)	16,025,956	15.0%
245 Summer Street
Boston, MA 02210
Wellington Management Group LLP(3)	8,739,584	8.2%
c/o Wellington Management Company LLP
280 Congress Street
Boston, MA 02210
BlackRock, Inc.(4)	7,309,552	6.8%
55 East 52nd Street
New York, NY 10022
Janus Capital Management LLC(5)	6,086,048	5.7%
151 Detroit Street
Denver, CO 80206

The Vanguard Group(6)	5,965,074	5.6%
100 Vanguard Blvd.
Malvern, PA 19355
Wells Fargo & Company(7)	5,840,568	5.4%
420 Montgomery Street
San Francisco, CA 94104
Directors and Named Executive Officers
Francois Nader(8)	1,090,055	*
Luke Beshar(8)	119,527	*
Roger Garceau(8)	337,389	*
Eric Pauwels(8)	224,215	*
Christine Mikail(8)	0	*
Peter G. Tombros(9)	264,692	*
Michael W. Bonney(9)	217,508	*
James G. Groninger (9)	156,227	*
Rachel R. Selisker(9)	151,474	*
Colin Broom(9)	90,072	*
Pedro Granadillo(9)	76,872	*
Georges Gemayel(9)	53,467	*
Pierre Legault(9)	0	*
All directors and executive officers as a group (17 persons)(10)	2,990,746	2.8%

*                                         Means less than 1%.

The beneficial ownership table is based upon information supplied to us by our executive officers and directors and contained in Schedules 13D and 13G filed with the SEC by our principal stockholders. Where information is based on a Schedule 13D or 13G filing, the number of shares shown as beneficially owned is as of the date for which information was provided therein. Beneficial ownership is determined in accordance with SEC rules and generally includes shares over which a person has or shares voting or investment power. Shares subject to stock options that are presently exercisable or exercisable within 60 days of February 4, 2015, shares subject to restricted stock units that vest within 60 days of February 4, 2015 and shares represented by deferred stock units are deemed to be outstanding and to be beneficially owned by the person holding such options, restricted stock units or deferred stock units for the purpose of computing the percentage ownership of such person.

The business address of each director and named executive officer listed above is 550 Hills Drive, 3rd Floor, Bedminster, New Jersey 07921.

(1)                                  The calculation of percentage ownership for each listed beneficial owner is based upon the 107,168,301 shares of the Company’s common stock issued and outstanding at January 19, 2015. Except as otherwise indicated, each of the persons and entities named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)                                  Based on information contained in the Schedule 13G/A filed by FMR LLC (“FMR”), Edward C. Johnson 3d (“Edward Johnson”), Abigail F. Johnson (“Abigail Johnson”) and Fidelity Growth Company Fund (“FGCF”) on February 13, 2015.  Each of FMR, Edward Johnson and Abigail Johnson may be deemed to beneficially own 16,025,956 shares of the Company.  FMR has sole voting power over 1,469, 987 shares.  Each of FMR, Edward Johnson and Abigail Johnson has sole dispositive power over 16,025,956 shares.  FGCF may be deemed to beneficially own 7,621,231 shares of the Company.  FGCF has sole voting power over the 7,621,231 shares.

(3)                                  Based on information contained in the Schedule 13G/A filed by Wellington Management Group LLP (“Wellington Management”) on February 12, 2015. Wellington Management may be deemed to beneficially own 8,739,584 shares of the Company which are held of record by clients of one or more investment advisers directly or indirectly owned by Wellington Management, formerly known as Wellington Management Company, LLP, which was an investment adviser to those clients as of December 31, 2014. Wellington Management has shared voting power over 6,747,402 shares and shared dispositive power over 8,739,584 shares.

(4)                                  Based on information contained in the Schedule 13G/A filed by Blackrock, Inc. (“Blackrock”) on January 29, 2015. Blackrock has sole voting power of 7,066,652 shares and has sole dispositive power over 7,309,552 shares.

(5)                                  Based on information contained in the Schedule 13G/A filed by Janus Capital Management LLC (“Janus”) on February 18, 2015. Janus has a direct 96.81% ownership stake in INTECH Investment Management (“INTECH”) and a direct 100% ownership stake in Perkins Investment Management LLC (“Perkins”). Holdings for Janus Capital, Perkins and INTECH were aggregated for purposes of Janus’s Schedule 13G/A filing. Janus Capital, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (collectively referred to as “Managed Portfolios”). Janus, as a result of its role as investment adviser or sub-adviser to the Managed Portfolios, may be deemed to beneficially own 6,086,048 shares of the Company, and has sole voting power and sole dispositive power over all 6,086,048 shares. The Managed Portfolios have the right to receive all dividends from, and the proceeds from the sale of, the securities held in their respective accounts.

(6)                                  Based on information contained in the Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) on February 10, 2015. Vanguard, in its capacity as parent holding company, may be deemed to beneficially own 5,965,074 shares of the Company. Vanguard has sole voting power over 138,062 shares. Additionally, Vanguard has sole dispositive power over 5,834,912 shares and shared dispositive power over 130,162 shares. Vanguard Fiduciary Trust Company (“VFTC”) is the beneficial owner of 130,162 shares as a result of its serving as investment manager of collective trust accounts, and Vanguard Investments Australia, Ltd. (“VIA”) is the beneficial owner of 7,900 shares as a result of its serving as investment manager of Australian investment offerings. VFTC and VIA are wholly-owned subsidiaries of Vanguard.

(7)                                  Based on information contained in the Schedule 13G filed by Wells Fargo & Company (“Wells Fargo”) on February 10, 2015.  Wells Fargo, in its capacity as parent holding company, may be deemed to beneficially own 5,883,894 shares of the Company.  Wells Fargo has sole voting power over 43,326 shares and shared voting power over 5,514,550 shares. Additionally, Wells Fargo has sole dispositive power over 43,326 shares, and shared dispositive power over 5,840,568 shares.

(8)                                  These figures include (i) shares issuable pursuant to options that are presently exercisable or exercisable within 60 days of February 4, 2015, as follows: 792,045 for Dr. Nader, 31,611 for Mr. Beshar, 254,412 for Dr. Garceau, 187,816 for Mr. Pauwels and 0 for Ms. Mikail; and (ii) shares issuable pursuant to restricted stock units as follows: 84,850 for Dr. Nader, 23,330 for Mr. Beshar, 29,531 for Dr. Garceau, 15,754 for Mr. Pauwels and 0 for Ms.Mikail.

(9)                                  These figures include (i) shares issuable pursuant to options that are presently exercisable or exercisable within 60 days of February 4, 2015, as follows: 38,843 for Dr. Gemayel, 36,000 for Mr. Bonney, 36,000 for Dr. Broom, 36,000 for Mr. Granadillo, 36,000 for Mr. Tombros, 26,000 for Mr. Groninger; 0 for Ms. Selisker and 0 for Mr. Legault; and (ii) shares represented by deferred stock units as follows: 171,067 for Mr. Tombros, 167,608 for Mr. Bonney, 144,074 for Ms. Selisker, 121,039 for Mr. Groninger, 29,759 for Dr. Broom, 10,459 for Mr. Granadillo, 5,624 for Dr. Gemayel and 0 for Mr. Legault. Includes 32,000 shares held by a foundation of which Mr. Tombros is a trustee. Mr. Tombros disclaims beneficial ownership over these shares.

(10)                            Includes 1,660,060 shares issuable pursuant to options that are presently exercisable or exercisable within 60 days of February 4, 2015, 154,910 shares issuable pursuant to restricted stock units that are scheduled to vest within 60 days of February 4, 2015 and 649,630 shares represented by deferred stock units. All of the shares of common stock with respect to which our directors and named executive officers share voting or investment power or disclaim beneficial ownership are described above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Transactions with Related Persons

We maintain policies and procedures relating to the review, approval, or ratification of transactions in which NPS is a participant and in which any of our directors, executive officers, 5% stockholders, or their family members have a direct or indirect material interest. We refer to these individuals and entities herein as related persons. Our Code of Business Conduct and Ethics, which is available under the Investors tab on our website at www.npsp.com, prohibits our directors, executive officers, and employees, and, in some cases, their family members, from engaging in specified activities without prior written consent from the General Counsel. These activities typically relate to situations where an NPS employee, and in some cases, an immediate family member, may have significant financial or business interests in another company competing with or doing business with NPS, or who stands to benefit in some way from such a relationship or activity. Members of our Board of Directors are also required to disclose potential conflicts of interest to us for evaluation.

Each year, we require our directors and executive officers to complete a questionnaire, among other things, to identify any transactions or potential transactions with us in which a director or an executive officer or one of their family members or associated entities has an interest. We also require that directors and executive officers notify us of any changes during the course of the year to the information provided in the annual questionnaire as soon as possible. In addition, the Board annually determines the independence of directors based on a review by the Board and the Nominating and Governance Committee as described under the section below captioned “Independence of the Board”. The Audit Committee of our Board of Directors, pursuant to its charter, has responsibility for reviewing and approving in advance any related person transactions as defined under SEC regulations.

Independence of the Board

Our Board of Directors, with the assistance of the Nominating and Corporate Governance Committee, determines the independence of each Board member and committee member on an annual basis and monitors independence on a regular basis. The Board primarily utilizes NASDAQ’s categorical independence standards for determining whether members of the Board and the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent. The Board has also adopted Corporate Governance Guidelines which are, among other things, intended to ensure that the Board and its committees are composed of independent directors. The Corporate Governance Guidelines provide that “an independent director is one who has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The Board and the Nominating and Corporate Governance Committee also regularly consult with our legal counsel to ensure that the Board’s independence determinations are consistent with the foregoing criteria. This consultation includes an analysis of each director’s response to a questionnaire inquiring about, among other things, his or her relationship, and those of his or her immediate family members, with the Company, our senior management, our independent registered public accounting firm, and other companies with whom we do business.

Consistent with these considerations, after a review of any relevant transactions and relationships involving our directors, of which there were none in 2014, our Board has affirmatively determined that each current member of our Board of Directors is independent under the foregoing criteria, except for Dr. Nader, our President and Chief Executive Officer. In addition, our Board has affirmatively determined that each of the current members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under the foregoing criteria.

ITEM 14.  Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table sets forth the fees paid or payable to KPMG LLP relating to the audit of the 2014 consolidated financial statements and fees for other professional services billed in 2014 with comparative amounts for 2013:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit fees	$776,000	$854,000
Audit-related fees	$2,000	$2,000
Tax fees	$494,000	$432,000
All other fees	$—	$—
Total	$1,272,000	$1,288,000

Audit fees consist of KPMG’s fees for services related to their audits of our annual financial statements and internal control over financial reporting, their review of financial statements included in our quarterly reports on SEC Form 10-Q, their review of SEC filed registration statements, and fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as the issuance of consents and comfort letters.

Audit-related fees consist of fees for assurance related services by KPMG that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not considered “audit fees.”

Tax fees consist of fees rendered for services on tax compliance matters, including tax return preparation, assistance with tax audits of previously filed tax returns, tax consulting and advisory services.

All other fees consist of fees for professional services rendered by our independent registered public accounting firm for permissible non-audit services, if any.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. All audit, audit-related, tax, and any other services performed for us by our independent registered public accounting firm are subject to pre-approval by the Audit Committee of our Board of Directors and were pre-approved by the Audit Committee prior to such services being rendered. The Audit Committee determined that the services provided by and fees paid to KPMG were compatible with maintaining the independent registered public accounting firm’s independence. The Audit Committee is sensitive to the concern that some non-audit services and related fees could impair independence, and the Audit Committee believes it important that independence be maintained. However, the Audit Committee also recognizes that in some areas, services that are identified by the relevant regulations as “tax fees” or “other fees” are sufficiently related to the audit work performed by KPMG that it would be highly inefficient and unnecessarily expensive to use a separate firm to perform those non-audit services. The Audit Committee intends to evaluate each such circumstance on its own merits and to approve the performance of non-audit services where it believes efficiency can be obtained without compromising independence.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements.  The financial statements required to be filed in our Annual Report on Form 10-K are included in the Original Form 10-K filing.

2. Financial statement schedules.  There are no financial statements schedules included because they are either not applicable or the required information is shown in the consolidated financial statements or the notes thereto included in the Original Form 10-K filing.

3. Exhibits.  The following exhibits are filed or incorporated by reference as part of this Form 10-K/A Amendment No. 1.

Exhibit Number	Description of Document
2.1

Termination and Transition Agreement, dated as of March 18, 2012, by and among Takeda GmbH, Takeda Pharma A/S and the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed March 19, 2013.

2.2

Agreement and Plan of Merger, dated as of January 11, 2015, among NPS Pharmaceuticals, Inc., Shire Pharmaceutical Holdings Ireland Limited, Knight Newco 2, Inc. and Shire plc, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2015.

3.1A

Amended and Restated Certificate of Incorporation of the Registrant, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

3.1B

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated December 16, 1999, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-45274), filed September 6, 2000.

3.1C

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated September 30, 2003, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 000-23272), filed February 10, 2004.

3.1D

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant, dated May 19, 2011, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

3.2	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2015.

3.3A

Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated December 18, 1996, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

3.3B

Amendment to Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant, dated September 5, 2000, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-45274), filed September 6, 2000.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

4.2

Indenture, dated as of August 8, 2013, between the Registrant and The Bank of New York Mellon, as trustee, incorporated herein by reference to the Registrant’s Registration Statement on Form S-3 (SEC File No. 333-190494), filed August 8, 2013.

10.1A**

1998 Stock Option Plan (reflects all amendments by the Board of Directors through May 2008), incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed May 28, 2008.

10.1B**

Form of Performance-Based Stock Option Agreement under the NPS Pharmaceutical, Inc. 1998 Stock Option Plan, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.2**

Form of Indemnity Agreement entered into between the Registrant and each of its officers and directors, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.3**	Change in Control Severance Pay Plan, as amended, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed January 12, 2015.

10.4A

Collaborative Research and License Agreement between the Registrant and SmithKline Beecham Corporation (now GlaxoSmithKline), dated November 1, 1993, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.4B

Amendment Agreement to Collaborative Research and License Agreement between GlaxoSmithKline, effective June 29, 1995, incorporated herein by reference to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272), filed March 29, 1996.

10.4C

Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 28, 1996, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed December 19, 1996.

10.4D

Amendment Agreement between the Registrant and GlaxoSmithKline, dated October 27, 1997, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed January 27, 1998.

10.4E

Amendment to Collaborative Research and License Agreement between the Registrant and GlaxoSmithKline, dated November 26, 1997, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed January 27, 1998.

10.4F

Letter, dated January 24, 2000, from SmithKline Beecham to the Registrant Re: Amendment Agreement to Amend the November 26, 1997 Amendment Agreement, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4G

Letter, dated May 15, 2000, from SmithKline Beecham to the Registrant Re: Amendment Agreement, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4H

Letter, dated August 1, 2001, from GlaxoSmithKline to the Registrant Re: Amendment Agreement to Amend the January 24, 2000 Amendment Agreement, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.4I

Amendment Agreement between the Registrant and SmithKline Beecham Corporation (d/b/a GlaxoSmithKline), dated December 14, 2006, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (SEC File No. 000-23272), filed March 14, 2007.

10.4J*

Exclusive Patent License Agreement between the Registrant and GlaxoSmithKline LLC dated July 29, 2011, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.5A

Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., dated February 19, 1993, incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-74318), filed January 21, 1994.

10.5B

Letter, dated March 15, 1993 from the Registrant to The Brigham and Women’s Hospital, Inc. regarding Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.5C

Amendment to Patent Agreement between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 7, 1996, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272), filed March 29, 1996.

10.5D

1999 Patent Agreement Amendment between the Registrant and The Brigham and Women’s Hospital, Inc., effective February 18, 1999, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 000-23272), filed March 21, 2003.

10.6

Collaborative Research and License Agreement between the Registrant and Kirin Brewery Company, Ltd. dated June 29, 1995, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (SEC File No. 000-23272).

10.7*

Development and License Agreement between the Registrant (conformed copy through Fifth Amendment, dated as of June 29, 2012), incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.8A**	2005 Omnibus Incentive Plan, as amended through May 18, 2011, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2011.

10.8B**	2005 Omnibus Incentive Plan, as amended through May 7, 2013, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed May 9, 2013.

10.8C**	Form of Stock Option Grant Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8D**	Form of Restricted Stock Unit Agreement for Non-Employee Directors, Incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8E**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8F**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8G**	Form of Restricted Stock Unit Agreement for Employees, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed February 13, 2013.

10.8H**

Non-Employee Director Compensation Program, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (SEC File No. 333-17521), filed May 3, 2012.

10.9A**	Non-Employee Director Deferred Compensation Program, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed July 1, 2005.

10.9B**	Form of Deferred Stock Unit Award Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed July 1, 2005.

10.10*

License Agreement, dated September 28, 1995, between 1149336 Ontario Inc., Daniel J. Drucker, and Allelix Biopharmaceuticals Inc., incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (SEC File No. 000-23272), filed November 9, 2007.

10.11

Asset Purchase Agreement, dated October 9, 2007, between AstraZeneca AB and the Registrant, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12A*

Commercial Manufacturing Agreement, dated October 18, 2002, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12B*

Amending Agreement, dated March 15, 2004, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12C*

Amendment Number One to Amending Agreement, dated December 22, 2005, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (SEC File No. 000-23272), filed March 17, 2008.

10.12D*

Amendment Number Two to Amending Agreement, dated August 28, 2007, by and between NPS Allelix Corp. and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.12E*

Letter Agreement, dated January 19, 2009, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.12F*

Amendment Number Three to Amending Agreement, dated February 1, 2011, by and between the Registrant and Boehringer Ingelheim Austria GmbH, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.13A**

Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272), filed May 19, 2008.

10.13B**

First Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.13C**

Second Amendment to the Employment Agreement with Francois Nader, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.14**

First Amendment to Restrictive Covenant Agreement with Francois Nader, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (SEC File No. 000-23272), filed May 19, 2008.

10.15**

Employment Agreement with Roger Garceau, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 000-23272), filed March 16, 2009.

10.16*

Agreement for Sale and Assignment of Rights, dated February 26, 2010, between the Registrant and LSRC II S.ÀR.L., incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (SEC File No. 000-23272), filed March 11, 2010.

10.17**	NPS Pharmaceuticals, Inc. 2010 Employee Stock Purchase Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-23272), filed May 24, 2010.

10.18A*

Development and Supply Agreement between the Registrant and Hospira Worldwide, Inc. dated March 25, 2009, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (SEC File No. 000-23272), filed May 3, 2011.

10.18B*

First Amendment to Development and Supply Agreement, effective as of May 14, 2014, by and between Hospira Worldwide, Inc. and the Registrant, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed November 10, 2014.

10.19**

Amended and Restated Employment Agreement with Eric Pauwels dated May 6, 2014, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.20*

Manufacturing Agreement between the Registrant and SynCo Bio Partners B.V., dated August 1, 2009, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (SEC File No. 000-23272), filed November 3, 2011.

10.21*

Commercial Manufacturing Agreement between the Registrant and Vetter Pharma International GmbH dated December 21, 2009, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (SEC File No. 000-23272), filed November 9, 2012.

10.22*

Amended and Restated Agreement for the Sale and Assignment of Rights, dated as of December 20, 2013, by and between the Registrant and Drug Royalty L.P. 3, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 18, 2014.

10.23**

Offer Letter of Susan Graf, dated as of April 29, 2013, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.24*

Contract Manufacturing and Supply Agreement, dated as of September 7, 2012, by and between Patheon UK Limited and the Registrant, as assignee of Takeda GmbH (f/k/a Nycomed Danmark ApS), incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 18, 2014.

10.25**	NPS Pharmaceuticals, Inc. 2014 Omnibus Equity Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed May 7, 2014.

10.26**	Form of Incentive Stock Option Award Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed May 7, 2014.

10.27**	Form of Nonqualified Stock Option Award Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed May 7, 2014.

10.28**	Form of Restricted Stock Unit Award Agreement, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed May 7, 2014.

10.29**	NPS Pharmaceuticals, Inc. Deferred Compensation Plan, incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed May 7, 2014.

10.30**

Employment Agreement with Christine Mikail, dated January 30, 2014, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.31**

Offer Letter with Robin Friedman dated January 30, 2014, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

10.32**

Employment Agreement with Paul Firuta dated March 3, 2014, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed May 8, 2014.

12.1	Computation Ratio of Earnings Available to Cover Fixed Charges (previously filed)

21.1	List of Subsidiaries (previously filed)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed)

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Annual Financial Report by the Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

†                            Filed herewith.

*                            Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

**                     Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NPS PHARMACEUTICALS, INC.

Date: February 20, 2015	By:	/s/ Luke M. Beshar
Luke M. Beshar Executive Vice President and Chief Financial Officer